Form 10-Q
period 1995-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1995-08-11
CIK 700565

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q
                                 JUNE 30, 1995


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the quarterly period ended June 30, 1995

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from_________________to_________________

                        Commission file number: 0-13368

                        First Mid-Illinois Bancshares, Inc.
              (Exact name of Registrant as specified in its charter)

                 Delaware                                37-1103704
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

         1515 Charleston Avenue, Mattoon, Illinois            61938
          (Address of Principal Executive Offices)         (Zip Code)

      Registrant's telephone number, including area code: 217-234-7454

      Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

             Common stock, par value $4.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 889,108 shares of Common Stock at July 19, 1995.

                                  FORM 10-Q
                             For the Quarter Ended
                                June 30, 1995



                                   INDEX


                                                                    Beginning
                                                                     Page No.

Part I - Financial Information

         Item 1.  Financial Statements                                  3

                  Consolidated Balance Sheets                           4

                  Consolidated Statements of Income                     5

                  Consolidated Statement of Cash Flows                  7

                  Notes to Consolidated Financial Statements            9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        11


Part II - Other Information

          Item 1.  Legal Proceedings                                   28

          Item 2.  Changes in Securities                               28

          Item 3.  Defaults Upon Senior Securities                     28

          Item 4.  Submission of Matters to a Vote
                   of Security Holders                                 28

          Item 5.  Other Information                                   28

          Item 6.  Exhibits and Reports on Form 8-K                    28


Signatures                                                             29

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation have been included. For further information, refer to the financial statements and notes included in the Registrant's 1994 Annual Report to Stockholders.

FIRST MID-ILLINOIS BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited) (in thousands)

                                                       June 30,  December 31,
                                                         1995        1994
Assets
Cash and due from banks:
  Noninterest bearing                                   $  15,563  $  17,631
  Interest bearing                                            660         82
Excess funds sold                                           4,425        -
  Cash and cash equivalents                                20,648     17,713
Investment certificates of deposits                            99         99
Investment securities available-for-sale at fair value     64,321     68,973
Investment securities held-to-maturity
  (approximate fair value of $63,486,000 at
   June 30, 1995 and $59,836,000 at December 31, 1994)     64,021     62,304
Loans                                                     295,805    282,153
Less allowance for loan losses                              2,696      2,608
  Net loans                                               293,109    279,545
Premises and equipment, net                                 9,337      9,336
Intangible assets                                           6,323      6,627
Other assets                                                6,848      6,561
  Total assets                                          $ 464,706  $ 451,158
                                                       ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing                                   $  44,978  $  45,159
  Interest bearing                                        344,292    344,409
    Total deposits                                        389,270    389,568
Long-term debt                                              7,700      7,700
Short-term borrowings                                      29,480     19,590
Other liabilities                                           4,506      3,700
  Total liabilities                                       430,956    420,558

Stockholders' equity
  Preferred stock no par value; authorized 1,000,000
    shares; issued 620 shares of Series A preferred
    with stated value of $5,000 per share                   3,100      3,100
  Common stock, $4 par value; authorized 2,000,000
    shares; issued 891,108 shares in 1995
    and 878,769 in 1994                                     3,580      3,515
  Additional paid-in-capital                                3,841      3,531
  Retained earnings                                        23,118     21,577
  Net unrealized gain (loss) on available-for-sale
    investment securities, net of tax                         135     (1,099)
                                                           33,774     30,624
  Less treasury stock at cost, 2,000 shares                    24         24

  Total stockholders' equity                               33,750     30,600
  Total liabilities and stockholders' equity            $ 464,706  $ 451,158
                                                       ======================

See accompanying notes to consolidated financial statements.

FIRST MID-ILLINOIS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three months ended June 30, 1995 and 1994
(unaudited) (in thousands, except per share data)

                                                           1995        1994
Interest income:
Interest and fees on loans                             $   6,181   $   4,499
Interest on investment securities                          1,971       1,613
Interest on excess funds sold                                 77           9
Interest on deposits with financial institutions              47          25
  Total interest income                                    8,276       6,146

Interest expense:
Interest on deposits                                       3,668       2,534
Interest on short-term borrowings                            110          86
Interest on long-term debt                                   320          86
  Total interest expense                                   4,098       2,706

  Net interest income                                      4,178       3,440

Provision for loan losses                                     48          72

   Net interest income after provision for loan losses     4,130       3,368

Other income:
Trust fees                                                   305         298
Brokerage and annuity fees                                    42         127
Service charges                                              385         357
Securities gains, net                                         -           -
Mortgage banking income                                       71          27
Other                                                        181         197
   Total other income                                        984       1,006

Other expense:
Salaries and employee benefits                             1,878       1,718
Occupancy, furniture and equipment expense, net              569         491
Federal deposit insurance premiums                           221         195
Other                                                      1,043         831
 Total other expense                                       3,711       3,235

  Income before income taxes                               1,403       1,139

Income taxes                                                 453         329

  Net income                                           $     950   $     810
                                                      =======================
Per common share data:
Primary earnings per share                             $     .99   $     .84
Fully diluted earnings per share                             .94         .81


See accompanying notes to consolidated financial statements.

FIRST MID-ILLINOIS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Six months ended June 30, 1995 and 1994
(unaudited) (in thousands, except per share data)

                                                           1995        1994
Interest income:
Interest and fees on loans                             $  12,004   $   8,787
Interest on investment securities                          3,906       3,229
Interest on excess funds sold                                137          41
Interest on deposits with financial institutions              67          60
  Total interest income                                   16,114      12,117

Interest expense:
Interest on deposits                                       7,148       5,078
Interest on short-term borrowings                            289         164
Interest on long-term debt                                   460         150
  Total interest expense                                   7,897       5,392

  Net interest income                                      8,217       6,725

Provision for loan losses                                     90         144

   Net interest income after provision for loan losses     8,127       6,581

Other income:
Trust fees                                                   608         638
Brokerage and annuity fees                                    90         217
Service charges                                              749         685
Securities gains, net                                         -           21
Mortgage banking income                                       98          99
Other                                                        422         368
  Total other income                                       1,967       2,028

Other expense:
Salaries and employee benefits                             3,726       3,414
Occupancy, furniture and equipment expense, net            1,118         940
Federal deposit insurance premiums                           442         392
Other                                                      2,037       1,585
 Total other expense                                       7,323       6,331
  Income before income taxes                               2,771       2,278

Income taxes                                                 858         654

  Net income                                           $   1,913   $   1,624
                                                       ======================
Per common share data:
Primary earnings per share                             $    2.00   $    1.77
Fully diluted earnings per share                            1.90        1.62



See accompanying notes to consolidated financial statements.

FIRST MID-ILLINOIS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 1995 and 1994
(unaudited)  (In thousands)

                                                            1995        1994
Cash flows from operating activities:

Net income                                             $     950   $     810
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                 48          72
    Depreciation, amortization and accretion, net            341         361
    Securities (gains), net                                  -           -
    Gain on sale of loans held for sale                       (8)         (4)
    Origination of mortgage loans held for sale             (485)       (357)
    Proceeds from sales of mortgage loans held for sale      847         575
    Net (increase) in other assets                        (1,115)       (619)
    Net increase in other liabilities                        916       1,448
Net cash provided by operating activities                  1,494       2,286

Cash flows from investing activities:
Expenditures for premises and equipment                     (232)        (88)
Net (increase) in loans                                  (12,812)    (14,569)
Proceeds from sales of:
  Securities available-for-sale                              -         2,039
Proceeds from maturities of:
  Investment securities                                      -         7,179
  Securities available-for-sale                            7,733         -
  Securities held-to-maturity                                469         -
Purchases of:
  Securities available-for-sale                             (217)       (783)
  Securities held-to-maturity                             (3,004)     (1,388)
Net decrease in investment certificates of deposits          -         2,185
Net cash (used in) investing activities                   (8,063)     (5,425)

Cash flows from financing activities:
Net (decrease) in deposits                                (7,550)     (2,549)
Net increase in short-term borrowings                      8,380       8,140
Repayment of long-term debt                                  -          (300)
Dividends paid on common stock                              (176)       (298)
Dividends paid on preferred stock                           (143)       (143)
Net cash provided by financing activities                    511       4,850

Increase (decrease) in cash and cash equivalents          (6,058)      1,711
Cash and cash equivalents at beginning of period          26,706      12,870
Cash and cash equivalents at end of period              $ 20,648    $ 14,581
                                                       ======================
Additional disclosure of cash flow information:
  Interest paid during the period                       $  4,111    $  2,573
  Income taxes paid during the period                        850         725
  Loans transferred to real estate owned                      36         156
                                                       ======================


See accompanying notes to consolidated financial statements.

FIRST MID-ILLINOIS BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(unaudited)  (In thousands)

                                                            1995        1994
Cash flows from operating activities:

Net income                                             $   1,913   $   1,624
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                 90         144
    Depreciation, amortization and accretion, net            674         795
    Securities (gains), net                                  -           (21)
    Gain on sale of loans held for sale                      (17)        (47)
    Origination of mortgage loans held for sale           (1,025)     (2,195)
    Proceeds from sales of mortgage loans held for sale    1,396       2,900
    Net (increase) decrease in other assets                 (287)        457
    Net increase in other liabilities                        702         860
Net cash provided by operating activities                  3,446       4,517

Cash flows from investing activities:
Expenditures for premises and equipment                     (371)       (167)
Net (increase) in loans                                  (14,008)    (14,218)
Proceeds from sales of:
  Securities available-for-sale                              -         8,535
Proceeds from maturities of:
  Investment securities                                      -        21,618
  Securities available-for-sale                           10,202         -
  Securities held-to-maturity                              1,287         -
Purchases of:
  Securities available-for-sale                           (3,679)    (11,794)
  Securities held-to-maturity                             (3,004)    (12,776)
Net decrease in investment certificates of deposits          -         2,177
Net cash (used in) investing activities                   (9,573)     (6,625)

Cash flows from financing activities:
Net (decrease) in deposits                                  (298)     (9,607)
Net increase in short-term borrowings                      9,890       5,980
Repayment of long-term debt                                  -          (300)
Dividends paid on common stock                              (387)       (658)
Dividends paid on preferred stock                           (143)       (143)
Net cash provided by (used in) financing activities        9,062      (4,728)

Increase (decrease) in cash and cash equivalents           2,935      (6,836)
Cash and cash equivalents at beginning of period          17,713      21,417
Cash and cash equivalents at end of period              $ 20,648    $ 14,581
                                                       ======================
Additional disclosure of cash flow information:
  Interest paid during the period                       $  8,283    $  5,371
  Income taxes paid during the period                        850         850
  Loans transferred to real estate owned                     109         156
                                                       ======================

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1) The consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (the "Registrant"), and its wholly owned subsidiaries, First Mid-Illinois Bank & Trust, N.A. (the "Bank"), Heartland Savings Bank ("Heartland") and Mid-Illinois Data Services, Inc. ("MIDS"). Intercompany amounts have been eliminated.

    On October 4, 1994, the Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. ("DBI") which owned 100% of the stock of Downstate National Bank ("DNB"). DNB had locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into the Bank with the Bank being the surviving entity. DBI was purchased for cash of $8,570,000 with $5,570,000 of that amount being internally generated funds and $3,000,000 resulting from additional long-term borrowings of the Registrant. The acquisition of DBI by the Bank was accounted for using the purchase method of accounting whereby the assets and liabilities of DBI were recorded at their fair values as of the acquisition date and the operating results of the DBI operations have been combined with those of the Registrant since October 4, 1994.

2) The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 1995 and 1994, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 1995, are not necessarily indicative of the results expected for the year ending December 31, 1995.

3) Income for primary and fully diluted earnings per share is adjusted for dividends attributable to preferred stock. Primary earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock. The weighted average number of common equivalent shares used in calculating earnings per share for the periods ended June 30, 1995 and 1994, are as follows:

                        Three months ended      Six months ended
                              June 30,              June 30,
                         1995       1994         1995       1994
     Primary            885,620    876,769      883,629    876,769
     Fully Diluted    1,010,922  1,002,071    1,008,931  1,002,071

4) The Registrant is required to classify its debt securities into one of three categories at the time of purchase: held-to-maturity, available-for-sale or trading. Held-to-maturity securities are those which management has the intent and ability to hold to maturity. These securities are carried at amortized historical cost. Available-for-sale securities are those securities which management may sell prior to maturity as a result of the Registrant's overall asset and liability management strategy. These securities are recorded at fair value. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at the lower of historical cost or fair value. The Registrant currently has no securities designated as trading.

5) Heartland originates residential first mortgage loans both for its portfolio and for sale into the secondary market. Held for sale loans are carried at the lower of aggregate, amortized cost or estimated market value. Mortgage banking income consists of gains or losses on the sale of loans and servicing fee income. Origination costs for loans sold are expensed as incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      Results of Operations-Summary

  For the second quarter, net income amounted to $950,000 ($.94 per share on a fully diluted basis) in 1995 as compared with $810,000 ($.81 per share on a fully diluted basis) in 1994. A summary of the factors which contributed to the quarterly earnings increase follows (dollars in thousands except per share data):

Three months ended June 30, 1995 vs. June 30, 1994      Total     Per Share
- -----------------------------------------------------------------------------
    Net interest income                                $  738       $  .72
    Provision for loan losses                              24          .02
    Other income                                          (22)        (.02)
    Other expenses                                       (476)        (.47)
    Income taxes                                         (124)        (.12)
- -----------------------------------------------------------------------------
    Total increase in net income                       $  140       $  .13
=============================================================================

  Net income for the six month period ended June 30, 1995, amounted to $1,913,000 ($1.90 per share on a fully diluted basis). This represents a $289,000 or 17.8% increase from the earnings of $1,624,000 ($1.62 per share on a fully diluted basis) earnings for the six month period ended June 30, 1994. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):

Six months ended June 30, 1995 vs. June 30, 1994         Total     Per Share
- -----------------------------------------------------------------------------
    Net interest income                                $1,492       $ 1.47
    Provision for loan losses                              54          .05
    Other income                                          (61)        (.06)
    Other expenses                                       (992)        (.98)
    Income taxes                                         (204)        (.20)
- -----------------------------------------------------------------------------
    Total increase in net income                       $  289       $  .28
=============================================================================

              Net Interest Income and Interest Rate Sensitivity

  During the first six months in 1995, the Registrant's net interest income increased by $1,492,000 (22.2%) as compared with the net interest income for the same period in 1994. Net interest income for the six months ended June 30, 1995, was $8,127,000 as compared with $6,725,000 for the six months ended June 30, 1994. The table which follows sets forth details of average balances, interest income and expense and average rates for the Registrant for 1995 and 1994. The 1995 figures have been annualized based on the actual results through June 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ended December 31, 1995.

  As can be seen, annualized net interest margin is 3.99% in 1995 (on a tax equivalent basis). The overall cost of interest bearing liabilities has been 68 basis points higher in 1995 than in 1994 and the yield on interest earning assets has been 66 basis points higher in 1995 than in 1994.

  Beginning in early 1994, economic activity and loan demand began to increase significantly in the Registrant's market area. As the largest financial institution in the area and the one with the most banking outlets, the Registrant's loan totals have increased dramatically. The loan:deposit ratio (a traditional measure of a banks relative lending volume) of the Registrant has increased from 63.9% at December 31, 1993 to 76.0% at June 30, 1995. This rapid growth in loans has caused net interest income to increase because yields on loans are generally 200 - 300 basis points higher than are the yields on the investment products they replace and/or the incremental funding costs of the additional deposits or short term borrowings that the Registrant has acquired to fund the loan growth.

  As a result of an active asset/liability management effort, this loan growth has not added appreciably to the amount of interest rate or liquidity risk associated with the Registrant's operations.

Distribution of Consolidated Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differential (dollars in thousands)

                         Six Month Period Ended           Year Ended
                             June 30, 1995              December 31, 1994
                         Avg Bal   Int   Avg Rate   Avg Bal    Int   Avg Rate
INTEREST EARNING ASSETS
Investment certificates
  of deposits           $     99  $   10  10.26%   $  1,211  $    51   4.21%
Due from banks-interest
  bearing                  2,128     124   5.83%        924       22   2.38%
Excess funds sold          4,719     274   5.80%      3,643      156   4.28%
Investment securities:
  Taxable                117,960   7,045   5.97%    117,285    5,772   4.92%
  Tax-exempt              12,973     768   8.97%     14,546      851   8.86%
Loans (net of
  unearned income)       284,442  24,007   8.44%    243,166   19,576   8.05%
Total earning assets     422,321  32,228   7.72%    380,775   26,428   7.06%

NONEARNING ASSETS
Cash and due from banks   15,014                     13,720
Premises and equipment     9,305                      8,393
Other nonearning assets   12,512                      9,150
Allowance for loan losses (2,654)                    (2,354)
Total assets            $456,498                   $409,684
                        =========                  =========
INTEREST BEARING LIABILITIES
Demand deposits         $108,620 $ 2,880   2.65%   $110,069  $ 2,764   2.51%
Savings deposits          42,733   1,152   2.70%     38,985    1,009   2.59%
Time deposits            196,972  10,264   5.21%    170,252    7,298   4.29%
Short-term borrowings     18,880     920   4.87%     13,103      471   3.59%
Long-term debt             7,700     578   7.51%      5,579      376   6.74%
Total interest-
  bearing liabilities    374,905  15,794   4.21%    337,988   11,918   3.53%

NONINTEREST-BEARING LIABILITIES
Demand deposits           45,180                     37,527
Other liabilities          4,295                      3,901
Stockholders' equity      32,118                     30,268
Total liabilities
  & equity              $456,498                   $409,684
                        =========                  =========
Net interest earnings             $16,434                    $14,510
                                  ========                   ========
Net interest earnings as a
 % of interest earning assets
 on a full tax equivalent basis            3.99%                       3.93%
                                           =====                       =====

(1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.
(2)  Nonaccrual loans have been included in the average balances.
(3)  Interest includes net loan fees.
(4) 1995 interest income and expense amounts have been annualized based on results through June 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1995.

The following table describes changes in net interest income attributable to changes in the volume of earning assets compared to changes in interest rates (in thousands).

                                            1995  Compared to 1994
                                             Increase - (Decrease)

                                     Total                        Rate/
                                     Change   Volume    Rate      Volume
INTEREST INCOME:
Investment certificates
  of deposit                       $   (41)  $   (47)  $    73  $   (67)
Due from banks-interest bearing        102        29        32       41
Excess funds sold                      118        46        55       17
Investment securities:
    Taxable                          1,273        33     1,233        7
    Tax-exempt                         (83)      (92)       10       (1)
Loans                                4,431     3,323       948      160
    Total interest income            5,800     3,292     2,351      157

INTEREST EXPENSE:
  Demand deposits                      116       (36)      154       (2)
  Savings deposits                     143        97        42        4
  Time deposits                      2,966     1,145     1,574      247
  Short-term borrowings                449       208       167       74
  Long-term debt                       202       143        43       16
    Total interest expense           3,876     1,557     1,980      339

NET INTEREST EARNINGS              $ 1,924   $ 1,735   $   371  $  (182)
                                   =======================================

(1) Nonaccrual loans are not material and have been included in the average loan balances for purposes of this computation. No out-of-period adjustments have been included in the above analysis.

(2) Changes in rates and volume are computed on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities is shown on a tax-equivalent basis using a 34% tax rate.

(3) There were no foreign activities by the Registrant during the six month periods ending June 30, 1995 and June 30, 1994.

(4) 1995 interest income and expense amounts have been annualized based on results through June 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1995.

  The following table is the Registrant's "static gap" schedule as of June 30, 1995. This is just one of several tools used by management to monitor the interest rate sensitivity position of the Registrant. Earning assets and interest bearing liabilities are presented below within selected time intervals based on their repricing and maturing characteristics. Interest rate sensitivity is measured by "gaps", (the difference between interest earning assets and interest bearing liabilities within a particular time interval). A positive GAP indicates more assets than liabilities could reprice in that time period and a negative GAP indicates more liabilities could reprice.

(dollars in thousands)   Number of Months Until Next Repricing Opportunity

                           0-1        1-3        3-6        6-12       12+
Interest Earning Assets:
Investment certificates
 of deposits           $     -    $     -    $     -    $     -    $      99
Due from banks-
 interest bearing            660        -          -          -          -
Excess funds sold          4,425        -          -          -          -
Taxable investment
  securities              42,973     14,144     13,516     12,691     32,291
Non-taxable investment
  securities                 265         10        373        369     11,710
Loans                     34,264     13,937     29,018     38,334    180,252
  Total                $  82,587  $  28,091  $  42,907  $  51,394  $ 224,352

Interest Bearing Liabilities:
Savings and NOW accts  $ 108,638  $     -    $     -    $     -    $     -
Money market accounts     37,266        -          -          -          -
Other time deposits       31,951     35,515     33,201      36,215    61,506
Short-term borrowings     19,980        -          -         6,000     3,500
Long-term debt             7,700        -          -           -         -
  Total                $ 205,535  $  35,515  $  33,201  $   42,215 $  65,006

  Periodic GAP         $(122,948) $  (7,424) $   9,706  $    9,179 $ 159,346
  Cumulative GAP       $(122,948) $(130,372) $(120,666) $ (111,487)$  47,859

Gaps as a percent of
  interest earning assets:
    Periodic              (28.6%)     (1.7%)      2.3%        2.1%     37.1%
    Cumulative            (28.6%)    (30.3%)    (28.0%)     (25.9%)    11.2%
                       ======================================================

  The above tabulation classifies savings and NOW accounts as immediately repriceable because if rates paid on these accounts were to change, the rates would, most likely, change on all such accounts at the same time. As a practical matter, management is able to exercise a significant amount of control over these rates and they have shown to be very resistant to rate changes.

  Management of the Registrant continually monitors its interest rate sensitivity position. While the preceding table is an indication of interest rate risk, overall interest rate sensitivity is influenced by other factors such as the competitive environment, the timing and amount of rate changes, loan prepayments and the inherent stability of certain deposits. A number of different factors, including those objectively determined and measurable, as well as those subjectively ascertained, are considered by management in its evaluation of interest rate risk. As a result of this analysis, management believes that the overall level of interest rate risk is manageable and does not believe that changing rates will have a material negative effect on the Registrant's net interest margin.

                Investment Portfolio and Investment Transactions

  The Registrant adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. Investment securities that the Registrant has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. All other investment securities are classified as "available-for-sale" and have been reported at their estimated fair value at June 30, 1995, and December 31, 1994. In accordance with FAS 115, the unrealized gains, net of related taxes, in the amount of $135,000 have been included in stockholders' equity at June 30, 1995.

  Total investment securities designated as available-for-sale represented 50% of the portfolio and held-to-maturity represented 50%. During the three months ended June 30, 1995, neither available-for-sale nor held-to-maturity investment securities were sold. During the three months ended June 30, 1995, $3,000,000 held-to-maturity investment securities and $217,000 available-for-sale investment securities were purchased.

  The table below provides detailed information for investment securities at June 30, 1995, (in thousands):

                                             Gross       Gross    Approximate
                                Amortized  Unrealized  Unrealized    Fair
                                  Cost       Gains       Losses      Value
Available-for-sale:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies               $  29,280   $     296   $     233   $  29,343
  Obligations of state and
    political subdivisions         9,105         403         245       9,263
  Mortgage backed securities      23,626         149         165      23,610
  Other securities                 2,105         -           -         2,105
  Total available-for-sale     $  64,116   $     848   $     643   $  64,321

Held-to-maturity:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies               $  44,855   $     231   $     710   $  44,376
  Obligations of state and
    political subdivisions         4,007          57          24       4,040
  Mortgage backed securities      15,159          61         151      15,069
  Other securities                   -           -           -           -
  Total held-to-maturity       $  64,021   $     349   $     885   $  63,485
Total                          $ 128,137   $   1,197   $   1,528   $ 127,806
                               ==============================================

  Information related to investment securities at December 31, 1994 follows (in thousands):

                                           Gross       Gross      Approximate
                               Amortized  Unrealized  Unrealized     Fair
                                  Cost       Gains       Losses      Value
Available-for-sale:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies               $  34,358   $     -     $     970   $  33,388
  Obligations of state and
    political subdivisions         9,641         240         160       9,721
  Mortgage backed securities      24,751          29         804      23,976
  Other securities                 1,888         -           -         1,888
  Total available-for-sale     $  70,638   $     269   $   1,934   $  68,973

Held-to-maturity:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies               $  42,312   $       6   $   1,760   $  40,558
  Obligations of state and
    political subdivisions         4,023           5         101       3,927
  Mortgage backed securities      15,969           1         619      15,351
  Other securities                   -           -           -           -
  Total held-to-maturity       $  62,304   $      12   $   2,480   $  59,836
Total                          $ 132,942   $     281   $   4,414   $ 128,809
                               ==============================================

  The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at June 30, 1995, (dollars in thousands) and their weighted average yields:

Available-for-Sale Investment Securities - Approximate Fair Value Maturing

                                 One     After 1  After 5    After
                                 year     through  through     ten
                                or less   5 years  10 years   years    Total
U.S. Treasury securities and
  obligations of U.S.
  Government corporations
  and agencies               $  9,963  $ 17,862  $  1,519  $    -    $ 29,344
Mortgage-backed securities      1,062    14,350     4,383     3,815    23,610
Obligations of states and
  political subdivisions          442     6,589     2,231       -       9,262
Other securities                  -         -         -       2,105     2,105
Total Available-for-sale
  Securities                 $ 11,467  $ 38,801  $  8,133  $  5,920  $ 64,321
                             ================================================
Weighted Average Yield          4.79%     6.08%     7.25%     8.88%
Full Tax Equivalent Yield       4.92%     6.55%     8.18%     8.88%
                             ================================================

Held-to Maturity Investment Securities - Book Value Maturing

                                One      After 1  After 5    After
                                year     through  through     ten
                               or less   5 years  10 years   years    Total
U.S. Treasury securities and
  obligations of U.S.
  Government corporations
  and agencies               $  4,801  $ 35,072  $  4,982  $   -     $ 44,855
Mortgage-backed securities      1,037    12,446       606    1,070     15,159
Obligations of states and
  political subdivisions          362     2,312     1,333      -        4,007
Other securities                   -         -         -        -          -
Total Held-to-maturity
  Securities                 $  6,200  $ 49,830  $  6,921  $ 1,070   $ 64,021
                             ================================================
Weighted Average Yield          5.33%     5.09%     4.61%    6.41%
Full Tax Equivalent Yield       5.49%     5.21%     5.12%    6.41%
                             ================================================

  The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax equivalent yields have been calculated using a 34% tax rate.

  The maturities of, and yields on, mortgage backed securities have been calculated using actual quarterly repayment history. However, where securities have call features and market values greater than par, the call date has been used to determine the expected maturity.

  Except for U.S. Treasury securities and obligations of U.S. Government corporations and agencies, no investment in a single issuer exceeds 10% of stockholders' equity at June 30, 1995.

  Other securities includes stock in the Federal Home Loan Bank totaling $1,699,000 in 1995 and $507,000 in 1994.

                  Loan Quality and Allowance for Loan Losses

  The following tables provide information relating to the Registrant's loan portfolio, risk elements within the portfolio and historical loan loss experience.

  The Registrant adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" ("FAS 118") effective January 1, 1995. FAS 114 applies to all creditors and to all loans that are accounted for at fair value or at the lower of cost or fair value. It requires that impaired loans be measured at the present values of expected future cash flows by discounting those cash flows at the loan's effective interest rate. FAS 118 amends FAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FAS 118 also amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Registrant had no impaired loans as of June 30, 1995.

Loan Portfolio

  The composition of the Registrant's loan portfolio as of June 30, 1995, December 31, 1994 and 1993 is as follows (in thousands):

                                    1995         1994          1993
Commercial, financial
  and agricultural                $ 64,452     $ 61,520      $ 50,353
Real estate - mortgage             203,408      195,524       151,916
Installment loans to individuals    25,929       22,294        16,360
Other                                2,016        2,815         4,590
  Total Loans                     $295,805     $282,153      $223,219
                                  ====================================

  The following table presents the aggregate balances of loans outstanding as of June 30, 1995, by maturities, based on remaining scheduled, contractual repayments of principal (in thousands):

                                            Over 1
                                 One Year   Through     Over
                                 or Less    5 Years    5 Years      Total
Commercial, financial
  and agricultural               $45,148    $15,170    $ 4,134    $ 64,452
Real estate - mortgage            40,696     99,733     62,979     203,408
Installment loans to individuals   5,771     19,156      1,002      25,929
Other                                578        977        461       2,016
   Total Loans                   $92,193   $135,036    $68,576    $295,805
                                 ==========================================

  As of June 30, 1995, loans with maturities over one year were comprised of $162,466,000 in fixed rate loans and $41,146,000 in variable rate loans. The loan maturities noted previously are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests for such are handled on a case by case basis.

  As of June 30, 1995, the Registrant had loan concentrations in agricultural industries of 12.7% of outstanding loans. The Registrant had no other industry loan concentrations in excess of 10% of outstanding loans.

  There was no foreign activity required to be disclosed for the reporting period ended June 30, 1995.

Non-Performing Loans

  It is the Registrant's policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

  The following table presents information concerning the aggregate amount of nonperforming loans at the dates indicated. Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and (c) loans not included in (a) or (b) above which are "restructured loans" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."


Nonperforming Loans
(In thousands)

                                June 30,             December 31,
                                 1995        1994    1993    1992    1991
Nonaccrual loans                 $283        $393    $497    $685    $348
Loans past due ninety days
  or more and still accruing      400         509     248     585     418
Restructured loans which are
  performing in accordance
  with revised terms              664         772     307     383     678
                               =========    ==============================

  Interest income that would have been reported in 1995 if nonaccrual and restructured loans had been performing totaled $37,900 for the six month period ended June 30, 1995. Interest income that was included in income totaled $11,900 for the same period.

Allowance for Loan Losses

  The provision for loan losses charged to expense was $90,000 for the six months ended June 30, 1995, as compared to $144,000 for the six months ended June 30, 1994, a $54,000 (37.5%) decrease. This decrease is due to reduced loan charge offs, a lower level of problem loans and more favorable economic conditions which allowed the Registrant to reduce the provision and at the same time improve reserve coverage.

  Management establishes an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed to be uncollectible are charged against and reduce the allowance. The provision for loan losses and recoveries are credited to and increase the allowance. The allowance for loan losses totaled $2,696,000 at June 30, 1995, which represented .9% of total loans. The allowance for loan losses equaled 200.1% and 155.8% of total non-performing loans at June 30, 1995 and December 31, 1994, respectively.

  A summary of loan loss experience for the periods indicated is as follows (dollars in thousands):

                          Six
                      Months Ended                Year Ended
                        June 30,                 December 31,
                          1995         1994       1993       1992      1991
Average loans
  outstanding, net
  of unearned income    $284,442     $243,166  $214,408  $178,919  $127,918

Allowance-
  beginning of year        2,608        2,110     1,906     1,566     1,505

Balance of acquired
  subsidiary                 -            343       -         350       -

Charge-offs:
Commercial, financial
  and agricultural            15           29       140       298       273
Real estate-mortgage           9           28       241       350        11
Installment                   16          120        86       139       132
Other                        -            -         -         -         -
  Total charge-offs           40          177       467       787       416

Recoveries:
Commercial, financial
  and agricultural            15           98       150       167        57
Real estate-mortgage         -             21         3        18        -
Installment                   23           45        26        49        33
  Total recoveries            38          164       179       234        90

Net charge-offs
  (recoveries)                 2           13       288       553       326

Provision for loan losses     90          168       492       543       387

Allowance-end of period  $ 2,696      $ 2,608   $ 2,110   $ 1,906   $ 1,566
                       ===========   =======================================
Ratio of net charge-offs
  (recoveries) to
  average loans             .00%         .01%      .13%      .31%      .25%
                       ===========   =======================================
Ratio of allowance
  for loan losses to
  loans outstanding
  (less unearned interest)
  at end of period          .91%         .93%      .95%      .89%     1.17%
                       ===========   =======================================

  The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance for loan losses, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Registrant's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of the exposure to individual borrowers is quantified in the form of specific allocation of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and restructured loans and the current and anticipated economic conditions in the region where the Registrant operates. In addition to the aforementioned consideration, management also considers the experience of other banks, thrifts and bank holding companies.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

                                   June 30, 1995           December 31, 1994
                                Allowance     % of        Allowance     % of
                                   for       loans           for       loans
                                  loan      to total        loan     to total
                                 losses      loans         losses      loans
Commercial, financial,
  and agricultural              $ 1,433       21.8%      $ 1,481        21.8%
Real estate-mortgage                336       68.7%          427        69.3%
Installment                         124        8.8%          100         7.9%
Other                                -          .7%           -          1.0%
Total allocated                   1,893                    2,008
Unallocated                         803        N/A           600         N/A

Allowance at end of
  reported period               $ 2,696        100%      $ 2,608         100%
                               =====================     ====================

  The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

  There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.

                                  Deposit Base


  The following table details the year-to-date average deposits for the indicated periods and weighted average rates at June 30, 1995, December 31, 1994 and 1993 (in thousands):

                          June 30,       December 31,     December 31,
                            1995             1994             1993
                          Weighted         Weighted         Weighted
                           Average          Average          Average
                        Amount    Rate   Amount    Rate   Amount    Rate
Demand deposits:
  Non-interest bearing  $ 45,180    -    $ 37,527    -    $ 31,746    -
  Interest bearing       108,620  2.65%   110,069  2.51%   107,896  2.68%
Savings                   42,733  2.70%    38,985  2.59%    35,860  2.88%
Time deposits            196,972  5.21%   170,252  4.29%   168,724  4.39%
Total average deposits  $393,505  3.63%  $356,833  3.10%  $344,226  3.29%
                       ===================================================

  The following table sets forth the maturity of time certificates of deposit of $100,000 or more at June 30, 1995 (in thousands):

                                                   Balance
                    3 months of less              $ 16,665
                    Over 3 through 6 months          5,262
                    Over 6 through 12 months         4,415
                    Over 12 months                   5,987
                      Total                       $ 32,329
                                                ===========

  There were no time deposits of $100,000 or more that were issued by foreign offices at June 30, 1995.


                          Short-term Borrowings


Short-term borrowings at June 30, 1995, December 31, 1994 and December 31, 1993 are shown (in thousands) in the following table:

                                    1995       1994       1993
Securities sold under agreement
 to repurchase                    $19,980    $15,590    $ 9,630
Federal Home Loan Bank advances     9,500      3,500        -
Federal funds purchased               -          500        -
  Total short-term borrowings     $29,480    $19,590    $ 9,630
                                  ==============================

  Federal Home Loan Bank advances are secured by stock of the Federal Home Loan Bank of Chicago and by residential mortgage loans.

  Information concerning such borrowings for the periods ended June 30, 1995, December 31, 1994 and December 31, 1993 is as follows (in thousands):

                                         1995         1994         1993
Maximum amount of borrowings
  outstanding at any month end         $29,480      $23,460      $11,390

Average amount outstanding              19,006       13,103        8,843

Weighted average interest
  rate-end of period                     4.19%        3.55%        2.91%

Weighted average interest
  rate during the year                   4.87%        3.59%        2.96%
                                       =================================

                              Other Income

  Other income decreased $61,000 or 3.0% to $1,967,000 in the first six months of 1995 as compared with $2,028,000 in the same period of 1994. The following table sets forth information regarding the major components of and changes in other income (dollars in thousands).

                                                                 Change
                             Six Months Ended June 30,          1995/1994
                                 1995          1994         Amount   Percent
Trust fees                      $  608       $  638         $  (30)   (4.7)%
Brokerage and annuity fees          90          217           (127)  (58.5)
Service charges                    749          685             64     9.3
Securities gains, net              -             21            (21) (100.0)
Mortgage banking income             98           99             (1)   (1.0)
Other                              422          368             54    14.7
Total other income              $1,967       $2,028         $  (61)   (3.0)%
                             ==========================    ==================

  Revenues from brokerage and annuity fees have declined significantly in 1995 as compared to 1994. During 1994, yields on annuity products were higher, sometimes by as much as 200 basis points, than rates offered on traditional certificates of deposits. During late 1994 and throughout 1995 however, this rate disparity has disappeared as CD yields have increased and annuity yields have decreased. Accordingly, consumer preference has shifted away from the annuity product. Management does not anticipate that annuity sales will increase significantly from their 1995 levels until such time as these products again attain a rate advantage over certificates of deposits.

  Service charges on deposits consists of fees on both interest bearing and non-interest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. Service charges on deposits increased $64,000 or 9.3% for the six month period ended June 30, 1995 as compared with the same period in 1994. During mid-1994, the Registrant adopted a revised schedule for such fees which has resulted in most of the increase.

  Other income for the second quarter of 1995 decreased $22,000 (2.2%) to $984,000 from $1,006,000 in the second quarter of 1994. Lower brokerage and annuity fees and other income caused a decrease of $101,000 for the Registrant. Offsetting this $101,000 was an increase in trust fees, service charges and mortgage banking income of $7,000, $28,000 and $44,000 respectively.


                               Other Expense

  Other expense increased $992,000 or 15.7% to $7,323,000 in the first six months of 1995 as compared with $6,331,000 in the first six months of 1994. Most of this increase is attributable to the acquisition of Downstate Bancshares, Inc. that occurred early in the fourth quarter of 1994. Other expense as a percentage of average assets remained stable at 1.6% during the first six months of 1995 and 1994. The following table sets forth information regarding the major components of and changes in other expense (dollars in thousands).

                                                                 Change
                               Six Months Ended June 30,        1995/1994
                                  1995          1994        Amount   Percent
Salaries and employee benefits   $3,726       $3,414        $ 312      9.1%
Occupancy, furniture and
  equipment, net                  1,118          940          178     18.9
Federal deposit insurance
  premiums                          442          392           50     12.8
Other                             2,037        1,585          452     28.5
Total other expense              $7,323       $6,331        $ 992     15.7%
                              ==========================    ================

  Salaries and employee benefits, the largest component of other expense, increased $312,000 or 9.1% during the first six months of 1995 as compared with the same period in 1994. The increase was due to a rise in the number of employees on staff (as a result of the aforementioned acquisition) during the comparable periods and regular merit increases which affected payroll beginning January 1, 1995.

  Net occupancy, furniture and equipment expenses increased $178,000 or 18.9% during the first six months of 1995 compared with the same period in 1994. This increase is attributable in part to the additional buildings and fixed assets acquired as a result of the acquisition in the fourth quarter of 1994 and in part to the remodeling of the Mattoon and Charleston banking facilities.

  FDIC insurance premiums increased $50,000 or 12.8% in the first half of 1995 compared with 1994 entirely due to the increase in deposits. The FDIC premium rate for the Registrant has remained stable at $.23 per $100 of deposits since the last rate increase effective July 1, 1991.

  Other expense increased $452,000 or 28.5% for the first six months of 1995 as compared with the same period of 1994. This increase is attributable to a $62,000 or 32.4% increase in advertising, donations and public relations expense. ATM expense increased $21,000 or 50.1% due to the addition of several ATMs during the first six months of 1995. Professional fees associated with certain consulting engagements increased $36,000 or 12.0% for the first six months of 1995 as compared with the comparable period of 1994. Amortization expense increased $150,000 or 97.1% due to the additional goodwill from the Downstate acquisition.

  Other expense for the second quarter of 1995 totaled $3,711,000 as compared to $3,235,000 during the second quarter of 1994. This increase of $476,000 or 14.7% consisted of higher levels in salaries and benefits of $160,000, occupancy expense of $78,000, FDIC premiums of $26,000 and other of $212,000.

                              Income Taxes

  The Registrant recorded income tax expense of $858,000 for the six months ended June 30, 1995, as compared to $654,000 for the same period in 1994.
The effective income tax rate was 31.0% for the six months ended June 30, 1995, as compared with 28.7% in the same period in 1994. Tax exempt interest as a percentage of total interest income declined in 1995, which contributed to the slightly higher tax rates. Income tax expense for the second quarter of 1995 amounted to $453,000 as compared to $329,000 in the second quarter of 1994. The effective tax rate for the second quarter of 1995 was 32.3% as compared to 28.9% for the same period in 1994.

                                Liquidity

  Liquidity represents the ability of the Registrant and its subsidiaries to meet the present and future requirements of customers for new loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically and to maintain assets which may be converted into cash at minimal costs. The Registrant has provided for its liquidity needs through growth in core deposits, maturing loans and investment securities, and by maintaining adequate balances in other short-term investments. Management continually and carefully monitors its expected liquidity requirements, focusing primarily on cash flows from operating, investing and financing activities.

  A summary of the Registrant's cash flows from these sources during the three and six month periods ended June 30, 1995 and 1994 follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                    1995        1994       1995       1994
Cash Flow provided by (used in):
  Operating Activities           $  1,494   $  2,286    $  3,446   $  4,517
  Investing Activities             (8,063)    (5,425)     (9,573)    (6,625)
  Financing Activities                511      4,850       9,062     (4,728)
    Total                        $ (6,058)  $  1,711    $  2,935   $ (6,836)
                                 ====================   ====================

  The Registrant's need for liquidity is influenced by several factors. The increased loan demand brought on by the economic expansion in the Registrant's market area and management's strategic objective of originating and retaining loans in Heartland's portfolio. Also affecting the Registrant's cash flow is its relationship with seasonal customers such as public entities, highway contractors and those associated with the agricultural industry.

                             Capital Resources

  The Registrant and its subsidiaries have capital ratios which are above the fully-phased in regulatory capital requirements. The requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.

All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At June 30, 1995, the Registrant's leverage ratio was 5.96%.

  A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of June 30, 1995, follows:

                                               Tier One
                                              Risk-Based   Total Risk-Based
                                            Capital Ratio    Capital Ratio
First Mid-Illinois Bancshares, Inc.             10.08%          11.07%
First Mid-Illinois Bank & Trust, N.A.           11.90%          12.96%
Heartland Savings Bank                          16.28%          16.94%
                                            ===============================

  Banks and bank holding companies are generally expected to operate at or
above the minimum capital requirements.   These ratios are well in excess of
regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.
                              Operating Ratios

  The following table presents selected financial ratios for the six months ended June 30, 1995 (annualized) and the years ended December 31, 1994 and 1993:

                                                  1995      1994      1993
Return on average total assets                    .84%      .83%      .85%
Return on average stockholders' equity          11.91%    11.35%    11.80%
Dividend payout ratio                           18.75%    20.89%    21.40%
Average total equity to average assets ratio     7.04%     7.38%     7.17%
                                               ============================

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no material pending legal proceedings to which the Registrant or any of its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 17, 1995, the Annual Meeting of Stockholders was held. At the meeting, Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks were elected to serve as Class III directors with term expiring in 1998. Continuing Class I directors (term expires in 1996) are Kenneth R. Diepholz and Gary W. Melvin and continuing Class II directors (term expires in 1997) are Richard Anthony Lumpkin, William G. Roley and William S. Rowland. The stockholders also ratified the appointment of KPMG Peat Marwick, LLP as the Registrant's independent public accountants for the year ending December 31, 1995.

         There were 885,140 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting on each item presented at the meeting was as follows:

         Election of Directors          For           Withheld

         Charles A. Adams             794,287           3,996
         Daniel E. Marvin, Jr.        794,287           3,996
         Ray Anthony sparks           793,887           4,396

         The stockholders also voted to ratify the appointment of the Registrant's auditors.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.  Financial Data Schedule

         (b)  Form 8-K

              None filed during the three month period ended June 30, 1995.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)



Date:    July 31, 1995                 /s/ Daniel E. Marvin, Jr.
      ____________________        _____________________________________
                                           Daniel E. Marvin, Jr.
                                  President and Chief Executive Officer


Date:    July 31, 1995                 /s/ William S. Rowland
      ____________________       ____________________________________
                                           William S. Rowland
                                        Chief Financial Officer