Form 10-Q
period 1995-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1995-11-13
CIK 700565

[PERIOD-TYPE] 9-MOS
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q
                                SEPTEMBER 30, 1995


 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the quarterly period ended September 30, 1995

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

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 889,108 shares of Common Stock at November 10, 1995.

                                   FORM 10-Q
                              For the Quarter Ended
                                September 30, 1995



                                    INDEX


                                                                     Beginning
                                                                      Page No.

 Part I - Financial Information

          Item 1.  Financial Statements                                  3

                   Consolidated Balance Sheets                           4

                   Consolidated Statements of Income                     5

                   Consolidated Statement of Cash Flows                  7

                   Notes to Consolidated Financial Statements            9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        11


 Part II - Other Information

           Item 1.  Legal Proceedings                                   31

           Item 2.  Changes in Securities                               31

           Item 3.  Defaults Upon Senior Securities                     31

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                                 31

           Item 5.  Other Information                                   31

           Item 6.  Exhibits and Reports on Form 8-K                    31


 Signatures                                                             32

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

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED BALANCE SHEETS
 (unaudited)  (in thousands)

                                                     September 30,             December 31,
                                                         1995                      1994
 Assets
 Cash and due from banks:
   Noninterest bearing                                        $  14,120               $  17,631
   Interest bearing                                                 795                      82
 Excess funds sold                                               10,250                       -
   Cash and cash equivalents                                     25,165                  17,713
 Investment certificates of deposits                                 99                      99
 Investment securities available-for-
   sale at fair value                                            61,831                  68,973
 Investment securities held-to-
   maturity (approximate fair value of
   $63,787,000 at September 30, 1995
   and $59,836,000 at December 31, 1994                          64,259                  62,304
 Loans                                                          308,562                 282,153
 Less allowance for loan losses                                   2,788                   2,608
   Net loans                                                    305,774                 279,545
 Premises and equipment, net                                      9,342                   9,336
 Intangible assets                                                6,171                   6,627
 Other assets                                                     7,567                   6,561
   Total assets                                               $ 480,208               $ 451,158
 Liabilities and Stockholders' Equity
 Deposits:
   Noninterest bearing                                        $  46,789               $  45,159
   Interest bearing                                             352,081                 344,409
     Total deposits                                             398,870                 389,568
 Other liabilities                                                3,818                   3,700
 Short term borrowings                                           35,120                  19,590
 Long term debt                                                   7,450                   7,700
   Total liabilities                                            445,258                 420,558
 Stockholders' equity
   Preferred stock no par value;issued 620 shares
   of Series A preferred with stated value of
   $5,000 per share                                               3,100                   3,100
 Common stock, $4 par value; authorized
   2,000,000 shares; issued 891,108
   shares in 1995 and 878,769 in 1994)                            3,549                   3,515
 Additional paid-in-capital                                       3,872                   3,531
 Retained earnings                                               24,067                  21,577
 Net unrealized gain(loss) on available-for-
   sale investment securities, net of tax                           386                  (1,099)
                                                                 34,974                  30,624
 Less treasury stock at cost, 2,000 shares                           24                      24
 Total stockholders' equity                                      34,950                  30,600
 Total liabilities and stockholders' equity                   $ 480,208               $ 451,158
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Three months ended September 30, 1995 and 1994
 (unaudited)  (in thousands, except per share data)

                                                      1995                        1994
Interest income:
Interest and fees on loans                                $    6,589                $   4,941
 Interest on investment securities                             1,996                    1,563
 Interest on excess funds sold                                    75                       44
 Interest on deposits with financial
   institutions                                                   11                        8
   Total interest income                                       8,671                    6,556
 Interest expense:
 Interest on deposits                                          3,825                    2,710
 Interest on short-term borrowings                               439                      129
 Interest on long-term debt                                      142                       98
   Total interest expense                                      4,406                    2,937
   Net interest income                                         4,265                    3,619
 Provision for loan losses                                        48                       12
   Net interest income after provision for
     loan losses                                               4,217                    3,607
 Other income:
 Trust fees                                                      237                      201
 Brokerage and annuity fees                                       42                       76
 Service charges                                                 406                      385
 Securities losses, net                                            -                      (46)
 Mortgage banking income                                          69                       35
 Other                                                           225                      183
   Total other income                                            979                      834
 Other expense:
 Salaries and employee benefits                                1,908                    1,727
 Occupancy, furniture and equipment, net                         584                      508
 Federal deposit insurance premiums                               53                      192
 Other                                                         1,026                      842
   Total other expense                                         3,571                    3,269
     Income before income taxes                                1,625                    1,172
 Income taxes                                                    532                      341
   Net income                                             $    1,093                $     831
 Per common share data:
 Primary earnings per share                               $     1.15                $     .87
 Fully diluted earnings per share                         $     1.08                $     .83
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Nine months ended September 30, 1995 and 1994
 (unaudited)  (in thousands, except per share data)

                                                                         1995                        1994
Interest income:
 Interest and fees on loans                                                   $   18,593                $  13,728
 Interest on investment securities                                                 5,902                    4,792
 Interest on excess funds sold                                                       212                       85
 Interest on deposits with financial
   institutions                                                                       78                       68
   Total interest income                                                          24,785                   18,673
 Interest expense:
 Interest on deposits                                                             10,973                    7,788
 Interest on short-term borrowings                                                   899                      293
 Interest on long-term debt                                                          431                      248
   Total interest expense                                                         12,303                    8,329
   Net interest income                                                            12,482                   10,344
 Provision for loan losses                                                           138                      156
   Net interest income after provision for
     loan losses                                                                  12,344                   10,188
 Other income:
 Trust fees                                                                          845                      839
 Brokerage and annuity fees                                                          132                      293
 Service charges                                                                   1,155                    1,070
 Securities losses, net                                                                -                      (25)
 Mortgage banking income                                                             167                      134
 Other                                                                               647                      551
   Total other income                                                              2,946                    2,862
 Other expense:
 Salaries and employee benefits                                                    5,634                    5,141
 Occupancy, furniture and equipment, net                                           1,702                    1,448
 Federal deposit insurance premiums                                                  495                      584
 Other                                                                             3,063                    2,427
   Total other expense                                                            10,894                    9,600
     Income before income taxes                                                    4,396                    3,450
 Income taxes                                                                      1,390                      995
   Net income                                                                 $    3,006                $   2,455
 Per common share data:
 Primary earnings per share                                                   $     3.15                $    2.55
 Fully diluted earnings per share                                             $     2.97                $    2.45
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
 Three months ended September 30, 1995 and 1994
 (unaudited)  (in thousands, except per share data)

                                                                         1995                       1994
 Cash flows fron operating activities:
 Net income                                                                  $    1,093                $     831
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                                       48                       12
     Depreciation, amortization and accretion, net                                  285                      336
     Securities losses, net                                                           -                       46
     Gain on sale of loans held for sale                                            (43)                     (16)
     Origination of mortgage loans held for sale                                 (4,305)                  (1,301)
     Proceeds from sales of mortgage loans
       held for sale                                                              4,293                    1,351
     Net (increase) in other assets                                                (719)                    (627)
     Net decrease in other liabilities                                             (960)                    (450)
 Net cash provided by (used in) operating
     activities                                                                    (308)                     182
 Cash flows from investing activities:
 Expenditures for premises and equipment                                           (185)                     (79)
 Net (increase) in loans                                                        (12,658)                 (17,634)
 Proceeds from sales of:
   Investment securities                                                              -                    6,451
 Proceeds from maturities of:
   Investment securities                                                              -                    2,994
   Securities available-for-sale                                                  4,922                        -
   Securities held-to-maturity                                                    2,749                        -
 Purchases of:
   Securities available-for-sale                                                (2,006)                        -
   Securities held-to-maturity                                                   (2,987)                       -
 Net decrease in investment certificates of
   deposits                                                                           -                      599
 Net cash (used in) investment activities                                       (10,165)                  (7,669)
 Cash flows from financing activities:
 Net increase in deposits                                                         9,600                   11,894
 Net increase in short-term borrowings                                            5,640                    4,390
 Repayment of long-term debt                                                       (250)                       -
 Dividends paid on common stock                                                       -                        -
 Dividends paid on preferred stock                                                    -                        -
 Net cash provided by financing activities                                       14,990                   16,284
 Increase in cash and cash equivalents                                            4,517                    8,797
 Cash and cash equivalents at beginning of period                                20,648                   14,581
 Cash and cash equivalents at end of period                                  $   25,165               $   23,378
 Additional disclosure of cash flow information:
   Interest paid during the period                                           $    4,417               $    3,472
   Income taxes paid during the period                                              500                      200
   Loans transferred to real estate owned                                            26                       61
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 1995 and 1994
 (unaudited)  (in thousands, except per share data)

                                                                        1995                    1994
 Cash flows from operating activities:
 Net income                                                                $    3,006            $   2,455
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for loan losses                                                    138                  156
     Depreciation, amortization and accretion,                                    959                1,131
     Securities losses, net                                                         -                   25
     Gain on sale of loans held for sale                                          (60)                 (63)
     Origination of mortgage loans held for sale                               (5,330)              (3,496)
     Proceeds from sales of mortgage loans
       held for sale                                                            5,689                4,251
     Net (increase) in other assets                                            (1,006)                (170)
     Net increase (decrease) in other liabilities                                (359)                 410
 Net cash provided by operating activities                                      3,037                4,699
 Cash flows from investing activities:
 Expenditures for premises and equipment                                         (556)                (246)
 Net (increase) in loans                                                      (26,666)             (31,852)
 Proceeds from sales of:
   Investment securities                                                            -               14,986
 Proceeds from maturities of:
   Investment securities                                                            -               24,612
   Securities available-for-sale                                               15,124                    -
   Securities held-to-maturity                                                  4,036                    -
 Purchases of:
   Securities available-for-sale                                               (5,685)             (11,794)
   Securities held-to-maturity                                                 (5,991)             (12,776)
 Net decrease in investment certificates of
   deposits                                                                         -                2,776
 Net cash (used in) investment activities                                     (19,738)             (14,294)
 Cash flows from financing activities:
 Net increase in deposits                                                       9,302                2,287
 Net increase in short-term borrowings                                         15,530               10,370
 Repayment of long-term debt                                                     (250)                (300)
 Dividends paid on common stock                                                  (387)                (658)
 Dividends paid on preferred stock                                                (42)                (143)
 Net cash provided by financing activities                                     24,153               11,556
 Increase in cash and cash equivalents                                          7,452                1,961
 Cash and cash equivalents at beginning of period                              17,713               21,417
 Cash and cash equivalents at end of period                                $   25,165           $   23,378
 Additional disclosure of cash flow
   information:
   Interest paid during the period                                         $   12,700           $    8,843
   Income taxes paid during the period                                          1,350                1,050
   Loans transferred to real estate owned                                         135                  217
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

 2) The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 1995 and 1994, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 1995, are not necessarily indicative of the results expected for the year ending December 31, 1995.

 3) Income for primary and fully diluted earnings per share is adjusted for dividends attributable to preferred stock. Primary earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock. The weighted average number of common equivalent shares used in calculating earnings per share for the periods ended September 30, 1995 and 1994, are as follows:

                                 Three months ended                  Nine months ended
                                    September 30,                      September 30,
                               1995               1994             1995             1994
 Primary                         889,108          876,769          885,475          876,769
 Fully Diluted                 1,014,410        1,002,071        1,010,777        1,002,071

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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations-Summary

   For the third quarter, net income amounted to $1,093,000 ($1.08 per share on a fully diluted basis) in 1995 as compared with $831,000 ($.83 per share on a fully diluted basis) in 1994. A summary of the factors which contributed to the quarterly earnings increase follows (dollars in thousands except per share data):

 Three months ended September 30, 1995                 Total              Percent            Increase/
   vs. September 30, 1994                               Net               Change            (Decrease)
                                                      Change             1995/1994           Per Share
 Net interest income                                      $  646                  17.9%              $  .64
 Provision for loan losses                                    36                 300.0                  .04
 Other income                                                145                  17.4                  .14
 Other expense                                               302                   9.2                  .30
 Income taxes                                                191                  56.0                  .19
   Total increase in net income                           $  262                  31.5%              $  .25

   An explanation for the change in "other income" and "other expense" is shown on pages 25 through 27.

   Net income for the nine month period ended September 30, 1995, amounted to $3,006,000 ($2.97 per share on a fully diluted basis). This represents a $551,000 or 22.4% increase from the earnings of $2,455,000 ($2.45 per share on a fully diluted basis) earnings for the nine month period ended September 30, 1994. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):

 Nine months ended September 30, 1995                  Total              Percent            Increase/
   vs. September 30, 1994                               Net               Change            (Decrease)
                                                      Change             1995/1994           Per Share
 Net interest income                                      $2,138                  20.7%              $ 2.11
 Provision for loan losses                                   (18)                (11.5)                (.01)
 Other income                                                 84                   2.9                  .08
 Other expense                                             1,294                  13.5                 1.28
 Income taxes                                                395                  39.7                  .40
   Total increase in net income                           $  551                  22.4%              $  .52

               Net Interest Income and Interest Rate Sensitivity

   During the first nine months in 1995, the Registrant's net interest income increased by $2,138,000 (20.7%) as compared with the net interest income for the same period in 1994. Net interest income for the nine months ended September 30, 1995, was $12,482,000 as compared with $10,344,000 for the nine months ended September 30, 1994. The table which follows sets forth details of average balances, interest income and expense and average rates for the Registrant for 1995 and 1994. The 1995 figures have been annualized based on the actual results through September 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ended December 31, 1995.

   As can be seen, annualized net interest margin is 3.98% in 1995 (on a tax equivalent basis). The overall cost of interest bearing liabilities has been 79 basis points higher in 1995 than in 1994 and the yield on interest earning assets has been 76 basis points higher in 1995 than in 1994.

   Beginning in early 1994, economic activity and loan demand began to increase significantly in the Registrant's market area. As the largest financial institution in the area and the one with the most banking outlets, the Registrant's loan totals have increased dramatically. The loan to deposit ratio (a traditional measure of a bank's relative lending volume) of the Registrant has increased from 63.9% at December 31, 1993 to 73.2% at September 30, 1995. This rapid growth in loans has caused net interest income to increase because yields on loans are generally 200 to 300 basis points higher than are the yields on the investment products they replace and/or the incremental funding costs of the additional deposits or short term borrowings that the Registrant has acquired to fund the loan growth.

   As a result of an active asset/liability management effort, this loan growth has not added appreciably to the amount of interest rate or liquidity risk associated with the Registrant's operations.

 Distribution of Consolidated Assets, Liabilities, and Stockholder's Equity Interest Rates and Interest Differential (dollars in thousands)

                                       Nine Month Period Ended                            Year Ended
                                          September 30, 1995                           December 31, 1994
                                  Avg Bal           Int        Avg Rate        Avg Bal          Int       Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates
   of deposits                       $     99        $    10        10.24%        $  1,211       $    51       4.21%
 Due from banks-interest
   bearing                              1,622             93         5.83%             924            22       2.38%
 Excess funds sold                      4,926            283         5.73%           3,643           156       4.28%
 Investment securities:
   Taxable                            117,214          7,119         6.07%         117,285         5,772       4.92%
   Tax-exempt                          12,879            750         8.82%          14,546           851       8.86%
 Loans (net of unearned
   income)                            290,723         24,791         8.53%         243,166        19,576       8.05%
 Total earning assets                 427,463         33,046         7.82%         380,775        26,428       7.06%
 NONEARNING ASSETS
 Cash and due from banks               15,023                                       13,720
 Premises and equipment                 9,322                                        8,393
 Other nonearning assets               12,637                                        9,150
 Allowance for loan
   losses                              (2,690)                                      (2,354)
 Total assets                        $461,755                                     $409,684
 INTEREST BEARING LIABILITIES
 Demand deposits                     $106,973        $ 2,844         2.66%        $110,069       $ 2,764       2.51%
 Savings deposits                      41,929          1,140         2.72%          38,985         1,009       2.59%
 Time deposits                        199,548         10,647         5.34%         170,252         7,298       4.29%
 Short-term borrowings                 23,190          1,198         5.17%          13,103           471       3.59%
 Long-term debt                         7,699            575         7.46%           5,579           376       6.74%
 Total interest-
   bearing liabilities                379,339         16,404         4.32%         337,988        11,918       3.53%
 NONINTEREST BEARING LIABILITIES
 Demand deposits                       45,231                                       37,527
 Other liabilities                      4,410                                        3,901
 Stockholders' equity                  32,775                                       30,268
 Total liabilities
   & equity                          $461,755                                     $409,684
 Net interest earnings                               $16,642                                     $14,510
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                    3.98%                                     3.93%

 (1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.

 (2)  Nonaccrual loans have been included in the average balances.

 (3)  Interest includes net loan fees.

 (4) 1995 interest income and expense amounts have been annualized based on results through September 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1995.

 The following table describes changes in net interest income attributable to changes in the volume of earning assets compared to changes in interest rates (in thousands).

                                                              1995 Compared to 1994
                                                              Increase - (Decrease)
                                        Total                                                        Rate/
                                       Change               Volume                Rate              Volume
 INTEREST INCOME:
 Investment certificates
   of deposit                            $    (41)              $   (47)            $    73           $   (67)
 Due from banks-interest
   bearing                                     71                    16                  31                24
 Excess funds sold                            127                    55                  53                19
 Investment securities:
   Taxable                                  1,347                    (3)              1,351                (1)
   Tax-exempt                                (101)                  (98)                 (3)                -
 Loans                                      5,215                 3,829               1,159               227
   Total interest income                    6,618                 3,752               2,664               202
 INTEREST EXPENSE:
 Demand deposits                               80                   (78)                163                (5)
 Savings deposits                             131                    76                  51                 4
 Time deposits                              3,349                 1,256               1,786               307
 Short-term borrowings                        727                   363                 205               159
 Long-term debt                               199                   143                  41                15
   Total interest expense                   4,486                 1,760               2,246               480
 NET INTEREST EARNINGS                    $ 2,132               $ 1,992             $   418           $  (278)

 (1) Nonaccrual loans are not material and have been included in the average loan balances for purposes of this computation. No out-of-period adjustments have been included in the preceding analysis.

 (2) Changes in rates and volume are computed on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates. Loan fees included in interest income are not material. Interest on nontaxable securities is shown on a tax-equivalent basis using a 34% tax rate.

 (3) There were no foreign activities by the Registrant during the nine month periods ending September 30, 1995 and September 30, 1994.

 (4) 1995 interest income and expense amounts have been annualized based on results through September 30, 1995. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1995.

   The following table is the Registrant's "static gap" schedule as of September 30, 1995. This is just one of several tools used by management to monitor the interest rate sensitivity position of the Registrant. The following table presents earning assets and interest bearing liabilities within selected time intervals based on their repricing and maturing characteristics. Interest rate sensitivity is measured by "gaps", (the difference between interest earning assets and interest bearing liabilities within a particular time interval). A positive GAP indicates more assets than liabilities could reprice in that time period and a negative GAP indicates more liabilities could reprice.

 (dollars in thousands)                           Number of Months Until Next Repricing Opportunity
                                         0-1              1-3              3-6             6-12             12+
 INTEREST EARNING ASSETS:
 Investment certificates
   of deposits                       $      -        $       -         $      -        $       -         $     99
 Due from banks-
   interest bearing                       795                -                -                -                -
 Excess funds sold                     10,250                -                -                -                -
 Investment securities:
   Taxable                             48,047           16,871           14,274            4,391           29,911
   Tax-exempt                               -              373              192              196           11,835
 Loans                                 36,547           21,395           32,832           29,969          187,819
   Total                             $ 95,639        $  38,639         $ 47,298        $  34,556         $229,664
 INTEREST BEARING LIABILITIES:
 Savings and NOW accts               $102,008        $       -         $      -        $       -         $      -
 Money market accounts                 36,117                -                -                -                -
 Other time deposits                   30,900           35,100           40,578           56,805           50,573
 Short-term borrowings                  7,000           16,620            4,500              500            6,500
 Long-term debt                         7,450                -                -                -                -
   Total                             $183,475        $  51,720         $ 45,078        $  57,305         $ 57,073
 Periodic GAP                        $(87,836)       $ (13,081)        $  2,220        $ (22,749)        $172,591
 Cumulative GAP                      $(87,836)       $(100,917)        $(98,697)       $(121,446)        $ 51,145
 Gaps as a percent of
   interest earning assets:
     Periodic                          (19.7%)           (2.9%)            0.5%            (5.1%)           38.7%
     Cumulative                        (19.7%)          (22.6%)          (22.1%)          (27.2%)           11.5%

   The preceding tabulation classifies savings and NOW accounts as immediately repriceable because if rates paid on these accounts were to change, the rates would, most likely, change on all such accounts at the same time. As a practical matter, management is able to exercise a significant amount of control over these rates and they have shown to be very resistant to rate changes.

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

                 Investment Portfolio and Investment Transactions

   The Registrant adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. Investment securities that the Registrant has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. All other investment securities are classified as "available-for-sale" and have been reported at their estimated fair value at September 30, 1995, and December 31, 1994. In accordance with FAS 115, the unrealized gains, net of related taxes, in the amount of $386,000 have been included in stockholders' equity at September 30, 1995.

   Total investment securities designated as available-for-sale represented 49% of the portfolio and held-to-maturity represented 51%. During the three months ended September 30, 1995, neither available-for-sale nor held-to-maturity investment securities were sold. During the three months ended September 30, 1995, $3,000,000 held-to-maturity investment securities and $2,050,000 available-for-sale investment securities were purchased.

   The following table provides detailed information for investment securities at September 30, 1995, (in thousands):

                                                               Gross              Gross           Approximate
                                          Amortized         Unrealized         Unrealized            Fair
                                            Cost               Gains             Losses              Value
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 27,619            $   242            $   146           $ 27,715
 Obligations of state and
   political subdivisions                      8,653                450                  9              9,094
 Mortgage backed securities                   22,869                176                128             22,917
 Other securities                              2,105                  -                  -              2,105
   Total available-for-sale                 $ 61,246            $   868            $   283           $ 61,831
 HELD-TO-MATURITY:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 45,812            $   188            $   664           $ 45,336
 Obligations of state and
   political subdivisions                      3,984                 81                 13              4,052
 Mortgage backed securities                   14,463                 62                126             14,399
 Other securities                                  -                  -                  -                  -
   Total held-to-maturity                   $ 64,259            $   331            $   803           $ 63,787
 Total                                      $125,505            $ 1,199            $ 1,086           $125,618

 Information related to investment securities at December 31, 1994 follows (in thousands):

                                                               Gross              Gross           Approximate
                                          Amortized         Unrealized         Unrealized            Fair
                                            Cost               Gains             Losses              Value
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 34,358            $     -            $   970           $ 33,388
 Obligations of state and
   political subdivisions                      9,641                240                160              9,721
 Mortgage backed securities                   24,751                 29                804             23,976
 Other securities                              1,888                  -                  -              1,888
   Total available-for-sale                 $ 70,638            $   269            $ 1,934           $ 68,973
 HELD-TO-MATURITY:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 42,312            $     6            $ 1,760           $ 40,558
 Obligations of state and
   political subdivisions                      4,023                  5                101              3,927
 Mortgage backed securities                   15,969                  1                619             15,351
 Other securities                                  -                  -                  -                  -
   Total held-to-maturity                   $ 62,304            $    12            $ 2,480           $ 59,836
 Total                                      $132,942            $   281            $ 4,414           $128,809

   The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at September 30, 1995, (dollars in thousands) and their weighted average yields:


 Available-for-Sale Investment Securities - Approximate Fair Value Maturing

                                         One            After 1         After 5         After
                                        year            through         through          ten
                                       or less          5 years        10 years         years            Total
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                        $11,526         $13,674           $ 2,515         $     -        $27,715
 Mortgage-backed securities                906          14,542             4,111            3,358        22,917
 Obligations of state and
   political subdivisions                  194           6,844             2,056               -          9,094
 Other securities                           -               -                 -             2,105         2,105
 Total available-for-sale
  securities                           $12,626         $35,060           $ 8,682         $  5,463       $61,831

Weighted average yield                   5.31%           6.06%             7.16%            8.67%
Full tax equivalent yield                5.35%           6.61%             7.96%            8.67%

 Held-to-Maturity Investment Securities - Book Value Maturing

                                          One            After 1         After 5         After
                                         year            through         through          ten
                                        or less          5 years        10 years         years            Total
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                         $ 4,800         $34,030          $ 6,982         $    -          $45,812
 Mortgage-backed securities               1,052          11,870              572            969           14,463
 Obligations of state and
   political subdivisions                   356           2,325            1,303              -            3,984
 Total held-to-maturity
   securities                           $ 6,208         $48,225          $ 8,857         $  969          $64,259

Weighted average yield                    5.35%           5.02%            5.19%          6.46%
Full tax equivalent yield                 5.51%           5.14%            5.58%          6.46%




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

   Except for U.S. Treasury securities and obligations of U.S. Government corporations and agencies, no investment in a single issuer exceeds 10% of stockholders' equity at September 30, 1995.

   Other securities includes stock in the Federal Home Loan Bank of Chicago totaling $1,699,000 in 1995 and $507,000 in 1994.

                   Loan Quality and Allowance for Loan Losses

   The following tables provide information relating to the Registrant's loan portfolio, risk elements within the portfolio and historical loan loss experience.

   The Registrant adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" ("FAS 118") effective January 1, 1995. FAS 114 applies to all creditors and to all loans that are accounted for at fair value or at the lower of cost or fair value. It requires that impaired loans be measured at the present values of expected future cash flows by discounting those cash flows at the loan's effective interest rate. FAS 118 amends FAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FAS 118 also amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Registrant had no impaired loans as of September 30, 1995.

 Loan Portfolio

   The composition of the Registrant's loan portfolio as of September 30, 1995, December 31, 1994 and 1993 is as follows (in thousands):

                                                   1995                   1994                   1993
 Commercial, financial
   and agricultural                                  $ 66,887               $ 61,520               $ 50,353
 Real estate - mortgage                               211,658                195,524                151,916
 Installment loans to individuals                      27,930                 22,294                 16,360
 Other                                                  2,087                  2,815                  4,590
   Total loans                                       $308,562               $282,153               $223,219


   The following table presents the aggregate balances of loans outstanding as of September 30, 1995, by maturities, based on remaining scheduled, contractual repayments of principal (in thousands):

                                                         Over 1
                                     One year            through             Over
                                      or less            5 years            5 years             Total
 Commercial, financial
   and agricultural                    $ 48,922           $ 15,495           $  2,470           $ 66,887
 Real estate - mortgage                  41,854            108,187             61,617            211,658
 Installment loans to
   individuals                            6,297             20,655                978             27,930
 Other                                      467              1,021                599              2,087
   Total loans                         $ 97,540           $145,358           $ 65,664           $308,562

   As of September 30, 1995, loans with maturities over one year were comprised of $164,275,000 in fixed rate loans and $46,747,000 in variable rate loans. The loan maturities noted previously are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests for such are handled on a case by case basis.

   As of September 30, 1995, the Registrant had loan concentrations in agricultural industries of 12.8% of outstanding loans. The Registrant had no other industry loan concentrations in excess of 10% of outstanding loans.

   There was no foreign activity required to be disclosed for the reporting period ended September 30, 1995.

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

   The following table presents information concerning the aggregate amount of nonperforming loans at the dates indicated. Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and (c) loans not included in (a) or (b) previously, which are "restructured loans" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

 Nonperforming Loans
 (in thousands)
                                       September 30,                               December 31,
                                           1995                    1994          1993         1992         1991
 Nonaccrual loans                             $ 380                 $ 393        $ 497        $ 685        $ 348
 Loans past due ninety days
   or more and still accruing                   232                   509          248          585          418
 Restructured loans which are
   performing in accordance
   with revised terms                           634                   772          307          383          678

   Interest income that would have been reported in 1995 if nonaccrual and restructured loans had been performing totaled $111,500 for the nine month period ended September 30, 1995. Interest income relating to these non-performing loans that was included in income totaled $16,500 for the same period.

 Allowance for Loan Losses

   The provision for loan losses charged to expense was $138,000 for the nine months ended September 30, 1995, as compared to $156,000 for the nine months ended September 30, 1994, an $18,000 (11.5%) decrease. This decrease was due to reduced loan charge offs, a lower level of problem loans and more favorable economic conditions which allowed the Registrant to reduce the provision and at the same time improve reserve coverage.

   Management establishes an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed to be uncollectible are charged against and reduce the allowance. The provision for loan losses and recoveries are credited to and increase the allowance. The allowance for loan losses totaled $2,788,000 (.90% of total loans) at September 30, 1995, and $2,608,000 (.93% of total loans) at December 31, 1994. The allowance for loan losses equaled 223.8% and 155.8% of total non-performing loans at September 30, 1995 and December 31, 1994, respectively.

   A summary of loan loss experience for the periods indicated is as follows (dollars in thousands):

                                        Nine
                                    months ended
                                    September 30,                           Year ended December 31,
                                        1995                    1994          1993          1992          1991
 Average loans
   Outstanding, net
   of unearned income                   $290,723              $243,166      $214,408      $178,919      $127,918
 Allowance-
   beginning of year                       2,608                 2,110         1,906         1,566         1,505
 Balance of
   acquired subsidiary                         -                   343             -           350             -
 Charge-offs:
 Commercial, financial
   and agricultural                           17                    29           140           298           273
 Real estate-mortgage                          9                    28           241           350            11
 Installment                                  30                   120            86           139           132
   Total charge-offs                          56                   177           467           787           416
 Recoveries:
 Commercial, financial
   and agricultural                           69                    98           150           167            57
 Real estate-mortgage                          -                    21             3            18             -
 Installment                                  29                    45            26            49            33
   Total recoveries                           98                   164           179           234            90
 Net charge-offs
   (recoveries)                              (42)                   13           288           553           326
 Provision for loan losses                   138                   168           492           543           387
 Allowance-end of period                 $ 2,788                $2,608       $ 2,110       $ 1,906       $ 1,566
 Ratio of net charge-offs
   (recoveries) to
   average loans                           (.01%)                 .01%          .13%          .31%          .25%
 Ratio of allowance
   for loan losses to
   loans outstanding
   (less unearned interest)
   at end of period                         .90%                  .93%          .95%          .89%         1.17%

   The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance for loan losses, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Registrant's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of the exposure to individual borrowers is quantified in the form of specific allocation of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and restructured loans and the current and anticipated economic conditions in the region where the Registrant operates. In addition to the aforementioned considerations, management also considers the experience of certain other similarly situated banks, thrifts and bank holding companies.

   The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

                                     September 30, 1995                          December 31, 1994
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
                                   losses            loans                   losses             loans
 Commercial, financial
   and agricultural                 $ 1,536               21.7%                $ 1,481                21.8%
 Real estate-mortgage                   311               68.6%                    427                69.3%
 Installment                            131                9.1%                    100                 7.9%
 Other                                    -                 .6%                      -                 1.0%
 Total allocated                      1,978                                      2,008
 Unallocated                            810              N/A                       600               N/A
 Allowance at end of
   reported period                  $ 2,788              100.0%                $ 2,608               100.0%


   The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

   There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.

                                   Deposit Base

   The following table details the year-to-date average deposits for the indicated periods and weighted average rates at September 30, 1995, December 31, 1994 and 1993 (in thousands):

                                      September 30,               December 31,                December 31,
                                          1995                        1994                        1993
                                        Weighted                    Weighted                    Weighted
                                         Average                     Average                     Average
                                   Amount         Rate          Amount         Rate         Amount        Rate
 Demand deposits:
   Non-interest bearing            $ 45,231           -         $ 37,527          -         $ 31,746         -
   Interest bearing                 106,973           2.66%      110,069          2.51%      107,896         2.68%
 Savings                             41,929           2.72%       38,985          2.59%       35,860         2.88%
 Time deposits                      199,548           5.34%      170,252          4.29%      168,724         4.39%
 Total average deposits            $393,681           3.72%     $356,833          3.10%     $344,226         3.29%


   The following table sets forth the maturity of time certificates of deposit of $100,000 or more at September 30, 1995 (in thousands):


                                               Balance
 3 months or less                                  $ 25,929
 Over 3 through 6 months                              6,965
 Over 6 through 12 months                             6,579
 Over 12 months                                       5,454
   Total                                           $ 44,927


   There were no time deposits of $100,000 or more that were issued by foreign offices at September 30, 1995.

                           Short-term Borrowings

 Short-term borrowings at September 30, 1995, December 31, 1994 and December 31, 1993 are shown (in thousands) in the following table:


                                                   1995                    1994                    1993
 Securities sold under agreement
   to repurchase                                       $18,620                 $15,590                 $ 9,630
 Federal Home Loan Bank advances                        16,500                   3,500                       -
 Federal funds purchased                                     -                     500                       -
   Total short-term borrowing                          $35,120                 $19,590                 $ 9,630


   Federal Home Loan Bank advances are secured by stock of the Federal Home Loan Bank of Chicago and by residential mortgage loans.

   Information concerning such borrowings for the periods ended September 30, 1995, December 31, 1994 and December 31, 1993 is as follows (in thousands):


                                                   1995                    1994                    1993
 Maximum amount of borrowings
   outstanding at any month end                        $36,770                 $23,460                 $11,390
 Average amount outstanding                             23,190                  13,103                   8,843
 Weighted average interest
   rate-end of period                                     5.22%                   3.55%                   2.91%
 Weighted average interest
   rate during the year                                   5.17%                   3.59%                   2.96%


                               Other Income


   Other income increased $84,000 or 2.9% to $2,946,000 in the first nine months of 1995 as compared with $2,862,000 in the same period of 1994. The following table sets forth information regarding the major components of and changes in other income (dollars in thousands).

                                          Nine months ended                               Change
                                            September 30,                                1995/1995
                                        1995             1994                    Amount           Percent
 Trust fees                              $  845           $  839                  $     6                  .7%
 Brokerage and annuity fees                 132              293                     (161)              (54.9)
 Service charges                          1,155            1,070                       85                 7.9
 Securities gains, net                        -              (25)                      25               100.0
 Mortgage banking income                    167              134                       33                24.6
 Other                                      647              551                       96                17.4
   Total other income                    $2,946           $2,862                  $    84                 2.9%

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

   Service charges on deposits consists of fees on both interest bearing and non-interest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. Service charges on deposits increased $85,000 or 7.9% for the nine month period ended September 30, 1995 as compared with the same period in 1994. During mid-1994, the Registrant adopted a revised schedule for such fees which has resulted in most of the increase.

   Other income for the third quarter of 1995 increased $145,000 (17.4%) to $979,000 from $834,000 in the third quarter of 1994. This increase consisted primarily of service charges ($21,000), mortgage banking income ($34,000), a reduction of security losses ($46,000) and other income ($44,000).


                                Other Expense

   Other expense increased $1,294,000 or 13.5% to $10,894,000 in the first nine months of 1995 as compared with $9,600,000 in the first nine months of 1994. Most of this increase was attributable to the acquisition of Downstate Bancshares, Inc. that occurred early in the fourth quarter of 1994. Other expense as a percentage of average assets remained stable at 2.6% during the first nine months of 1995 and 1994. The following table sets forth information regarding the major components of and changes in other expense (dollars in thousands).

                                               Nine months ended                               Change
                                                 September 30,                                1995/1994
                                            1995              1994                     Amount           Percent
 Salaries and employee benefits               $5,634            $5,141                  $   493                9.6%
 Occupancy, furniture and
   equipment, net                              1,702             1,448                      254               17.5
 Federal deposit insurance
   premiums                                      495               584                      (89)             (15.2)
 Other                                         3,063             2,427                      636               26.2
   Total other expense                       $10,894            $9,600                  $ 1,294               13.5%

   Salaries and employee benefits, the largest component of other expense, increased $493,000 or 9.6% during the first nine months of 1995 as compared with the same period in 1994. The increase was due to a rise in the number of employees on staff (as a result of the aforementioned acquisition) during the comparable periods and regular merit increases which affected payroll beginning January 1, 1995.

   Net occupancy, furniture and equipment expenses increased $254,000 or 17.5% during the first nine months of 1995 compared with the same period in 1994. This increase was attributable in part to the additional buildings and fixed assets acquired as a result of the acquisition in the fourth quarter of 1994 and in part to the remodeling of the Mattoon and Charleston banking facilities. The opening of the Arcola Branch in early September, 1995, contributed slightly to this overall increase.

   FDIC insurance premiums decreased $89,000 or (15.2%) in the nine months of 1995 compared with 1994. The FDIC amended its regulations to change the range of deposit insurance assessments to members of the Bank Insurance Fund. This change in assessment rates was applied retroactively to June 1, 1995 and the Bank received a refund of $170,000 in the third quarter. Effective June 1, 1995, the Bank has an assessment rate of $.04 per $100 of deposits. Members of the Savings Association Insurance Fund, such as Heartland, will continue to pay assessments rates of $.23 per $100 of deposits. Refer to the "Recent Regulatory Developments" on page 29 for more information.

   Other expense increased $636,000 or 26.2% for the first nine months of 1995 as compared with the same period of 1994. This increase was attributable to a $95,000 or 14.9% increase in advertising, donations and public relations expense and an increase in office supplies expense of $118,000 or 18.6%. Amortization expense increased $241,000 or 37.9% due to the additional goodwill from the Downstate acquisition.

   Other expense for the third quarter of 1995 totaled $3,571,000 as compared to $3,269,000 during the third quarter of 1994. This increase of $302,000 or 9.2% consisted of higher levels in salaries and benefits of $181,000, occupancy expense of $76,000 and other of $184,000. Offsetting this increase was a decrease in the FDIC premiums of $139,000 attributable to the reduction of the premium rate.


                               Income Taxes

   The Registrant recorded income tax expense of $1,390,000 for the nine months ended September 30, 1995, as compared to $995,000 for the same period in 1994. The effective income tax rate was 31.6% for the nine months ended September 30, 1995, as compared with 28.8% in the same period in 1994. Tax exempt interest as a percentage of total interest income declined in 1995, which contributed to the slightly higher tax rates. Income tax expense for the third quarter of 1995 amounted to $532,000 as compared to $341,000 in the third quarter of 1994. The effective tax rate for the third quarter of 1995 was 32.7% as compared to 29.1 for the same period in 1994.

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

   A summary of the Registrant's cash flows from these sources during the three and nine month periods ended September 30, 1995 and 1994 follows (in thousands):

                                                Three months ended                          Nine months ended
                                                   September 30,                              September 30,
                                              1995              1994                      1995            1994
 Cash flow provided by (used in):
 Operating activities                        $   (308)          $    182                 $  3,037         $ 4,699
 Investing activities                         (10,165)            (7,669)                 (19,738)        (14,294)
 Financing activities                          14,990             16,284                   24,153          11,556
   Total                                     $  4,517           $  8,797                 $  7,452        $  1,961


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

                              Capital Resources

   The Registrant and its subsidiaries have capital ratios which are higher than the fully-phased in regulatory capital requirements. The requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At September 30, 1995, the Registrant's leverage ratio was 6.00%.

   A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of September 30, 1995, follows:

                                                         Tier one                   Total
                                                        risk-based               risk-based
                                                       capital ratio            capital ratio
 First Mid-Illinois Bancshares, Inc.                                10.08%                   11.07%
 First Mid-Illinois Bank & Trust, N.A.                              11.87%                   12.93%
 Heartland Savings Bank                                             15.62%                   16.27%


   Banks and bank holding companies are generally expected to operate at or
 above the minimum capital requirements.   These ratios are well in excess of
 regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

                               Operating Ratios

   The following table presents selected financial ratios for the nine months ended September 30, 1995 (annualized) and the years ended December 31, 1994 and 1993:


                                                       1995               1994              1993
 Return on average total assets                                .87%               .83%              .85%
 Return on average total stockholders'
   equity                                                    12.23%             11.35%            11.80%
 Dividend payout ratio                                       17.86%             20.89%            21.40%
 Average total equity to
   average assets ratio                                       7.10%              7.38%             7.17%


 Recent Regulatory Developments

   On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from the then-prevailing range of .23% to .31% of deposits, to a range of .04% to .31% of deposits. The change in FDIC assessments has significantly decreased the amount of deposit insurance assessments that well-capitalized and well-managed BIF insured institutions, such as the Bank, pay to the FDIC. Additionally, because the change in BIF assessments was applied retroactively to June 1, 1995, BIF-member institutions, including the Bank, became entitled to a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. During the third quarter of 1995, the Bank received a refund of $170,000 on account of such assessment overpayments. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), such as Heartland, and SAIF insured institutions continue to pay assessments ranging from .23% to .31% of deposits. As a result of the change in the assessment rates charged to BIF-member institutions, well-capitalized and well-managed SAIF members, such as Heartland, pay significantly higher deposit insurance assessments than well-capitalized and well-managed BIF members, such as the Bank.

   The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF insured deposits equals or exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF insured institutions, payable January 1, 1996, sufficient in the aggregate to increase the ratio of the insurance reserves of the SAIF to total SAIF insured deposits to 1.25%. It is anticipated that this special assessment, if enacted as proposed, would equal approximately .85% of the deposits of each SAIF insured institution. At such time as the SAIF meets the designated reserve ration of 1.25%, the assessment rates charged SAIF-member institutions can be reduced to levels consistent with those charged to BIF-member institutions.

   Legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact such legislation would have on the Company or its subsidiaries.

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

          None.

 Item 5.  Other Information.

          Not applicable.

 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

              27.  Financial Data Schedule

          (b) Form 8-K

              None filed during the three month period ended
              September 30, 1995.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)



 Date:  November 10, 1995               /s/ Daniel E. Marvin, Jr.
       ____________________        _____________________________________
                                            Daniel E. Marvin, Jr.
                                   President and Chief Executive Officer


 Date:  November 10, 1995               /s/ William S. Rowland
       ____________________       ____________________________________
                                            William S. Rowland
                                         Chief Financial Officer