Form 10-K
period 1995-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1996-03-27
CIK 700565

[PERIOD-TYPE]  12-MOS
                                 FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1995

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

         Securities registered pursuant to Section 12(g) of the Act:

       Title of each class        Name of each exchange on which registered

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
 $30,568,060 as of March 20, 1996. Based on the last reported price of an actual transaction in Registrant's common stock on March 20, 1996, and reports of beneficial ownership filed by the directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of the common stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of common stock of Registrant.

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 898,268 shares of common stock at March 20, 1996.

 DOCUMENTS INCORPORATED BY REFERENCE
 Document
 Certain items of the Annual Report to Stockholders of                         Part of Form 10-K
   the Registrant for fiscal year ended December 31, 1995
 Proxy Statement for the Annual Meeting of                               Parts II and III
   Stockholders to be held May 15, 1996,
   excluding the sections marked "Board Compensation
   Committee Report" and "Comparative Stock
   Performance"
 Index to Exhibits is in Item 14(a)(3) on page 34                        Part III
 This report consists of 89 pages.

                         FIRST MID-ILLINOIS BANCSHARES, INC.

                                    FORM 10-K

                         DOCUMENTS INCORPORATED BY REFERENCE

                               CROSS REFERENCE SHEET

      As indicated above, certain items are incorporated by reference to the particular statements, schedules, footnotes and discussions contained in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "1995 Annual Report") and in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 (the "1996 Proxy Statement"), copies of which are included as exhibits hereto.

                                              1995                   1996
                                              Annual Report          Proxy Statement       Form 10-K
                                              Page Number            Page Number           Page Number
 Part I
 Item 1.  Business                                                                          4 - 15
 Item 2.  Properties                                                                       27 - 29
 Item 3.  Legal Proceedings                                                                  29
 Item 4.  Submission of Matters to a
          Vote of Security Holders                                                           29
 Part II
 Item 5.  Market for Registrant's Common
           Equity and Related Stockholder
           Matters                              29                                           29
 Item 6.  Selected Financial Data                1                                           30
 Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                      25 - 29                                        30
 Item 8.  Financial Statements and
           Supplementary Data                 10 - 22                                        30
 Item 9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosures                                                             30
 Part III
 Item 10. Directors and Executive Officers
          of the Registrant                                                                30 - 31
 Item 11. Executive Compensation                                     5                       31
 Item 12. Security Ownership of Certain
           Beneficial Owners and Management                                      8           31
 Item 13. Certain Relationships and
          Related Transactions                16 - 17                4                       32
 Part IV
 Item 14. Exhibits, Financial Statement
           Schedules Reports on Form 8-K                                                     32

 PART I

 Item 1.  Business

      First MId-Illinois Bancshares, Inc. (the "Registrant") is a bank holding company engaged in the business of banking through its wholly owned subsidiaries, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and Heartland Savings Bank ("Heartland"). First Mid Bank and Heartland are referred to as the "Bank Subsidiaries".

      In addition to engaging in banking activities, the Registrant also engages in certain other additional activities through Mid-Illinois Data Services, Inc., a wholly owned corporation organized on March 25, 1987, as a non-banking subsidiary ("MIDS"). The primary business of MIDS is to provide financial data processing services to the Registrant and the Bank Subsidiaries.

      The Registrant, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Registrant acquired all of the outstanding stock of a number of community banks on the following dates: Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984; State Bank of Sullivan ("Sullivan Bank") on April 1, 1985; Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985; First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986; and Charleston Community Bank ("Charleston Bank") on December 30, 1987. In April 1989, a purchase and assumption agreement was executed between First National and Mattoon Bank whereby First National purchased substantially all of the assets and assumed all of the liabilities of Mattoon Bank. On May 31, 1992, the Company merged Sullivan Bank, Cumberland County, Douglas County and Charleston Bank into First National. First National changed its name at that time to First Mid-Illinois Bank & Trust, N.A..

      On October 4, 1994, First Mid Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. ("DBI") which owned 100% of the stock of Downstate National Bank ("DNB"). DNB operated branch locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into First Mid Bank with First Mid Bank being the surviving entity.

      DBI was purchased for cash in the amount of $8.6 million with $5.6 million of that amount being internally generated funds and $3 million from additional long-term borrowings of the Registrant. The acquisition of DBI by First Mid Bank was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of DBI were recorded at their fair values as of the acquisition date.

      On July 1, 1992, the Registrant acquired and recapitalized Heartland, a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. Under the terms of the acquisition, Heartland converted from the mutual form of organization into a federally chartered, stock savings association and became a 100% owned subsidiary of the Registrant.

      Following that reorganization and immediately before the Heartland acquisition, the reorganized banking subsidiary acquired certain assets and deposit liabilities of Heartland. The acquisition was accounted for as a purchase and, accordingly, the operating results of Heartland have been consolidated with those of the Registrant since July 1, 1992. In accordance with purchase accounting requirements, the assets and liabilities of Heartland were accounted for at their fair market values as of the acquisition date.

      In connection with the Heartland acquisition, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Registrant pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 202.1 shares of common stock for each share of preferred. The Registrant has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Registrant also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

      In December 1994, Heartland (formerly known as Heartland Federal Savings and Loan Association) converted from a federally chartered stock savings association to a state chartered savings bank and changed its name to Heartland Savings Bank.

 The Bank Subsidiaries

      The Bank Subsidiaries conduct a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, industrial, agricultural, consumer and real estate lending, including installment, credit card, personal lines of credit and overdraft protection; safe deposit box operations; and an extensive variety of additional services tailored to the needs of customers, such as traveler's checks and cashiers' checks, foreign currency, and other special services. First Mid Bank also provides services to its customers through its trust department and investment center.

      Loans, both commercial and consumer, are serviced on either a secured or unsecured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, capital, construction, agriculture, inventory and real estate, with the latter including residential properties. The Bank Subsidiaries' installment loan departments make direct loans to consumers and some commercial customers, and purchase retail obligations from retailers, primarily without recourse.

      The Bank Subsidiaries conduct their businesses in the middle of some of the richest farmland in the world. Accordingly, the Bank Subsidiaries provide a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 32,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. As a group, the Bank Subsidiaries are the largest supplier of farm credit in the Registrant's market area with $39.7 million in agriculture related loans at December 31, 1995. The farm credit products offered by the Bank Subsidiaries include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

      The following chart sets forth (in thousands) the assets, deposits and stockholder's equity of the Bank Subsidiaries (before intercompany eliminations) as of December 31, 1995, and the average deposits for the year ended December 31, 1995:

                                                                           Stockholder's              Average
                                           Assets            Deposits         Equity                 Deposits
 First Mid Bank                          $377,805            $318,119               $33,740          $314,193
 Heartland                                 98,520              80,750                 7,871            83,174
 Total                                   $476,325            $398,869               $41,611          $397,367

      The Registrant, MIDS and the Bank Subsidiaries employed 254 people on a full-time equivalent basis as of December 31, 1995.

      Pages 16 through 26 in this Report contain supplemental statistical data which is included to comply with the requirements of the Securities and Exchange Commission applicable to bank holding companies. This data should be read in conjunction with the financial statements and related footnotes and the discussion included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1995 Annual Report.

 COMPETITION

      The Registrant, through its Bank Subsidiaries, actively competes in all areas in which the Bank Subsidiaries presently do business. Each competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, and pricing of services, including interest rates paid on deposits, interest rates charges on loans, and fees charged for fiduciary and other banking services.

      The Bank Subsidiaries operate facilities in the Illinois counties of Champaign, Coles, Cumberland, Douglas, Effingham and Moultrie. Each facility primarily serves the community in which it is located.

      First Mid Bank serves eight different communities with 13 separate locations in the towns of Mattoon, Charleston, Neoga, Tuscola, Sullivan, Arcola, Effingham and Altamont, Illinois and Heartland serves the two communities of Mattoon and Urbana, Illinois. Within the area of service there are numerous competing financial institutions and financial services companies. Two of the major bank competitors had assets and deposits of $174 million and $23.4 billion and $154 million and $19.6 billion respectively as of December 31, 1995.

 SUPERVISION AND REGULATION

 General

      The growth and earnings performance of the Registrant can be affected not only by management decisions and general economic conditions, but also by the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency ("OCC"), the Illinois Commissioner of Savings and Residential Finance (the "Commissioner"), the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission ("SEC"). Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

      Federal and state laws and regulations generally applicable to financial institutions, such as the Registrant and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Registrant and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

      The following references to material statutes and regulations affecting the Registrant and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Registrant and its subsidiaries.

 Recent Regulatory Developments

      On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as First Mid Bank, from the then-prevailing range of .23% to .31% of deposits, to a range of .04% to .31% of deposits. Additionally, because the change in BIF-assessments was applied retroactively to June 1, 1995, BIF-member institutions, including First Mid Bank, received a refund of the difference between the amount of assessments previously paid at the higher assessment rates for the period from June 30, 1995 through September 30, 1995, and the amount that would have been paid for that period at the new rates. In the case of First Mid Bank, this refund totalled $170,000. The FDIC did not, however, change the assessment rates charged to members of the Savings Association Insurance Fund (the "SAIF"), such as Heartland, and SAIF-insured institutions continue to pay assessments ranging from .23% to .31% of deposits. As a result of the change in the assessment rates charged to BIF-member institutions, Heartland currently pays significantly higher deposit insurance assessments as a member of the SAIF than it would pay if it were able to become a member of the BIF.

      The difference between the deposit insurance assessments paid by BIF-member institutions and those payable by SAIF-member institutions will increase further in calendar year 1996. On November 14, 1995, the FDIC reduced the deposit insurance assessments for BIF-member institutions by four basis points. As a result, the range of BIF assessments for the semi-annual assessment period commencing January 1, 1996 will be between 0% and .27% of deposits. BIF-member institutions, such as First Mid Bank, which qualify for the 0% assessment category will, however, still have to pay the $1000 minimum semi-annual assessment required by federal statute.

      The FDIC was able to change the range for BIF-member deposit insurance assessments to their current levels because the ratio of the insurance reserves of the BIF to total BIF-insured deposits exceeds the statutorily designated reserve ratio of 1.25%. Because the SAIF does not meet this designated reserve ratio, the FDIC is prohibited by federal law from reducing the deposit insurance assessments charged to SAIF-member institutions to the same levels currently charged BIF-member institutions. Legislative proposals pending before the Congress would recapitalize the SAIF to the designated reserve ratio by imposing a special assessment against SAIF-insured institutions, payable in a single installment, sufficient in the aggregate to increase the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits to 1.25%. Based upon the information currently available to the Registrant with respect to the manner in which any such special assessment would be calculated under the pending legislation, the Registrant estimates that the imposition of a special assessment under the pending legislation would result in a one-time charge to Heartland of approximately $900,000. At such time as the SAIF meets the designated reserve ratio of 1.25%, the assessment rates charged SAIF-member institutions could be reduced to levels consistent with those charged to BIF-member institutions.

      Legislation has also been introduced in the Congress that would, among other things, require federal thrift institutions to convert to state or national banks and merge the BIF and the SAIF into a single deposit insurance fund administered by the FDIC. At this time, it is not possible to predict whether, or in what form, any such legislation will be adopted or the impact, if any, such legislation would have on the Registrant, First Mid Bank or Heartland.

 The Registrant

 General

      The Registrant, as the sole shareholder of First Mid Bank and Heartland, is a bank holding company. As a bank holding company, the Registrant is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with FRB policy, the Registrant is expected to act as a source of financial strength to First Mid Bank and Heartland and to commit resources to support First Mid Bank and Heartland in circumstances where the Registrant might not do so absent such policy. Under the BHCA, the Registrant is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require. Because Heartland is chartered under the Illinois Savings Bank Act (the "ISBA"), the Registrant is also subject to regulation by the Commissioner under the ISBA.

 Investments and Activities

      Under the BHCA, a bank holding company must obtain FRB approval before:
 (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

      Prior to September 29, 1995, the BHCA prohibited the FRB from approving any direct or indirect acquisition by a bank holding company of more than 5% of the voting shares, or of all or substantially all of the assets, of a bank located outside of the state in which the operations of the bank holding company's banking subsidiaries are principally located unless the laws of the state in which the bank to be acquired is located specifically authorize such an acquisition. Pursuant to amendments to the BHCA which took effect September 29, 1995, the FRB may now allow a bank holding company to acquire banks located in any state of the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring holding company and all of its insured depository institution affiliates.

      The BHCA also prohibits, with certain exceptions noted below, the Registrant from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking... as to be a proper incident thereto." Under current regulations of the FRB, the Registrant and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

      Federal legislation also prohibits the acquisition of "control" of a bank or bank holding company, such as the Registrant, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

 Capital Requirements

      The FRB uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

      The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital (which consists principally of stockholders' equity). The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others.

      The risk-based and leverage standards presently used by the FRB are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E. Tier 1 capital less all intangible assets), well above the minimum levels.

      As of December 31, 1995, the Registrant had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 11.51% and a leverage ratio of 6.24%.

 Dividends

      The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

      In addition to the restrictions on dividends imposed by the FRB, the Delaware General Corporation Law would allow the Registrant to pay dividends only out of its surplus, or if the Registrant has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

 Federal Securities Regulation

      The Registrant's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended ( the "Exchange Act"). Consequently, the Registrant is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

 The Subsidiaries

 General

      First Mid Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of First Mid Bank are insured by the BIF of the FDIC, and it is a member of the Federal Reserve System. As a BIF-insured national bank, First Mid Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

      Heartland is an Illinois-chartered savings bank, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, Illinois-chartered savings bank, Heartland is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the SAIF.

 Deposit Insurance

      As FDIC-insured institutions, First Mid Bank and Heartland are required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. For the semi-annual assessment period ended December 31, 1995, BIF assessments ranged from 0.04% to 0.31% of deposits, while SAIF assessments ranged from 0.23% to 0.31% of deposits. The premiums currently paid by Heartland for membership in the SAIF are substantially higher than the premiums currently paid by First Mid Bank for membership in the BIF. See "Recent Regulatory Developments." Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

      The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Registrant is not aware of any activity or condition that could result in termination of the deposit insurance of either First Mid Bank or Heartland.

 Capital Requirements

      Under the ISBA and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems necessary based on the savings bank's financial condition, history, management or earnings prospects. The FDIC has established the following minimum capital standards for state chartered savings banks, such as
 Heartland: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated savings banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one half of which must be Tier 1 capital.

      The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most-highly rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

      The capital requirements described above are minimum requirements.
 Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of both the FDIC and OCC provide that additional capital may be required to take adequate account of the risks posed by concentrations of credit, nontraditional activities and the institution's ability to manage such risks.

      On August 2, 1995, the federal banking regulators, including the FDIC and the OCC, published amendments to their respective risk-based capital standards designed to take into account interest rate risk ("IRR") exposure. The amendments provide that a bank's exposure to declines in the economic value of its capital due to changes in interest rates will be among the factors considered by the agencies in evaluating a bank's capital adequacy.
 Management does not anticipate that this amendment will adversely affect the ability of either First Mid Bank or Heartland to maintain compliance with applicable capital requirements.

      The IRR amendments do not establish a system for measuring IRR exposure. However, concurrently with the adoption of the amendments, the agencies issued a proposed joint policy statement setting out a framework that would be used to measure the IRR exposure of individual banks. The proposed policy statement would generally require banks to quantify their level of IRR exposure using a measurement system developed by the regulators that weights a bank's assets, liabilities and off-balance sheet positions by risk factors designed to reflect the approximate change in each instrument's value that would result from 200 basis point changes in interest rates. The level of IRR exposure reflected by this measurement process, as well as the level of IRR exposure reflected by a bank's own internal measurement system, would then be considered by the agencies in assessing a bank's capital adequacy. Although it is not presently possible to predict whether, or in what form, the proposed policy statement will be adopted, management does not anticipate that the adoption of a policy statement substantially in the form proposed would have a material adverse effect on the ability of First Mid Bank or Heartland to maintain compliance with applicable capital requirements.

      During the year ended December 31, 1995, neither First Mid Bank nor Heartland was required by its respective regulators to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1995, First Mid Bank and Heartland each exceeded its minimum regulatory capital requirements.

      Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically under-capitalized", as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest in subordinate debt; and ultimately, appointing a receiver for the institution.

      Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default.

 Dividends

      The National Bank Act imposes limitations on the amount of dividends that a national bank, such as First Mid Bank, may pay without prior regulatory approval. Generally, the amount is limited to the national bank's current year's net earnings plus the adjusted retained earnings for the two preceding years.

      Under the ISBA and the regulations of the Commissioner, dividends may be paid by Heartland out of its net profits (I.E. earnings from current operations, investments and other assets plus actual recoveries on loans, net of current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). In general, so long as Heartland's capital ratio exceeds 6% of total assets, Heartland may declare dividends without prior regulatory approval provided that the aggregate amount of dividends declared during any 12-month period do not exceed Heartland's net profits for that period. Any dividend which, when aggregated with all other dividends declared during the preceding 12-month period, would exceed Heartland's net profits for that 12-month period would require prior approval by the Commissioner. If, however, Heartland's capital falls below 6% of its total assets, Heartland may not declare dividends in any twelve-month period which, in the aggregate, exceed 50% of its net profits for that period, without the prior written approval of the Commissioner.

      Additionally, Heartland will be unable to pay dividends in an amount which would reduce its capital below the amount required by the FDIC. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determine that the distribution would constitute an unsafe or unsound practice.

      The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations. As described above, the Registrant, First Mid Bank and Heartland each exceeded their minimum capital requirements under applicable guidelines as of December 31, 1995. As of December 31, 1995, approximately $5.7 million was available to be paid as dividends to the Registrant by First Mid Bank and Heartland.

 Insider Transactions

      First Mid Bank and Heartland are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Registrant and its subsidiaries, on investments in the stock or other securities of the Registrant and its subsidiaries and the acceptance of the stock or other securities of the Registrant or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank and Heartland to their respective directors and officers, to directors and officers of the Registrant and its subsidiaries, to principal stockholders of the Registrant, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or one of its subsidiaries or a principal stockholder of the Registrant may obtain credit from banks with which First Mid Bank or Heartland maintain a correspondent relationship.

 Safety and Soundness Standards

      On July 10, 1995, the federal banking regulators, including the FDIC and the OCC, published final guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines, which took effect on August 9, 1995, establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action. The federal banking agencies have also published for comment proposed asset quality and earnings standards which, if adopted, would be added to the safety and soundness guidelines. This proposal, like the final guidelines, would establish the goals to be achieved with respect to asset quality and earnings, and each institution would be responsible for establishing its own procedures to meet such goals.

 State Bank Activities

      Under federal law and FDIC regulations, FDIC insured state banks, such as Heartland, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.

 Branching Authority

      Illinois savings banks, such as the Bank, have the authority under Illinois law to establish branches any where in the State of Illinois, subject to receipt of all required regulatory approvals. Federal law grants the same branching authority to national banks, such as First Mid Bank, which are headquartered in Illinois. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate bank mergers beginning on June 1, 1997.

 Selected Statistical Information

 I.  Distribution of Consolidated Assets, Liabilities and Stockholders' Equity
     A.  Interest Rates and Interest Differential  (dollars in thousands)

                                              Year Ended                                 Year Ended
                                            December 31, 1995                         December 31, 1994
                                      Avg Bal          Int     Avg Rate           Avg Bal         Int    Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates of           $    99          $  10       10.10%        $  1,211        $   51       4.21%
 deposits
 Due from banks-interest                1,511             84        5.56%             924            22       2.38%
 bearing
 Excess funds sold                      6,199            356        5.74%           3,643           156       4.28%
 Investment securities:
   Taxable                            115,725          7,068        6.11%         117,285         5,772       4.92%
   Tax-exempt                          12,831            733        8.66%          14,546           851       8.86%
 Loans (net of unearned               294,220         25,214        8.57%         243,166        19,576       8.05%
 income)
 Total earning assets                 430,585         33,465        7.86%         380,775        26,428       7.06%
 NONEARNING ASSETS
 Cash and due from banks               15,382                                      13,720
 Premises and equipment                 9,333                                       8,393
 Other nonearning assets               12,699                                       9,150
 Allowance for loan losses            (2,711)                                     (2,354)
 Total assets                        $465,288                                    $409,684
 INTEREST BEARING LIABILITIES
 Demand deposits                     $106,118         $2,823        2.66%        $110,069       $ 2,764       2.51%
 Savings deposits                      40,920          1,107        2.71%          38,985         1,009       2.59%
 Time deposits                        202,305         10,958        5.42%         170,252         7,298       4.29%
 Other borrowings                      24,140          1,266        5.24%          13,103           471       3.59%
 Long-term debt                         7,636            571        7.48%           5,579           376       6.74%
 Total interest-bearing               381,119         16,725        4.39%         337,988        11,918       3.53%
 liabilities
 NONINTEREST BEARING LIABILITIES
 Demand deposits                       46,237                                      37,527
 Other liabilities                      4,561                                       3,901
 Stockholders' equity                  33,371                                      30,268
 Total liabilities & equity          $465,288                                    $409,684
 Net interest earnings                               $16,740        3.47%                       $14,510       3.53%
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                   3.98%                                     3.93%

<F1>
(1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.
<F2>
(2) Income on Investment securities on a full tax equivalent basis for the period ended December 31, 1995 and 1994 amounted to $1,111 and $1,289.
<F3>
(3)  Nonaccrual loans have been included in the average balances.
<F4>
(4)  Interest includes net loan fees.

 I. Distribution of Consolidated Assets, Liabilities, and Stockholders' Equity Interest Rates and Interest Differential, Continued (Dollars in thousands) (above table continued)

                                                            Year Ended
                                                          December 31, 1993
                                             Avg Bal             Int           Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates of deposits              $ 3,352          $    123           3.67%
 Due from banks-interest bearing                    1,923                57           2.96%
 Excess funds sold                                  6,129               182           2.97%
 Investment securities:
   Taxable                                        122,383             6,290           5.14%
   Tax-exempt                                      15,996               888           8.41%
 Loans (net of unearned income)                   214,408            17,970           8.38%
 Total earning assets                             364,191            25,510           7.13%
 NONEARNING ASSETS
 Cash and due from banks                           11,256
 Premises and equipment                             8,432
 Other nonearning assets                            8,440
 Allowance for loan losses                        (2,067)
 Total assets                                    $390,252
 INTEREST BEARING LIABILITIES
 Demand deposits                                 $107,896           $ 2,893           2.68%
 Savings deposits                                  35,860             1,033           2.88%
 Time deposits                                    168,724             7,410           4.39%
 Other borrowings                                   5,398               337           6.24%
 Long-term debt                                     8,843               262           2.96%
 Total interest-bearing liabilities               326,721            11,935           3.65%
 NONINTEREST BEARING LIABILITIES
 Demand deposits                                   31,746
 Other liabilities                                  3,798
 Stockholders' equity                              27,987
 Total liabilities & equity                      $390,252
 Net interest earnings                                              $13,575           3.48%
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                                     3.85%

<F1>
(1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.
<F2>
(2) Income on Investment securities on a full tax equivalent basis for the period ended December 31, 1993 amounted to $1,345.
<F3>
(3)  Nonaccrual loans have been included in the average balances.
<F4>
(4)  Interest includes net loan fees.

 I. Distribution of Consolidated Assets, Liabilities and Stockholders' Equity
    B. Interest Rates and Interest Differential, Continued (dollars in thousands)

                                                              1995 Compared to 1994
                                                              Increase - (Decrease)
                                        Total                                                        Rate/
                                       Change               Volume                Rate              Volume
 INTEREST INCOME:
 Investment certificates of                 $(41)                 $(47)                 $71      $(65)
 deposit
 Due from banks-interest bearing               62                    14                  29                19
 Excess funds sold                            200                   110                  53                37
 Investment securities:
   Taxable                                  1,296                  (78)               1,391              (17)
   Tax-exempt                               (118)                 (100)                (20)                 2
 Loans                                      5,638                 4,110               1,263               265
   Total interest income                    7,037                 4,009               2,787               241
 INTEREST EXPENSE:
 Demand deposits                               59                  (99)                 164               (6)
 Savings deposits                              98                    50                  46                 2
 Time deposits                              3,660                 1,374               1,924               362
 Other borrowings                             795                   398                 216               181
 Long-term debt                               195                   139                  41                15
   Total interest expense                   4,807                 1,862               2,391               554
 NET INTEREST EARNINGS                     $2,230                $2,147              $  396          $  (313)

                                                              1994 Compared to 1993
                                                              Increase - (Decrease)
                                        Total                                                        Rate/
                                       Change               Volume                Rate              Volume
 INTEREST INCOME:
 Investment certificates of                $ (72)                 $(79)                $ 18      $(11)
 deposit
 Due from banks-interest bearing             (35)                  (30)                (11)                 6
 Excess funds sold                           (26)                  (73)                  86              (39)
 Investment securities:
   Taxable                                  (519)                 (262)               (267)                10
   Tax-exempt                                (36)                  (80)                  48               (4)
 Loans                                      1,606                 2,410               (709)              (95)
   Total interest income                      918                 1,886               (835)             (133)
 INTEREST EXPENSE:
 Demand deposits                            (129)                    59               (184)               (4)
 Savings deposits                            (24)                    90               (105)               (9)
 Time deposits                              (112)                    67               (177)               (2)
 Other borrowings                             209                   126                  56                27
 Long-term debt                                39                    11                  27                 1
   Total interest expense                    (17)                   353               (383)                13
 NET INTEREST EARNINGS                     $  935                $1,533              $(452)            $(146)

 Nonaccruing loans are not material and have been included in the average loan balances for purposes of this computation. No out-of-period adjustments have been included in the above analysis.

 The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume. Loan fees included in interest income are not material. Interest on nontaxable securities is shown on a tax-equivalent basis using a 34% tax rate.

 There were no foreign activities by the Registrant during the three-year report period ending December 31, 1995.



 II.  Investment Portfolio

 A. The amortized costs, gross unrealized gains and losses and approximate fair value for available-for-sale and held-to-maturity securities by major security type at December 31, 1995 and 1994 were as follows (dollars in thousands):

                                                               Gross              Gross            Estimated
                                          Amortized         Unrealized         Unrealized            Fair
 1995                                       Cost               Gains             Losses              Value
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 72,599            $   481           $  (683)           $ 72,397
 Obligations of state and
   political subdivisions                      8,628                440                (7)              9,061
 Mortgage backed securities                   35,766                222              (163)             35,825
 Other securities                              2,105                  -                  -              2,105
   Total available-for-sale                 $119,098            $ 1,143           $  (853)           $119,388
 HELD-TO-MATURITY:
 Obligations of state and
   political subdivisions                      3,381                 43               (15)              3,409
   Total held-to-maturity                      3,381                 43               (15)              3,409
 Total                                      $122,479            $ 1,186           $  (868)           $122,797

                                                               Gross              Gross            Estimated
                                          Amortized         Unrealized         Unrealized            Fair
 1994                                       Cost               Gains             Losses              Value
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 34,358             $    -           $  (970)           $ 33,388
 Obligations of state and
   political subdivisions                      9,641                240              (160)              9,721
 Mortgage backed securities                   24,751                 29              (804)             23,976
 Other securities                              1,888                  -                  -              1,888
   Total available-for-sale                 $ 70,638            $   269           $(1,934)           $ 68,973
 HELD-TO-MATURITY:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 42,312            $     6           $(1,760)           $ 40,558
 Obligations of state and
   political subdivisions                      4,023                  5              (101)              3,927
 Mortgage backed securities                   15,969                  1              (619)             15,351
   Total held-to-maturity                   $ 62,304            $    12           $(2,480)           $ 59,836
 Total                                      $132,942            $   281           $(4,414)           $128,809

                                                               Gross              Gross            Estimated
                                          Amortized         Unrealized         Unrealized            Fair
 1993                                       Cost               Gains             Losses              Value
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 25,826            $   122           $   (31)           $ 25,917
 Obligations of state and
   political subdivisions                     14,874              1,239               (42)             16,071
 Mortgage backed securities                   30,516                267               (78)             30,705
 Other securities                              1,431                  -                  -              1,431
   Total available-for-sale                 $ 72,647            $ 1,628           $  (151)           $ 74,124
 HELD-TO-MATURITY:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 40,726            $   125           $  (137)           $ 40,714
 Obligations of state and
   political subdivisions                      1,761                 21                (7)              1,775
 Mortgage backed securities                   18,657                135               (38)             18,754
   Total held-to-maturity                   $ 61,144            $   281           $  (182)           $ 61,243
 Total                                      $133,791            $ 1,909           $  (333)           $135,367

 Other securities include stock in the Federal Home Loan Bank totaling $1,699,000 in 1995, $1,572,000 in 1994 and $1,115,000 in 1993.

 B. The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at December 31, 1995 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                           Book Value Maturing for Available-for-Sale Investment Securities
                                          One            After 1          After 5          After
                                         year            through          through           ten
                                        or less          5 years         10 years          years          Total
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                          $17,961           $45,155         $ 9,483        $     -       $ 72,599
 Obligations of state and
   political subdivisions                    425             6,934           1,269              -          8,628
 Mortgage-backed securities                3,776            27,473           1,239          3,278         35,766
 Other securities                              -                 -               -          2,105          2,105
 Total Investments                       $22,162           $79,562         $11,991        $ 5,383       $119,098
 Weighted average yield               5.72%             5.47%            6.06%          8.37%
 Full tax equivalent yield            5.73%             5.73%            6.41%          8.37%

                                            Book Value Maturing for Held-to-Maturity Investment Securities
                                          One            After 1          After 5          After
                                         year            through          through           ten
                                        or less          5 years         10 years          years          Total
 Obligations of state and
   political subdivisions                    582             1,884             915              -          3,381
 Total held-to-maturity
   securities                             $  582           $ 1,884         $   915          $   -         $3,381
 Weighted average yield                       4.70%             4.99%           5.14%
 Full tax equivalent yield                    7.18%             7.65%           7.79%


 The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax equivalent yields have been calculated using a 34% tax rate.

 The maturities of, and yields on, mortgage backed securities have been calculated using actual repayment history. However, where securities have call features, and have a market value in excess of par value, the call date has been used to determine the expected maturity.

 With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 1995.

      In December 1995, the Registrant reclassified certain investment securities between held-to-maturity and available-for-sale in accordance with guidelines issued by the Financial Accounting Standards Board (FASB) permitting a one-time change in classification. Based on discussion and analysis, the Registrant decided that only local, non-rated municipal securities would be classified as held-to-maturity and the remaining portfolio would be designated as available-for-sale. The book value and gross unrealized loss of securities transferred from held-to-maturity to available-for-sale amounted to $52,536,000 and $445,000, respectively.


 III.  Loan Portfolio

 A.  Types of Loans

 The following table indicates loans, net of unearned income, by type at December 31, (dollars in thousands):

                                                   1995                   1994                   1993
 Commercial, financial
   and agricultural                                  $ 65,916               $ 61,520               $ 50,353
 Real estate - mortgage                               211,147                195,524                151,916
 Installment                                           27,996                 22,294                 16,360
 Other                                                  1,945                  2,815                  4,590
   Total loans                                       $307,004               $282,153               $223,219


                                                   1992                   1991
 Commercial, financial
   and agricultural                                  $ 46,464               $ 43,406
 Real estate - mortgage                               146,333                 69,272
 Installment                                           16,316                 15,592
 Other                                                  5,080                  5,024
   Total loans                                       $214,193               $133,294


 B.  Maturities and Rate Sensitivity of Loans

 The following table presents the balance of loans outstanding as of December 31, 1995, by maturities, based on remaining repayments of principal (dollars in thousands):

                                                         Over 1
                                     One year            through             Over
                                      or less            5 years            5 years             Total
 Commercial, financial
   and agricultural                    $ 46,581           $ 16,549           $  2,786           $ 65,916
 Real estate - mortgage                  45,006            109,254             56,887            211,147
 Installment                              7,252             20,619                125             27,996
 Other                                      439              1,025                481              1,945
   Total loans                         $ 99,278           $147,447           $ 60,279           $307,004


  As of December 31, 1995, loans with maturities over one year consisted of $163,802,000 in fixed rate loans and $43,924,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests for such are handled on a case by case basis.

 C.  Risk Elements

 1. The following table presents information concerning the aggregate amount of nonperforming loans. Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are "troubled debt restructuring" as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring." (dollars in thousands)

                                                                                   December 31,
                                           1995                    1994          1993         1992         1991
 Nonaccrual loans                             $ 636                 $ 393        $ 497        $ 685        $ 348
 Loans past due ninety days
   or more and still accruing                   554                   509          248          585          418
 Restructured loans which are
   performing in accordance
   with revised terms                           604                   772          307          383          678


 Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $143,000, $100,000 and $85,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest income that was included in income totaled $56,000, $37,000 and $15,000 for the same periods.

 The Registrant's policy is to discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due or when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

 2. Potential Loan Problems. Management is not aware of any additional credits which should be disclosed above under "Risk Elements."

 3. Foreign Outstandings. There was no foreign activity as of December 31, 1995, required to be disclosed.

 4. Loan Concentrations. At December 31, 1995, the Registrant had loan concentrations in agricultural industries of 12.9% of outstanding loans. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

 There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.

 IV.  Summary of Loan Loss Experience

 A. Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                        1995                    1994          1993          1992          1991
 Average loans
   outstanding, net
   of unearned income                   $294,220              $243,166      $214,408      $178,919      $127,918
 Allowance-
   beginning of year                       2,608                 2,110         1,906         1,566         1,505
 Balance of
   acquired subsidiary                         -                   343             -           350             -
 Charge-offs:
 Commercial, financial
   and agricultural                           18                    29           140           298           273
 Real estate-mortgage                        111                    28           241           350            11
 Installment                                  57                   120            86           139           132
   Total charge-offs                         186                   177           467           787           416
 Recoveries:
 Commercial, financial
   and agricultural                           73                    98           150           167            57
 Real estate-mortgage                          -                    21             3            18             -
 Installment                                  39                    45            26            49            33
   Total recoveries                          112                   164           179           234            90
 Net charge-offs                              74                    13           288           553           326
 Provision for loan losses                   280                   168           492           543           387
 Allowance-end of period                 $ 2,814                $2,608       $ 2,110       $ 1,906       $ 1,566
 Ratio of net charge-offs to
   average loans                        .03%                  .01%           .13%          .31%          .25%
 Ratio of allowance
   for loan losses to
   loans outstanding
   (less unearned interest)
   at end of period                     .90%                  .93%           .95%          .89%         1.17%


 The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The allowance is based on a continuing review of the loan portfolio, the underlying value of the collateral securing the loans, current economic conditions and past loan loss experience. Loans which are deemed to be uncollectible are charged to the allowance. The provision for loan losses and recoveries are credited to the allowance.

 B. The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

                                      December 31, 1995                          December 31, 1994
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
                                   losses            loans                   losses             loans
 Commercial, financial
   and agricultural                 $ 1,554               21.5%                $ 1,481                21.8%
 Real estate-mortgage                   314               68.8%                    427                69.3%
 Installment                            131                9.1%                    100                 7.9%
 Other                                    -                 .6%                      -                 1.0%
 Total allocated                      1,999                                      2,008
 Unallocated                            815              N/A                       600               N/A
 Allowance at end of
   reported period                  $ 2,814              100.0%                $ 2,608               100.0%


                                      December 31, 1993                          December 31, 1992
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
                                   losses            loans                   losses             loans
 Commercial, financial
   and agricultural                 $ 1,351               22.5%                $ 1,045                21.7%
 Real estate-mortgage                   330               68.1%                    325                68.3%
 Installment                             78                7.3%                    183                 7.6%
 Other                                    -                2.1%                      -                 2.4%
 Total allocated                      1,759                                      1,553
 Unallocated                            351              N/A                       353               N/A
 Allowance at end of
   reported period                  $ 2,110              100.0%                $ 1,906               100.0%


                                      December 31, 1991
                                  Allowance          % of
                                     for             loans
                                    loan           to total
                                   losses            loans
 Commercial, financial
   and agricultural                 $   999               32.6%
 Real estate-mortgage                   248               51.9%
 Installment                            185               11.7%
 Other                                    -                3.8%
 Total allocated                      1,432
 Unallocated                            134              N/A
 Allowance at end of
   reported period                  $ 1,566              100.0%


 The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

 V.  Average Deposits by Classification

 A. The following table sets forth the average deposits and weighted average rates at December 31, 1995, 1994, and 1993 (dollars in thousands):

                                          1995                        1994                        1993
                                        Weighted                    Weighted                    Weighted
                                         Average                     Average                     Average
                                      Amount      Rate             Amount      Rate            Amount     Rate
 Demand deposits:
   Non-interest bearing            $ 46,237           -         $ 37,527          -         $ 31,746         -
   Interest bearing                 106,118           2.66%      110,069          2.51%      107,896         2.68%
 Savings                             40,920           2.71%       38,985          2.59%       35,860         2.88%
 Time deposits                      202,305           5.42%      170,252          4.29%      168,724         4.39%
 Total average deposits            $395,580           3.76%     $356,833          3.10%     $344,226         3.29%



 D.  Maturities of Time Deposits of $100,000 or More

 The following table sets forth the maturity of time deposits of $100,000 or more, at December 31, 1995 (dollars in thousands):

                                               Balance
 3 months or less                                  $ 17,167
 Over 3 through 6 months                              6,451
 Over 6 through 12 months                             7,495
 Over 12 months                                       6,217
   Total                                           $ 37,330


   There were no time deposits of $100,000 or more that were issued by foreign offices at December 31, 1995.


 VI.  Selected Ratios

 The following table presents selected financial ratios for the years ended December 31, 1995, 1994, and 1993:

                                                       1995               1994              1993
 Return on average total assets                                .84%               .83%              .85%
 Return on average total stockholders'
   equity                                                    11.76%             11.35%            11.80%
 Dividend payout ratio                                       19.76%             20.89%            21.40%
 Average total equity to
   average assets ratio                                       7.17%              7.38%             7.17%



 VII.  Other Borrowings

 Information pertaining to other borrowings as of December 31, 1995 is shown in
 Note 10 on page 18 of the 1995 Annual Report and is incorporated by reference.

 Item 2. Properties


 All of the following properties are owned by the Registrant or its Bank Subsidiaries except those specifically identified as being leased.

 First Mid Bank

 Mattoon

      First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure which was opened in 1965 with approximately 36,000 square feet of office space, eight walk-in teller stations and a walk-up automated teller machine ("ATM"). Adjacent to this building is a parking lot with parking for approximately seventy cars. A drive-up facility with ten drive-up lanes is located across the street from First Mid Bank's main office.

      First Mid Bank has a facility at 333 Broadway Avenue East, Mattoon, Illinois. The one-story office building contains approximately 7,600 square feet of office space. The main floor provides space for five teller windows, two private offices, a safe-deposit vault and four drive-up lanes. There is adequate parking located adjacent to the building. A drive-up ATM is located adjacent to the building.

  First Mid Bank leases a facility at 1504-A Lakeland Boulevard, Mattoon, Illinois which provides space for 3 tellers, two drive-up lanes and a walk-up ATM.

      First Mid Bank owns an office building located at 1701 Charleston Avenue, Mattoon, Illinois and an adjacent parking lot. The building is used by MIDS for its data processing center and backroom operations for the Registrant and its Bank Subsidiaries.

 Sullivan

      First Mid Bank operates two locations in Sullivan, Illinois. The main office is located at 200 South Hamilton Street, Sullivan, Illinois. Its office building is a one-story structure containing approximately 11,400 square feet of office space with five tellers, six private offices and four drive-up lanes. Adjacent to its main office is a parking lot used primarily by the employees. Adequate customer parking is available on two sides of the main office building. The second office is a leased facility at 435 South Hamilton, Sullivan, Illinois in the IGA. The facility has two teller stations, a vault, an ATM and a night depository.

 Neoga

      First Mid Bank's office in Neoga, Illinois, is located at 102 East 6th Street, Neoga, Illinois. The building consists of a one-story structure containing approximately 4,000 square feet of office space. The main office building provides space for four tellers in the lobby of the building, two drive-up tellers, four private offices, two night depositories, and an ATM. Adequate customer parking is available on three sides of the main office building.

 Tuscola

      First Mid Bank operates two offices in Tuscola, Illinois. The main office is located at 100 North Main Street, Tuscola, Illinois. The building consists of a two-story structure with approximately 18,000 square feet of office space with space for six tellers, five private offices and a night depository. Adequate customer parking is available at the main office building. The second facility is located at 410 South Main Street, Tuscola, Illinois. The facility has a walk-in teller stations and two drive-up bay windows and contains approximately 320 square feet of office space. A drive-up ATM is located adjacent to this facility.

 Charleston

      First Mid Bank has two offices in Charleston, Illinois. The main office is located at 701 Sixth Street, Charleston, Illinois. This building is a one-story facility with an attached two-bay drive-up structure and consists of approximately 5,500 square feet of office space. This facility has adequate parking to serve its customers. The office space is comprised of three teller stations, seven private offices and a night depository. The second office is located at 580 West Lincoln Avenue, Charleston, Illinois. This office has three lobby tellers, three drive-up lanes, a commercial night drop and one private office. A drive-thru ATM is located in the parking lot of this facility.

 Altamont

      First Mid Bank has a banking facility located at 101 West Washington Street, Altamont, Illinois. This building is a one-story structure which has approximately 4,300 square feet of office space. The office space consists of nine teller windows, three drive-up teller lanes (one of these faciliates an ATM), seven private offices, one conference room and a night depository. Adequate parking is available on three sides of the building.

 Effingham

      First Mid Bank operates a facility at 902 N Keller Drive, Effingham, Illinois. The building is a two story structure with approximately 4,000 square feet of office space. This office space consists of four teller stations, three drive-up teller lanes, five private offices and a night depository. Adequate parking is available to customers in front of the facility.

      First Mid Bank also owns a building and land at 900 N Keller Drive, Effingham, Illinois which is currently vacant.

 Arcola

      First Mid Bank leases a facility at 324 South Chestnut Street, Arcola, Illinois. This building is a one-story structure with approximately 1,140 square feet of office space. This office space consists of two lobby teller stations, one loan station, two drive-up teller lanes, one private office and a night depository. A drive-up ATM lane is available adjacent to the teller lanes. Adequate parking is available to customers in front of the facility.

 Heartland

 Mattoon

      The main office is located at 1520 Charleston Avenue, Mattoon, Illinois. The office building consists of a two-story structure which has approximately 20,000 square feet of office space including six teller stations on the main floor. A drive-up facility with eight drive-up lanes is located adjacent to the main office. Adequate customer parking is available on two sides of the building and in an adjacent parking lot.

 Urbana

      Heartland's Urbana facility is located at 601 South Vine Street, Urbana, Illinois. Its office building consists of a one-story structure and contains approximately 3,600 square feet. The office building provides space for three tellers, one private office and two drive-up lanes. An adequate customer parking lot is located on the south side of the building.

      Heartland sold two single family residences located at 206 East Oregon Street, Urbana, Illinois and 205 East California Avenue, Urbana, Illinois, during 1995. These properties are adjacent to the Urbana facility and were previously held for expansion purposes.

 Registrant

      The Registrant owns a single family residence at 1515 Wabash Avenue, Mattoon, Illinois which is being held for future expansion.


 Item 3.  Legal Proceedings.

 Since the Bank Subsidiaries act as depositories of funds, each is named from time to time as a defendent in law suits (such as garnishment proceedings) involving claims to the ownership of funds in particulare accounts.
 Management believes that all such litigation as well as other pending legal preceedings constitute ordinary routine litigation incidential to the business of the Bank Subsidiaries and that such litigation will not materially adversely affect the Registrant's consolidated financial condition.


 Item 4.  Submission of Matters to a Vote of Security Holders

 None.


 PART II

 Item 5.  Market for the Registrant's Common Equity and Related Stockholder
 Matters

 The following portions of the 1995 Annual Report are being incorporated by reference: "Common Stock Information and Dividends" on page 29, and restrictions on the Registrant's ability to pay dividends in Note 15 of Notes to Consolidated Financial Statements on page 20.

 Item 6.  Selected Financial Data

 The "Five-Year Financial Data" on page 1 of the 1995 Annual Report is incorporated by reference.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 29 of the 1995 Annual Report are incorporated by reference.


 Item 8.  Financial Statements and Supplementary Data

 The consolidated financial statements and related notes on pages 10 through 20 in the 1995 Annual Report are incorporated by reference.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.


 PART III

 Item 10.  Directors and Executive Officers of the Registrant.

 "Election of Directors" on pages 2 through 3 of the 1996 Proxy Statement is incorporated by reference.

 Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant's executive officers and directors and persons who own more than 10% of the Registrant's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Registrant's shares of Common Stock are traded. Such persons are also required to furnish the Registrant with copies of all Section 16(a) forms they file. Based solely on the Registrant's review of the copies of such forms, the Registrant is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of
 Section 16(a) during the period commencing January 1, 1995 and ending December 31, 1995.

 Executive Officers of the Registrant

 The executive officers of the Registrant are identified below. The executive officers of the Registrant are elected annually by the Registrant's Board of Directors.

 Name (Age)                                             Position With Registrant
 Daniel E. Marvin, Jr. (57)                             Chairman of the Board of Directors,
                                                        President and Chief Executive Officer
 William S. Rowland (49)                                Director, Chief Financial Officer,
                                                        Secretary and Treasurer
 Dan R. Cunningham (46)                                 Vice President, Trust and Farm
 Stanley E. Gilliland (51)                              Vice President, Lending
 Alfred M. Wooleyhan, Jr. (48)                          Vice President, Development


 Daniel E. Marvin, Jr., age 57, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Registrant and the First Mid Bank since 1983, and has been Vice Chairman of the Board of Directors of Heartland since 1992. He was appointed president of Heartland in 1994.

 William S. Rowland, age 49, has served as a director of the Registrant since 1991, has been Chief Financial Officer since 1989 and has served as Secretary/Treasurer since 1991. Mr. Rowland is also Executive Vice President, Finance of First Mid Bank since 1989. Since 1989 he has also been a director of MIDS, and became a director of Heartland in 1992. Mr. Rowland was in the Davenport, Iowa, office of KPMG Peat Marwick from 1975-1989.

 Daniel R. Cunningham, age 46, has been Vice President of the Trust and Farm Department of the Registrant since 1987. Mr. Cunningham has also served since 1987 as a director, Secretary and Executive Vice President of First Mid Bank.

 Stanley E. Gilliland, age 51, has been Vice President of Lending of the Registrant since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990. Mr. Gilliland is also a director and member of the Loan Committee of Heartland.

 Alfred M. Wooleyhan, Jr., age 48, has been Vice President of Development of the Registrant since the beginning of 1995. Mr. Wooleyhan was the President of the Charleston Business Unit of First Mid Bank from 1989-1995.


 Item 11.  Executive Compensation.

 "Remuneration of Executive Officers," "Retirement Benefits" and "Transactions with Management" on pages 4 through 6 of the 1996 Proxy Statement is incorporated by reference.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

 "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 8 through 9 of the 1996 Proxy Statement is incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions.

 "Transactions with Management" on page 4 of the 1996 Proxy Statement and Note 5 of Notes to the Consolidated Financial Statements on pages 16 through 17 of the 1995 Annual Report are incorporated by reference.


 PART IV

 Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

                                                                1995                      Annual
                                                                Form 10-K                 Report
                                                                Page Number               Page Number
 (a)(1)  Index to Financial Statements
 Incorporated by reference is Part II,
   Item 8 of this report:
 First Mid-Illinois Bancshares, Inc.
   and Subsidiaries:
 Consolidated Balance Sheets as of
   December 31, 1995 and 1994                                     49                        10
 Consolidated Statements of Income for the years
   ended December 31, 1995, 1994 and 1993                         50                        11
 Consolidated Statements of Changes in
   Stockholders' Equity for the years ended
   December 31, 1995, 1994 and 1993                               51                        12
 Consolidated Statements of Cash Flows for the
   years ended December 31, 1995, 1994 and 1993                   52                        13
 Notes to Consolidated Financial Statements                     53 - 61                   14 - 22
 Independent Auditors' Report                                     63                        24
 (a)(2)  Financial Statement and Schedules
 All schedules are omitted as they are not applicable or required or else equivalent information has been included in the financial statements or notes thereto.
 (a)(3)  Exhibits
 The exhibits required by Item 601 of Regulation S-K are included along with this Form 10-K and are listed on the "Index to Exhibits" immediately following the signature page.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)



                                        /s/ Daniel E. Marvin, Jr.
                                  *-------------------------------------*
                                            Daniel E. Marvin, Jr.
                                   President and Chief Executive Officer


                                        /s/ William S. Rowland
                                  *-------------------------------------*
                                            William S. Rowland
  Dated:    March 26, 1996               Chief Financial Officer
        *---------------------*

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signatures                             Title                                                 Dated
 /s/ Daniel E. Marvin, Jr.                                                                    03/26/96
 Daniel E. Marvin, Jr.                  Principal Executive Officer and Director
 /s/ William S. Rowland                                                                       03/26/96
 William S. Rowland                     Principal Financial Officer and Director
 /s/ Charles A. Adams                                                                         03/26/96
 Charles A. Adams                       Director

 Kenneth R. Diepholz                    Director
 /s/ Richard A. Lumpkin                                                                       03/26/96
 Richard A. Lumpkin                     Director

 Gary W. Melvin                         Director

 William G. Roley                       Director
 /s/ Ray A. Sparks                                                                            03/26/96
 Ray A. Sparks                          Director

 Exhibit Index to Form 10-K Registration Statement
                                                Incorporated
 Exhibit    Description                         Herein by                            Filed               Page
 No.                                            Reference To                         Herewith             No.
 3.1        Restated Certificate of             Exhibit 3(a) to
            Incorporation and                   First Mid-Illinois Bancshares,
            Amendment to Restated Certificate   Inc.'s Annual Report on Form 10-K
            of Incorporation of First Mid-      for the year ended December 31, 1987
            Illinois Bancshares, Inc.           (File No 0-13688)
 4.2        Restated Bylaws of First Mid-       Exhibit 3(b) to First Mid-Illinois
            Illinois Bancshares, Inc.           Bancshares, Inc.'s Annual Report on
                                                Form 10-K for the year ended December
                                                31, 1987 (File No 0-13368)
 11.1       Statement re:  Computation of                                            Note 1 in the
            Earnings Per Share                                                       Annual Report to
                                                                                     Stockholders (see
                                                                                     Exhibit 13.1)
 13.1       Annual Report to Security Holders                                            1-37            38-72
            (furnished for the information for
            the Commission and not to be deemed
            "filed" as part of the Form 10-K
            except for portions incorporated by
            reference)
 21.1       Subsidiaries of the Registrant                                                                 35
 22.1       Form S-8 Registration Statement for  Form S-8 filed
            the Registrant's Deferred            November 8, 1995
            Compensation Plan                    (File No. 033-64061)

            Form S-8 Registration Statement for  Form S-8 filed
            the Registrant's First Retirement    November 13, 1995
            and Savings Plan                     (File No. 033-64139)

            Form S-3 Registration Statement for  Form S-3 filed
            the Registrant's Dividend            September 23, 1994
            Reinvestment Plan                    (File No. 033-84404)
23.1        Consent of KPMG Peat Marwick LLP                                                               36
99.1        Proxy Statement for the 1996 Annual                                                          73-89
            Meeting of Stockholders

 First Mid-Illinois Bancshares, Inc.
 Exhibit #21.1
 S.E.C. Form 10-K
 December 31, 1995



 Subsidiaries of Registrant:
 First Mid-Illinois Bank & Trust, N.A., Mattoon, IL
 Heartland Savings Bank, Mattoon, IL
 Mid-Illinois Data Services, Inc., Mattoon, IL

 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

 The Board of Directors
 First Mid-Illinois Bancshares, Inc.:

 RE:  REGISTRATION STATEMENTS


 *  Registration No. 33-84404 on Form S-3
 *  Registration No. 33-64061 on Form S-8
 *  Registration No. 33-64139 on Form S-8

 We consent to incorporation by reference in the subject Registration Statements on Form S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 26, 1996, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, which report is incorporated by reference in the December 31, 1995 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.





 KPMG Peat Marwick LLP
 Chicago, Illinois
 March 15, 1996

 EX-13    Exhibit 13
 First Mid-Illinois Bancshares, Inc.
 Financial Report and Management's Discussion and Analysis from the Registrant's 1995 Annual Report to Shareholders.

 Financial Highlights
 For the Year (in thousands)
                                                                     1995                   1994
   Net Income                                                    $  3,924               $  3,434
   Dividends Declared on Common Stock                                 722                    658
 Per Common Share
   Primary Earnings Per Share                                    $   4.10               $   3.59
   Fully Diluted Earnings Per Share                                  3.88                   3.43
   Dividends Declared                                                 .81                    .75
   Book Value-End of Period                                         36.07                  31.37
 Averages (in thousands)
   Total Assets                                                  $465,287               $409,684
   Total Earnings Assets                                          430,585                380,775
   Investment Securities                                          128,556                131,831
   Loans                                                          294,220                243,166
   Deposits                                                       395,580                356,833
   Stockholders' Equity                                            33,371                 30,268
   Common Stockholders' Equity                                     30,271                 27,168
 At Year-End (in thousands)
   Total Assets                                                   472,494                451,158
   Investment Securities                                          122,769                131,277
   Loans                                                          307,004                282,153
   Deposits                                                       396,879                389,568
   Common Stockholders' Equity                                     32,209                 27,500
 Ratios
   Return on Average Assets                                           .84%                   .84%
   Return on Average Common Equity                                  12.02                  11.59
   Tier 1 Capital to Risk-Based Assets                              10.50                   9.68
   Total Capital to Risk-Based Assets                               11.51                  10.69
   Leverage                                                          6.24                   5.63

 Five-Year Financial Data
 (Dollars in thousands, except per share data)
 Income, Dividends and Capital:
                                         1995          1994         1993         1992         1991
 Interest income                    $  33,465     $  26,428     $ 25,510     $ 24,589    $  22,125
 Interest expense                      16,725        11,918       11,935       12,839       12,877
   Net interest income                 16,740        14,510       13,575       11,750        9,248
 Provision for loan losses                280           168          492          543          387
   Net interest income after
     provision for loan losses         16,460        14,342       13,083       11,207        8,861
 Other income                           4,009         3,805        3,928        3,580        2,866
 Other expenses                        14,715        13,263       12,713       10,823        9,152
   Income before income taxes
     and cumulative effect of
     change in accounting
     principle                          5,754         4,884        4,298        3,964        2,575
 Income taxes                           1,830         1,450        1,150        1,100          563
   Net income before cumulative
     effect of change in
     accounting principle               3,924         3,434        3,148        2,864        2,012
 Cumulative effect of change in
   accounting principle                     -             -          155            -            -
 Net income                          $  3,924      $  3,434     $  3,303     $  2,864     $  2,012
 Dividends to common                 $    722      $    658     $    658     $    658     $    526
   stockholders
 Dividends to preferred                   286           286          286          143            -
   stockholders
 Stockholders' equity                  35,309        30,600       30,184       26,850       21,687
 Per Common Share Statistics:
 Weighted average number of
   common shares outstanding          887,370       876,769      876,769      876,769      876,769
 Primary earnings per common
   share before cumulative
   effect of change in
   accounting principle              $   4.10      $   3.59     $   3.26     $   3.10     $   2.29
 Primary earnings per common             4.10          3.59         3.44         3.10         2.29
   share
 Fully diluted earnings per
   common share before
   cumulative effect of change
   in accounting principle               3.88          3.43         3.14         3.05         2.29
 Fully diluted earnings per              3.88          3.43         3.30         3.05         2.29
   common share
 Dividends per common share               .81           .75          .75          .75          .60
 Book value per common share            36.07         31.37        30.89        27.09        24.74
 Selected Balance Sheet Data:
 Assets
 Cash and cash equivalents           $ 23,295      $ 17,713     $ 21,417     $ 15,983     $ 11,304
 Interest bearing deposits                 99            99        2,875        3,860        3,959
 Investment securities                122,769       131,277      135,268      145,476      109,088
 Net loans                            304,190       279,545      221,109      212,287      131,728
 Other assets                          22,141        22,524       16,940       17,521       10,474
   Total assets                      $472,494      $451,158     $397,609     $395,127     $266,553
 Liabilities and Stockholders'
 Equity
 Deposits                            $396,879      $389,568     $349,058     $349,605     $229,009
 Other borrowings                      28,515        19,590        9,630       10,560       10,080
 Long-term debt                         7,200         7,700        5,000        5,500        3,400
 Other liabilities                      4,591         3,700        3,737        2,612        2,377
   Total liabilities                  437,185       420,558      367,425      368,277      244,866
 Stockholders' equity                  35,309        30,600       30,184       26,850       21,687
 Total liabilities and
   stockholders' equity              $472,494      $451,158     $397,609     $395,127     $266,553

 Consolidated Balance Sheets
 December 31, 1995 and 1994
 (In thousands, except share data)                                            1995                     1994
 Assets
 Cash and due from banks (note 3):
   Noninterest bearing                                                    $ 17,536                 $ 17,631
   Interest bearing                                                            784                       82
 Excess funds sold                                                           4,975                        -
   Cash and cash equivalents                                                23,295                   17,713
 Interest bearing deposits with
   financial institutions                                                       99                       99
 Investment securities available-for-sale,
   at fair value (note 4)                                                  119,388                   68,973
 Investment securities held-to-maturity, at
   amortized cost (estimated fair value of
   $ 3,409 and $59,836 at December 31, 1995
   and 1994) (note 4)                                                        3,381                   62,304
 Loans (note 5)                                                            307,004                  282,153
 Less allowance for loan losses (note 6)                                     2,814                    2,608
   Net loans                                                               304,190                  279,545
 Premises and equipment, net (note 7)                                        9,487                    9,336
 Accrued interest receivable                                                 4,397                    3,929
 Intangible assets (notes 2 and 8)                                           6,019                    6,627
 Other assets (note 14)                                                      2,238                    2,632
   Total assets                                                           $472,494                 $451,158
 Liabilities and Stockholders' Equity
 Deposits:
   Noninterest bearing                                                    $ 51,017                 $ 45,159
   Interest bearing (note 9)                                               345,862                  344,409
   Total deposits                                                          396,879                  389,568
 Accrued interest payable                                                    1,580                    1,014
 Other borrowings (notes 4 and 10)                                          28,515                   19,590
 Long-term debt (note 11)                                                    7,200                    7,700
 Other liabilities (note 14)                                                 3,011                    2,686
   Total liabilities                                                       437,185                  420,558
 Stockholders' Equity
 Series A convertible preferred stock; no par
   value; authorized 1,000,000 shares; issued 620
   shares with stated value of $5,000 per share                              3,100                    3,100
 Common stock, $4 par value; authorized 2,000,000
   shares; issued 894,991 shares in 1995 and
   876,769 shares in 1994                                                    3,580                    3,515
 Additional paid-in-capital                                                  3,969                    3,531
 Retained earnings                                                          24,493                   21,577
 Net unrealized gain(loss) on available-for-
   sale investment securities, net of tax (note 4)                             191                  (1,099)
                                                                            35,333                   30,624
 Less treasury stock at cost, 2,000 shares                                      24                       24
 Total stockholders' equity                                                 35,309                   30,600
 Total liabilities and stockholders' equity                               $472,494                 $451,158
 See accompanying notes to consolidated financial statements.

 Consolidated Statement of Income
 For the years ended December 31, 1995, 1994 and 1993
 (In thousands, except per share data)                         1995               1994              1993
 Interest income:
 Interest and fees on loans (note 5)                        $25,214            $19,576           $17,970
 Interest on investment securities:
   Taxable                                                    7,068              5,772             6,290
   Exempt from federal income tax                               733                851               888
 Interest on excess funds sold                                  356                178               239
 Interest on deposits with financial institutions                94                 51               123
   Total interest income                                     33,465             26,428            25,510
 Interest expense:
 Interest on deposits (note 9)                               14,888             11,071            11,336
 Interest on other borrowings (note 10)                       1,266                471               262
 Interest on long-term debt (note 11)                           571                376               337
   Total interest expense                                    16,725             11,918            11,935
   Net interest income                                       16,740             14,510            13,575
 Provision for loan losses (note 6)                             280                168               492
   Net interest income after provision for loan              16,460             14,342            13,083
 losses
 Other income:
 Trust revenues                                               1,118              1,118             1,119
 Brokerage revenues                                             183                349                92
 Service charges                                              1,574              1,456             1,345
 Securities gains(losses), net (note 4)                           -                (4)                19
 Mortgage banking income                                        273                158               517
 Other                                                          861                728               836
   Total other income                                         4,009              3,805             3,928
 Other expense:
 Salaries and employee benefits (note 13)                     7,484              6,964             6,517
 Net occupancy expense                                        1,021                937               900
 Equipment rentals, depreciation and maintenance              1,277              1,032             1,017
 Federal deposit insurance premiums                             590                802               729
 Amortization of intangible assets (note 8)                     608                358               348
 Other                                                        3,735              3,170             3,202
   Total other expense                                       14,715             13,263            12,713
   Income before income taxes and cumulative
     effect of change in accounting principle                 5,754              4,884             4,298
 Income taxes (note 14)                                       1,830              1,450             1,150
   Net income before cumulative effect of
     change in accounting principle                           3,924              3,434             3,148
 Cumulative effect of change in accounting
   for income taxes (note 14)                                     -                  -               155
   Net income                                               $ 3,924            $ 3,434           $ 3,303
 Per common share data:
 Primary earnings per share before cumulative
   effect of change in accounting principle                 $  4.10            $  3.59           $  3.26
 Primary earnings per share                                    4.10               3.59              3.44
 Fully diluted earnings per share before
 cumulative
   effect of change in accounting principle                    3.88               3.43              3.14
 Fully diluted earnings per share                              3.88               3.43              3.30
 See accompanying notes to consolidated financial statements

 Consolidated Statements of Changes in Stockholders' Equity
 (In thousands, except for per share data)
                                                              Net Unrealized
                                                                  Gain(Loss)
                                                               on Available-
                                        Additional                  for-sale
                   Preferred    Common    Paid-In-   Retained     Investment   Treasury
                       Stock     Stock     Capital   Earnings     Securities      Stock      Total
 December 31, 1992   $ 3,100    $3,515      $3,531    $16,728          $   -     $ (24)    $26,850
 Net income                -         -           -      3,303              -          -      3,303
 Cash dividends on
  preferred stock
  ($462.50 per
  share)         -         -           -      (286)              -          -      (286)
 Cash dividends on
  common stock
  ($.75 per share)         -         -           -      (658)              -          -      (658)
 Implementation of
  change in
  accounting for
  marketable debt
  and equity
  securities, net
  of tax                   -         -           -          -            975          -        975
 December 31, 1993     3,100     3,515       3,531     19,087            975       (24)     30,184
 Net income                -         -           -      3,434              -          -      3,434
 Cash dividends on
  preferred stock
  ($462.50 per
  share)                    -         -           -      (286)              -          -      (286)
 Cash dividends on
  common stock
 ($.75 per share)           -         -           -      (658)              -          -      (658)
 Change in net
  unrealized
  (loss) on
  available-for-
  sale investment
  securities, net
  of tax                   -         -           -          -        (2,074)          -    (2,074)
 December 31, 1994     3,100     3,515       3,531     21,577        (1,099)       (24)     30,600
 Net income                -         -           -      3,924              -          -      3,924
 Cash dividends on
  preferred stock
  ($462.50 per
  share)                    -         -           -      (286)              -          -      (286)
 Cash dividends on
  common stock
  ($.81 per share)         -         -           -      (722)              -          -      (722)
 Issuance of 16,222
  common shares
  pursuant to the
  Dividend Re-
  investment Plan          -        65         438          -              -          -        503
 Change in net
  unrealized gain
  on available-
  for-sale
  investment
  securities, net
  of tax                   -         -           -          -          1,290          -      1,290
 December 31, 1995   $ 3,100    $3,580     $ 3,969    $24,493        $   191    $  (24)    $35,309
 See accompanying note to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (In thousands)                                              1995                1994               1993
 Cash flows from operating activities:
 Net income                                              $  3,924            $  3,434           $  3,303
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                   280                 168                492
  Depreciation, amortization and accretion,                 1,231               1,503              2,440
    net
  Loss (gain) on sales of securities, net                       -                   4               (19)
  Gain on sale of loans held for sale, net                  (126)                (22)              (418)
  Deferred income taxes                                     (110)                 158              (325)
  (Increase) decrease in accrued interest                   (468)                 158              1,055
    receivable
  Increase (decrease) in accrued interest                     566                 170              (223)
    payable
  Origination of mortgage loans held for sale            (10,592)             (4,307)           (19,226)
  Proceeds from sale of mortgage loans held                11,055               5,021             19,732
    for sale
  (Increase) decrease in other assets                         394                 365            (1,256)
  Increase (decrease) in other liabilities                  (290)               (946)              1,213
 Net cash provided by operating activities                  5,864               5,706              6,768
 Cash flows from investing activities:
 Purchases of premises and equipment                        (891)               (455)              (338)
 Net increase in loans                                   (25,262)            (29,438)            (9,402)
 Proceeds from sales of:
  Investment securities                                         -                   -              6,018
  Securities available-for-sale                               487              21,232                  -
 Proceeds from maturities of:
  Investment securities                                         -                   -             79,633
  Securities available-for-sale                            19,905               4,274                  -
  Securities held-to-maturity                              12,549              31,631                  -
 Purchases of:
  Investment securities                                         -                   -           (75,266)
  Securities available-for-sale                          (16,200)            (22,636)                  -
  Securities held-to-maturity                             (6,161)            (14,975)                  -
 Net decrease in interest bearing deposits                      -               2,776                985
 Purchase of financial organization, net of                     -             (6,706)                  -
   cash received
 Net cash provided by (used in) investing                (15,573)            (14,297)              1,630
   activities
 Cash flows from financing activities:
 Net increase (decrease) in deposits                        7,311             (6,829)              (547)
 Increase (decrease) in other borrowings                    8,925               9,960              (930)
 Repayment of long-term debt                                (500)               (300)              (500)
 Proceeds from long-term debt                                   -               3,000                  -
 Dividends paid on preferred stock                           (58)               (286)              (286)
 Dividend paid on common stock                              (387)               (658)              (701)
 Net cash provided by (used in) financing                  15,291               4,887            (2,964)
   activities
 Increase (decrease) in cash and cash                       5,582             (3,704)              5,434
   equivalents
 Cash and cash equivalents at beginning of                 17,713              21,417             15,983
   year
 Cash and cash equivalents at end of year                 $23,295             $17,713            $21,417
 Additional disclosures of cash flow
  information
 Cash paid during the year for:
  Interest paid                                           $17,291             $12,306            $12,158
  Income taxes                                              1,900               1,400              1,410
 Loans transfered to real estate owned                        182                 264                610
 See accompanying notes to consolidated financial statements

 Notes To Consolidated Financial Statements
 December 31, 1995, 1994 and 1993
 Note 1 - Summary of Significant Accounting Policies

 Basis of Accounting and Consolidation

   The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (Company) and its wholly owned subsidiaries: First Mid-Illinois Bank & Trust, N.A. (Bank); Heartland Savings Bank (Heartland); and Mid-Illinois Data Services, Inc. (MIDS). All significant intercompany balances and transactions have been eliminated. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

 Cash Equivalents

   For purposes of reporting cash flows, cash equivalents include amounts due from banks and excess funds sold. Generally, excess funds are sold for one-day periods.

 Investment Securities

   At December 31, 1993, the Company adopted the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company has no securities designated as trading.
   Held-to-maturity securities are recorded at cost adjusted for amortization of premium and accretion of discount to the earlier of the call date or maturity date using the interest method.
   Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from income and reported as a separate component of stockholders' equity. If a decrease in the market value of a security is expected to be other than temporary, then the security is written down to its fair value through a charge to income.
   Realized gains and losses on the sale of investment securities are recorded by using the specific identification method.

 Loans

   Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest on substantially all loans is credited to income based on the principal amount outstanding.
   The Company's policy is to discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due or when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

 Allowance for Loan Losses

   The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The allowance is based on a continuing review of the loan portfolio, the underlying value of the collateral securing the loans, current economic conditions and past loan loss experience. Loans which are deemed to be uncollectible are charged to the allowance. The provision for loan losses and recoveries are credited to the allowance.
   The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
 - Income Recognition and Disclosure", on January 1, 1995. Management, considering current information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest.
 The amount of the impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

 Premises and Equipment

   Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is determined principally by the straight-line method over the estimated useful lives of the assets.

 Intangible Assets

   Intangible assets generally arise from business combinations which the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair market value of net assets acquired, specific amounts assigned to core deposit relationships of acquired businesses and purchased mortgage servicing rights. Intangible assets are amortized by the straight-line and accelerated methods over various periods of up to 15 years. The Company assesses the recoverability of its intangible assets through reviews of various economic factors on a periodic basis in determining whether impairment, if any, exists.

 Preferred Stock

   In connection with the Company's acquisition of Heartland in 1992, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 202.1 shares of common stock for each share of preferred. The Company also has the right, any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Company also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

 Mortgage Banking Activities

   Heartland originates residential mortgage loans both for its portfolio and for sale into the secondary market, generally with servicing rights retained. Included in mortgage banking income are gains or losses on the sale of loans and servicing fee income. Origination costs for loans sold are expensed as incurred. Loans that are originated and held for sale are carried at the lower of aggregate amortized cost or estimated market value.

 Income Taxes

   The Company and its subsidiaries file a consolidated Federal income tax return with each organization computing its taxes on a separate company basis. Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws.
   Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
 109) and, accordingly, has reported the cumulative effect of that accounting change in the 1993 consolidated statement of income. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences existing between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as an increase or decrease in income tax expense in the period such change is enacted.

 Trust Department Assets

   Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets since such items are not assets of the Company or its subsidiaries.

 Earnings Per Share

   Income for primary and fully diluted earnings per common share is adjusted for dividends attributable to preferred stock. Primary earnings per common share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock.
   The weighted average number of common equivalent shares used in calculating earnings per share were as follows:

                                               1995                     1994                     1993
 Primary                                    887,370                  876,769                  876,769
 Fully diluted                            1,012,672                1,002,071                1,002,071

 Note 2 - Acquisitions

   On October 4, 1994, the Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. (DBI) which owned 100% of the stock of Downstate National Bank (DNB). DNB had locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into the Bank with the Bank being the surviving entity.
   DBI was purchased for cash of $8,570,0000, with $5,570,000 of that amount being internally generated funds and $3,000,000 resulting from additional long-term borrowings of the Company.
   The acquisition of DBI by the Bank was accounted for using the purchase method of accounting whereby the assets and liabilities of DBI were recorded at their fair values as of the acquisition date and the operating results of DBI operations have been combined with those of the Company since October 4, 1994. A summary of the fair values of those assets and liabilities at October 4, 1994, follows (in thousands):

 Fair values of assets acquired:                                              10/04/94
 Cash and cash equivalents                                                    $  1,864
 Investment securities                                                          18,019
 Loans, net of allowance                                                        29,859
 Premises and equipment                                                          1,368
 Other assets                                                                      892
  Total                                                                         52,002
 Fair values of liabilities assumed:
 Deposits                                                                       47,338
 Other liabilities                                                                 583
  Total                                                                         47,921
 Fair value of net assets acquired                                               4,081
 Purchase price of DBI stock                                                     8,570
 Goodwill (excess of purchase price over
  fair value of net assets acquired                                           $  4,489

 Note 3 - Cash and Due from Banks

   Aggregate cash and due from bank balances of $5,881,000 and $5,280,000 at December 31, 1995 and 1994, respectively, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.

 Note 4 - Investment Securities

   The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1995 and 1994 were as follows (in thousands):

                                                                      Gross              Gross         Estimated
                                              Amortized          Unrealized         Unrealized              Fair
 1995                                              Cost               Gains             Losses             Value
 Available-for-sale:
 U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                                 $ 72,599              $  481            $ (683)          $ 72,397
 Obligations of states and
  political subdivisions                          8,628                 440                (7)             9,061
 Mortgage-backed securities                      35,766                 222              (163)            35,825
 Other securities                                 2,105                   -                  -             2,105
  Total available-for-sale                     $119,098              $1,143            $ (853)          $119,388
 Held-to-maturity:
 Obligations of states and
  political subdivisions                       $  3,381              $   43            $  (15)          $  3,409

                                                                      Gross              Gross         Estimated
                                              Amortized          Unrealized         Unrealized              Fair
 1994                                              Cost               Gains             Losses             Value
 Available-for-sale:
 U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                                 $ 34,358                $  -            $ (970)          $ 33,388
 Obligations of states and
  political subdivisions                          9,641                 240              (160)             9,721
 Mortgage-backed securities                      24,751                  29              (804)            23,976
 Other securities                                 1,888                   -                  -             1,888
  Total available-for-sale                     $ 70,638              $  269           $(1,934)          $ 68,973
 Held-to-maturity:
 U.S. Treasury securities
  and obligations of U.S.
  Government corporations
  and agencies                                 $ 42,312              $    6           $(1,760)          $ 40,558
 Obligations of states and
  political subdivisions                          4,023                   5              (101)             3,927
 Mortgage-backed securities                      15,969                   1              (619)            15,351
  Total held-to-maturity                       $ 62,304              $   12           $(2,480)          $ 59,836

   Other securities include stock in the Federal Home Loan Bank totaling $1,699,000 and $1,572,000 at December 31, 1995 and 1994, respectively.
   Proceeds from sales of investment securities and realized gains and losses were as follows during the three years ended December 31, 1995, 1994 and 1993 (in thousands):

                                                  1995                     1994                    1993
 Proceeds from sales                            $  487                  $21,232                 $ 6,018
 Gains                                               -                      157                      61
 Losses                                              -                      161                      42

   Maturities of investment securities were as follows at December 31, 1995 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized                Estimated
                                                               Cost               Fair Value
 Available-for-sale:
  Due in one year or less                                  $ 18,386                 $ 18,401
  Due after one-five years                                   52,089                   52,373
  Due after five-ten years                                   10,752                   10,684
  Due after ten years                                         2,105                    2,105
                                                             83,332                   83,563
  Mortgage-backed securities                                 35,766                   35,825
 Total available-for-sale                                  $119,098                 $119,388
 Held-to-maturity:
  Due in one year or less                                  $    582                 $    584
  Due after one-five years                                    1,884                    1,908
  Due after five-ten years                                      915                      917
 Total held-to-maturity                                    $  3,381                 $  3,409
 Total                                                     $122,479                 $122,797

   Investment securities carried at approximately $88,030,000 and $88,474,000 at December 31, 1995 and 1994 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.
   In December 1995, the Company reclassified certain investment securities between held-to-maturity and available-for-sale in accordance with guidelines issued by the Financial Accounting Standards Board (FASB) permitting a one-time change in classification. Based on discussion and analysis, the Company decided that only local, non-rated municipal securities would be classified as held-to-maturity and the remaining portfolio would be designated as available-for-sale. The book value and gross unrealized loss of securities transferred from held-to-maturity to available-for-sale amounted to $52,536,000 and $445,000, respectively.

 Note 5 - Loans

   A summary of loans at December 31, 1995 and 1994 follows (in thousands):

                                                                      1995                   1994
 Commercial, financial and agricultural                           $ 65,916               $ 61,520
 Real estate-mortgage                                              211,147                195,524
 Installment                                                        27,996                 22,294
 Other                                                               1,945                  2,815
 Total                                                            $307,004               $282,153

 Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties which exceeded $60,000 in the aggregate totaled $10,060,000 at December 31, 1995 and $9,651,000 at December 31, 1994. Activity during 1995 was as follows (in thousands):

 Balance at December 31, 1994                                                  $ 9,651
 New loans                                                                       4,915
 Loan repayments                                                               (4,506)
 Balance at December 31, 1995                                                  $10,060

   The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 1995 and 1994 (in thousands):

                                                                                     1995                 1994
 Nonaccrual loans                                                                    $636                 $393
 Loans past due ninety days or more and still accruing                                554                  509
 Renegotiated loans which are performing in accordance
  with revised terms                                                                  604                  772

   The interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans was $143,000, $100,000 and $85,000 in 1995, 1994 and 1993, respectively. The amount of interest income which was recorded amounted to $56,000 in 1995, $37,000 in 1994 and $15,000 in 1993.
   Impaired loans are defined as those loans where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and restructured loans meet this definition. Impaired loans are measured by the Company at the present value of expected future cash flows or, alternatively if the loan is collateral dependant, at the fair value of the collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.
   At December 31, 1995, the recorded investment of impaired loans totaled $1,240,000. There was no related allowance for these impaired loans at December 31, 1995. The average recorded investment in impaired loans during the year was $1,076,000. Total interest income which would have been recorded under the original terms of the impaired loans was $143,000. Total interest income recorded on a cash basis was $56,000.

   The Bank and Heartland enter into financial instruments with off-balance sheet risk to meet the financing needs of their customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. The subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 1995 and 1994, respectively, the Company had $29,070,000 and $24,333,000 of outstanding commitments to extend credit and $1,242,000 and $1,025,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.
   Most of the Company's business activities are with customers located within east central Illinois. At December 31, 1995 and 1994, the Company's loan portfolio included $39,720,000 and $38,730,000, respectively, of loans to borrowers directly related to the agricultural industry.
   Mortgage loans serviced for others by Heartland are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1995 and 1994 was approximately $43,622,000 and $39,193,000, respectively.

 Note 6 - Allowance for Loan Losses

   Changes in the allowance for loan losses were as follows during the three year period ended December 31, 1995 (in thousands):

                                                              1995                  1994                  1993
 Balance, beginning of year                                 $2,608                $2,110                $1,906
 Allowance of purchased subsidiary
  at date of acquisition                                         -                   343                     -
 Provision for loan losses                                     280                   168                   492
 Recoveries                                                    112                   164                   179
 Charge offs                                                 (186)                 (177)                 (467)
 Balance, end of year                                       $2,814                $2,608                $2,110

 Note 7 - Premises and Equipment, Net

   Premises and equipment at December 31, 1995 and 1994 consisted of (in thousands):

                                                                         1995                   1994
 Land                                                                 $ 2,489                $ 2,399
 Buildings and improvements                                             7,679                  7,741
 Furniture and equipment                                                4,881                  4,450
 Leasehold improvements                                                   340                    190
 Construction in progress                                                  78                     59
                                                                       15,467                 14,839
 Accumulated depreciation and amortization                              5,980                  5,503
 Total                                                                $ 9,487                $ 9,336

   Depreciation expense was $740,000, $672,000 and $720,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

 Note 8 - Intangible Assets

   Intangible assets, net of accumulated amortization, at December 31, 1995 and 1994 consisted of (in thousands):

                                                                                   1995                        1994
 Excess of cost over fair market value of
  acquired subsidiaries                                                         $ 4,742                     $ 5,095
 Core deposit premium of acquired subsidiaries                                    1,277                       1,472
 Purchased mortgage servicing rights                                                  -                          60
 Total                                                                          $ 6,019                     $ 6,627

   Amortization expense was $608,000, $358,000 and $348,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

 Note 9 - Deposits

   Total interest expense on deposits for the years ended December 31, 1995, 1994 and 1993 was as follows (in thousands):

                                                         1995                  1994                 1993
 Interest-bearing demand                              $ 2,823               $ 2,764              $ 2,893
 Savings                                                1,107                 1,009                1,033
 Time                                                  10,958                 7,298                7,410
 Total                                                $14,888               $11,071              $11,336

   As of December 31, 1995, 1994 and 1993, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                                           1995                   1994                   1993
 Outstanding                                            $35,002                $26,451                $19,473
 Interest expense for the year                            1,963                    963                    743


 Note 10 - Other Borrowings

   As of December 31, 1995, 1994 and 1993, other borrowings consisted of (in thousands):

                                                                        1995              1994              1993
 Securities sold under agreements to repurchase                      $16,815           $15,590           $ 9,630
 Federal Home Loan Bank advances:
  Overnight advances                                                   2,200             3,500                 -
  Fixed term advances due in one year or less                          6,000                 -                 -
  Fixed term advances due after one year                               3,500                 -                 -
 Federal funds purchased                                                   -               500                 -
                                                                     $28,515           $19,590           $ 9,630

   Information concerning such borrowings for the years ended December 31, 1995, 1994 and 1993 was as follows (dollars in thousands):

                                                               1995                   1994                   1993
 Maximum amount of borrowings
  outstanding at any month end                              $36,770                $23,460                $11,390
 Average amount outstanding                                  24,114                 13,103                  8,843
 Weighted average interest rate
  at year end                                                 5.11%                  3.55%                  2.91%
 Weighted average interest rate
  during the year                                             5.24%                  3.59%                  2.96%

   The Bank and Heartland have collateral pledge agreements whereby they have agreed to keep on hand at all time, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank.

 Note 11 - Long-term Debt

   A summary of long-term debt at December 31, 1995 and 1994 was as follows (in thousands):

                                                                                       1995                    1994
 Floating rate loan at 1.5% over the Federal funds
  rate.  Interest due quarterly.  Principal payments
  due quarterly in various amounts beginning September
  30, 1995.  The debt matures September 30, 1999.
  Effective interest rate of 7.03% at December 31,
  1995.                                                                              $7,200                  $7,700

   The loan is secured by all of the common stock of the Bank and of Heartland. The borrowing agreement contains requirements for the Company and the subsidiaries to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The company and the subsidiaries were in compliance with the existing covenants at December 31, 1995. The scheduled principal payments on the outstanding long-term debt are as follows (in thousands):


           1996         $ 1,000
           1997           1,125
           1998           1,500
           1999           3,575


 Note 12 - Disclosure of Fair Values of Financial Instruments

   Statement of Financial Accounting Standards No. 107 (FAS 107), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the estimated fair value of financial instrument assets and liabilities. For the Company, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in FAS 107. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Company's general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity. Accordingly, significant assumptions and estimations as well as present value calculations were used by the Company for purposes of the FAS 107 disclosure. Future changes in these assumptions or methodologies may have a material effect on estimated fair values.
   Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 1995 and 1994 were as follows (in thousands):

   Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                                             1995                              1994
                                                      Fair         Carrying             Fair         Carrying
                                                     Value           Amount            Value           Amount
 Cash and cash equivalents                        $ 23,295         $ 23,295         $ 17,713         $ 17,713
 Interest bearing deposits
  with financial institutions                           99               99               99               99
 Investments available-for-sale                    119,388          119,388           68,973           68,973
 Investments held-to-maturity                        3,409            3,381           59,836           62,304

   Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

                                                            1995                              1994
                                                      Fair         Carrying             Fair         Carrying
                                                     Value           Amount            Value           Amount
 Deposits with stated maturities                  $206,062         $204,844         $190,490         $190,453
 Other borrowings                                   28,556           28,515           19,590           19,590


   Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                                             1995                              1994
                                                      Fair         Carrying             Fair         Carrying
                                                     Value           Amount            Value           Amount
 Deposits with no stated
  maturity                                        $192,035         $192,035         $199,115         $199,115
 Floating rate long-term debt                        7,200            7,200            7,700            7,700

   For loans with floating interest rates, it is assumed that the estimated fair values generally approximate the carrying amount balances. Fixed rate loans have been valued using a discounted present value of projected cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                                                            1995                              1994
                                                      Fair         Carrying             Fair         Carrying
                                                     Value           Amount            Value           Amount
 Net loan portfolio                               $304,038         $304,190         $274,231         $279,545

   The notational amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.

 Note 13 - Retirement Plan

   The Company has a defined contribution retirement plan which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. Prior to December 31, 1993, Heartland had a separate defined contribution retirement plan which provided for matching contributions of up to 6% of compensation. The total expense for the two plans was $255,000 in 1993. Effective January 1, 1994, Heartland's plan was merged with the Company's plan and substantially all employees of the Company, including the employees of Heartland, are now covered by the Company's plan and the total expense for the plan amounted to $285,000 in 1995 and $270,000 in 1994.

 Note 14 - Income Taxes

   The Company adopted the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109) as of January 1, 1993. The cumulative effect of this change in accounting method of $155,000 was reported in the consolidated statements of income for the year ended December 31, 1993.
   The components of Federal income taxes (benefit) for the three years ended December 31, 1995, 1994 and 1993 were as follows (in thousands):

                                       1995              1994              1993
 Current                             $1,940            $1,292            $1,475
 Deferred                             (110)               158             (325)
 Total                               $1,830            $1,450            $1,150

   There were no state income taxes for 1995, 1994 or 1993. Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate to income before income taxes). The principle reasons for this difference are as follows (in thousands):

                                                       1995              1994              1993
 Expected income taxes                               $1,956            $1,661            $1,461
 Effects of:
  Tax-exempt income                                   (276)             (317)             (338)
  Nondeductible interest expense                         29                28                27
  Goodwill amortization                                 120                35                 -
  Other items, net                                        1                43                 -
 Total                                               $1,830            $1,450            $1,150

   The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below (in thousands):

                                                                            1995                   1994
 Deferred tax assets:
  Allowance for loan losses                                               $  479                 $  435
  Employee benefits                                                          166                    112
  Available-for-sale investment securities                                     -                    566
  Other, net                                                                 193                    136
 Total gross deferred tax assets                                             838                  1,249
  Less valuation allowance                                                 (149)                  (172)
 Net deferred tax assets                                                  $  689                 $1,077
 Deferred tax liabilities:
  Depreciation                                                            $  415                 $  337
  Available-for-sale investment securities                                    99                      -
  Purchase accounting                                                        160                    203
  Other, net                                                                  70                     38
 Total gross deferred tax liabilities                                     $  744                 $  578
 Net deferred tax assets (liabilities)                                   $  (55)                 $  499

   Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets.

 Note 15 - Dividend Restrictions

   Banking regulations impose restrictions on the ability of the Banking Subsidiaries to pay dividends to the Company. At December 31, 1995, regulatory approval would have been required for aggregate dividends from the Bank Subsidiaries to the Company in excess of approximately $5.7 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

 Note 16 - Commitments and Contingent Liabilities

   In the normal course of business, there are various outstanding commitments and contingent liabilities such as guarantees, commitments to extend credit, claims and legal actions which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no significant losses are anticipated as a result of these matters.

 Note 17 -

 First Mid-Illinois Bancshares, Inc.
 (Parent Company)
 Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):
 Balance Sheets:
 December 31,                                                                 1995             1994
 Assets
  Cash                                                                     $   724          $   914
  Premises and equipment, net                                                   68               55
  Investment in subsidiaries                                                42,045           37,361
  Other assets                                                                 927              834
 Total assets                                                              $43,764          $39,164
 Liabilities and stockholders' equity
 Liabilities:
  Dividends payable                                                            420              359
  Long-term debt                                                             7,200            7,700
  Other liabilities                                                            835              505
 Total liabilities                                                           8,455            8,564
  Stockholders' equity                                                      35,309           30,600
 Total liabilities and stockholders' equity                                $43,764          $39,164

 Statements of Income:
 Years ended December 31,                                                     1995             1994            1993
 Income:
  Dividends from subsidiaries                                              $ 1,369           $1,825         $ 2,509
  Other income                                                                  25               62             264
                                                                             1,394            1,887           2,773
 Operating expenses                                                          1,266            1,127           1,275
 Income before income taxes and equity in distributed earnings of
  subsidiaries and cumulative effect of change in accounting                   128              760           1,498
   principle
 Income tax benefit                                                            402              342             290
 Income before equity in undistributed earnings of subsidiaries
  and cumulative effect of change in accounting principle                      530            1,102           1,788
 Equity in undistributed earnings of subsidiaires                            3,394            2,332           1,483
  Net income before cumulative effect of change in accounting                3,924            3,434           3,271
   principle
 Cumulative effect of change in accounting for income taxes                      -                -              32
  Net income                                                               $ 3,924          $ 3,434         $ 3,303

 Statement of Cash flows:
 Years ended December 31,                                                     1995             1994            1993
 Cash flows from operating activities:
  Net income                                                               $ 3,924          $ 3,434         $ 3,303
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation, amortization and accretion, net                                 5               33              33
   Equity in undistributed earnings of subsidiaries                        (3,394)          (2,332)         (1,483)
  (Increase) decrease in other assets                                         (93)              305           (519)
  Increase (decrease) in other liabilities                                     331                2             253
 Net cash provided by operating activities                                     773            1,442           1,587
 Cash flows from investing activities:
  Investment in subsidiaires                                                     -          (3,000)               -
  (Purchases) sales of equipment                                              (18)               27            (33)
 Net cash used in investment activities                                       (18)          (2,973)            (33)
 Cash flows from financing activities:
  Repayment of long-term debt                                                (500)            (300)           (500)
  Proceeds from long-term borrowings                                             -            3,000               -
  Dividends paid on preferred stock                                           (58)            (286)           (286)
  Dividends paid on common stock                                             (387)            (658)           (701)
 Net cash provided by (used in) financing activities                         (945)            1,756         (1,487)
 Increase (decrease) in cash                                                 (190)              225              67
 Cash at beginning of year                                                     914              689             622
 Cash at end of year                                                        $  724           $  914          $  689

 Statement of Responsibility for Financial Data

   Management is responsible for the integrity of all the financial data included in this Annual Report. The financial statements and related notes are prepared in accordance with generally accepted accounting principles, which in the judgement of management are appropriate in the circumstances. Financial information elsewhere in this Report is consistent with that in the financial statements.
   Management maintains a system of internal accounting control, including an internal audit program, which provides reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are properly authorized and accounting records are reliable for the preparation of financial statements. The foundation of the system of internal accounting control rests upon careful selection and training of personnel, segregation of responsibilities and application of formal policies and procedures that are consistent with the highest standards of business conduct. The system of internal accounting control is being continuously modified and improved in response to changes in business conditions and operations.
   The Board of Directors has an Audit Committee comprised of six outside directors. The Committee meets periodically with the independent auditors, the internal auditors and management to ensure that the system of internal accounting control is being properly administered and that financial data is being properly reported. The Committee reviews the scope and timing of both the internal and external audits, including recommendations made with respect to the system of internal accounting control by the independent auditors.
   The consolidated financial statements, as identified in the accompanying Independent Auditors' Report, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The audits were conducted in accordance with generally accepted auditing standards, which included tests of the accounting records and other auditing procedures considered necessary to formulate an opinion as to the fairness, in all material respects, of the consolidated financial statements.

 Daniel E. Marvin, Jr.               William S. Rowland
 Chairman and Chief                  Chief Financial
 Executive Officer                   Officer

 Independent Auditors' Report

 The Board of Directors
 First Mid-Illinois Bancshares, Inc.
 Mattoon, Illinois:

   We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.
   As discussed in notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes on January 1, 1993, to adopt the provisions of the Financial Accounting Standards Board's (SFAS) No. 109, "Accounting for Income Taxes."

                                KPMG Peat Marwick LLP
 Chicago, Illinois
 January 26, 1996

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following discussion provides additional insight into the financial condition and the operating results of the Company. The discussion should be read in conjunction with the consolidated financial statements and other selected data included elsewhere in the Annual Report.

 Overview of Operations

   In 1995, the Company reported net income in the amount of $3,924,000, a 14.3% increase over the $3,434,000 reported in 1994. Fully diluted earnings per share increased 13.1% to $3.88, compared to $3.43 in 1994. A summary of the significant factors which contributed to the earnings increase follows (in thousands):

 Effect on Earnings, 1995 vs. 1994
 Change in:
 Net interest income                                                                $ 2,230
 Provision for loan losses                                                            (112)
 Other income including securities transactions                                         204
 Other expenses                                                                     (1,452)
 Income taxes                                                                         (380)
 Increase in net income                                                              $  490

   When comparing 1995's results with those of 1994, it should be noted that the October 4, 1994 acquisition of Downstate Bancshares Inc. (Downstate) was accounted for as a purchase and accordingly, Downstate's operating results were consolidated with those of the Company for only three months in 1994. Since the Downstate acquisition increased the overall size of the Company by approximately $52 million (12%), the effects of this acquisition have an impact on all year-to-year financial comparisons.

 Net Interest Income

   Net interest income is the difference between interest and fees earned on earning assets and the interest paid on deposits and other interest-bearing liabilities. As illustrated in the following two tables, the Company's net interest income increased significantly during 1995 and its net interest margin (computed by dividing tax equivalent net interest income by average earning assets) increased slightly.

   Net interest income increased to $16,740,000 in 1995 from $14,510,000 in 1994 and $13,575,000 in 1993. The increase from 1994 to 1995 is primarily due to the growth in the Company's loan portfolio, including those loans resulting from the Downstate acquisition and improved yields on loans and investments.
 A summary of the factors which contributed to the $2,230,000 (15.4%) increase between 1995 and 1994 follows (in thousands):

                                       Increase (Decrease) in Net Interest Income due to:
                                                    Total            Volume             Rate      Rate/Volume
Interest earning assets:
Interest bearing time deposits with
  financial institutions                         $  (41)           $  (47)           $   71           $  (65)
Due from banks-interest bearin                       62                14                29               19
Excess funds sold                                   200               110                53               37
Investment securities                             1,178              (178)            1,371              (15)
Loans                                             5,638             4,110             1,263              265
                                                  7,037             4,009             2,787              241
Interest bearing liabilities:
Deposits                                          3,817             1,325             2,134              358
Other borrowings                                    795               398               216              181
Long-term debt                                      195               139                41               15
                                                  4,807             1,862             2,391              554
                                                 $2,230            $2,147            $  396           $ (313)

   As seen below, net interest margin increased slightly to 3.98% from 3.93% in 1994 and 3.85% in 1993.

                                                                 1995                  1994                  1993
 Yield on interest earning assets                               7.86%                 7.06%                 7.13%
 Rate on interest bearing liabilities                           4.39%                 3.53%                 3.65%
 Net interest margin                                            3.98%                 3.93%                 3.85%

 Interest Rate Sensitivity

   During much of 1995 interest rates continued the increase which began in 1994 following the decline in rates during 1993. The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds. The following table presents the Company's interest rate sensitivity position at various intervals at December 31, 1995:

                                  Number of Months Until
                                  Next Repricing Opportunity
                                             0-1            1-3            3-6           6-12           12+
 Interest earning assets:
 Deposits with other financial         $     784        $     -        $     -        $     -      $     99
 institutions
 Excess funds sold                         4,975              -              -              -             -
 Taxable investment securities            46,928         15,007          7,785         10,792        30,354
 Nontaxable investment securities            190              -            217            563        10,933
 Loans                                    31,805         23,033         20,928         34,499       196,739
   Total                               $  84,682      $  38,040      $  28,930      $  45,854     $ 238,125
 Interest bearing liabilities:
 Savings and N.O.W. accounts             105,153              -              -              -             -
 Money market accounts                    35,865              -              -              -             -
 Other time deposits                      27,518         30,119         40,927         55,046        51,234
 Other borrowings                         18,515          3,000            500          3,000         3,500
 Long-term debt                            7,200              -              -              -             -
   Total                               $ 194,251      $  33,119      $  41,427      $  58,046     $  54,734
   Periodic GAP                       $(109,569)      $   4,921     $ (12,497)     $ (12,192)     $ 183,391
   Cumulative GAP                     $(109,569)     $(104,648)     $(117,145)     $(129,337)     $  54,054
 GAP as a % of interest earning assets:
   Periodic                              (25.2%)           1.1%         (2.9%)           2.8%         42.1%
   Cumulative                            (25.2%)        (24.0%)        (26.9%)        (29.7%)         12.4%

   Of the $24.9 million growth in the Company's loan portfolio during 1995, $15.6 million (63%) resulted from real estate loans. Because real estate loans generally have longer maturities than other loans, the overall maturity of the portfolio extended during 1995, as can be seen by the following tabulation:

                                                          1995              1994
 % of loan portfolio which will not
  reprice during the next 12 months                        64%               58%

 During 1995, the maturity of the Company's deposit base shortened somewhat as illustrated below:

 % of interest bearing deposits
  which will not reprice during the
  next 12 months                                           15%               17%


   As a result of the changing characteristics of the Company's loan portfolio and deposit base and to maintain an overall level of interest rate risk commensurate with the Company's long term risk management strategy, management shortened the maturity/repricing characteristics of its investment portfolio. The effect of the strategy can be seen below:

                                                          1995              1994
 % of investment portfolio repricing
  within the next 30 days                                  38%               32%


   At December 31, 1995, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the Company's net interest margin. However, the Company's historical repricing of N.O.W. and savings accounts has not, and is not expected to change on a frequent basis and this would mitigate to some extent the negative effect of an upturn in rates.
   Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Company. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Company's earning assets and interest bearing liabilities. For this reason, the Company uses financial models to project interest income under various rate scenarios and various assumptions relative to the prepayments, reinvestment and roll overs of assets and liabilities.

 Loan Quality and Allowance for Loan Losses

   The provision for loan losses amounted to $280,000 in 1995 as compared to $168,000 in 1994 and $492,000 in 1993. Net charge-offs amounted to $74,000 in
 1995 as compared to $13,000 in 1994 and $288,000 in 1993.  On December 31,
 1995, the allowance for loan losses amounted to $2,814,000, or .92% of total loans, and 156.8% of nonperforming loans. At December 31, 1994, the allowance was $2,608,000, or .92% of total loans, and 155.8% of nonperforming loans.

   The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current and anticipated economic conditions in the region where the Company operates. In addition to the aforementioned considerations, management also considers the loan loss experience of other banks, thrifts and financial services holding companies.
   Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.
 The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 1995, the Company's loan portfolio included $39.7 million of loans to borrowers whose businesses are directly related to agriculture. This increased $1 million from $38.7 million at December 31, 1994. In addition to agricultural lending, the Company has historically had substantial residential mortgage lending activity in and around east central Illinois. At December 31, 1995, these loans amounted to $153.6 million or 50.0% of total loans. Residential mortgage loans amounted to $135.5 million or 48.0% of total loans at December 31, 1994.

 Other Income

   The Company's other income increased slightly to $4,009,000 as compared to $3,805,000 in 1994 and $3,928,000 in 1993. This increase was primarily due to the Downstate acquisition in October 1994.
   Trust revenues were stable, amounting to $1,118,000 in both 1995 and 1994 and $1,119,000 in 1993. Trust assets increased to $215,903,000 in 1995 from $182,729,000 in 1994 and $179,745,000 in 1993. Although assets and the number of trust accounts grew during each of these years, the number of estates and therefore executor fees on those accounts were less in 1995 than in 1994 and 1993. Accordingly, the growth in assets did not translate directly into higher revenues.
   Revenues from the Company's brokerage and annuity sales decreased in 1995 as consumer preference shifted away from annuity products when interest rates on traditional deposit products rose. In 1996 the Company is planning to expand its product line by offering full-service brokerage services and increasing its marketing efforts in this area.

   Service charges amounted to $1,574,000 in 1995 as compared to $1,456,000 in 1994 and $1,345,000 in 1993. This 8.1% increase in service charges of $118,000 in 1995 as compared to 1994 is primarily due to the addition of the Effingham and Altamont business units associated with the Downstate acquisition. These two business units added $104,000 to service charge income in 1995 as compared to $21,000 in 1994. The remainder of the increase is associated with an increased volume in transaction and savings accounts. The $111,000 increase in service charges between 1994 and 1993 was primarily due to a new service fee schedule which went into effect September 1, 1994.
   Heartland Savings Bank (Heartland) originates loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $273,000 in 1995 as compared to $158,000 in 1994 and $517,000 in 1993. In 1995 the volume of loans sold by Heartland was $11 million representing 189 loans as compared to $5 million in 1994 representing 92 loans.

 Other Expense

   The Company's non-interest expense amounted to $14,715,000 in 1995 as compared to $13,263,000 in 1994, an increase of $1,452,000 (10.9%). Non-
 interest expense increased $550,000 (4.33%) in 1994 from $12,713,000 in 1993.
 Of the $1,452,000 increase between 1995 and 1994, $520,000 related to increased costs for salaries and benefits. In addition to merit and incentive increases for continuing employees, the Downstate acquisition increased the Company's full-time equivalent number of employees by approximately 10%.
   The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation (FDIC) was $590,000 in 1995, compared to $802,000 in 1994 and $729,000 in 1993. The 1995 decrease was the result of a refund the FDIC premium paid in the third quarter of 1995 in the amount of $170,000 and a reduced assessment rate for the second half of 1995. On August 8, 1995, the FDIC amended its regulations to change the range of deposit insurance assessments charged to members of the Bank Insurance Fund (BIF) from the then-prevailing range of .23 % to .31% of deposits, to a range of .04% to .31% of deposits. This significantly reduced the Company's insurance premiums to the FDIC. The 1994 increase was directly related to deposit growth, since the assessment rate paid by the Company's banking subsidiaries had been unchanged during those years. Premium rates for 1995 range from .04% to .31% of average deposits, with higher risk institutions paying a higher premium. The Company's bank subsidiaries, First Mid-Illinois Bank & Trust, N.A. (Bank) and Heartland, have been assessed at the lowest possible rates. The Bank (a BIF insured institution) has an assessment rate of .04% of average deposits, while Heartland (a Savings Association Insurance fund (SAIF) insured institution) has an assessment rate of .23% of average deposits.
   Under terms of proposed legislation being considered in Congress to recapitalize SAIF, the Company may be subject to a one-time assessment for deposits which were acquired in 1992 when Heartland became a subsidiary of the Company. If this legislation is enacted in its present form in 1996, this special assessment would reduce the Company's 1996 net income by approximately $600,000.

 Income Taxes

   Income tax expense amounted to $1,830,000 in 1995 as compared to $1,450,000 in 1994 and $1,150,000 in 1993. Effective tax rates were 31.8%, 29.7% and 26.8% respectively, for those years. The Company's effective tax rate has continued to increase slightly each year as the relative percentage of tax-exempt income decreases.

   The Company adopted the provisions of FAS 109 effective January 1, 1993. The cumulative effect of this accounting principle change amounted to $155,000, which was recognized during the first quarter of 1993.

 Capital Resources

   At December 31, 1995, the Company's stockholders' equity amounted to $35,309,000, a $4,709,000 or 15.4% increase from the $30,600,000 balance as of
 December 31, 1994. During the year, net income contributed $3,924,000 to equity before the payment of dividends to common and preferred stockholders
 amounting to $1,008,000.    The change in net unrealized gain on available-
 for-sale investment securities increased stockholders' equity by $1,290,000, net of tax.
   In late 1994, the Company implemented a Dividend Reinvestment Plan whereby common and preferred shareholders could elect to have their cash dividends automatically reinvested into newly-issued common shares of the Company. This plan became effective with the January, 1995 common dividend. Of the $1,008,000 in common and preferred dividends paid during 1995, $503,000 or 49.9% was reinvested into shares of common stock of the Company through the Dividend Reinvestment Plan. This resulted in an additional 16,222 shares of common stock being issued during 1995.
   The Company and its subsidiaries have capital ratios which are above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At December 31, 1995, the Company's leverage ratio was 6.24%.
   A tabulation of the Company's and its subsidiaries' risk-based capital ratios as of December 31, 1995 follows:

                                                                            Tier One
                                                                          Risk-Based                Total Risk-Based
                                                                       Capital Ratio                   Capital Ratio
 First Mid-Illinois Bancshares, Inc.
  (Consolidated)                                                               10.5%                           11.5%
 First Mid-Illinois Bank & Trust, N.A.                                         12.1%                           13.2%
 Heartland Savings Bank                                                        16.0%                           16.8%

   Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.
   Upon ratification by the shareholders in May 1996, the Company will begin issuing First Mid-Illinois Bancshares' stock as part of a deferred compensation plan for its directors and certain senior officers. The Company registered 100,000 shares of stock with the Securities and Exchange Commission for the Deferred Compensation Plan.

 Liquidity

   Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.
   A summary of the Company's cash flows from these sources for 1995, 1994 and 1993 follows (in thousands):

 Cash and cash equivalents provided by (used in):
                                             1995              1994              1993
 Operating Activities                   $  5,864          $  5,706          $  6,768
 Investing Activities                    (15,573)          (14,297)            1,630
 Financing Activities                     15,291             4,887            (2,964)
 Net Cash Flows                         $  5,582          $ (3,704)         $  5,434

   In addition to liquidity provided by operating, financing and investing activities, the Company has other sources of liquidity, including unpledged available-for-sale investment securities and formalized line of credit arrangements with correspondent banks. From these sources, management has the ability to generate approximately $70 million in an economical manner for liquidity purposes.

 Effects of Inflation

   Unlike industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are effected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Company's assets and liabilities which are important to the maintenance of acceptable performance levels. The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset these potential effects.

 Future Accounting Changes

   In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (FAS 122). FAS 122 amends FASB Statement No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under FAS 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new standard, the Company will record an asset for mortgage servicing rights when it sells mortgages and retains the servicing. Mortgage servicing rights are to be amortized in proportion to the net servicing income over the period during which servicing income is expected to be received. Servicing rights are to be evaluated for impairment based on fair value. FAS 122 is required to be applied prospectively to transactions in fiscal years beginning after December 15, 1995. The Company will adopt FAS 122 effective January 1, 1996. Management believes that the impact of the adoption of FAS 122 will not have a material effect on the consolidated financial statements of the Company.
   FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" will be effective for financial statements for the fiscal years beginning after December 15, 1995. FAS 121 requires entities to perform separate calculations for long-lived assets to determine whether recognition of an impairment loss is required and, if so, to measure that impairment. All long-lived assets for which management has committed to a plan to dispose of, shall be reported at the lower of cost or fair value less costs to sell. Management believes that the impact of the adoption of FAS 121 will not have any impact on the financial position of the Company.

 Common Stock Information and Dividends

   The Company's common stock was held by approximately 740 shareholders of record, as of December 31, 1995, and is traded in the over-the-counter market.
   The following table shows, for the indicated periods, the range of prices per share of the Company's common stock in the over-the-counter market. These quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

 Quarter                             High Bid               Low Ask
 1995
 1st                                     $ 27                  $ 28
 2nd                                       29                    30
 3rd                                       33                    32
 4th                                       33                    34

 Quarter                             High Bid               Low Ask
 1994
 1st                                     $ 25                  $ 26
 2nd                                       25                    26
 3rd                                       25                    27
 4th                                       25                    27

 Cash dividends have been declared by the Board of Directors of the Company semi-annually during the two years ended December 31, 1995.

 The following table sets forth the cash dividends per share paid on the Company's common stock for the past two years.

 Date Paid                              Amount per Share
 June 20, 1994                                      $.34
 January 3, 1995                                    $.41
 June 20, 1995                                      $.34
 January 3, 1996                                    $.47

 Stockholders' Information

 Transfer and Dividend Paying Agent

   Stockholders should direct inquiries concerningdividend checks or their stockholder records to:

   Harris Trust and Savings Bank
   P.O. Box A3309
   Chicago, Illinois  60690
   (312) 461-7447


 Dividend Reinvestment Plan

   For information concerning the Company's Dividend Reinvestment Plan, contact:

   Harris Trust and Savings Bank
   P.O. Box A3309
   Chicago, Illinois  60690
   (312) 461-7447


 Annual Meeting of Stockholders

   The annual meeting of stockholders will be May 15, 1996 at 11:00 a.m. at the Mattoon Ramada Inn, 300 Broadway Avenue East, Mattoon, Illinois.


 Form 10-K

   Upon written request of any stockholder, the Company will provide, without charge, a copy of its 1995 Annual Report on Form 10-K, including financial statements and schedules, as required to be filed with the Securities and Exchange Commission.
   To obtain a copy of the Form 10-K, please send a written request to Mr. William S. Rowland, Chief Financial Officer, First Mid-Illinois Bancshares, Inc., 1515 Charleston Avenue, P.O. Box 499, Mattoon, Illinois, 61938.

 Directors

 Directors of First Mid-Illinois Bancshares, Inc.

 Charles A. Adams
 President, Howell Paving, Inc. and Vice President, Howell Asphalt Co.

 Kenneth R. Diepholz
 Owner, D-Co Oil and President, Diepholz Chevrolet, Oldsmobile, Cadillac and
 GEO

 Richard A. Lumpkin
 Chairman, Consolidated Communications Inc.

 Daniel E. Marvin, Jr.
 Chairman of the Board, President and Chief Executive Officer, First Mid-Illinois Bancshares, Inc.

 Gary W. Melvin
 Co-Owner Rural King Stores

 William G. Roley
 Retired

 William S. Rowland
 Chief Financial Officer, Secretary/Treasurer, First Mid-Illinois Bancshares,
 Inc.

 Ray A. Sparks
 President, Electric Lab and Sales Corp.


 Directors of First Mid-Illinois Bank & Trust, N.A.

 Charles A. Adams
 President, Howell Paving, Inc. and Vice President, Howell Asphalt Co.

 Dan R. Cunningham
 Executive Vice President, First Mid-Illinois Bank & Trust, N.A. and Mattoon Community President

 Kenneth R. Diepholz
 Owner, D-Co Oil and President, Diepholz Chevrolet, Oldsmobile, Cadillac and
 GEO

 John A. Dively
 Retired

 Richard A. Lumpkin
 Chairman, Consolidated Communications Inc.

 Daniel E. Marvin, Jr.
 Chairman of the Board, President and Chief Executive Officer, First Mid-Illinois Bancshares, Inc.

 Gary W. Melvin
 Co-Owner Rural King Stores

 William G. Roley
 Retired

 Fred F. Uphoff
 Farmer


 Directors, Heartland Savings Bank

 Ronald E. Batterham
 Retired

 Roger W. Dettro
 Dentist and former Mayor of Mattoon, Illinois

 Stanley E. Gilliland
 Vice President-Lending, First Mid-Illinois Bancshares, Inc. and Executive Vice President, First Mid-Illinois Bank & Trust, N.A.

 Robert F. Jones
 President, The Checkley Agency

 Daniel E. Marvin, Jr.
 President and CEO, First Mid-Illinois Bancshares, Inc. and First Mid-Illinois Bank & Trust, N.A.

 Robert M. Ronchetti
 President, Ronchetti Distributing Company

 William S. Rowland
 Chief Financial Officer, First Mid-Illinois Bancshares, Inc. and Executive Vice President, First Mid-Illinois Bank & Trust, N.A.

 Ray A. Sparks
 President, Electric Labs and Sales Corp.

 Andrew P. Zavarella
 Executive Vice President and Managing Officer, Heartland Savings Bank


 Senior Officers

 Daniel E. Marvin, Jr.
 President and CEO, First Mid-Illinois Bancshares, Inc. and First Mid-Illinois Bank & Trust, N.A.

 William S. Rowland
 Chief Financial Officer, First Mid-Illinois Bancshares, Inc. and Executive Vice President, First Mid-Illinois Bank & Trust, N.A.

 Stanley E. Gilliland
 Vice President-Lending, First Mid-Illinois Bancshares, Inc. and Executive Vice President, First Mid-Illinois Bank & Trust, N.A.

 Dan R. Cunningham
 Executive Vice President and Mattoon Community President, First Mid-Illinois Bank & Trust, N.A.

 Alfred M. Wooleyhan, Jr.
 Executive Vice President, First Mid-Illinois Bank & Trust, N.A.

 Randall H. Ross
 Senior Vice President, First Mid-Illinois Bank &Trust, N.A.

 Laurel G. Allenbaugh
 Vice President and Controller, First Mid-Illinois Bancshares, Inc.

 Gary J. Boske
 Vice President, First Mid-Illinois Bank & Trust, N.A.

 Christie L. Burich
 Vice President and Investment Manager, First Mid-Illinois Bancshares, Inc.

 Janet L. Grove
 Vice President and Senior Trust Officer, First Mid-Illinois Bank & Trust, N.A.

 Sherry L. Hingten
 Senior Loan Officer, Heartland Savings Bank

 Christopher L. Slabach
 Auditor, First Mid-Illinois Bancshares, Inc.

 Robert E. Weber, Jr.
 Senior Vice President, First Mid-Illinois Bank & Trust, N.A.

 Andrew P. Zavarella
 Executive Vice President and Managing Officer, Heartland Savings Bank

 James O. Baker
 Effingham Community President, First Mid-Illinois Bank & Trust, N.A.

 Mark A. Bluhm
 Charleston Community President, First Mid-Illinois Bank & Trust, N.A.

 Daniel D. Downs
 Arcola Manager, First Mid-Illinois Bank & Trust, N.A.

 Janet E. Hamilton
 Altamont Manager, First Mid-Illinois Bank & Trust, N.A.

 Gary L. Kuhns
 Neoga Community President, First Mid-Illinois Bank & Trust, N.A.

 Douglas R. McCumber
 Tuscola Community President, First Mid-Illinois Bank & Trust, N.A.

 Larry D. Stenger
 Sullivan Community President, First Mid-Illinois Bank & Trust, N.A.

 Community Banking Directors

 Charleston

 Mark A. Bluhm
 Charleston Community President

 John A. Dively
 Retired

 Dr. Charles R. Maris
 Physician

 J. W. Oglesby
 Retired

 L. Stephen Whitley
 Retired

 Neoga

 Clyde E. Drennan
 Retired

 Gary L. Kuhns
 Neoga Community President

 Melvin C. Lockard
 Retired

 Richard L. Peters
 Farmer

 James W. Short
 President, Short Furniture, Inc.

 James E. Zimmer
 District Representative, Monsanto Corp.

 Effingham

 Dr. Peter M. Bonutti
 Physician

 Donald G. Cunningham
 Retired

 C. Ron Greene
 CFO, Effingham Truck Sales, Inc.

 Paul O. Wendling
 Owner/President of Direct Lines

 Michael D. Yager
 Owner/President, Mid-America Designs, Inc.

 James O. Baker
 Effingham Community President

 Sullivan

 Richard C. Atchison
 Owner, Atchison Electric, Inc.

 William G. Roley
 Retired

 Larry D. Stenger
 Sullivan Community President

 Kurt W. VanDeursen
 Owner, Coast-to-Coast Hardware of Sullivan

 Terry P. Warren
 Farmer

 Ronald D. White
 Pharmacist

 Tuscola

 Laverl Byers
 Farmer

 Dr. Stanley L. Cross
 Dentist

 Paul R. Flock
 Owner, Flock Electronics

 Douglas R. McCumber
 Tuscola Community President

 Charles M. Rogers
 Owner, Kelsey Furniture, Inc.

 Altamont

 Dale A. Laue
 Farmer

 Ruth Ann Hoffmeister
 Altamont City Commissioner

 Darrell J. Kuhns
 Farmer

 Gerald L. Quade
 Farmer

 Donald L. Wendling
 Don's Floor Covering & Refrigeration

 Janet E. Hamilton
 Altamont Manager

 SCHEDULE  14A INFORMATION

   Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. __)

 Filed by the Registrant [x]

 Filed by a Party other than the Registrant [ ]

 Check the appropriate box:

 [ ]  Preliminary Proxy Statement

 [ ] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))

 [X]  Definitive Proxy Statement

 [ ]  Definitive Additional Materials

 [ ]  Soliciting Material Pursuant to (section) 240.14a-11(c) or
 (section) 240.14a-12

 FIRST MID-ILLINOIS BANCSHARES, INC.
 (Name of Registrant as Specified In Its Charter)

 Mr. William S. Rowland, Chief Financial Officer of the Registrant (Name of Person(s) Filing Proxy Statement)

 Payment of Filing Fee (Check the appropriate box):

 [X]  $125 per Exchange Act Rules 0-11(c)(1)(ii), 14a-6(i)(1), or 14a-6(i)(2)
 or Item 22(a)(2) of Schedule 14A.

 [ ] $500 per each party to the controversy pursuant to Exchange Act Rule 14a-6(i)(3).

 [ ]  Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.

      1) Title of each class of securities to which transaction applies:


      2) Aggregate number of securities to which transaction applies:


      3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined:


      4) Proposed maximum aggregate value of transaction:


      5) Total fee paid:


 [ ]  Fee paid previously with preliminary materials.

 [ ] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

      1) Amount Previously Paid:


      2) Form, Schedule or Registration Statement No.:


      3) Filing Party:


      4) Date Filed:

 April 12, 1996


 Dear Fellow Stockholder:

      On behalf of the Board of Directors and management of First Mid-Illinois Bancshares, Inc., I cordially invite you to attend the Annual Meeting of Stockholders of First Mid-Illinois Bancshares, Inc. to be held at 11:00 a.m. on May 15, 1996, at the Ramada Inn located at 300 Broadway Avenue, Mattoon, Illinois. The accompanying Notice of Annual Meeting of Stockholders and Proxy Statement discuss the business to be conducted at the meeting. We have also enclosed a copy of the Company's 1995 Annual Report to Stockholders. At the meeting we shall report on Company operations and the outlook for the year ahead.

      Your Board of Directors has nominated two persons to serve as Class I directors. Both of the nominees are incumbent directors. The Board also recommends that you approve the adoption of a deferred compensation plan, as set forth in the accompanying Proxy Statement. In addition, the Company's management has selected and recommends that you ratify the selection of KPMG Peat Marwick LLP to continue as the Company's independent public accountants for the year ending December 31, 1996.

      We recommend that you vote your shares for the director nominees and in favor of the proposals.

      I encourage you to attend the meeting in person. Whether or not you plan to attend, however, please complete, sign and date the enclosed proxy and return it in the accompanying postpaid return envelope as promptly as possible. This will ensure that your shares are represented at the meeting.

      If you have any questions concerning these matters, please do not hesitate to contact me at (217) 234-7454. We look forward with pleasure to seeing and visiting with you at the meeting.

 Very truly yours,

 FIRST MID-ILLINOIS BANCSHARES, INC.



 Daniel E. Marvin, Jr.
 Chairman

 NOTICE OF ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 15, 1996

 FIRST MID-ILLINOIS BANCSHARES, INC.
 1515 Charleston Avenue
 P.O. Box 499
 Mattoon, Illinois  61938
 (217) 234-7454



 To the stockholders of FIRST MID-ILLINOIS BANCSHARES, INC.

      The Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., a Delaware corporation (the "Company"), will be held at the RAMADA INN, 300 Broadway Avenue, East in Rooms A, B and C, Mattoon, Illinois, on Wednesday, May 15, 1996, at 11:00 a.m., local time, for the following purposes:

      1.  to elect two Class I directors for a term of three years.

      2. to approve the adoption of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan.

      3. to approve the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending
 December 31, 1996.

      4. to transact such other business as may properly be brought before the meeting and any adjournments or postponements thereof.

      The Board of Directors has fixed the close of business on April 1, 1996, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.


 By order of the Board of Directors



 Daniel E. Marvin, Jr.
 Chairman


 Mattoon, Illinois
 April 12, 1996

 PROXY STATEMENT

      This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of First Mid-Illinois Bancshares, Inc. (the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the Ramada Inn, 300 Broadway Avenue, East in Rooms A, B and C, Mattoon, Illinois, on Wednesday, May 15, 1996, at 11:00 a.m., local time, and at any adjournments or postponements thereof.

      The Board of Directors would like to have all stockholders represented at the meeting. If you do not expect to be present, please sign and mail your proxy card in the enclosed self-addressed, stamped envelope. You have the power to revoke your proxy at any time before it is voted, and the giving of a proxy will not affect your right to vote in person if you attend the meeting.

      The mailing address of the Company*s principal executive offices is 1515 Charleston Avenue, P.O. Box 499, Mattoon, Illinois 61938. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 12, 1996. The 1995 Annual Report of the Company, which includes consolidated financial statements of the Company, is enclosed.

      The Company is a diversified financial services company which serves the financial needs of east central Illinois. It is the parent company of First Mid-Illinois Bank & Trust, N.A. (the "Bank"), a regional banking entity which has locations in Mattoon, Altamont, Effingham, Charleston, Sullivan, Tuscola, Arcola and Neoga, Illinois. The Company is also the holding company for Heartland Savings Bank, an Illinois savings bank located in Mattoon and Urbana, Illinois ("Heartland"). Mid-Illinois Data Services, Inc., a data processing company ("MIDS"), is a wholly owned nonbanking subsidiary of the Company. The Bank, Heartland and MIDS are sometimes referred to as the "Subsidiaries."

      Only holders of record of the Company*s Common Stock, par value $4.00 per share (the "Common Stock"), at the close of business on April 1, 1996 will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 1, 1996, the Company had 898,268 shares of Common Stock, and 620 shares of Preferred Stock, no par value (the "Preferred Stock"), issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share of Common Stock is entitled to one vote. Holders of the Preferred Stock are not entitled to vote their Preferred Stock at the annual meeting. All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this Proxy Statement.

      A majority of the shares of the Common Stock, present in person or represented by proxy, shall constitute a quorum for purposes of the annual meeting. Abstentions and broker non-votes will be counted for purposes of determining a quorum. Directors shall be elected by a plurality of the votes present in person or represented by proxy. In all matters other than the election of directors, the affirmative vote of the majority of shares present in person or represented by proxy at the annual meeting and entitled to vote on the subject matter shall be required to constitute stockholder approval. Abstentions will be treated as votes against a proposal and broker non-votes will have no effect on the vote.

 ELECTION OF DIRECTORS

      At the Annual Meeting of the Stockholders to be held on May 15, 1996, the stockholders will be entitled to elect two (2) Class I directors for a term expiring in 1999. The directors of the Company are divided into three classes having staggered terms of three years. Both of the nominees for election as Class I directors are incumbent directors. The Company has no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information, as of April 1, 1996, concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including age, year first elected a director of the Company and business experience during the previous five years of each. The two nominees, if elected at the annual meeting, will serve as Class I directors for three year terms expiring in 1999.

 Nominees
                                      Director                Position with the Company and the Subsidiaries
 Name (Age)                           Since                   and Occupation for the Last Five Years
 CLASS I
 (Term Expires 1999)
 Kenneth R. Diepholz                  1990                    Director of the Bank (since 1984) and of the Company;
                                                              President,
 (Age 57)                                                     Diepholz Chevrolet, Oldsmobile, Cadillac and Geo and
                                                              Owner, D-Co
                                                              Coin Laundry and Diepholz Rentals.
 Gary W. Melvin                       1990                    Director of the Bank (since 1984) and of the Company;
                                                              Director of
 (Age 46)                                                     MIDS (since 1987); Co-Owner, Rural King Stores.

 Continuing Directors
                                      Director                Position with the Company and the Subsidiaries
 Name (Age)                           Since                   and Occupation for the Last Five Years
 CLASS II
 (Term Expires 1997)
 Richard Anthony Lumpkin              1982                    Director of the Bank (since 1966) and of the Company;
                                                              Chairman of
 (Age 61)                                                     the Board of Consolidated Communications Inc.,
                                                              Director CIPSCO
                                                              Incorporated (since 1995).
 William G. Roley                     1985                    Director of the Bank (since 1992) and of the Company;
                                                              retired,
 (Age 66)                                                     former owner of Roley Real Estate.
 William S. Rowland                   1991                    Chief Financial Officer, Secretary (since 1991),
                                                              Treasurer
 (Age 49)                                                     (since 1989) and Director of the Company; Director of
                                                              MIDS
                                                              (since 1989); and of Heartland (since 1992); Executive
                                                              Vice
                                                              President of the Bank (since 1989).
 CLASS III
 (Term Expires 1998)
 Charles A. Adams                     1984                    Director of the Bank (since 1989), of MIDS (since
                                                              1987) and of the
 (Age 54)                                                     Company; Vice President, Howell Asphalt Company and
                                                              President,
                                                              Howell Paving Inc.
 Daniel E. Marvin, Jr.                1982                    Chairman, President, Chief Executive Officer and
                                                              Director of the
 (Age 57)                                                     Company; Director (since 1980), Chairman, President
                                                              and Chief
                                                              Executive Officer (since 1983) of the Bank; Director
                                                              of MIDS
                                                              (1987-1992); Director, Chairman (since 1992) and
                                                              President
                                                              (since 1994) of Heartland.
 Ray Anthony Sparks                   1994                    Director of the Company; Director of Heartland (since
                                                              1992);
 (Age 39)                                                     President of Elasco Agency Sales, Inc. and Electrical
                                                              Laboratories and Sales Corporation.

      All of the Company*s directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified, and all executive officers hold office for a term of one year. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company*s directors or executive officers have been selected for their respective positions.

      Directors of the Company received a $1,500 quarterly retainer for serving on the Board of Directors in 1995, except Mr. Rowland, who is not separately compensated for his service on the board. Additionally, the Bank provides a pension to certain Bank directors who have served for a minimum of ten years and have attained the age of 65 or older and who were not serving as an officer of the Bank upon retirement. The pension is equal to 75% of the regular directors' meeting fees paid to current directors, based upon fourteen regular meetings in each fiscal year.

 Board Committees and Meetings

      The Board of Directors of the Company has established an audit committee and a compensation committee. These committees are composed entirely of outside directors. The Board has also created other company-wide committees composed of officers of the Company and the Subsidiaries.

      Members of the audit committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The audit committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Subsidiaries. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The audit committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the audit committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Subsidiaries. The Audit Committee met four times in 1995.

      The members of the compensation committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The compensation committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, conducting a review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The compensation committee met four times in 1995.

      A total of ten regularly scheduled and special meetings were held by the Board of Directors of the Company during 1995. During 1995, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served.

 Transactions With Management

      Directors and officers of the Company and the Subsidiaries and their associates, were customers of and had transactions with the Company and the Subsidiaries during 1995. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

 EXECUTIVE COMPENSATION

      The following table shows the compensation earned for the last three fiscal years by the Chief Executive Officer and those executive officers of the Company and the Subsidiaries whose 1995 salary and bonus exceeded $100,000:

         SUMMARY COMPENSATION TABLE                                    Annual Compensation
         (a)                                     (b)                (c)             (d)             (e)
 Name and Principal Position                 Fiscal Year
                                             Ended                                               All Other
                                             December 31st       Salary($)(1)     Bonus($)       Compensation($)
 Daniel E. Marvin, Jr., President and         1995                 $ 164,000          $ 48,163     $ 26,001 (2)
 Chief Executive Officer                      1994                   160,255            35,040       23,048 (2)
                                              1993                   150,255            33,862       24,328 (2)
 William S. Rowland, Chief Financial          1995                 $ 101,000          $ 21,651     $ 11,940 (3)
 Officer                                      1994                    96,000            13,590       11,971 (3)
                                              1993                    85,000            12,844       10,947 (3)
 Dan R. Cunningham, Vice President            1995                 $  93,000          $ 13,857     $  6,411 (4)
                                              1994                    90,000            11,970        6,582 (4)
                                              1993                    80,000            11,000        5,429 (4)
 Stanley E. Gilliland, Vice President         1995                 $  86,000          $ 15,738     $  6,103 (4)
                                              1994                    82,260            12,636        5,477 (4)
                                              1993                    75,000            11,231        4,819 (4)

<F1>
 (1)    Includes deferred amounts.
<F2>
 (2) Represents the Company's contributions to its retirement plan and the premium payments for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Marvin. These amounts were $12,720 and $13,281 for 1995, $10,874 and $12,174 for 1994 and $11,047 and $13,281 for
 1993, respectively.

<F3>
 (3) Represents the Company's contributions to its retirement plan and the premium payments for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Rowland. These amounts were $6,060 and $5,880 for 1995, $6,091 and $5,800 for 1994 and $5,067 and $5,800 for 1993,
 respectively.
<F4>
 (4)    Represents the Company's contributions to its retirement plan.

      The Compensation Committee has furnished the following report on executive compensation. The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange Commission by the Company shall not be deemed to include such report unless the report is specifically stated to be incorporated by reference into such document.

 Compensation Committee Report

      As members of the Compensation Committee, it is our duty to evaluate the performance of management, review total management compensation levels and consider management succession and other related matters. The Committee reviews and approves in detail all aspects of compensation for the nine highest paid officers within the Company and uses state, regional and national salary studies to ascertain existing market conditions for personnel. No member of the Committee is a former or current officer or employee of the Company or any of the Subsidiaries.

      The compensation philosophy of the Company is that a portion of the annual compensation of each officer relates to and must be contingent upon the performance of the Company, as well as the individual contribution of each officer. As a result, a portion of each executive officer's annual compensation is based upon the officer's performance, the performance of the operating unit for which the officer has primary responsibility and the performance of the Company as a whole. In 1993, the formulas for measuring performance and awarding bonuses were refined and improved so as to more objectively link financial and individual performance with bonus amounts.

      During 1995, the Company's earnings improved and its market share increased significantly. Additionally, various other improvements were made in the Company's operating and administrative functions. Accordingly, Messrs. Marvin, Rowland, Cunningham and Gilliland were awarded incentive bonuses of $48,163, $21,651, $13,857 and $15,738, respectively. The relationships between the base salaries and incentive compensation of Messrs. Marvin, Rowland and Cunningham for 1995, 1994 and 1993 were as follows:

                                   Incentive compensation as a % of Base Salary
                                 1995                   1994                  1993
 Mr. Marvin                       29%                    22%                   23%
 Mr. Rowland                      21%                    15%                   15%
 Mr. Cunningham                   15%                    13%                   14%
 Mr. Gilliland                    18%                    15%                   15%

 Submitted by the Compensation Committee Members

 Charles A. Adams
 Kenneth R. Diepholz
 Richard A. Lumpkin
 Gary W. Melvin
 William G. Roley
 Ray Anthony Sparks

      The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange Commission by the Company shall not be deemed to include the following performance graph and related information unless the graph and related information are specifically stated to be incorporated by reference into such document.

 Performance Graph

      The line graph below compares the cumulative total stockholder return on a $100 investment in the Company's Common Stock to the cumulative total return of the S & P 500 Index and the Nasdaq Bank Stock Index for the period December 31, 1990 through December 31, 1995. The S&P 500 Index and the Nasdaq Bank Stock Index were calculated at the Company's request by Research Data Group, San Francisco, California.

 CUMULATIVE TOTAL RETURN *

                                 12/31/90      12/31/91     12/31/92     12/31/93     12/31/94     12/31/95
 First Mid-Illinois                $100          $100         $153         $200         $206         $272
 Bancshares, Inc.
 Nasdaq Bank Stocks                $100          $164         $239         $272         $271         $404
 S&P 500                           $100          $130         $140         $155         $157         $215

<F1>
 * Total return assumes reinvestment of dividends


 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding the Company*s Common Stock beneficially owned on April 1, 1996 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group.

 Name of Individual and                                                Amount and Nature of                  Percent
 Number of Persons in Group                                        Beneficial Ownership (1)                 of Class
 5% Stockholders
 Margaret Lumpkin Keon                                                          65,418  (2)                     7.2%
 16 Miller Avenue, Suite 203
 Mill Valley, California 94941
 Mary Lumpkin Sparks                                                            91,687  (3)                    10.1%
 2438 Campbell Road, N.W.
 Alburquerque, New Mexico 87104
 Directors
 Charles A. Adams                                                               55,758  (4)                     5.9%
 Kenneth R. Diepholz                                                            15,481  (5)                     1.7%
 Richard Anthony Lumpkin                                                       187,365  (6)                    20.2%
 Daniel E. Marvin, Jr.                                                          11,357  (7)                     1.3%
 Gary W. Melvin                                                                 38,912  (8)                     4.2%
 William G. Roley                                                               16,773  (9)                     1.8%
 William S. Rowland                                                              3,246 (10)                        *
 Ray Anthony Sparks                                                              5,483 (11)                        *
 Other Named Executive Officers
 Dan R. Cunningham                                                               1,879 (12)                        *
 Stanley E. Gilliland                                                            2,177 (13)                        *
 All directors and executive officers
 as a group (11 persons)                                                       338,535 (14)                    33.8%

<F1>
 *    Less than one percent.
<F2>
 (1) The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Inclusion of shares shall not constitute an admission of beneficial ownership.
<F3>
 (2) The above amount includes 10,105 shares obtainable through the conversion of Preferred Stock held by Ms. Keon, 550 shares held directly by Ms. Keon and 54,763 shares held under the Margaret L. Keon Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, of which trust Ms. Keon is trustee and beneficiary.

<F4>
 (3) The above amount includes 10,105 shares obtainable through the conversion of Preferred Stock and 54,763 shares held under the Mary L. Sparks Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, with respect to which shares Mrs. Sparks has no voting or investment power. The shares held by this trust are also included in the number of shares reported as beneficially owned by Mr. Richard A. Lumpkin in this table. The above amount also includes 571 shares held directly by Mrs. Sparks and 26,248 shares held in trust for the benefit of Richard Anthony Lumpkin's adult children for which Mrs. Sparks serves as trustee and of which shares Mrs. Sparks disclaims beneficial ownership.
<F5>
 (4) The above amount includes 40,420 shares obtainable through the conversion of Preferred Stock held by Mr. Adams. Also includes 3,022 shares held by a corporation and over which Mr. Adams has shared voting and investment power and 987 shares held by Mr. Adams' spouse, over which shares Mr. Adams has no voting or investment power.
<F6>
 (5) The above amount includes 7,074 shares obtainable through the conversion of Preferred Stock held by Mr. Diepholz.
<F7>
 (6) The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock held by Mr. Lumpkin and by the Richard A. Lumpkin Trust, of which Mr. Lumpkin is trustee, 20,899 shares held directly by Mr. Lumpkin and 4,706 shares held by The Lumpkin Foundation, of which Mr. Lumpkin serves as a director. The above amount also includes 54,763 shares held under the Richard
 A. Lumpkin Trust, and further includes 10,105 shares obtainable through the conversion of Preferred Stock and 54,763 shares held under the Mary Lee Sparks Trust, of which Mr. Lumpkin is trustee. Each such trust has been established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984. The above amount also includes 21,919 shares held by Consolidated Communications Inc., of which Mr. Lumpkin is Chairman of the Board, director and Chief Executive Officer and of which shares beneficial ownership is disclaimed. The above amount does not include 30,951 shares held by the adult children of Mr. Lumpkin and 26,248 shares held in trust for the benefit of Mr. Lumpkin*s adult children of which trust Mr. Lumpkin is not a trustee and of which shares beneficial ownership is also disclaimed.
<F8>
 (7) The above amount includes 2,425 shares obtainable through the conversion of Preferred Stock held by Mr. Marvin. The above amount also includes 1,495 shares held by Mr. Marvin's spouse, over which shares Mr. Marvin has no voting or investment power and of which Mr. Marvin disclaims beneficial ownership.
<F9>
 (8) The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock held by Mr. Melvin.
<F10>
 (9) The above amount includes 2,021 shares obtainable through the conversion of Preferred Stock held by Mr. Roley. The above amount also includes 2,021 shares obtainable through the conversion of Preferred Stock and 5,559 shares held in a trust for which Mr. Roley's spouse serves as trustee and over which shares Mr. Roley has no voting or investment power.
<F11>
 (10) The above amount includes 2,425 shares obtainable through the conversion of Preferred Stock held by Mr. Rowland.
<F12>
 (11) The above amount includes 1,496 shares held by Mr. Sparks' children and over which Mr. Sparks' shares voting and investment power.

<F13>
 (12) The above amount includes 1,213 shares obtainable through the conversion of Preferred Stock held by Mr. Cunningham.
<F14>
 (13) The above amount includes 1,011 shares obtainable through the conversion of Preferred Stock held by Mr. Gilliland.
<F15>
 (14) Includes an aggregate of 104,509 shares obtainable through the conversion of Preferred Stock.

      As of March 11, 1996, the Bank acted as sole or co-fiduciary with respect to trusts and other fiduciary accounts which own or hold 48,418 shares or 5.39% of the outstanding Common Stock of the Company over which the Bank has sole or shared voting power and/or sole or shared investment power. Of such shares, the Bank has sole voting and investment power with respect to 42,368 shares, or 4.72%, of the outstanding Common Stock, and has shared voting and investment power with respect to 6,050 shares, or 0.67%, of the outstanding Common Stock.

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company*s directors, executive officers and persons who own more than 10% of the Company*s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company*s review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of
 Section 16(a) during the period commencing January 1, 1995 through December 31, 1995.


 PROPOSAL TO ADOPT THE DEFERRED COMPENSATION PLAN

      The Board of Directors has adopted, subject to stockholder approval, the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (the "Plan"), to permit directors, advisory directors and key officers of the Company and its Subsidiaries to elect to defer a portion of the fees and cash compensation payable by the Company and its Subsidiaries on account of service as a director or employee. The Plan is intended as a means of maximizing the effectiveness and flexibility of the compensation arrangements to directors and a select group of management and highly compensated employees of the Company and its Subsidiaries, and as an aid in attracting and retaining individuals of outstanding abilities and specialized skills, thereby advancing the interests of the Company and its stockholders.

      The Company has maintained a deferred compensation plan for its directors since June 1984. Under the former deferred compensation plan, as amended from time to time, amounts deferred by directors were invested into a master certificate of deposit account at the Bank. In November 1995, the Board of Directors approved the Plan, which is an amended version of the former deferred compensation plan. The Plan, as adopted in November 1995, expands the categories of individuals eligible to defer compensation to include advisory directors and key officers, and provides that amounts deferred under the Plan will generally be invested into shares of the Company's Common Stock, as more fully described below. The Plan is intended to replace the former deferred compensation plan, and is subject to the approval of the Company's stockholders.

      The Plan is administered by the Deferred Compensation Plan Committee (the "Deferred Compensation Committee"). The Plan provides that all directors and advisory directors of the Company and its Subsidiaries are eligible to participate in the Plan, and provides that the Deferred Compensation Committee, in its sole discretion, may select additional eligible employees of the Company and its Subsidiaries to participate in the Plan. The Plan authorizes directors and advisory directors to defer the receipt of all of their director fees and provides that such amounts may be invested into either shares of Common Stock or into a master certificate of deposit account held at the Bank. Key employees selected to participate in the Plan may defer the receipt of up to 15% of their base salary and up to 100% of their incentive compensation, subject to certain restrictions. Base salary and incentive compensation deferred by key employees will be invested into Common Stock.

      The Plan authorizes participants to purchase, in the aggregate, up to 100,000 shares of Common Stock, which shares may be purchased for use under the Plan in the open market or may be issued directly by the Company. In the event that the number of outstanding shares of Common Stock are changed into or exchanged for a different number or kind of shares of capital stock or other securities by reason of a reorganization, merger, consolidation, recapitalization, stock dividend, split-up or stock right distribution or other similar modification, the Plan provides that the Board of Directors shall make an equitable adjustment in the number and kind of shares covered by the Plan. The price at which shares will be deemed purchased under the Plan shall be the actual purchase price for shares purchased in the open market and shall be determined by the Board of Directors in accordance with the Company's Dividend Reinvestment Plan with respect to shares issued directly by the Company. The Company will not receive any of the amounts used to purchase shares on the open market, but will receive the full purchase price of shares issued directly by the Company under the Plan. In lieu of actual purchases, the Plan also permits amounts deferred under the Plan and not directed into the certificate of deposit account to be deemed to be invested in shares of Common Stock without actual purchases of such shares being effectuated. In the case of deemed investments in Common Stock, amounts deferred will accrue appreciation in amounts equivalent to the appreciation which would have accrued had actual purchases been made under the Plan, and will be credited to each participant's account on a quarterly basis.

      Subject to certain hardship provisions, no shares of Common Stock or other amounts in a participant's account may be distributed until the March 15th following the date such participant terminates service with the Company and its Subsidiaries. At the discretion of the Board of Directors, amounts to be distributed under the Plan will be paid in one lump sum or in five annual payments. Shares of Common Stock purchased under the Plan will only be distributed to a participant upon delivery to the Company of such representations and warranties as the Company deems necessary or advisable with respect to the investment intent of the participant as required by the Securities Act of 1933, as amended, and any other federal or state securities laws or regulations. The Company is not required to deliver shares purchased under the Plan prior to: (a) such shares becoming listed for trading on any stock exchange on which the Common Stock may then be listed, if any; and (b) the completion of such registration or other qualification of such shares under any state or federal law, rule or regulation, as the Deferred Compensation Committee shall determine to be necessary or advisable. The Company presently intends to maintain an effective registration statement with respect to the sale of shares to Plan participants, but is not required to maintain such registration under the provisions of the Plan.

      The Plan is intended to comply with Rule 16b-3 ("Rule 16b-3") under the Exchange Act so that purchases of shares under the Plan will be exempt from the short-swing profit prohibitions set forth in Section 16(b) of the Exchange Act. Subject to certain limitations, including those currently applicable pursuant to Rule 16b-3, the Company's Board of Directors may amend the Plan from time to time. Under Rule 16b-3, as presently in effect, stockholder approval is required for any amendment to the Plan which would increase materially the number of shares issuable under the Plan, increase materially the benefits which may be provided under the Plan or modify materially the eligibility requirements for participation in the Plan. In addition, no amendment may impair the existing rights of any individual under the Plan, unless the individual consents to such amendment.

      The Plan is also intended to be administered as a nonqualified deferred compensation plan for a select group of management or highly compensated employees. Assuming that the Plan is administered in such manner, amounts deferred and earnings accrued under the Plan are not recognized in the respective participant's federal taxable income until such contributions or earnings are actually distributed or withdrawn from the Plan. The Company will not be entitled to a compensation expense deduction for amounts deferred under the Plan and will be required to pay income tax on all earnings on amounts held in the Plan which accrue under the Plan while such amounts remain in the Plan. Upon distribution or withdrawal of any such amounts, the respective participant will be subject to income tax on such amounts and the Company will receive a compensation expense deduction in the amount of the withdrawal or distribution.

      The information regarding federal tax laws contained in the foregoing is only a brief summary of the applicable federal income tax laws and should not be relied upon as being a complete statement. Further, income tax laws may change after the date of this proxy statement.

      The Board of Directors unanimously recommends that the stockholders vote FOR the proposal to amend the Deferred Compensation Plan.


 RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

      Stockholders will be asked to approve the appointment of KPMG Peat Marwick LLP as the Company*s independent public accountants for the year ending December 31, 1996. A proposal will be presented at the annual meeting to ratify the appointment of KPMG Peat Marwick. If the appointment of KPMG Peat Marwick is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors. Representatives of KPMG Peat Marwick LLP are expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

      The Board of Directors unanimously recommends a vote FOR ratification of this appointment.


 STOCKHOLDER PROPOSALS FOR 1997 ANNUAL MEETING

      For inclusion in the Company's Proxy Statement and form of proxy relating to the 1996 Annual Meeting of Stockholders, stockholder proposals must be received by the Company on or before December 12, 1996 and must otherwise comply with the Company's bylaws.

 GENERAL

      Your proxy is solicited by the Board of Directors and the cost of solicitation will be paid by the Company. In addition to the solicitation of proxies by use of the mails, officers, directors and regular employees of the Company or the Subsidiaries, acting on the Company*s behalf, may solicit proxies by telephone, telegraph or personal interview. The Company will, at its expense, upon the receipt of a request from brokers and other custodians, nominees and fiduciaries, forward proxy soliciting material to the beneficial owners of shares held of record by such persons.


 OTHER BUSINESS

      It is not anticipated that any action will be asked of the stockholders other than that set forth above, but if other matters properly are brought before the meeting, the persons named in the proxy will vote in accordance with their best judgment.


 FAILURE TO INDICATE CHOICE

      If any stockholder fails to indicate a choice in items (1) (2) or (3) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.


 REPORT ON FORM 10-K

      THE COMPANY WILL FURNISH WITHOUT CHARGE TO EACH PERSON REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF THE COMPANY*S COMMON STOCK AS OF THE RECORD DATE FOR THE MEETING, UPON WRITTEN REQUEST, A COPY OF THE COMPANY*S ANNUAL REPORT ON FORM 10-K. SUCH WRITTEN REQUEST SHOULD BE SENT TO MR. WILLIAM S. ROWLAND, FIRST MID-ILLINOIS BANCSHARES, INC., 1515 CHARLESTON AVENUE, P.O. BOX 499, MATTOON, ILLINOIS 61938.

 By order of the Board of Directors




 Daniel E. Marvin, Jr.
 Chairman
 Mattoon, Illinois
 April 12, 1996

 ALL STOCKHOLDERS ARE URGED TO SIGN AND MAIL THEIR PROXIES PROMPTLY

 [side 1 of proxy card]

 PROXY                 FIRST MID-ILLINOIS BANCSHARES, INC.               PROXY
                  Proxy is Solicited By the Board of Directors
            For the Annual Meeting of Stockholders -- May 15, 1996

      The undersigned hereby appoints Ronald Batterham, Dan R. Cunningham and Stanley E. Gilliland, or any of them acting in the absence of the others, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., to be held at the Ramada Inn, 300 Broadway Avenue, East in Rooms A B and C, Mattoon, Illinois 61938, on Wednesday, May 15, 1996, at 11:00 a.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and Proxy Statement (receipt of which is hereby acknowledged) as designated on the reverse side, and in their discretion, the proxies are authorized to vote upon such other business as may come before the meeting:

 (square)   Check here for address change.
     New Address:



 (square)  Check here if you plan to attend the meeting.

 (Continued and to be signed on reverse side.)

 [side 2 of proxy card]

 FIRST MID-ILLINOIS BANCSHARES, INC.
 PLEASE MARK VOTE IN OVAL IN THE FOLLOWING MANNER USING DARK INK ONLY

 1.  Election of Directors
     Kenneth R. Diepholz and Gary W. Melvin

 2. To approve the adoption of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan

 3. To ratify the selection of KPMG Peat Marwick LLP as auditors for the Company for 1996.

 The Board of Directors recommends a vote FOR all proposals.


 THIS PROXY WILL BE VOTED IN ACCORDANCE WITH SPECIFICATION MADE. IF NO CHOICES ARE INDICATED, THIS PROXY WILL BE VOTED FOR ALL PROPOSALS.


 Dated:                      , 1996

 Signature(s)



 NOTE: Please sign exactly as your name(s) appears. For joint accounts, each owner should sign. When signing as executor, administrator, attorney, trustee or guardian, etc., please give your full title.