Form 10-Q
period 1996-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1996-05-13
CIK 700565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q
                                 March 31, 1996


 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_________________to_________________

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

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 901,980 shares of Common Stock at May 10, 1996.

                                   FORM 10-Q
                              For the Quarter Ended
                                 March 31, 1996


 INDEX
                                                                                                           Beginning
                                                                                                            Page No.
 Part I - Financial Information
 Item 1                   Financial Statements                                                                     3
                          Consolidated Balance Sheets                                                              4
                          Consolidated Statements of Income                                                        5
                          Consolidated Statements of Cash Flows                                                    6
                          Notes to Consolidated Financial Statements                                               7
 Item 2                   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                    9
 Part II - Other Information
 Item 1                   Legal Proceedings                                                                       26
 Item 2                   Changes in Securities                                                                   26
 Item 3                   Defaults Upon Senior Securities                                                         26
 Item 4                   Submission of Matters to a Vote of
                            Securitiy Holders                                                                     26
 Item 5                   Other Information                                                                       26
 Item 6                   Exhibits and Reports on Form 8-K                                                        26
 Signatures                                                                                                       27

 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered for a fair presentation have been included. For further information, refer to the financial statements and notes included in the Registrant's 1995 Annual Report to Stockholders.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 (unaudited)  (dollars in thousands, except per share data)
                                                                         March 31,              December 31,
                                                                           1996                     1995
 Assets
 Cash and due from banks:
   Noninterest bearing                                                           $ 16,219                  $ 17,536
   Interest bearing                                                                   585                       784
 Excess funds sold                                                                      -                     4,975
   Cash and cash equivalents                                                       16,804                    23,295
 Investment certificates of deposits                                                   99                        99
 Investment securities available-for-sale
   at fair value                                                                  121,045                   119,388
 Investment securities held-to-maturity (estimated
   fair value of $3,448 at March 31, 1996 and
   $3,409 at December 31, 1995)                                                     3,431                     3,381
 Loans                                                                            307,242                   307,004
 Less allowance for loan losses                                                     2,807                     2,814
   Net loans                                                                      304,435                   304,190
 Premises and equipment, net                                                        9,526                     9,487
 Intangible assets                                                                  5,913                     6,019
 Other assets                                                                       6,225                     6,635
   Total assets                                                                  $467,478                  $472,494
 Liabilities and Stockholders' Equity
 Deposits:
   Noninterest bearing                                                           $ 49,042                  $ 51,017
   Interest bearing                                                               351,781                   345,862
     Total deposits                                                               400,823                   396,879
 Other liabilities                                                                  3,439                     4,591
 Other borrowings                                                                  20,020                    28,515
 Long-term debt                                                                     6,950                     7,200
   Total liabilities                                                              431,232                   437,185
 Stockholders' equity:
   Series A convertible preferred stock; no par
     value; authorized 1,000,000 shares; issued
     620 shares with stated value of $5,000 per share                               3,100                     3,100
   Common stock, $4 par value; authorized 2,000,000
     shares; issued 900,268 shares at March 31, 1996
     and 894,991 at December 31, 1995)                                              3,601                     3,580
 Additional paid-in-capital                                                         4,127                     3,969
 Retained earnings                                                                 25,597                    24,493
 Net unrealized gain (loss) on available-for-sale
   investment securities                                                            (155)                       191
                                                                                   36,270                    35,333
 Less treasury stock at cost, 2,000 shares                                             24                        24
 Total stockholders' equity                                                        36,246                    35,309
 Total liabilities and stockholders' equity                                      $467,478                  $472,494
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 Three months ended March 31, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                     1996                  1995
 Interest income:
 Interest and fees on loans                                               $ 6,495             $ 5,823
 Interest on investment securities                                          1,859               1,935
 Interest on excess funds sold                                                 59                  60
 Interest on deposits with financial institutions                              18                  20
   Total interest income                                                    8,431               7,838
 Interest expense:
 Interest on deposits                                                       3,783               3,480
 Interest on other borrowings                                                 298                 179
 Interest on long-term debt                                                   125                 140
   Total interest expense                                                   4,206               3,799
   Net interest income                                                      4,255               4,039
 Provision for loan losses                                                      -                  42
   Net interest income after provision
     for loan losses                                                        4,225               3,997
 Other income:
 Trust fees                                                                   333                 303
 Brokerage and annuity fees                                                    48                  48
 Service charges                                                              410                 364
 Securities gains, net                                                          2                   -
 Mortgage banking income                                                      105                  27
 Other                                                                        295                 241
   Total other income                                                       1,193                 983
 Other expense:
 Salaries and employee benefits                                             1,927               1,800
 Occupancy, furniture and equipment, net                                      560                 549
 Federal deposit insurance premiums                                            68                 221
 Other                                                                        987               1,042
   Total other expense                                                      3,542               3,612
     Income before income taxes                                             1,876               1,368
 Income taxes                                                                 700                 405
   Net income                                                             $ 1,176             $   963
 Per common share data:
 Primary earnings per share                                                 $ 1.23                $ 1.01
 Fully diluted earnings per share                                           $ 1.15                $  .96
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 Three months ended March 31, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                             1996                     1995
 Cash flows from operating activities:
 Net income                                                                        $ 1,176                   $963
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                           -                     42
     Depreciation, amortization and accretion, net                                     310                    333
     Gain on sales of securities, net                                                  (2)                      -
     Gain on sale of loans held for sale                                              (74)                    (9)
     Origination of mortgage loans held for sale                                   (2,167)                  (540)
     Proceeds from sales of mortgage loans held for
       sale                                                                          2,089                    549
     Net decrease in other assets                                                      410                    828
     Net increase (decrease) in other liabilities                                    (479)                    300
 Net cash provided by operating activities                                           1,263                  2,466
 Cash flows from investing activities:
 Capitalization of mortgage servicing rights                                          (32)                      -
 Expenditures for premises and equipment                                             (228)                  (139)
 Net (increase) in loans                                                             (241)                (1,196)
 Proceeds from sales of:
   Securities available-for-sale                                                     2,502                      -
 Proceeds from maturities of:
   Securities available-for-sale                                                    12,179                  1,435
   Securities held-to-maturity                                                           -                  1,536
 Purchases of:
   Securities available-for-sale                                                  (16,843)                      -
   Securities held-to-maturity                                                        (50)                (3,512)
 Net cash (used in) investment activities                                          (2,713)                (1,876)
 Cash flows from financing activities:
 Net increase in deposits                                                            3,944                  7,252
 Net increase (decrease) in other borrowings                                       (8,495)                  1,510
 Repayment of long-term debt                                                         (250)                      -
 Dividends paid on common stock                                                      (240)                  (359)
 Net cash provided by (used in) financing activities                               (5,041)                  8,403
 Increase (decrease) in cash and cash equivalents                                  (6,491)                  8,993
 Cash and cash equivalents at beginning of period                                   23,295                 17,713
 Cash and cash equivalents at end of period                                      $16,804                  $26,706
 Additional disclosure of cash flow information:
   Interest paid during the period                                                 $ 4,134                $ 4,172
   Income taxes paid during the period                                                 125                      -
   Loans transferred to real estate owned                                               14                     73
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

 2) The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 1996 and 1995, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

 3) Income for primary and fully diluted earnings per share is adjusted for dividends attributable to preferred stock. Primary earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock. The weighted average number of common equivalent shares used in calculating earnings per share for the periods ended March 31, 1996 and 1995, are as follows:


                                 Three months ended
                                      March 31,
                               1996               1995
 Primary                         898,152          881,616
 Fully Diluted                 1,023,454        1,006,918


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

 6) In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("FAS 122"). FAS 122 amends FASB Statement No. 65 by establishing a new standard for capitalizing mortgage servicing rights. Under FAS 122, the accounting principles for mortgage servicing rights are the same for mortgages originated by the servicer as for those acquired through purchase transactions. Accordingly, under the new standard, the Registrant will record an asset for mortgage servicing rights when it sells mortgages and retains servicing. Mortgage servicing rights are to be amortized in proportion to the net servicing income over the period during which servicing income is expected to be received. Servicing rights are to be evaluated for impairment based on fair value. The Registrant adopted FAS 122 effective January 1, 1996.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Results of Operations-Summary

   Net income for the three month period ended March 31, 1996, amounted to $1,176,000 ($1.15 per share on a fully diluted basis). This represents a $213,000 or 22.1% increase from the earnings of $963,000 ($.96 per share on a fully diluted basis) for the three month period ended March 31, 1995. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):


 Three months ended March 31, 1996                     Total              Percent            Increase/
   vs. March 31, 1995                                   Net               Change            (Decrease)
                                                      Change             1996/1995           Per Share
 Net interest income                                       $ 186                   4.6%               $ .18
 Provision for loan losses                                  (42)                 100.0                 (.04)
 Other income                                                210                  21.4                  .20
 Other expense                                              (70)                  (1.9)                (.06)
 Income taxes                                                295                  72.8                  .29
   Total increase in net income                            $ 213                  22.1%               $ .19



               Net Interest Income and Interest Rate Sensitivity


   During the first three months in 1996, the Registrant's net interest income increased by $186,000 (4.6%) as compared with the net interest income for the same period in 1995. Net interest income for the three months ended March 31, 1996, was $4,225,000 as compared with $4,039,000 for the three months ended March 31, 1995. The table which follows sets forth details of average balances, interest income and expense and average rates for the Registrant for 1996 and 1995. The 1996 figures have been annualized based on the actual results through March 31, 1996. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ended December 31, 1996.

   As can be seen, annualized net interest margin is 3.98% in 1996 (on a tax equivalent basis). The overall cost of interest bearing liabilities and the yield on interest earning assets has remained stable in 1996 as compared with 1995.

          Distribution of Assets, Liabilities and Stockholders' Equity
                    Interest Rates and Interest Differential

                                            Three Month Period Ended                       Year Ended
                                                 March 31, 1996                         December 31, 1995
 (dollars in thousands)                Avg Bal         Int        Avg Rate       Avg Bal        Int      Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates of deposits     $     99       $    10        10.10%     $     99      $    10      10.10%
 Due from banks-interest bearing            1,205            61         5.05%        1,511           84       5.56%
 Excess funds sold                          4,297           236         5.49%        6,199          356       5.74%
 Investment securities:
   Taxable                                112,022         6,776         6.05%      115,725        7,068       6.11%
   Tax-exempt                              12,069           661         8.30%       12,831          733       8.66%
 Loans (net of unearned income)           303,506        25,980         8.56%      294,220       25,214       8.57%
   Total earning assets                   433,198        33,724         7.86%      430,585       33,465       7.86%
 NONEARNING ASSETS
 Cash and due from banks                   15,328                                   15,382
 Premises and equipment                     9,537                                    9,333
 Other nonearning assets                   12,009                                   12,699
 Allowance for loan losses                (2,814)                                  (2,711)
   TOTAL ASSETS                          $467,258                                 $465,288
 INTEREST BEARING LIABILITIES
 Demand deposits                          105,915         2,756         2.60%      106,118        2,823       2.66%
 Savings deposits                          39,296         1,048         2.67%       40,920        1,107       2.71%
 Time deposits                            205,263        11,328         5.52%      202,305       10,958       5.42%
 Other borrowings                          23,011         1,192         5.18%       24,140        1,266       5.24%
 Long-term debt                             7,197           500         6.95%        7,636          571       7.48%
   Total interest-bearing                 380,682        16,824         4.42%      381,119       16,725       4.39%
 liabilities
 NONINTEREST BEARING LIABILITIES
 Demand deposits                           46,829                                   46,237
 Other liabilities                          3,674                                    4,561
   TOTAL LIABILITIES                      431,185                                  431,917
 Stockholders' equity                      36,073                                   33,371
   TOTAL LIABILITIES & EQUITY            $467,258                                 $465,288
 Net interest earnings                                  $16,900         3.44%                   $16,740       3.47%
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                       3.98%                                 3.98%

 (1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.

 (2) Investment securities on a full tax equivalent basis amounted to $1,002 and $1,111 for the period ended March 31, 1996 and December 31, 1995, respectively.

 (3)  Nonaccrual loans have been included in the average balances.

 (4)  Interest includes net loan fees.

 (5) 1996 interest income and expense amounts have been annualized based on results through March 31, 1996. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1996.

 The following table describes changes in net interest income attributable to changes in the volume of earning assets compared to changes in interest rates (in thousands).

                                                                    1996 Compared to 1995
                                                                    Increase - (Decrease)
                                                  Total                                                Rate/
                                                 Change             Volume             Rate           Volume
 INTEREST INCOME:
 Investment certificates of deposit                   $  -               $  -             $  -           $  -
 Due from banks-interest bearing                      (23)               (17)              (8)              2
 Excess funds sold                                   (120)              (109)             (16)              5
 Investment securities:
   Taxable                                           (292)              (226)             (68)              2
   Tax-exempt                                         (72)               (44)             (30)              2
 Loans                                                 766                796             (29)            (1)
   Total interest income                               259                400            (151)             10
 INTEREST EXPENSE:
 Demand deposits                                      (67)                (5)             (62)              -
 Savings deposits                                     (59)               (44)             (16)              1
 Time deposits                                         370                160              207              3
 Other borrowings                                     (74)               (59)             (16)              1
 Long-term debt                                       (71)               (33)             (40)              2
   Total interest expense                               99                 19               73              7
 NET INTEREST EARNINGS                               $ 160              $ 381           $(224)           $  3

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

   There were no foreign activities by the Registrant during the three month periods ending March 31, 1996 and 1995.

   The following table is the Registrant's "static gap" schedule as of March 31, 1996. This is just one of several tools used by management to monitor the interest rate sensitivity position of the Registrant. The following table presents earning assets and interest bearing liabilities within selected time intervals based on their repricing and maturing characteristics. Interest rate sensitivity is measured by "gaps", (the difference between interest earning assets and interest bearing liabilities within a particular time interval). A positive GAP indicates more assets than liabilities could reprice in that time period and a negative GAP indicates more liabilities could reprice.

 (dollars in thousands)                         Number of Months Until Next Repricing Opportunity
                                       0-1             1-3             3-6            6-12             12+
 INTEREST EARNING ASSETS:
 Investment certificates of          $      -        $      -        $      -        $      -        $     99
 deposits
 Due from banks-interest bearing          585               -               -               -               -
 Excess funds sold                          -               -               -               -               -
 Investment securities:
   Taxable                             43,305          12,261           5,422          16,375          35,356
   Tax-exempt                               -             215              20           1,247          10,275
 Loans                                 39,941          15,630          18,629          37,237         195,805
   Total                               83,831          28,106          24,071          54,859         241,535
 INTEREST BEARING LIABILITIES:
 Savings and NOW accts                110,219               -               -               -               -
 Money market accounts                 35,222               -               -               -               -
 Other time deposits                   30,869          27,624          57,840          36,235          53,772
 Other borrowings                       4,500           9,020               -           3,000           3,500
 Long-term debt                         6,950               -               -               -               -
 Total                              $ 187,760       $  36,644       $  57,840       $  39,235        $ 57,272
 Periodic GAP                       (103,929)         (8,538)        (33,769)          15,624         184,263
 Cumulative GAP                     (103,929)       (112,467)       (146,236)       (130,612)          53,651
 Gaps as a percent of
   interest earning assets:
     Periodic                            (24.0%)          (2.0%)          (7.8%)            3.6%           42.6%
     Cumulative                          (24.0%)         (26.0%)         (33.8%)         (30.2%)           12.4%

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


                                Investment Portfolio

   The Registrant adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. Investment securities that the Registrant has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. All other investment securities are classified as "available-for-sale" and have been reported at their estimated fair value at March 31, 1996, and December 31, 1995. In accordance with FAS 115, the unrealized losses, net of related taxes, in the amount of $155,000 have been included in stockholders' equity at March 31, 1996.

   Total investment securities designated as available-for-sale represented 97% of the portfolio and held-to-maturity represented 3%. During the three months ended March 31, 1996, $2,500,000 (par value) available-for-sale and no held-to-maturity investment securities were sold. During the three months ended March 31, 1996, $50,000 (par value) held-to-maturity and $16,650,000 (par value) available-for-sale investment securities were purchased.

   There were three investment securities with a par value totaling $2,500,000 that were sold at a total gain of $2,000 during the first quarter of 1996.

   The change in the amount of net unrealized gain (loss) on available-for-sale securities from December 13, 1995 to March 31, 1996 amounted to a loss of $346,000. This loss reflects the decline in the market value of available-for-sale securities during the last three months.

   The following table provides detailed information for investment securities at March 31, 1996 and December 31, 1995, (in thousands):

                                                               Gross              Gross            Estimated
                                          Amortized         Unrealized         Unrealized            Fair
                                            Cost               Gains             Losses              Value
 Available-for-sale - 03/31/96
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 76,605              $ 314           $  (928)           $ 75,991
 Obligations of state and
   political subdivisions                      8,454                396                (5)              8,845
 Mortgage backed securities                   34,003                204              (216)             33,991
 Other securities                              2,218                  -                  -              2,218
   Total available-for-sale                 $121,280              $ 914           $(1,149)           $121,045
 Held-to-maturity - 03/31/96
 Obligations of state and
   political subdivisions                   $  3,432              $  35           $   (19)           $  3,448
 Available-for-sale - 12/31/95
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 72,599            $   481              (683)           $ 72,397
 Obligations of state and
   political subdivisions                      8,628                440                (7)              9,061
 Mortgage backed securities                   35,766                222              (163)             35,825
 Other Securities                              2,105                  -                  -              2,105
   Total available-for-sale                 $119,098            $ 1,143           $  (853)           $119,388
 Held-to-maturity - 12/31/95
 Obligations of state and
   political subdivisions                   $  3,381             $   43            $  (15)            $ 3,409

   Other securities include stock in the Federal Home Loan Bank totaling $1,812,000 at March 31, 1996 and $1,699,000 at December 31, 1995.

   The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at March 31, 1996 (dollars in thousands) and their weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

 Book Value Maturing Investment Securities
                                                 One             After 1         After 5          After
                                                year             through         through           ten
                                               or less           5 years        10 years          years                Total
 Available-for-sale:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                               $ 13,830         $ 51,149        $ 11,128        $   498                $ 76,605
 Obligations of state and
   political subdivisions                        1,011            6,739             704              -                   8,454
 Mortgage-backed securities                      3,240           26,669             829          3,265                  34,003
 Other securities                                    -                -               -          2,218                   2,218
 Total available-for-sale
   securities                                 $ 18,081         $ 84,557        $ 12,661        $ 5,981                $121,280
 Weighted average yield                          5.93%            5.51%           5.61%          8.24%
 Full tax equivalent yield                       6.03%            5.75%           5.79%          8.24%
 Held-to-maturity:
 Obligations of state and
   political subdivisions                     $    693         $  1,812        $    927         $    -                $  3,432
 Weighted average yield                          4.63%            5.02%           5.14%              -
 Full tax equivalent yield                       7.06%            7.37%           7.79%              -


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

   With the exception of obligations of the U.S. Treasury and other U.S. Government corporations and agencies, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 1996.

   In December 1995, the Registrant reclassified certain investment securities between held-to-maturity and available-for-sale in accordance with guidelines issued by the Financial Accounting Standards Board ("FASB") permitting a one-time change in classification. Based on discussion and analysis, the Registrant decided that only local, non-rated municipal securities would be classified as held-to-maturity and the remaining portfolio would be designated as available-for-sale. The book value and gross unrealized loss of securities transferred from held-to-maturity to available-for-sale amounted to $52,536,000 and $445,000, respectively.


                                   Loan Portfolio

   The following tables provide information relating to the Registrant's loan portfolio, risk elements within the portfolio and historical loan loss experience.

 Types of Loans

   The composition of the Registrant's loan portfolio as of March 31, 1996, December 31, 1995 and 1994 is as follows (in thousands):

                                                   1996                   1995                   1994
 Commercial, financial
   and agricultural                                  $ 66,215               $ 65,916               $ 61,520
 Real estate - mortgage                               210,835                211,147                195,524
 Installment                                           28,380                 27,996                 22,294
 Other                                                  1,812                  1,945                  2,815
   Total loans                                       $307,242               $307,004               $282,153


 Maturities and Sensitivities of Loans to Changes in Interest Rates

   The following table presents the aggregate balances of loans outstanding as of March 31, 1996, by maturities, based on remaining scheduled, contractual repayments of principal (in thousands):

                                                         Over 1
                                     One year            through             Over
                                      or less            5 years            5 years             Total
 Commercial, financial
   and agricultural                    $ 45,444           $ 19,249           $  1,522           $ 66,215
 Real estate - mortgage                  45,768            107,408             57,659            210,835
 Installment                              6,504             20,873              1,003             28,380
 Other                                      249                882                681              1,812
   Total loans                         $ 97,965           $148,412           $ 60,865           $307,242


   As of March 31, 1996, loans with maturities over one year were comprised of $164,359,000 in fixed rate loans and $44,918,000 in variable rate loans. The loan maturities noted previously are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers, and borrower requests for such are handled on a case by case basis.

   As of March 31, 1996, the Registrant had loan concentrations in agricultural industries of 11.7% of outstanding loans. The Registrant had no other industry loan concentrations in excess of 10% of outstanding loans.

   There was no foreign activity required to be disclosed for the reporting period ended March 31, 1996.


 Risk elements

   The Registrant adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" ("FAS 118") effective January 1, 1995. FAS 114 applies to all creditors and to all loans that are accounted for at fair value or at the lower of cost or fair value. It requires that impaired loans be measured at the present values of expected future cash flows by discounting those cash flows at the loan's effective interest rate. FAS 118 amends FAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FAS 118 also amends the disclosure requirements of FAS 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Registrant had $1,110,000 of impaired loans as of March 31, 1996.

   At March 31, 1996, the recorded investment of impaired loans totaled $1,110,000 as compared with $1,240,000 at December 31, 1995. There was no related allowance for these impaired loans either at March 31, 1996 or December 31, 1995. The average recorded investment in impaired loans during 1996 was $1,026,000. Total interest income which would have been recorded under the original terms of the impaired loans was $104,000. Total interest income recorded on a cash basis was $5,000.

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

 Nonperforming Loans
 (in thousands)
                                         March 31,                                 December 31,
                                           1996                    1995          1994         1993         1992
 Nonaccrual loans                             $ 544                 $ 636        $ 393        $ 497        $ 685
 Loans past due ninety days
   or more and still accruing                   558                   554          509          248          585
 Restructured loans which are
   performing in accordance
   with revised terms                           566                   604          772          307          383


   Interest income that would have been reported in 1996 if nonaccrual and restructured loans had been performing totaled $104,000 for the three month period ended March 31, 1996. Interest income relating to these non-performing loans that was included in income totaled $5,000 for the same period.


 Summary of Loan Loss Experience

   There was no provision for loan losses charged to expense for the three months ended March 31, 1996, as compared to $42,000 for the three months ended March 31, 1995. This decrease was due to reduced loan charge offs, a lower level of problem loans and favorable economic conditions which allowed the Registrant to reduce the provision.

   Management establishes an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed to be uncollectible are charged against and reduce the allowance. The provision for loan losses and recoveries are credited to and increase the allowance. The allowance for loan losses totaled $2,807,000 (.91% of total loans) at March 31, 1996, and $2,814,000 (.92% of total loans) at December 31, 1995. The allowance for loan losses equaled 168.3% and 156.9% of total non-performing loans at March 31, 1996 and December 31, 1995, respectively.

 Analysis of the Allowance for Loan Losses

   A summary of loan loss experience for the periods indicated is as follows (dollars in thousands):

                                        Three
                                    months ended
                                      March 31,                             Year ended December 31,
                                        1996                    1995          1994          1993          1992
 Average loans
   Outstanding, net
   of unearned income                   $303,506              $294,220      $243,166      $214,408      $178,919
 Allowance-
   beginning of year                       2,814                 2,608         2,110         1,906         1,566
 Balance of
   acquired subsidiary                         -                     -           343             -             -
 Charge-offs:
 Commercial, financial
   and agricultural                            -                    18            29           140           298
 Real estate-mortgage                          -                   111            28           241           350
 Installment                                  24                    57           120            86           139
   Total charge-offs                          24                   186           177           467           787
 Recoveries:
 Commercial, financial
   and agricultural                            4                    73            98           150           167
 Real estate-mortgage                          -                     -            21             3            18
 Installment                                  13                    39            45            26            49
   Total recoveries                           17                   112           164           179           234
 Net charge-offs
   (recoveries)                                7                    74            13           288           553
 Provision for loan losses                     -                   280           168           492           543
 Allowance-end of period                 $ 2,807                $2,814       $ 2,608       $ 2,110       $ 1,906
 Ratio of net charge-offs
   (recoveries) to
   average loans                        .00%                  .03%           .01%          .13%          .31%
 Ratio of allowance
   for loan losses to
   loans outstanding
   (less unearned interest)
   at end of period                     .91%                  .92%           .93%          .95%          .89%

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


 Allocation of the Allowance for Loan Losses

   The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):


                                       March 31, 1996                            December 31, 1995
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
                                   losses            loans                   losses             loans
 Commercial, financial
   and agricultural                 $ 1,558               21.6%                $ 1,554                21.5%
 Real estate-mortgage                   384               68.6%                    314                68.8%
 Installment                            128                9.2%                    131                 9.1%
 Other                                    -                 .6%                      -                  .6%
 Total allocated                      2,070                                      1,999
 Unallocated                            737              N/A                       815               N/A
 Allowance at end of
   reported period                  $ 2,807              100.0%                $ 2,814               100.0%


   The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

   There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.

                           Return on Equity and Assets

   The following table presents selected financial ratios for the three months ended March 31, 1996 (annualized) and the years ended December 31, 1995 and 1994:

                                                            1996             1995            1994
 Return on average total assets                                   1.01%             .84%            .83%
 Return on average total stockholders' equity                    13.04%           11.76%          11.35%
 Return on average common stockholders' equity                   13.39%           12.02%          11.59%
 Dividend payout ratio                                           16.46%           19.76%          20.89%
 Average total equity to
   average assets ratio                                           7.72%            7.17%           7.38%



                                   Deposit Base

   The following table details the year-to-date average deposits for the indicated periods and weighted average rates at March 31, 1996, December 31, 1995 and 1994 (in thousands):


                                        March 31,                 December 31,                December 31,
                                          1996                        1995                        1994
                                        Weighted                    Weighted                    Weighted
                                         Average                     Average                     Average
                                   Amount         Rate          Amount         Rate         Amount        Rate
 Demand deposits:
   Non-interest bearing            $ 46,829           -         $ 46,237          -         $ 37,527         -
   Interest bearing                 105,915           2.60%      106,118          2.66%      110,069         2.51%
 Savings                             39,296           2.67%       40,920          2.71%       38,985         2.59%
 Time deposits                      205,263           5.52%      202,305          5.42%      170,252         4.29%
 Total average deposits            $397,303           3.81%     $395,580          3.76%     $356,833         3.10%


   The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 1996 (in thousands):


                                          Time Deposits              Other                 Total
 3 months or less                               $ 19,483                 $    -              $ 19,483
 Over 3 through 6 months                           8,575                      -                 8,575
 Over 6 through 12 months                          4,851                  3,000                 7,851
 Over 12 months                                    5,775                      -                 5,775
   Total                                        $ 38,414                $ 3,000              $ 41,414


   There were no time deposits of $100,000 or more that were issued by foreign offices at March 31, 1996.

                                Other Borrowings

 Other borrowings at March 31, 1996, December 31, 1995 and December 31, 1994 are shown (in thousands) in the following table:

                                                   1996                    1995                    1994
 Securities sold under agreement
   to repurchase                                      $  9,020                $ 16,815                $ 15,590
 Federal Home Loan Bank advances:
   Overnight advances                                    1,300                   2,200                   3,500
   Fixed term advances due in one
     year or less                                        3,000                   6,000                       -
   Fixed term advances due after
     one year                                            3,500                   3,500                       -
 Federal funds purchased                                 3,200                       -                     500
   Total other borrowings                             $ 20,020                $ 28,515                $ 19,590


   Federal Home Loan Bank advances are secured by stock of the Federal Home Loan Bank of Chicago and by residential mortgage loans.

   Information concerning such borrowings for the periods ended March 31, 1996 (three months), December 31, 1995 (twelve months) and December 31, 1994 is as follows (in thousands):

                                                   1996                    1995                    1994
 Maximum amount of borrowings
   outstanding at any month end                     $ 29,480                $ 36,770                $ 23,460
 Average amount outstanding                           23,011                  24,114                  13,103
 Weighted average interest
   rate-end of period                                  5.31%                    5.11%                   3.55%
 Weighted average interest
   rate during the year                                5.18%                    5.24%                   3.59%


                               Other Income

   Other income increased $210,000 or 21.4% to $1,193,000 in the first three months of 1996 as compared with $983,000 in the same period of 1995. The following table sets forth information regarding the major components of and changes in other income (dollars in thousands).

                                         Three months ended                               Change
                                              March 31,                                  1996/1995
                                        1996             1995                    Amount           Percent
 Trust fees                              $  333            $ 303                    $  30                 9.9%
 Brokerage and annuity fees                  48               48                        -                 -
 Service charges                            410              364                       46                12.6
 Securities gains, net                        2                -                        2               100.0
 Mortgage banking income                    105               27                       78               288.9
 Other                                      295              241                       54                22.4
   Total other income                    $1,193            $ 983                    $ 210                21.4%

   Trust fees for the first three months of 1996 increased slightly from $303,000 in the first three months of 1995 to $333,000 in 1996. Trust assets have increase from $191 million to $222 million representing approximately 100 accounts.

   Revenues from brokerage and annuity fees have remained constant in the first quarter of 1996 as compared with the same period ended 1995.

   Service charges on deposits consist of fees on both interest bearing and non-interest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. These fees increased 12.6% when comparing year-to-date 1996 and 1995, primarily due to the increased balances in deposit accounts.

   During the three month period ended March 31, 1996, net gains from sales of securities was $2,000. No securities were sold in the period ended March 31, 1995.

   Mortgage banking income has increased significantly in the first quarter of 1996 as compared to 1995. This has resulted from Heartland originating more mortgage loans and selling them in the secondary market. Also affecting loan sold income is FAS 122, "Accounting for Mortgage Servicing Rights" which the Registrant adopted January 1, 1996. The Registrant recognized $32,000 of additional income by recording the value of the originated mortgage servicing rights associated with the loans sold during the first quarter of 1996.

   During the three month period ended March 31, 1996 as compared to the same period in 1995, other income increased $54,000 (22.4%). This increase was a result of a gain on sale of $47,000 of the Sullivan facility's former bookkeeping building.


                                Other Expense

   Other expense decreased $70,000 or (1.9%) to $3,542,000 in the first three months of 1996 as compared with $3,612,000 in the first three months of 1995. Other expense as a percentage of average assets remained stable at .8% during the first three months of 1996 and 1995. The following table sets forth information regarding the major components of and changes in other expense (dollars in thousands).

                                                     Three months ended                           Change
                                                          March 31,                              1996/1995
                                                    1996            1995                   Amount        Percent
 Salaries and employee benefits                     $ 1,927         $ 1,800                 $  127             7.1%
 Occupancy, furniture and equipment, net                560             549                     11             2.0
 Federal deposit insurance premiums                      68             221                  (153)           (69.2)
 Other                                                  987           1,042                   (55)            (5.3)
   Total other expense                              $ 3,542         $ 3,612                $  (70)            (1.9%)


   Salaries and employee benefits, the largest component of other expense, increased $127,000 or 7.1% during the first three months of 1996 as compared with the same period in 1995. This increase was due to regular pay increases made to the employees.

   Net occupancy, furniture and equipment expense increased $11,000 or 2% during the first three months of 1996 compared with the same period in 1995. This increase was attributable in part to the new facility opened in Arcola in September 1995, and several remodeling projects being completed at facilities throughout the Company.

   FDIC Insurance premiums decreased $153,000 or (69.2%) in the three months of 1996 compared with 1995. This decrease was the result of a reduction in the deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from a range of 0.23% to 0.31% of deposits for the semi-annual assessment period which began January 1, 1995, to a range of $1,000 to 0.27% of deposits for the semi-annual assessment period which began January 1, 1996. Heartland, as a member of the Savings Association Insurance Fund (the "SAIF"), was not affected by this reduction. Because the SAIF reserves do not yet equal the statutorily designated reserve ratio of 1.25% of total SAIF-insured deposits, the FDIC is prohibited by federal law from reducing SAIF deposit insurance assessments to the levels currently charged members of the BIF. As a result, SAIF assessments for the semi-annual assessment period which began January1, 1996, remain at the range 0.23% to 0.31% of deposits, the same range in effect for the semi-annual assessment period which began January 1, 1995.

   Other expense decreased $55,000 or (5.3%) for the first three months of 1996 as compared with the same period of 1995. This decrease consisted of a $55,000 net gain on the sale of other real estate owned property located in Neoga and Charleston.


                              Income Taxes

   The Registrant recorded federal income tax expense of $628,000 for the three months ended March 31, 1996, as compared to $405,000 for the same period in 1995. The effective federal income tax rate was 33.5% for the three months ended March 31, 1996, as compared with 29.6% in the same period in 1995. Tax exempt interest as a percentage of total interest income declined in 1996, which contributed to the higher tax rates. Also, the Registrant recorded state income tax in the amount of $72,000 for the three months ended March 31, 1996. In past years, the Registrant's low loan to deposit ratio and heavy reliance on interest income from state tax exempt securities had combined to produce operating losses for state tax purposes. These net operating loss carryforwards generated in years past have now been exhausted.


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

   A summary of the Registrant's cash flows from these sources during the three month period ended March 31, 1996 and 1995 follows (in thousands):

                                                Three months ended
                                                     March 31,
                                              1996              1995
 Cash flow provided by (used in):
 Operating activities                          $ 1,263           $ 2,466
 Investing activities                          (2,713)           (1,876)
 Financing activities                          (5,041)             8,403
   Total                                      $(6,491)           $ 8,993



   The Registrant's need for liquidity is influenced by several factors including the increased loan demand brought on by the economic expansion in the Registrant's market area. Also affecting the Registrant's cash flow is its relationship with seasonal customers such as public entities, highway contractors and those associated with the agricultural industry.


                              Capital Resources

   The Registrant and its subsidiaries have capital ratios which are higher than the fully-phased in regulatory capital requirements. The requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At March 31, 1996, the Registrant's leverage ratio was 6.61%.

   A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of March 31, 1996, follows:

                                                         Tier one                   Total
                                                        risk-based               risk-based
                                                       capital ratio            capital ratio
 First Mid-Illinois Bancshares, Inc.                                11.0%                    12.0%
 First Mid-Illinois Bank & Trust, N.A.                              12.4%                    13.4%
 Heartland Savings Bank                                             17.1%                    17.9%


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

 Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

              27.  Financial Data Schedule

          (b) Form 8-K

              None filed during the three month period ended March 31, 1996.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)



 Date:     May 10, 1996                 /s/ Daniel E. Marvin, Jr.
       ____________________        _____________________________________
                                            Daniel E. Marvin, Jr.
                                   President and Chief Executive Officer


 Date:     May 10, 1996                 /s/ William S. Rowland
       ____________________       ____________________________________
                                            William S. Rowland
                                         Chief Financial Officer