Form 10-Q
period 1996-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1996-08-09
CIK 700565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q
                                  JUNE 30, 1996


 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

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

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 934,865 shares of Common Stock at June 30, 1996.

                                   FORM 10-Q
                              FOR THE QUARTER ENDED
                                 JUNE 30, 1996


 INDEX
                                                                                                           Beginning
                                                                                                            Page No.
 Part I - Financial Information
 Item 1                   Financial Statements                                                                     3
                          Consolidated Balance Sheets                                                              4
                          Consolidated Statements of Income                                                        5
                          Consolidated Statements of Cash Flows                                                    7
                          Notes to Consolidated Financial Statements                                               9
 Item 2                   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                   11
 Part II - Other Information
 Item 1                   Legal Proceedings                                                                       28
 Item 2                   Changes in Securities                                                                   28
 Item 3                   Defaults Upon Senior Securities                                                         28
 Item 4                   Submission of Matters to a Vote of
                            Securitiy Holders                                                                     28
 Item 5                   Other Information                                                                       28
 Item 6                   Exhibits and Reports on Form 8-K                                                        28
 Signatures                                                                                                       29

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

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED BALANCE SHEETS
 (unaudited)  (dollars in thousands, except per share data)
                                                                         June 30,               December 31,
                                                                           1996                     1995
 Assets
 Cash and due from banks:
   Noninterest bearing                                                          $ 18,869                   $ 17,536
   Interest bearing                                                                  951                        784
 Excess funds sold                                                                 2,075                      4,975
   Cash and cash equivalents                                                      21,895                     23,295
 Investment certificates of deposits                                                  99                         99
 Investment securities available-for-sale
   at fair value                                                                 120,468                    119,388
 Investment securities held-to-maturity (estimated
   fair value of $3,425 at June 30, 1996 and
   $3,409 at December 31, 1995)                                                    3,443                      3,381
 Loans                                                                           327,718                    307,004
 Less allowance for loan losses                                                    2,680                      2,814
   Net loans                                                                     325,038                    304,190
 Premises and equipment, net                                                       9,659                      9,487
 Intangible assets                                                                 5,802                      6,019
 Other assets                                                                      7,817                      6,635
   Total assets                                                                 $494,221                   $472,494
 Liabilities and Stockholders' Equity
 Deposits:
   Noninterest bearing                                                          $ 50,592                   $ 51,017
   Interest bearing                                                              353,187                    345,862
     Total deposits                                                              403,779                    396,879
 Other liabilities                                                                 4,257                      4,591
 Other borrowings                                                                 41,887                     28,515
 Long-term debt                                                                    6,700                      7,200
   Total liabilities                                                             456,623                    437,185
 Stockholders' equity:
   Series A convertible preferred stock; no par
     value; authorized 1,000,000 shares; issued
     620 shares with stated value of $5,000 per share                              3,100                      3,100
   Common stock, $4 par value; authorized 2,000,000
     shares; issued 936,865 shares at June 30, 1996
     and 894,991 at December 31, 1995)                                             3,736                      3,580
 Additional paid-in-capital                                                        5,175                      3,969
 Retained earnings                                                                26,438                     24,493
 Net unrealized gain (loss) on available-for-sale
   investment securities                                                           (827)                        191
                                                                                  37,622                     35,333
 Less treasury stock at cost, 2,000 shares                                            24                         24
 Total stockholders' equity                                                       37,598                     35,309
 Total liabilities and stockholders' equity                                     $494,221                   $472,494
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Three months ended June 30, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                     1996                  1995
 Interest income:
 Interest and fees on loans                                               $ 6,731        $ 6,181
 Interest on investment securities                                          1,864          1,971
 Interest on excess funds sold                                                 29             77
 Interest on deposits with financial institutions                              10             47
   Total interest income                                                    8,634          8,276
 Interest expense:
 Interest on deposits                                                       3,785          3,668
 Interest on other borrowings                                                 368            281
 Interest on long-term debt                                                   104            149
   Total interest expense                                                   4,257          4,098
   Net interest income                                                      4,377          4,178
 Provision for loan losses                                                      -             48
   Net interest income after provision
     for loan losses                                                        4,377          4,130
 Other income:
 Trust fees                                                                   319            305
 Brokerage and annuity fees                                                   112             42
 Service charges                                                              439            385
 Securities gains, net                                                         16              -
 Mortgage banking income                                                       91             71
 Other                                                                        253            181
   Total other income                                                       1,230            984
 Other expense:
 Salaries and employee benefits                                             1,959          1,849
 Occupancy, furniture and equipment, net                                      594            569
 Federal deposit insurance premiums                                            69            221
 Other                                                                      1,174          1,072
   Total other expense                                                      3,796          3,711
     Income before income taxes                                             1,811          1,403
 Income taxes                                                                 618            453
   Net income                                                             $ 1,193        $   950
 Per common share data:
 Primary earnings per share                                                $ 1.23         $  .99
 Fully diluted earnings per share                                          $ 1.15         $  .94
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Six months ended June 30, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                             1996          1995
 Interest income:
 Interest and fees on loans                                               $13,226        $12,004
 Interest on investment securities                                          3,723          3,906
 Interest on excess funds sold                                                 88            137
 Interest on deposits with financial institutions                              28             67
   Total interest income                                                   17,065         16,114
 Interest expense:
 Interest on deposits                                                       7,568          7,148
 Interest on other borrowings                                                 666            460
 Interest on long-term debt                                                   229            289
   Total interest expense                                                   8,463          7,897
   Net interest income                                                      8,602          8,217
 Provision for loan losses                                                      -             90
   Net interest income after provision
     for loan losses                                                        8,602          8,127
 Other income:
 Trust fees                                                                   652            608
 Brokerage and annuity fees                                                   160             90
 Service charges                                                              849            749
 Securities gains, net                                                         18              -
 Mortgage banking income                                                      196             98
 Other                                                                        548            422
   Total other income                                                       2,423          1,967
 Other expense:
 Salaries and employee benefits                                             3,886          3,649
 Occupancy, furniture and equipment, net                                    1,154          1,118
 Federal deposit insurance premiums                                           137            442
 Other                                                                      2,161          2,114
   Total other expense                                                      7,338          7,323
     Income before income taxes                                             3,687          2,771
 Income taxes                                                               1,318            858
   Net income                                                             $ 2,369        $ 1,913
 Per common share data:
 Primary earnings per share                                                $ 2.46         $ 2.00
 Fully diluted earnings per share                                          $ 2.30         $ 1.90
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three months ended June 30, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                                     1996            1995
 Cash flows from operating activities:
 Net income                                                                       $ 1,193            $950
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                          -              48
     Depreciation, amortization and accretion, net                                    320             341
     Gain on sales of securities, net                                                 (16)              -
     Gain on sale of loans held for sale                                              (61)             (8)
     Origination of mortgage loans held for sale                                   (3,611)           (485)
     Proceeds from sales of mortgage loans held for
       sale                                                                         3,298             847
     Net (increase) in other assets                                                (1,597)         (1,115)
     Net increase in other liabilities                                              1,164             815
 Net cash provided by operating activities                                            690           1,393
 Cash flows from investing activities:
 Capitalization of mortgage servicing rights                                          (30)              -
 Expenditures for premises and equipment                                             (332)           (232)
 Net (increase) in loans                                                          (20,081)        (12,812)
 Proceeds from sales of:
   Securities available-for-sale                                                    3,439               -
 Proceeds from maturities of:
   Securities available-for-sale                                                    4,308           7,733
   Securities held-to-maturity                                                         20             469
 Purchases of:
   Securities available-for-sale                                                   (8,154)           (217)
   Securities held-to-maturity                                                        (30)         (3,004)
 Net cash (used in) investment activities                                         (20,860)         (8,063)
 Cash flows from financing activities:
 Net increase (decrease) in deposits                                                2,956          (7,550)
 Net increase in other borrowings                                                  21,867           8,380
 Repayment of long-term debt                                                         (250)              -
 Proceeds from issuance of common stock                                               900               -
 Dividends paid on preferred stock                                                    (16)            (42)
 Dividends paid on common stock                                                      (196)           (176)
 Net cash provided by financing activities                                         25,261             612
 Increase (decrease) in cash and cash equivalents                                   5,091          (6,058)
 Cash and cash equivalents at beginning of period                                  16,804          26,706
 Cash and cash equivalents at end of period                                       $21,895         $20,648
 Additional disclosure of cash flow information:
   Interest paid during the period                                                $ 4,440         $ 4,111
   Income taxes paid during the period                                              1,180             850
   Loans transferred to real estate owned                                             276              36
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six months ended June 30, 1996 and 1995
 (unaudited)  (in thousands, except per share data)
                                                                                      1996            1995
 Cash flows from operating activities:
 Net income                                                                        $ 2,369         $ 1,913
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                           -              90
     Depreciation, amortization and accretion, net                                     630             674
     Gain on sales of securities, net                                                  (18)              -
     Gain on sale of loans held for sale                                              (135)            (17)
     Origination of mortgage loans held for sale                                    (5,778)         (1,025)
     Proceeds from sales of mortgage loans held for
       sale                                                                          5,387           1,396
     Net (increase) in other assets                                                 (1,187)           (287)
     Net increase in other liabilities                                                 685             601
 Net cash provided by operating activities                                           1,953           3,345
 Cash flows from investing activities:
 Capitalization of mortgage servicing rights                                           (62)              -
 Expenditures for premises and equipment                                              (560)           (371)
 Net (increase) in loans                                                           (20,322)        (14,008)
 Proceeds from sales of:
   Securities available-for-sale                                                     5,941               -
 Proceeds from maturities of:
   Securities available-for-sale                                                    16,487          10,202
   Securities held-to-maturity                                                          20           1,287
 Purchases of:
   Securities available-for-sale                                                   (24,997)         (3,679)
   Securities held-to-maturity                                                         (80)         (3,004)
 Net cash (used in) investment activities                                          (23,573)         (9,573)
 Cash flows from financing activities:
 Net increase (decrease) in deposits                                                 6,900            (298)
 Net increase in other borrowings                                                   13,372           9,890
 Repayment of long-term debt                                                          (500)              -
 Proceeds from issuance of common stock                                                900               -
 Dividends paid on preferred stock                                                     (16)            (42)
 Dividends paid on common stock                                                       (436)           (387)
 Net cash provided by financing activities                                          20,220           9,163
 Increase (decrease) in cash and cash equivalents                                   (1,400)          2,935
 Cash and cash equivalents at beginning of period                                   23,295          17,713
 Cash and cash equivalents at end of period                                        $21,895         $20,648
 Additional disclosure of cash flow information:
   Interest paid during the period                                                 $ 8,574         $ 8,283
   Income taxes paid during the period                                               1,305             850
   Loans transferred to real estate owned                                              290             109
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

 2) The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 1996 and 1995, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

 3) Income for primary and fully diluted earnings per share is adjusted for dividends attributable to preferred stock. Primary earnings per share is
 based  on  the  weighted average number of common shares outstanding.   Fully
 diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion
 of  the  convertible   preferred  stock.   The  weighted  average  number  of
 common equivalent shares used in calculating earnings per share for the periods ended June 30, 1996 and 1995, are as follows:


                                 Three months ended                  Six months ended
                                      June 30,                           June 30,
                             1996                1995             1996             1995
 Primary                  910,134             885,620          904,143          883,629
 Fully Diluted          1,035,436           1,010,922        1,029,445        1,008,931


 4)   The  Registrant is required to classify its debt securities into one  of
 three categories  at  the  time  of  purchase:   held-to-maturity,  available-
 for-sale   or   trading.    Held-to-maturity   securities  are  those  which
 management  has  the  intent  and  ability  to  hold  to  maturity.    These
 securities  are  carried  at  amortized  historical  cost.  Available-for-sale
 securities  are  those  securities  which  management  may  sell   prior   to
 maturity  as  a  result  of  the  Registrant's  overall  asset  and liability
 management   strategy.    These  securities  are  recorded  at  fair  value.
 Trading securities are those  securities  bought  and  held  principally  for
 the  purpose  of  selling  them  in  the  near  term.   Trading securities are
 recorded  at  the  lower  of historical cost or fair value.   The  Registrant
 currently has no securities designated as trading.

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

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS - SUMMARY


   Net income for the three month period ended June 30, 1996, amounted to $1,193,000 ($1.15 per share on a fully diluted basis). This represents a $243,000 or 25.6% increase from the earnings of $950,000 ($.94 per share on a fully diluted basis) for the three month period ended June 30, 1995. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):


 Three months ended June 30, 1996                   Total                Percent
   vs. June 30, 1995                                 Net                 Change
                                                   Change               1996/1995
 Net interest income                                    $ 199                    4.7%
 Provision for loan losses                                (48)                 100.0
 Other income                                             246                   25.0
 Other expense                                             85                    2.3
 Income taxes                                             165                   36.4
   Total increase in net income                         $ 243                   25.6%


   Net income for the six month period ended June 30, 1996, amounted to $2,369,000 ($2.30 per share on a fully diluted basis). This represents a $456,000 or 23.8% increase from the earnings of $1,913,000 ($1.90 per share on a fully diluted basis) for the six month period ended June 30, 1995. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):


 Six months ended June 30, 1996                     Total                Percent
   vs. June 30, 1995                                 Net                 Change
                                                   Change               1996/1995
 Net interest income                                    $ 385                   4.7%
 Provision for loan losses                                (90)                100.0
 Other income                                             456                  23.2
 Other expense                                             15                    .2
 Income taxes                                             460                  53.6
   Total increase in net income                         $ 456                  23.8%


 NET INTEREST INCOME AND INTEREST RATE SENSITIVITY

   During the first six months in 1996, the Registrant's net interest income increased by $385,000 (4.7%) as compared with the net interest income for the same period in 1995. Net interest income for the six months ended June 30, 1996, was $8,602,000 as compared with $8,217,000 for the six months ended June 30, 1995. The table which follows sets forth details of average balances, interest income and expense and average rates for the Registrant for 1996 and 1995. The 1996 figures have been annualized based on the actual results through June 30, 1996. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ended December 31, 1996.

   As can be seen, annualized net interest margin was 4.00% during the first half of 1996 (on a tax equivalent basis). The overall cost of interest bearing liabilities and the yield on interest earning assets has remained stable in 1996 as compared with 1995.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      Six Month Period Ended                            Year Ended
                                                           June 30, 1996                             December 31, 1995
 (dollars in thousands)                         Avg Bal         Int        Avg Rate         Avg Bal           Int       Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates of deposits                $   99      $    10         10.30%       $    99       $       10        10.10%
 Due from banks-interest bearing                       947           46          4.90%         1,511               84         5.56%
 Excess funds sold                                   3,309          176          5.31%         6,199              356         5.74%
 Investment securities:
   Taxable                                         111,853        6,785          6.07%       115,725            7,068         6.11%
   Tax-exempt                                       11,940          661          8.39%        12,831              733         8.66%
 Loans (net of unearned income)                    310,073       26,452          8.53%       294,220           25,214         8.57%
   Total earning assets                            438,221       34,130          7.87%       430,585           33,465         7.86%
 NONEARNING ASSETS
 Cash and due from banks                            15,330                                    15,382
 Premises and equipment                              9,560                                     9,333
 Other nonearning assets                            12,344                                    12,699
 Allowance for loan losses                          (2,788)                                   (2,711)
   TOTAL ASSETS                                   $472,667                                  $465,288
 INTEREST BEARING LIABILITIES
 Demand deposits                                   106,300       2,780           2.62%       106,118            2,823         2.66%
 Savings deposits                                   40,447       1,088           2.69%        40,920            1,107         2.71%
 Time deposits                                     205,395      11,266           5.49%       202,305           10,958         5.42%
 Other borrowings                                   25,342       1,334           5.26%        24,140            1,266         5.24%
 Long-term debt                                      7,068         458           6.48%         7,636              571         7.48%
   Total interest-bearing liabilities              384,552      16,926           4.40%       381,119           16,725         4.39%
 NONINTEREST BEARING LIABILITIES
 Demand deposits                                    47,779                                    46,237
 Other liabilities                                   3,931                                     4,561
   TOTAL LIABILITIES                               436,262                                   431,917
 Stockholders' equity                               36,405                                    33,371
   TOTAL LIABILITIES & EQUITY                     $472,667                                  $465,288
 Net interest earnings                                         $17,204           3.46%                        $16,740         3.47%
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                                4.00%                                        3.98%

 (1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.

 (2) Investment securities on a full tax equivalent basis amounted to $1,002 and $1,111 for the period ended June 30, 1996 and December 31, 1995, respectively.

 (3)  Nonaccrual loans have been included in the average balances.

 (4)  Interest includes net loan fees.

 (5) 1996 interest income and expense amounts have been annualized based on results through June 30, 1996. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1996.


   The following table describes changes in net interest income attributable to changes in the volume of earning assets compared to changes in interest rates (in thousands).

                                                                    1996 Compared to 1995
                                                                    Increase - (Decrease)
                                                  Total                                                Rate/
                                                 Change             Volume             Rate           Volume
 INTEREST INCOME:
 Investment certificates of deposit                     $  -               $  -             $  -            $ -
 Due from banks-interest bearing                         (38)               (31)             (11)             4
 Excess funds sold                                      (180)              (165)             (27)            12
 Investment securities:
   Taxable                                              (283)              (237)             (48)             2
   Tax-exempt                                            (72)               (51)             (23)             2
 Loans                                                 1,238              1,358             (114)            (6)
   Total interest income                                 665                874             (223)            14
 INTEREST EXPENSE:
 Demand deposits                                         (43)                 5              (48)             -
 Savings deposits                                        (19)               (13)              (6)             -
 Time deposits                                           308                167              139              2
 Other borrowings                                         68                 63                5              -
 Long-term debt                                         (113)               (42)             (77)             6
   Total interest expense                                201                180               13              8
 NET INTEREST EARNINGS                                 $ 464              $ 694            $(236)           $ 6

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

   There were no foreign activities by the Registrant during the six month periods ending June 30, 1996 and 1995.

   The following table is the Registrant's "static gap" schedule as of June 30, 1996. This is one of several tools used by management to monitor the interest rate sensitivity position of the Registrant. The following table presents earning assets and interest bearing liabilities within selected time intervals based on their repricing and maturing characteristics. Interest rate sensitivity is measured by "gaps", (the difference between interest earning assets and interest bearing liabilities within a particular time interval). A positive GAP indicates more assets than liabilities could reprice in that time period and a negative GAP indicates more liabilities could reprice.


 (dollars in thousands)                                        Number of Months Until Next Repricing Opportunity
                                                  0-1              1-3                3-6              6-12              12+
 INTEREST EARNING ASSETS:
 Investment certificates of deposits              $      -          $      -           $      -         $      -          $     99
 Due from banks-interest bearing                       951                 -                  -                -                 -
 Excess funds sold                                   2,075                 -                  -                -                 -
 Investment securities:
   Taxable                                          36,640            14,023              9,612           15,245            36,864
   Tax-exempt                                           15                 5                561            1,004             9,942
 Loans                                              37,112            14,628             24,979           37,199           213,800
   Total                                            76,793            28,656             35,152           53,448           260,705
 INTEREST BEARING LIABILITIES:
 Savings and NOW accts                             111,244                 -                  -                -                 -
 Money market accounts                              34,032                 -                  -                -                 -
 Other time deposits                                40,887            43,024             35,288           36,873            51,839
 Other borrowings                                   17,780            15,607              5,000            1,500             2,000
 Long-term debt                                      6,700                 -                  -                -                 -
 Total                                           $ 210,643          $ 58,631           $ 40,288         $ 38,373          $ 53,839
 Periodic GAP                                     (133,850)          (29,975)            (5,136)          15,075           206,866
 Cumulative GAP                                   (133,850)         (163,825)          (168,961)        (153,886)           52,980
 Gaps as a percent of
   interest earning assets:
     Periodic                                       (29.4%)            (6.6%)             (1.1%)            3.3%             45.5%
     Cumulative                                     (29.4%)           (36.0%)            (37.2%)          (33.8%)            11.7%

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


 INVESTMENT PORTFOLIO


   The Registrant adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. Investment securities that the Registrant has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. All other investment securities are classified as "available-for-sale" and have been reported at their estimated fair value at June 30, 1996, and December 31, 1995. In accordance with FAS 115, the unrealized losses, net of related taxes, in the amount of $827,000 have been included in stockholders' equity at June 30, 1996.

   Total investment securities designated as available-for-sale represented 97% of the portfolio and held-to-maturity represented 3%. During the six months ended June 30, 1996, $3,425,000 (par value) available-for-sale and no held-to-maturity investment securities were sold. During the six months ended June 30, 1996, $30,000 (par value) held-to-maturity and $6,600,000 (par value) available-for-sale investment securities were purchased.

   There were seven investment securities with a par value totaling $5,925,000 that were sold at a total gain of $18,000 during the six months ended June 30, 1996.

   The change in the amount of net unrealized gain (loss) on available-for-sale securities from December 31, 1995 to June 30, 1996 amounted to a loss of $1,018,000. This loss reflects the decline in the market value of available-for-sale securities during the first six months of the year.

   The following table provides detailed information for investment securities at June 30, 1996 and December 31, 1995, (in thousands):

                                                               Gross              Gross            Estimated
                                          Amortized         Unrealized         Unrealized            Fair
                                            Cost               Gains             Losses              Value
 Available-for-sale - 06/30/96
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                               $ 78,849              $ 166          $ (1,606)           $ 77,409
 Obligations of state and
   political subdivisions                        8,301                308                (8)              8,601
 Mortgage backed securities                     30,787                154              (268)             30,673
 Other securities                                3,785                  -                 -               3,785
   Total available-for-sale                   $121,722              $ 628           $(1,882)           $120,468
 Held-to-maturity - 06/30/96
 Obligations of state and
   political subdivisions                     $  3,443               $ 17           $   (35)           $  3,425
 Available-for-sale - 12/31/95
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                               $ 72,599            $   481              (683)           $ 72,397
 Obligations of state and
   political subdivisions                        8,628                440                (7)              9,061
 Mortgage backed securities                     35,766                222              (163)             35,825
 Other Securities                                2,105                  -                 -               2,105
   Total available-for-sale                   $119,098            $ 1,143           $  (853)           $119,388
 Held-to-maturity - 12/31/95
 Obligations of state and
   political subdivisions                     $  3,381             $   43            $  (15)            $ 3,409

   Other securities included stock in the Federal Home Loan Bank totaling $3,378,000 at June 30, 1996 and $1,699,000 at December 31, 1995.

   The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at June 30, 1996 (dollars in thousands) and their weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

   Book Value Maturing Investment
             Securities
                                               One               After 1           After 5           After
                                              year               through           through            ten
                                             or less             5 years          10 years           years             Total
 Available-for-sale:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                                  $ 14,428           $ 52,798          $ 11,125         $   498           $ 78,849
 Obligations of state and
   political subdivisions                           1,032              6,563               706               -              8,301
 Mortgage-backed securities                         3,896             23,172               799           2,920             30,787
 Other securities                                       -                  -                 -           3,785              3,785
 Total available-for-sale
   securities                                    $ 19,356           $ 82,533          $ 12,630         $ 7,203           $121,722
 Weighted average yield                             5.81%              5.53%             5.74%           8.12%
 Full tax equivalent yield                          5.92%              5.77%             5.91%           8.12%
 Held-to-maturity:
 Obligations of state and
   political subdivisions                        $    693           $  1,842          $    908          $    -           $  3,443
 Weighted average yield                             4.63%              5.02%             5.12%               -
 Full tax equivalent yield                          7.04%              7.61%             7.76%               -


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

   With the exception of obligations of the U.S. Treasury and other U.S. Government corporations and agencies, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 1996.

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

 TYPES OF LOANS

   The composition of the Registrant's loan portfolio as of June 30, 1996, December 31, 1995 and 1994 was as follows (in thousands):

                                                   1996                   1995                   1994
 Commercial, financial
   and agricultural                                    $ 68,721               $ 65,916               $ 61,520
 Real estate - mortgage                                 227,380                211,147                195,524
 Installment                                             29,885                 27,996                 22,294
 Other                                                    1,732                  1,945                  2,815
   Total loans                                         $327,718               $307,004               $282,153


 MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

   The following table presents the aggregate balances of loans outstanding as of June 30, 1996, by maturities, based on remaining scheduled, contractual repayments of principal (in thousands):

                                                         Over 1
                                     One year            through             Over
                                      or less            5 years            5 years             Total
 Commercial, financial
   and agricultural                      $ 46,611           $ 20,369           $  1,741           $ 68,721
 Real estate - mortgage                    43,937            115,653             67,790            227,380
 Installment                                7,340             21,656                889             29,885
 Other                                        258                886                588              1,732
   Total loans                           $ 98,146           $158,564           $ 71,008           $327,718


   As of June 30, 1996, loans with maturities over one year were comprised of $180,366,000 in fixed rate loans and $49,206,000 in variable rate loans. The loan maturities noted previously are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers, and borrower requests for such are handled on a case by case basis.

   As of June 30, 1996, the Registrant had loan concentrations in agricultural industries of 12.5% of outstanding loans. The Registrant had no other industry loan concentrations in excess of 10% of outstanding loans.

   There was no foreign activity required to be disclosed for the reporting period ended June 30, 1996.

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

   At June 30, 1996, the recorded investment of impaired loans totaled $883,000 as compared with $1,240,000 at December 31, 1995. There was no related allowance for these impaired loans either at June 30, 1996 or December 31, 1995. The average recorded investment in impaired loans during 1996 was $1,078,000. Total interest income which would have been recorded under the original terms of the impaired loans was $83,000. Total interest income earned on these impaired loans totaled $25,000.

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


 Nonperforming Loans
 (in thousands)
                                         June 30,                                  December 31,
                                           1996                    1995          1994         1993         1992
 Nonaccrual loans                               $ 282                 $ 636        $ 393        $ 497        $ 685
 Loans past due ninety days
   or more and still accruing                     682                   554          509          248          585
 Restructured loans which are
   performing in accordance
   with revised terms                             601                   604          772          307          383

 SUMMARY OF LOAN LOSS EXPERIENCE

   There was no provision for loan losses charged to expense for the six months ended June 30, 1996, as compared to $90,000 for the six months ended June 30, 1995. This decrease was due to reduced loan charge offs, a lower level of problem loans and favorable economic conditions which allowed the Registrant to reduce the provision.

   Management establishes an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed to be uncollectible are charged against and reduce the allowance. The provision for loan losses and recoveries are credited to and increase the allowance. The allowance for loan losses totaled $2,680,000 (.82% of total loans) at June 30, 1996, and $2,814,000 (.92% of total loans) at December 31, 1995. The allowance for loan losses equaled 171.2% and 156.9% of total non-performing loans at June 30, 1996 and December 31, 1995, respectively.

 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

   A summary of loan loss experience for the periods indicated is as follows (dollars in thousands):

                                                Six
                                           months ended
                                             June 30,                                   Year ended December 31,
                                         1996                       1995           1994            1993            1992
 Average loans outstanding
   net of unearned income                        $310,073                $294,220        $243,166        $214,408        $178,919
 Allowance-beginning of year                        2,814                   2,608           2,110           1,906           1,566
 Balance of acquired subsidiary                         -                       -             343               -               -
 Charge-offs:
 Commercial, financial
   and agricultural                                    75                      18              29             140             298
 Real estate-mortgage                                   -                     111              28             241             350
 Installment                                           88                      57             120              86             139
   Total charge-offs                                  163                     186             177             467             787
 Recoveries:
 Commercial, financiaL
   and agricultural                                     8                      73              98             150             167
 Real estate-mortgage                                   -                       -              21               3              18
 Installment                                           21                      39              45              26              49
   Total recoveries                                    29                     112             164             179             234
 Net charge-offs (recoveries)                         134                      74              13             288             553
 Provision for loan losses                              -                     280             168             492             543
 Allowance-end of period                          $ 2,680                  $2,814         $ 2,608         $ 2,110         $ 1,906
 Ratio of net charge-offs
   (recoveries) to average loans                      .04%                    .03%            .01%            .13%            .31%
 Ratio of allowance for loan losses
   to loans outstanding (less
   unearned interest) at end of period                .82%                    .92%            .93%            .95%            .89%

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


 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):


                                        June 30, 1996                            December 31, 1995
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
                                   losses            loans                   losses             loans
 Commercial, financial
   and agricultural                   $ 1,731               21.0%                $ 1,554                21.5%
 Real estate-mortgage                     392               69.4%                    314                68.8%
 Installment                              136                9.1%                    131                 9.1%
 Other                                      -                 .5%                      -                  .6%
 Total allocated                        2,259                                      1,999
 Unallocated                              421                N/A                     81                  N/A
 Allowance at end of
   reported period                    $ 2,680              100.0%                $ 2,814               100.0%


   The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

   There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.

 RETURN ON EQUITY AND ASSETS

   The following table presents selected financial ratios for the six months ended June 30, 1996 (annualized) and the years ended December 31, 1995 and 1994:

                                                          1996               1995                1994
 Return on average total assets                                        1.00%                .84%               .83%
 Return on average total stockholders' equity                         13.01%              11.76%             11.35%
 Return on average common stockholders' equity                        13.37%              12.02%             11.59%
 Dividend payout ratio                                                16.45%              19.76%             20.89%
 Average total equity to average assets ratio                          7.70%               7.17%              7.38%



 DEPOSIT BASE

   The following table details the year-to-date average deposits for the indicated periods and weighted average rates at June 30, 1996, December 31, 1995 and 1994 (in thousands):


                                              June 30,                       December 31,                    December 31,
                                                1996                             1995                            1994
                                              Weighted                         Weighted                        Weighted
                                               Average                          Average                         Average
                                        Amount            Rate           Amount           Rate           Amount           Rate
 Demand deposits:
   Non-interest bearing                     $ 47,779             -          $ 46,237             -          $ 37,527            -
   Interest bearing                          106,300          2.62%          106,118          2.66%          110,069         2.51%
 Savings                                      40,447          2.69%           40,920          2.71%           38,985         2.59%
 Time deposits                               205,395          5.49%          202,305          5.42%          170,252         4.29%
 Total average deposits                     $399,921          3.83%         $395,580          3.76%         $356,833         3.10%


   The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 1996 (in thousands):


                                          Time Deposits              Other                 Total
 3 months or less                                 $ 24,660                 $    -              $ 24,660
 Over 3 through 6 months                             4,252                      -                 4,252
 Over 6 through 12 months                            5,208                  3,000                 8,208
 Over 12 months                                      5,683                      -                 5,683
   Total                                          $ 39,803                $ 3,000              $ 42,803


   There were no time deposits of $100,000 or more that were issued by foreign offices at June 30, 1996.

 OTHER BORROWINGS

   Other borrowings at June 30, 1996, December 31, 1995 and December 31, 1994 are shown (in thousands) in the following table:

                                                   1996                    1995                    1994
 Securities sold under agreement
   to repurchase                                        $ 10,787                $ 16,815                $ 15,590
 Federal Home Loan Bank advances:
   Overnight advances                                      8,600                   2,200                   3,500
   Fixed term advances due in one
     year or less                                         22,500                   6,000                       -
   Fixed term advances due after
     one year                                                  -                   3,500                       -
 Federal funds purchased                                       -                       -                     500
   Total other borrowings                               $ 41,887                $ 28,515                $ 19,590


   Federal Home Loan Bank advances are secured by stock of the Federal Home Loan Bank of Chicago and by residential mortgage loans.

   Information concerning such borrowings for the periods ended June 30, 1996 (six months), December 31, 1995 (twelve months) and December 31, 1994 (twelve months) is as follows (in thousands):

                                                   1996                    1995                    1994
 Maximum amount of borrowings
   outstanding at any month end                         $ 41,887                $ 36,770                $ 23,460
 Average amount outstanding                               25,342                  24,114                  13,103
 Weighted average interest
   rate-end of period                                       5.37%                   5.11%                   3.55%
 Weighted average interest
   rate during the year                                     5.26%                   5.24%                   3.59%

 OTHER INCOME

   Other income increased $456,000 or 23.2% to $2,423,000 in the first six months of 1996 as compared with $1,967,000 in the same period of 1995. The following table sets forth information regarding the major components of and changes in other income (dollars in thousands).

                                          Six months ended                                Change
                                              June 30,                                   1996/1995
                                        1996             1995                    Amount           Percent
 Trust fees                                 $ 652            $ 608                     $ 44                 7.2%
 Brokerage and annuity fees                   160               90                       70                77.8
 Service charges                              849              749                      100                13.4
 Securities gains, net                         18                -                       18               100.0
 Mortgage banking income                      196               98                       98               100.0
 Other                                        548              422                      126                29.9
   Total other income                      $2,423           $1,967                    $ 456                23.2%

   Trust fees have increase 7.2% when comparing year-to-date 1996 and 1995, primarily becasue trust assets have increased from $195 million to $208 million representing approximately 50 accounts.

   Revenues from brokerage and annuity fees have increased 77.8% from the first six months of 1995 to the same period in 1996. This considerable increase is due to an early 1996 transition to full service brokerage, higher fees for value-added services and a wider array of products.

   Service charges on deposits consist of fees on both interest bearing and non-interest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. These fees increased 13.4% when comparing year-to-date 1996 and 1995, primarily due to the increase in deposit accounts.

   During the six month period ended June 30, 1996, net gains from sales of securities were $18,000. No securities were sold in the period ended June 30, 1995.

   Mortgage banking income has increased significantly in the first six months of 1996 as compared to 1995. This has resulted from Heartland originating more mortgage loans and selling them in the secondary market. Also affecting income from the sale of loans was FAS 122, "Accounting for Mortgage Servicing Rights" which the Registrant adopted on January 1, 1996. The Registrant recognized $62,000 of additional income by recording the value of the originated mortgage servicing rights associated with the loans sold during the first six months of 1996.

   During the six month period ended June 30, 1996 as compared to the same period in 1995, other income increased $126,000 (29.9%). This increase was a result of a gain on sale of $47,000 of the Sullivan facility's former bookkeeping building, as well as a $55,000 net gain on the sale of other real estate owned located in Neoga and Charleston. There was also an increase in loan fees, primarily generated from home equity lines of credit, which is a new product being offered.

 OTHER EXPENSE

   Other expense increased $15,000 or (.2%) to $7,338,000 in the first six months of 1996 as compared with $7,323,000 in the first six months of 1995. Other expense as a percentage of average assets remained stable at 1.6% during the first six months of 1996 and 1995. The following table sets forth information regarding the major components of and changes in other expense (dollars in thousands).

                                                      Six months ended                            Change
                                                          June 30,                               1996/1995
                                                    1996            1995                   Amount        Percent
 Salaries and employee benefits                       $ 3,886         $ 3,649                  $ 237             6.5%
 Occupancy, furniture and equipment, net                1,154           1,118                     36             3.2
 Federal deposit insurance premiums                       137             442                   (305)          (69.0)
 Other                                                  2,161           2,114                     47             2.2
   Total other expense                                $ 7,338         $ 7,323                   $ 15              .2%


   Salaries and employee benefits, the largest component of other expense, increased $237,000 or 6.5% during the first six months of 1996 as compared with the same period in 1995. This increase was due to regular pay increases made to the employees.

   Net occupancy, furniture and equipment expense increased $36,000 or 3.2% during the first six months of 1996 compared with the same period in 1995. This increase was attributable in part to the new facility opened in Arcola in September 1995, and several remodeling projects being completed at facilities throughout the Registrant.

   FDIC Insurance premiums decreased $305,000 or 69.0% in the six months of 1996 compared with 1995. This decrease was the result of a reduction in the deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from a range of 0.23% to 0.31% of deposits for the semi-annual assessment period which began January 1, 1995, to a range of $1,000 to 0.27% of deposits for the semi-annual assessment period which began January 1, 1996. Heartland, as a member of the Savings Association Insurance Fund (the "SAIF"), was not affected by this reduction. Because the SAIF reserves do not yet equal the statutorily designated reserve ratio of 1.25% of total SAIF-insured deposits, the FDIC is prohibited by federal law from reducing SAIF deposit insurance assessments to the levels currently charged members of the BIF. As a result, SAIF assessments for the semi-annual assessment period which began January 1, 1996, remained at the range 0.23% to 0.31% of deposits, the same range in effect for the semi-annual assessment period which began January 1, 1995.

   Other expense increased $47,000 or 2.2% for the first six months of 1996 as compared with the same period of 1995. This increase was attributable to an increase in supplies expense and loan origination expense.

 INCOME TAXES

   The Registrant recorded federal income tax expense of $1,168,000 for the six months ended June 30, 1996, as compared to $858,000 for the same period in 1995. The effective federal income tax rate was 31.7% for the six months ended June 30, 1996, as compared with 31.0% in the same period in 1995. Tax exempt interest as a percentage of total interest income declined in 1996, which contributed to the higher tax rate.
 Also, the Registrant recorded state income tax in the amount of $150,000 for the six months ended June 30, 1996. In past years, the Registrant's low loan to deposit ratio and heavy reliance on interest income from state tax exempt securities had combined to produce operating losses for state tax purposes. These net operating loss carryforwards generated in years past have now been exhausted.


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

   A summary of the Registrant's cash flows from these sources during the three month periods ended June 30, 1996 and 1995 and for the six month periods ended June 30, 1996 and 1995 follows (in thousands):

                                                Three months ended                          Six months ended
                                                     June 30,                                   June 30,
                                              1996              1995                1996             1995
 Cash flow provided by (used in):
 Operating activities                            $   690          $ 1,393                  $ 1,953         $ 3,345
 Investing activities                            (20,860)          (8,063)                 (23,573)         (9,573)
 Financing activities                             25,261              612                   20,220           9,163
   Total                                         $ 5,091          $(6,058)                 $(1,400)        $ 2,935



   The Registrant's need for liquidity is influenced by several factors, including the increased loan demand brought on by the economic expansion in the Registrant's market area. Also affecting the Registrant's cash flow is its relationship with seasonal customers such as public entities, highway contractors and those associated with the agricultural industry.

 CAPITAL RESOURCES

   The Registrant and its subsidiaries have capital ratios which are higher than the fully-phased in regulatory capital requirements. The requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At June 30, 1996, the Registrant's leverage ratio was 6.67%.

   A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of June 30, 1996, follows:

                                                         Tier one                   Total
                                                        risk-based               risk-based
                                                       capital ratio            capital ratio
 First Mid-Illinois Bancshares, Inc.                                  11.4%                    12.0%
 First Mid-Illinois Bank & Trust, N.A.                                11.9%                    12.9%
 Heartland Savings Bank                                               16.9%                    17.6%


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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On May 15, 1996, the Annual Meeting of Stockholders was held. At the meeting, Kenneth R. Diepholz and Gary W. Melvin were elected to serve as Class I directors with term expiring 1999. Continuing Class II directors (term expires in 1997) are Richard Anthony Lumpkin, William G. Roley and William S. Rowland and continuing Class III directors (term expires in 1998) are Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks. The stockholders also approved the adoption of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan and ratified the appointment of KPMG Peat Marwick, LLP as the Registrant's independent public accountants for the year ending December 31, 1996.

   There were 901,980 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

 Election of Directors                         For                    Withheld
 Kenneth R. Diepholz                         791,676                    1,735
 Gary W. Melvin                              791,676                    1,735

 Adoption of Deferred
 Compensation Plan
          For                     Against                Withheld                No Vote
        684,938                   34,100                  54,181                 20,192

   The stockholders also voted to ratify the appointment of the Registrant's auditors as well as the Deferred Compensation Plan.

 ITEM 5.  OTHER INFORMATION.

   Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

       27.  Financial Data Schedule

   (b) Form 8-K

       None filed during the six month period ended June 30, 1996.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


             FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)




 Date:    August 5, 1996              /s/ Daniel E. Marvin, Jr.

                                          Daniel E. Marvin, Jr.
                                   President and Chief Executive Officer


 Date:     July 30, 1996               /s/ William S. Rowland

                                           William S. Rowland
                                         Chief Financial Officer