Form 10-Q
period 1996-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1996-11-13
CIK 700565

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q
                               SEPTEMBER 30, 1996


 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

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

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 940,816 shares of Common Stock at October 31, 1996.

                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996


 INDEX
                                                                                                           Beginning
                                                                                                            Page No.
 Part I - Financial Information
 Item 1                   Financial Statements                                                                     3
                          Consolidated Balance Sheets                                                              4
                          Consolidated Statements of Income                                                        5
                          Consolidated Statements of Cash Flows                                                    7
                          Notes to Consolidated Financial Statements                                               9
 Item 2                   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                   11
 Part II - Other Information
 Item 1                   Legal Proceedings                                                                       31
 Item 2                   Changes in Securities                                                                   31
 Item 3                   Defaults Upon Senior Securities                                                         31
 Item 4                   Submission of Matters to a Vote of
                            Securitiy Holders                                                                     31
 Item 5                   Other Information                                                                       31
 Item 6                   Exhibits and Reports on Form 8-K                                                        31
 Signatures                                                                                                       32

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

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED BALANCE SHEET    (unaudited)                                   September 30,         December 31,
 (dollars in thousands, except per share data)                                   1996                  1995
Assets
 Cash and due from banks:
   Noninterest bearing                                                            $ 25,882         $ 17,536
   Interest bearing                                                                  3,848              784
 Excess funds sold                                                                     600            4,975
   Cash and cash equivalents                                                        30,330           23,295
 Investment certificates of deposits                                                    99               99
 Investment securities available-for-sale
   at estimated fair value                                                         119,706          119,388
 Investment securities held-to-maturity (estimated
   fair value of $3,430 at September 30, 1996 and
   $3,409 at December 31, 1995)                                                      3,423            3,381
 Loans                                                                             348,065          307,004
 Less allowance for loan losses                                                      2,705            2,814
   Net loans                                                                       345,360          304,190
 Premises and equipment, net                                                        10,286            9,487
 Intangible assets                                                                   5,715            6,019
 Other assets                                                                        8,650            6,635
   Total assets                                                                   $523,569         $472,494
 Liabilities and Stockholders' Equity
 Deposits:
   Noninterest bearing                                                            $ 56,704         $ 51,017
   Interest bearing                                                                353,612          345,862
     Total deposits                                                                410,316          396,879
 Other liabilities                                                                   7,246            4,591
 Securites sold under agreements to repurchase                                      14,080           16,815
 Federal Home Loan Bank advances                                                    40,426           11,700
 Federal funds purchased                                                             6,500               -
 Long-term debt                                                                      6,450            7,200
   Total liabilities                                                               485,018          437,185
 Stockholders' equity:
   Series A convertible preferred stock no par
     value; authorized 1,000,000 shares; issued
     620 shares with stated value of $5,000 per                                      3,100            3,100
   Common stock, $4 par value; authorized 2,000,000
     shares; issued 936,905 shares at September 30,
     1996 and 894,991 at December 31, 1995)                                          3,748            3,580
 Additional paid-in-capital                                                          5,262            3,969
 Retained earnings                                                                  26,983           24,493
 Net unrealized gain (loss) on available-for-sale
   investment securities                                                              (518)             191
                                                                                    38,575           35,333
 Less treasury stock at cost, 2,000 shares                                              24               24
 Total stockholders' equity                                                         38,551           35,309
 Total liabilities and stockholders' equity                                       $523,569         $472,494
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Three months ended September 30, 1996 and 1995
 (unaudited)
 (dollars in thousands, except per share data)                               1996          1995
 Interest income:
 Interest and fees on loans                                               $ 7,217       $ 6,589
 Interest on investment securities                                          1,900         1,996
 Interest on excess funds sold                                                 60            75
 Interest on deposits with financial institutions                              26            11
   Total interest income                                                    9,203         8,671
 Interest expense:
 Interest on deposits                                                       3,841         3,825
 Interest on securities sold under
   agreements to repurchase                                                   133           225
 Interest on Federal Home Loan Bank advances                                  532           214
 Interest on federal funds purchased                                           11            -
 Interest on long-term debt                                                   130           142
   Total interest expense                                                   4,647         4,406
   Net interest income                                                      4,556         4,265
 Provision for loan losses                                                     36            48
   Net interest income after provision
     for loan losses                                                        4,520         4,217
 Other income:
 Trust fees                                                                   248           237
 Brokerage and annuity fees                                                   112            42
 Service charges                                                              444           406
 Securities losses, net                                                      (28)            -
 Mortgage banking income                                                      103            78
 Other                                                                        195           216
   Total other income                                                       1,074           979
 Other expense:
 Salaries and employee benefits                                             2,004         1,889
 Occupancy, furniture and equipment, net                                      621           584
 Federal deposit insurance premiums                                           827            53
 Other                                                                      1,108         1,045
   Total other expense                                                      4,560         3,571
     Income before income taxes                                             1,034         1,625
 Income taxes                                                                 345           532
   Net income                                                              $  689       $ 1,093
 Per common share data:
 Primary earnings per share                                                $  .66        $ 1.15
 Fully diluted earnings per share                                          $  .65        $ 1.08
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF INCOME
 Nine months ended September 30, 1996 and 1995
 (unaudited)
 (dollars in thousands, except per share data)                               1996          1995
 Interest income:
 Interest and fees on loans                                               $20,443        $18,593
 Interest on investment securities                                          5,623          5,902
 Interest on excess funds sold                                                148            212
 Interest on deposits with financial institutions                              54             78
   Total interest income                                                   26,268         24,785
 Interest expense:
 Interest on deposits                                                      11,409         10,973
 Interest on securities sold under
   agreements to repurchase                                                   393           584
 Interest on Federal Home Loan Bank advances                                  909           313
 Interest on federal funds purchased                                           40             2
 Interest on long-term debt                                                   359           431
   Total interest expense                                                  13,110        12,303
   Net interest income                                                     13,158        12,482
 Provision for loan losses                                                     36           138
   Net interest income after provision
     for loan losses                                                       13,122        12,344
 Other income:
 Trust fees                                                                   900           845
 Brokerage and annuity fees                                                   272           132
 Service charges                                                            1,293         1,155
 Securities losses, net                                                       (10)           -
 Mortgage banking income                                                      299           176
 Other                                                                        743           638
   Total other income                                                       3,497         2,946
 Other expense:
 Salaries and employee benefits                                             5,890         5,538
 Occupancy, furniture and equipment, net                                    1,775         1,702
 Federal deposit insurance premiums                                           964           495
 Other                                                                      3,269         3,159
   Total other expense                                                     11,898        10,894
     Income before income taxes                                             4,721         4,396
 Income taxes                                                               1,663         1,390
   Net income                                                             $ 3,058       $ 3,006
 Per common share data:
 Primary earnings per share                                               $ 3.11        $ 3.15
 Fully diluted earnings per share                                         $ 2.94        $ 2.97
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three months ended September 30, 1996 and 1995
 (unaudited)
 (in thousands)                                                                      1996            1995
 Cash flows from operating activities:
 Net income                                                                       $   689         $ 1,093
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                         36              48
     Depreciation, amortization and accretion, net                                    315             285
     Loss on sales of securities, net                                                  28              -
     Gain on sales of loans held for sale                                             (76)            (43)
     Origination of mortgage loans held for sale                                   (8,665)         (4,305)
     Proceeds from sales of mortgage loans held for
       sale                                                                         5,928           4,293
     Net(increase) in other assets                                                   (828)           (719)
     Net increase (decrease) in other liabilities                                   2,682            (960)
 Net cash provided by (used in) operating activities                                  109            (308)
 Cash flows from investing activities:
 Capitalization of mortgage servicing rights                                          (56)             -
 Expenditures for premises and equipment                                             (830)           (185)
 Net (increase) in loans                                                          (17,545)        (12,658)
 Proceeds from sales of:
   Securities available-for-sale                                                   18,812              -
 Proceeds from maturities of:
   Securities available-for-sale                                                    3,527           4,922
   Securities held-to-maturity                                                         20           2,749
 Purchases of:
   Securities available-for-sale                                                  (21,106)         (2,006)
   Securities held-to-maturity                                                        -            (2,987)
 Net cash (used in) investment activities                                         (17,178)        (10,165)
 Cash flows from financing activities:
 Net increase in deposits                                                           6,537           9,600
 Net increase (decrease) in securities sold under
   agreements to repurchase                                                         3,293          (1,360)
 Net increase in Federal Home Loan Bank advances                                    9,326           7,000
 Net increase in federal funds purchased                                            6,500              -
 Repayment of long-term debt                                                         (250)           (250)
 Proceeds from issuance of common stock                                                98              -
 Net cash provided by financing activities                                         25,504          14,990
 Increase in cash and cash equivalents                                              8,435           4,517
 Cash and cash equivalents at beginning of period                                  21,895          20,648
 Cash and cash equivalents at end of period                                       $30,330         $25,165
 Additional disclosure of cash flow information:
   Interest paid during the period                                                $ 4,496         $ 4,417
   Income taxes paid during the period                                                450             500
   Loans transferred to real estate owned                                              -               26
 See accompanying notes to consolidated financial statements.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 1996 and 1995
 (unaudited)
 (in thousands)                                                                       1996            1995
 Cash flows from operating activities:
 Net income                                                                        $ 3,058         $ 3,006
 Adjustment to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                          36             138
     Depreciation, amortization and accretion, net                                     945             959
     Loss on sales of securities, net                                                   10              -
     Gain on sale of loans held for sale                                              (211)            (60)
     Origination of mortgage loans held for sale                                   (14,443)         (5,330)
     Proceeds from sales of mortgage loans held for
       sale                                                                         11,315           5,689
     Net (increase) in other assets                                                 (2,015)         (1,006)
     Net increase (decrease) in other liabilities                                    3,367            (359)
 Net cash provided by operating activities                                           2,062           3,037
 Cash flows from investing activities:
 Capitalization of mortgage servicing rights                                          (118)             -
 Expenditures for premises and equipment                                            (1,390)           (556)
 Net (increase) in loans                                                           (37,867)        (26,666)
 Proceeds from sales of:
   Securities available-for-sale                                                    24,753              -
 Proceeds from maturities of:
   Securities available-for-sale                                                    20,014          15,124
   Securities held-to-maturity                                                          40           4,036
 Purchases of:
   Securities available-for-sale                                                   (46,103)         (5,685)
   Securities held-to-maturity                                                         (80)         (5,991)
 Net cash (used in) investment activities                                          (40,751)        (19,738)
 Cash flows from financing activities:
 Net increase in deposits                                                           13,437           9,302
 Net increase (decrease) in securities sold under
   agreements to repurchase                                                         (2,735)          3,030
 Net increase in Federal Home Loan Bank advances                                    28,726          13,000
 Net increase (decrease) in federal funds purchased                                  6,500            (500)
 Repayment of long-term debt                                                          (750)           (250)
 Proceeds from issuance of common stock                                                998              -
 Dividends paid on preferred stock                                                     (16)            (42)
 Dividends paid on common stock                                                       (436)           (387)
 Net cash provided by financing activities                                          45,724          24,153
 Increase in cash and cash equivalents                                               7,035           7,452
 Cash and cash equivalents at beginning of period                                   23,295          17,713
 Cash and cash equivalents at end of period                                        $30,330         $25,165
 Additional disclosure of cash flow information:
   Interest paid during the period                                                $ 13,070        $ 12,700
   Income taxes paid during the period                                               1,755           1,350
   Loans transferred to real estate owned                                              290             135
 See accompanying notes to consolidated financial statements.

 Notes to the Consolidated Financial Statements

 1)  The consolidated financial statements include the accounts  of  First Mid-
 Illinois   Bancshares,   Inc.  (the  "Registrant"),  and  its  wholly  owned
 subsidiaries, First Mid-Illinois Bank & Trust, N.A. (the "Bank"), Heartland Savings Bank ("Heartland") and Mid-Illinois Data Services, Inc. ("MIDS"). Intercompany amounts have been eliminated.

 2) The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 1996 and 1995, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 1996, are not necessarily indicative of the results expected for the year ending December 31, 1996.

  3) Income for primary and fully diluted earnings per share is adjusted for dividends attributable to preferred stock. Primary earnings per share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of
 the  convertible  preferred  stock.   The  weighted  average number of common
 equivalent shares used in calculating earnings per share for the periods ended September 30, 1996 and 1995, are as follows:


                                 Three months ended                  Nine months ended
                                    September 30,                      September 30,
                               1996               1995             1996             1995
 Primary                  934,692             889,108           914,400          885,475
 Fully Diluted          1,059,994           1,014,410         1,039,702        1,010,777


  4) The Registrant is required to classify its debt securities into one of three categories at the time of purchase: held-to-maturity, available-for-sale or trading. Held-to-maturity securities are those which management has the intent and ability to hold to maturity. These securities are carried at amortized historical cost. Available-for-sale securities are those securities which management may sell prior to maturity as a result of the Registrant's
 overall  asset  and liability  management  strategy.   These  securities  are
 recorded at fair value. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at the lower of historical cost or estimated fair value. The Registrant currently has no securities designated as trading.

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

 ITEM 2.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS - SUMMARY

   Net income for the three month period ended September 30, 1996, amounted to $689,000 ($.65 per share on a fully diluted basis). This represents a $404,000 or 37.0% decrease from the earnings of $1,093,000 ($1.08 per share on a fully diluted basis) for the three month period ended September 30, 1995. A summary of the factors which contributed to the earnings decrease follows (dollars in thousands, except per share data):

 Three months ended September 30, 1996                     Total                 Percent
   vs. September 30, 1995                                    Net                  Change
                                                          Change               1996/1995
 Net interest income                                      $ 291                       6.8%
 Provision for loan losses                                  (12)                    (25.0)
 Other income                                                95                       9.7
 FDIC insurance expense *                                   774                   1,460.4
 Other expense                                              215                       6.1
 Income taxes                                              (187)                    (35.2)
   Total decrease in net income                           $(404)                    (37.0)%


   Net income for the nine month  period  ended September 30, 1996, amounted to
 $3,058,000 ($2.94 per share on a fully diluted  basis).   This  represents  a
 $52,000 or 1.7% increase from the earnings of $3,006,000 ($2.97 per share on a fully diluted basis) for the nine month period ended September 30, 1995. A summary of the factors which contributed to the earnings increase follows (dollars in thousands, except per share data):

 Nine months ended September 30, 1996                      Total                 Percent
   vs. September 30, 1995                                    Net                  Change
                                                          Change               1996/1995
 Net interest income                                      $ 676                       5.4%
 Provision for loan losses                                 (102)                    (73.9)
 Other income                                               551                      18.7
 FDIC insurance expense *                                   469                      94.7
 Other expense                                              535                       5.1
 Income taxes                                               273                      19.6
   Total increase in net income                           $  52                       1.7%

  * 1996 net income was impacted by a $758,000, one-time charge to record the effect of a special assessment associated with the recapitalization of the Savings Association Insurance Fund (the "SAIF") to be paid in the fourth quarter of 1996. Legislation to recapitalize SAIF was signed into law by the President on September 30, and in accordance with generally accepted accounting principles, a liability for the assessment was recorded in the third quarter financial statements. After taking into account the decrease in income taxes that will result from this assessment, the actual reduction in year-to-date income amounted to $491,000 ($.53 per share).

 NET INTEREST INCOME AND INTEREST RATE SENSITIVITY

    During the first nine months in 1996, the Registrant's net interest income increased by $676,000 (5.4%) as compared with the net interest income for the same period in 1995. Net interest income for the nine months ended September 30, 1996, was $13,158,000 as compared with $12,482,000 for the nine months ended September 30, 1995. The table which follows sets forth details of average balances, interest income and expense and average rates for the Registrant for 1996 and 1995. The 1996 figures have been annualized based on the actual results through September 30, 1996. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ended December 31, 1996.

    As can be seen, annualized net interest margin was 3.99% during the period ended September 30, 1996 (on a tax equivalent basis). The overall cost of interest bearing liabilities and the yield on interest earning assets has remained stable in 1996 as compared with 1995.

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      Nine Month Period Ended                           Year Ended
                                                        September 30, 1996                           December 31, 1995
 (dollars in thousands)                            Avg Bal       Int(5)       Avg Rate           Avg Bal          Int      Avg Rate
 INTEREST EARNING ASSETS
 Investment certificates of deposits                $   99      $    10         10.36%         $    99    $       10         10.10%
 Due from banks-interest bearing                     1,277           62          4.87%           1,511            84          5.56%
 Excess funds sold                                   3,718          198          5.31%           6,199           356          5.74%
 Investment securities:
   Taxable                                         112,264        6,856          6.11%         115,725         7,068          6.11%
   Tax-exempt (1)(2)                                11,589          641          8.38%          12,831           733          8.66%
 Loans (net of unearned income)(3)(4)              319,209       27,256          8.54%         294,220        25,214          8.57%
   Total earning assets                            448,156       35,023          7.89%         430,585        33,465          7.86%
 NONEARNING ASSETS
 Cash and due from banks                            16,371                                      15,382
 Premises and equipment                              9,633                                       9,333
 Other nonearning assets                            12,694                                      12,699
 Allowance for loan losses                          (2,769)                                     (2,711)
   TOTAL ASSETS                                   $484,085                                    $465,288
 INTEREST BEARING LIABILITIES
 Demand deposits                                   107,711        2,897          2.69%         106,118         2,823          2.66%
 Savings deposits                                   40,110        1,092          2.72%          40,920         1,107          2.71%
 Time deposits                                     205,523       11,223          5.46%         202,305        10,958          5.42%
 Securities sold under
   agreements to repurchase                         11,598          524          4.52%          16,481           777          4.71%
 Federal Home Loan Bank advances                    20,517        1,212          5.91%           7,633           488          6.39%
 Federal funds purchased                               994           53          5.37%              26             2          7.69%
 Long-term debt                                      6,944          479          6.90%           7,636           571          7.48%
   Total interest-bearing liabilities              393,397       17,480          4.44%         381,119        16,725          4.39%
 NONINTEREST BEARING LIABILITIES
 Demand deposits                                    49,559                                      46,237
 Other liabilities                                   4,005                                       4,561
   TOTAL LIABILITIES                               446,961                                     431,917
 Stockholders' equity                               37,124                                      33,371
   TOTAL LIABILITIES & EQUITY                     $484,085                                    $465,288
 Net interest earnings                                          $17,544          3.45%                       $16,740         3.47%
 Net interest earnings as a
   % of interest earning assets
   on a full tax equivalent basis                                                3.99%                                       3.98%

 <F1>(1) Full tax equivalent yields on tax exempt securities have been calculated using a 34% tax rate.
 <F2>(2) Investment securities on a full tax equivalent basis amounted to $971 and $1,111 for the periods ended September 30, 1996 and December 31, 1995, respectively.
 <F3>(3) Nonaccrual loans are not material and have been included in the average balances for purposes of this computation.
 <F4>(4) Loan fees included in interest includes are not material.
 <F5>(5) 1996 interest income and expense amounts have been annualized based on results through
         September 30, 1996.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1996.

   The following table describes changes in net interest income attributable to changes in the volume of earning assets compared to changes in interest rates.

                                                                    1996 Compared to 1995
                                                                    Increase - (Decrease)
                                                  Total                                                Rate/
 (in thousands)                                  Change             Volume             Rate           Volume
 INTEREST INCOME:
 Investment certificates of deposits                  $  -               $  -             $  -            $ -
 Due from banks-interest bearing                       (22)               (14)              (10)             2
 Excess funds sold                                    (158)              (142)              (27)            11
 Investment securities:
   Taxable                                            (212)              (211)               (1)            -
   Tax-exempt (1)                                      (92)               (71)              (23)             2
 Loans (2)(3)                                        2,042              2,142               (92)            (8)
   Total interest income                             1,558              1,704              (153)             7
 INTEREST EXPENSE:
 Demand deposits                                        74                 43                31             -
 Savings deposits                                      (15)               (22)                7             -
 Time deposits                                         265                174                89              2
 Securities sold under
   agreements to repurchase                           (253)              (230)              (32)             9
 Federal Home Loan Bank advances                       725                824               (37)           (62)
 Federal funds purchased                                51                 75                (1)           (23)
 Long-term debt                                        (92)               (52)              (44)             4
   Total interest expense                              755                812                13            (70)
 NET INTEREST EARNINGS                               $ 803              $ 892             $(166)          $ 77

 <F1>(1) Interest on tax exempt investment securities is shown on a tax-equivalent basis using a 34% tax rate.
 <F2>(2) Nonaccrual loans are not material and have been included in the average loan balances for purposes of this computation.
 <F3>(3) Loan fees included in interest income are not material.

   No out-of-period adjustments have been included in the preceding analysis.

   Changes in rates and volume are computed on a consistent basis using the absolute values of changes in volume compared to the absolute values of the changes in rates.

   There were no foreign activities by the Registrant during the nine month periods ending September 30, 1996 and 1995.

    The following table is the Registrant's "static gap" schedule as of September 30, 1996. This is one of several tools used by management to
 monitor the interest  rate  sensitivity  position  of  the  Registrant.   The
 following table presents earning assets and interest bearing liabilities within selected time intervals based on their repricing and maturing
 characteristics.   Interest  rate  sensitivity is measured  by  "gaps",  (the difference between interest earning assets and interest bearing liabilities within a particular time interval).

   A positive GAP indicates more assets than liabilities could reprice in that time period and a negative GAP indicates more liabilities could reprice.

                                                               Number of Months Until Next Repricing Opportunity
 (dollars in thousands)                           0-1              1-3                3-6              6-12              12+
 INTEREST EARNING ASSETS:
 Investment certificates of deposits          $      -          $      -           $      -         $      -          $     99
 Due from banks-interest bearing                  3,848                -                  -                -                 -
 Excess funds sold                                  600                -                  -                -                 -
 Investment securities:
   Taxable                                       32,361            18,262              9,555            9,665            42,482
   Tax-exempt                                        -                560                707            1,003             8,534
 Loans                                           44,438            15,740             32,674           28,749           226,464
   Total                                         81,247            34,562             42,936           39,417           277,579
 INTEREST BEARING LIABILITIES:
 Savings and NOW accts                          117,636                -                  -                -                 -
 Money market accounts                           35,620                -                  -                -                 -
 Other time deposits                             29,241            30,293             38,632           43,627            58,563
 Securities sold under
   agreements to repurchase                          -             14,080                 -                -                 -
 Federal Home Loan Bank advances                 24,733             5,000              6,193            3,500             1,000
 Federal funds purchased                          6,500                -                  -                -                 -
 Long-term debt                                   6,450                -                  -                -                 -
 Total                                        $ 220,180          $ 49,373           $ 44,825         $ 47,127          $ 59,563
 Periodic GAP                                  (138,933)          (14,811)            (1,889)          (7,710)          218,016
 Cumulative GAP                                (138,933)         (153,744)          (155,633)        (163,343)           54,673
 Gaps as a percent of
   interest earning assets:
     Periodic                                    (29.2%)            (3.1%)             (0.4%)           (1.6%)            45.8%
     Cumulative                                  (29.2%)           (32.3%)            (32.7%)          (34.3%)            11.5%

   The preceding tabulation classifies savings and NOW accounts as immediately repriceable because if rates paid on these accounts were to change, the rates would, most likely, change on all such accounts at the same time. As a practical matter, management is able to exercise a significant amount of control over these rates, although in the past, they have been resistant to rate changes.

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

 INVESTMENT PORTFOLIO

    The Registrant adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt and Equity
 Securities" effective December 31, 1993. Investment securities that the Registrant has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost. All other investment securities are classified as "available-for-sale" and have been reported at their estimated fair value at September 30, 1996, and December 31, 1995. In accordance with FAS 115, the unrealized losses, net of related taxes, in the amount of $518,000 have been included in stockholders' equity at September 30, 1996.

   Total investment securities designated as available-for-sale represented 97% of the portfolio and held-to-maturity represented 3%. During the nine months
 ended   September  30,  1996,  $24,695,000  (par  value)  available-for-sale investment securities were sold. During this same period, $80,000 (par value) held-to-maturity and $43,840,000 (par value) available-for-sale investment securities were purchased. The increase in sales and purchases of investment securities can be attributed to a series of transactions in which mortgage backed securities were sold and replaced in the portfolio with U.S. government
 agency  securities.   These  transactions  were  consumated  to  improve  the
 repricing characteristics of the portfolio, to mollify the Registrant's total exposure to real estate related assets and to improve the yield on the
 portfolio.   For  the  nine  months  ended September 30, 1996, there  was  an increase of 84 basis points in the yield of the investment portfolio due to these transactions.

    There were 48 investment securities with a par value totaling $24,695,000 that were sold at a net loss of $10,000 during the nine months ended September 30, 1996.

   The change in the amount of net unrealized gain (loss) on available-for-sale investment securities from December 31, 1995 to September 30, 1996 amounted to a loss of $709,000. This loss reflected the decline in the market value of available-for-sale investment securities during the first nine months of the year.

   The following table provides detailed information for investment securities at September 30, 1996 and December 31, 1995:

 (in thousands)                                                               Gross               Gross              Estimated
                                                        Amortized          Unrealized          Unrealized              Fair
                                                          Cost                Gains              Losses                Value
 Available-for-sale - 09/30/96
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                               $ 92,945              $  33            $ (1,021)             $ 91,957
 Obligations of state and
   political subdivisions                                     7,406                248                  (4)                7,650
 Mortgage backed securities                                  15,854                112                (152)               15,814
 Other securities                                             4,285                 -                   -                  4,285
   Total available-for-sale                                $120,490              $ 393             $(1,177)             $119,706
 Held-to-maturity - 09/30/96
 Obligations of state and
   political subdivisions                                  $  3,423               $ 28             $   (21)             $  3,430

 (in thousands)                                                                 Gross                Gross            Estimated
                                                         Amortized           Unrealized           Unrealized            Fair
                                                           Cost                 Gains               Losses              Value
 Available-for-sale - 12/31/95
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                                 $ 72,599             $   481              $ (683)          $ 72,397
 Obligations of state and
   political subdivisions                                       8,628                 440                  (7)             9,061
 Mortgage backed securities                                    35,766                 222                (163)            35,825
 Other securities                                               2,105                  -                   -               2,105
  Total available-for-sale                                   $119,098             $ 1,143              $ (853)          $119,388
 Held-to-maturity - 12/31/95
 Obligations of state and
   political subdivisions                                     $ 3,381             $    43              $  (15)           $ 3,409


    Other securities included stock in the Federal Home Loan Bank totaling $3,878,000 at September 30, 1996 and $1,699,000 at December 31, 1995.

    The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity at September 30, 1996 and their weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

 Book Value Maturing Investment Securities
                                               One           After 1         After 5        After
                                              year           through         through         ten
 (dollars in thousands)                      or less         5 years        10 years        years          Total
 Available-for-sale:
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                 $ 16,310        $ 62,070       $ 14,067       $   498        $ 92,945
 Obligations of state and
   political subdivisions                         821           5,186            804           595           7,406
 Mortgage-backed securities                     1,884          11,110            981         1,879          15,854
 Other securities                                  -               -              -          4,285           4,285
 Total available-for-sale securities         $ 19,015        $ 78,366       $ 15,852       $ 7,257        $120,490
 Weighted average yield                          5.38%           5.94%          6.12%         8.04%
 Full tax equivalent yield                       5.51%           6.14%          6.27%         8.56%
 Held-to-maturity:
 Obligations of state and
   political subdivisions                    $    696        $  1,854       $    873       $    -        $  3,423
 Weighted average yield                          4.65%           4.99%          5.14%           -
 Full tax equivalent yield                       7.08%           7.57%          7.79%           -

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

   With the exception of obligations of the U.S. Treasury and other U.S. Government corporations and agencies, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 1996.


 LOAN PORTFOLIO

    The following tables provide information relating to the Registrant's loan portfolio, risk elements within the portfolio and historical loan loss experience.

 TYPES OF LOANS

    The composition of the Registrant's loan portfolio as of September 30, 1996, December 31, 1995 and 1994 was as follows:

 (in thousands)                                    1996                   1995                   1994
 Commercial, financial
   and agricultural                                    $ 73,485            $ 65,916               $ 61,520
 Real estate - mortgage                                 242,507             211,147                195,524
 Installment                                             30,464              27,996                 22,294
 Other                                                    1,609               1,945                  2,815
   Total loans                                         $348,065            $307,004               $282,153


 MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

    The following table presents the aggregate balances of loans outstanding as of September 30, 1996, by maturities, based on remaining scheduled, contractual repayments of principal:

                                                              Over 1
                                        One year              through               Over
 (in thousands)                          or less              5 years              5 years              Total
 Commercial, financial
   and agricultural                      $ 50,499             $ 21,405             $  1,581           $ 73,485
 Real estate - mortgage                    49,472              125,468               67,567            242,507
 Installment                                7,520               22,593                  351             30,464
 Other                                        225                  809                  575              1,609
   Total loans                          $ 107,716             $170,275             $ 70,074           $348,065

    As of September 30, 1996, loans with maturities over one year were comprised of $190,756,000 in fixed rate loans and $49,593,000 in variable rate loans. The loan maturities noted previously are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers, and borrower requests for such are handled on a case by case basis.

   As of September 30, 1996, the Registrant had loan concentrations in agricultural industries of 12.6% of outstanding loans. The Registrant had no other industry loan concentrations in excess of 10% of outstanding loans.

   There was no foreign activity required to be disclosed for the reporting period ended September 30, 1996.

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

   At September 30, 1996, the recorded investment of impaired loans totaled $818,000 as compared with $1,240,000 at December 31, 1995. There was no related allowance for these impaired loans either at September 30, 1996 or
 December 31, 1995.   The average recorded investment in impaired loans
 during 1996 was $1,013,000.   Total interest income which would have been
 recorded under the original terms of the impaired loans was $99,000. Total interest income earned on these impaired loans totaled $35,000.

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

 Nonperforming Loans                           September 30,                           December 31,
 (in thousands)                                     1996               1995         1994         1993         1992
 Nonaccrual loans                                  $ 230              $ 636        $ 393        $ 497        $ 685
 Loans past due ninety days
   or more and still accruing                        382                554          509          248          585
 Restructured loans which are
 performing in accordance with
   revised terms                                     588                604          772          307          383


 SUMMARY OF LOAN LOSS EXPERIENCE

   There was a $36,000 provision for loan losses charged to expense for the nine months ended September 30, 1996, as compared to $138,000 for the nine months ended September 30, 1995.

   Management establishes an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed to be uncollectible are charged against and reduce the allowance. The provision for loan losses and recoveries are credited to and increase the allowance. The allowance for loan losses totaled $2,705,000 (.78% of total loans) at September 30, 1996, and $2,814,000 (.92% of total loans) at December 31, 1995.

 ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

    A summary of loan loss experience for the periods indicated is as follows:

                                                Nine
                                            months ended
                                            September 30,                               Year ended December 31,
 (dollars in thousands)                          1996                        1995            1994           1993            1992
 Average loans outstanding
   net of unearned income                        $319,209                 $294,220       $243,166        $214,408       $178,919
 Allowance-beginning of year                        2,814                    2,608          2,110           1,906          1,566
 Balance of acquired subsidiary                        -                        -             343              -              -
 Charge-offs:
 Commercial, financial
 and agricultural                                     131                       18             29             140            298
 Real estate-mortgage                                  -                       111             28             241            350
 Installment                                          102                       57            120              86            139
   Total charge-offs                                  233                      186            177             467            787
 Recoveries:
 Commercial, financial
   and agricultural                                    49                       73             98             150            167
 Real estate-mortgage                                  -                        -              21               3             18
 Installment                                           39                       39             45              26             49
   Total recoveries                                    88                      112            164             179            234
 Net charge-offs                                      145                       74             13             288            553
 Provision for loan losses                             36                      280            168             492            543
 Allowance-end of period                          $ 2,705                   $2,814        $ 2,608         $ 2,110        $ 1,906
 Ratio of net charge-offs
   to average loans                                   .05%                     .03%           .01%            .13%           .31%
 Ratio of allowance for loan
   losses to ending loans
   (net of unearned income)                           .78%                     .92%           .93%            .95%           .89%
 Ratio of allowance for loan losses
   to total non-performing loans                   231.20%                  156.90%        168.10%         200.60%        115.30%


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


 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses:

                                     September 30, 1996                          December 31, 1995
                                  Allowance          % of                   Allowance           % of
                                     for             loans                     for              loans
                                    loan           to total                   loan            to total
 (dollars in thousands)            losses            loans                   losses             loans
 Commercial, financial
   and agricultural                   $ 1,843           21.1%                $ 1,554                21.5%
 Real estate-mortgage                     426           69.7%                    314                68.8%
 Installment                              133            8.6%                    131                 9.1%
 Other                                     -              .6%                     -                   .6%
 Total allocated                        2,402                                  1,999
 Unallocated                              303            N/A                     815                 N/A
 Allowance at end of
   reported period                    $ 2,705          100.0%                $ 2,814               100.0%


   The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

    There were no other interest-bearing assets which would be required to be disclosed as having "risk elements" if such other assets were loans.


 RETURN ON EQUITY AND ASSETS

   The following table presents selected financial ratios for the nine months ended September 30, 1996 (annualized) and the years ended December 31, 1995 and 1994:

                                                          1996               1995                1994
 Return on average total assets                                         .84%                .84%               .83%
 Return on average total stockholders' equity                         10.98%              11.76%             11.35%
 Return on average common stockholders' equity                        11.14%              12.02%             11.59%
 Dividend payout ratio                                                19.54%              19.76%             20.89%
 Average total equity to average assets ratio                          7.67%               7.17%              7.38%

 DEPOSIT BASE

   The following table details the year-to-date average deposits for the indicated periods and weighted average rates at September 30, 1996, December 31, 1995 and 1994:


                                            September 30,                    December 31,                    December 31,
                                 1996                 1995          1994
                                           Weighted Average                 Weighted Average                Weighted Average
 (dollars in thousands)                 Amount            Rate           Amount           Rate           Amount           Rate
 Demand deposits:
   Non-interest bearing                   $ 49,559            -         $ 46,237           -            $ 37,527          -
   Interest bearing                        107,711          2.69%        106,118          2.66%          110,069         2.51%
 Savings                                    40,110          2.72%         40,920          2.71%           38,985         2.59%
 Time deposits                             205,523          5.46%        202,305          5.42%          170,252         4.29%
 Total average deposits                   $402,903          3.78%       $395,580          3.76%         $356,833         3.10%


    The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 1996:

 (in thousands)                               Time Deposits                  Other               Total
 3 months or less                                 $ 21,235                $    -              $ 21,235
 Over 3 through 6 months                             5,487                  3,000                8,487
 Over 6 through 12 months                            7,743                     -                 7,743
 Over 12 months                                      6,719                     -                 6,719
   Total                                          $ 41,184                $ 3,000             $ 44,184


   There were no time deposits of $100,000 or more that were issued by foreign offices at September 30, 1996.


 OTHER BORROWINGS

   Other borrowings at September 30, 1996, December 31, 1995 and December 31, 1994 are shown in following table:

                                                                  1996                 1995                1994
 Securities sold under
   agreements to repurchase                                         $ 14,080         $ 16,815           $ 15,590
 Federal Home Loan Bank advances:
   Overnight advances                                                 12,223            2,220              3,500
   Fixed term due in one year or less                                 27,193            6,000                 -
   Fixed term due after one year                                       1,000            3,500                 -
 Federal funds purchased                                               6,500               -                 500
    Total                                                           $ 61,006         $ 28,515           $ 19,590

   Federal Home Loan Bank advances are secured by stock of the Federal Home Loan Bank of Chicago and by residential mortgage loans.

   Information concerning these borrowings at September 30, 1996, December 31, 1995 and December 31, 1994 is as follows:

 (in thousands)                                      1996                     1995                    1994
 Maximum Outstanding at any
   Month-End During the Year:
 Securities sold under
   agreements to repurchase                         $ 16,590                $ 21,200               $ 15,980
 Federal Home Loan Bank advances                      40,426                  16,500                  8,250
 Federal funds purchased                               6,500                      -                   5,000
 Averages for the Year:
 Securities sold under
   agreements to repurchase                         $ 11,598                  16,481                  9,697
 Federal Home Loan Bank advances                      20,517                   7,633                  2,696
 Federal funds purchased                                 994                      26                    710


 OTHER INCOME

    Other income increased $551,000 or 18.7% to $3,497,000 in the first nine months of 1996 as compared with $2,946,000 in the same period of 1995. The following table sets forth information regarding the major components of and changes in other income.

                                          Nine months ended                               Change
                                            September 30,                                1996/1995
 (dollars in thousands)                 1996             1995                    Amount           Percent
 Trust fees                              $  900            $ 845                     $ 55            6.5%
 Brokerage and annuity fees                 272              132                      140          106.1
 Service charges                          1,293            1,155                      138           11.9
 Securities losses, net                     (10)              -                        10          100.0
 Mortgage banking income                    299              176                      123           69.9
 Other                                      743              638                      105           16.5
   Total other income                    $3,497           $2,946                    $ 551           18.7%

   Trust fees increased 6.5% when comparing year-to-date 1996 and 1995, primarily because trust assets increased from $202 million to $214 million. There was also growth in estate accounts which generated higher fees, as well as an increase in agency fees.

   Revenues from brokerage and annuity fees increased 106.1% from the first nine months of 1996 compared to the same period in 1995. This considerable increase was due to an early 1996 transition to full service brokerage, higher fees for value-added services and a wider array of products.

   Service charges on deposits consist of fees on both interest bearing and non-interest bearing accounts and charges for other items, including insufficient funds, overdrafts and stop payment requests. These fees increased 11.9% when comparing year-to-date 1996 and 1995, primarily due to an increase in deposit accounts.

   During the nine month period ended September 30, 1996, net losses from sales of securities was $10,000. No securities were sold in the period ended September 30, 1995.

   Mortgage banking income increased significantly in the first nine months of 1996 as compared to 1995. This resulted from Heartland; increased originations of mortgage loans and a larger percent being sold in the secondary market. Also affecting income from the sale of loans was FAS 122, "Accounting for Mortgage Servicing Rights" which the Registrant adopted on January 1, 1996. The Registrant recognized $118,000 of additional income by recording the value of the originated mortgage servicing rights associated with the loans sold during the first nine months of 1996.

   During the nine month period ended September 30, 1996, other income increased $105,000 (16.5%) as compared to the same period in 1995. This increase was the result of a gain on the sale of the Sullivan facility's former bookkeeping building of $47,000, as well as a $55,000 net gain on the sale of other real estate owned located in Neoga and Charleston. There was also an increase in loan fees associated with home equity lines of credit.


 OTHER EXPENSE

   Other expense increased $1,004,000 or (9.2%) to $11,898,000 in the first nine months of 1996 as compared with $10,894,000 in the first nine months of 1995. Other expense as a percentage of average assets remained stable at 2.4% during the first nine months of 1996 and 1995. The following table sets forth information regarding the major components of and changes in other expense.

                                                      Nine months ended                           Change
                                                        September 30,                            1996/1995
 (dollars in thousands)                             1996            1995                   Amount        Percent
 Salaries and employee benefits                     $ 5,890         $ 5,538                 $  352          6.4%
 Occupancy, furniture and equipment, net              1,775           1,702                     73          4.3
 Federal deposit insurance premiums                     964             495                    469         94.7
 Other                                                3,269           3,159                    110          3.5
   Total other expense                              $11,898         $10,894                 $1,004          9.2%

   Salaries and employee benefits, the largest component of other expense, increased $352,000 or 6.4% during the first nine months of 1996 as compared with the same period in 1995. This increase was primarily due to regular pay increases made to the employees.

   Net occupancy, furniture and equipment expense increased $73,000 or 4.3% during the first nine months of 1996 compared with the same period in 1995. This increase was attributable in part to the new facility that opened in Arcola in September 1995, and several remodeling projects being completed at facilities owned by subsidiaries of the Registrant.

   FDIC insurance premiums increased $469,000 or 94.7% in the first nine months of 1996 compared with 1995. This increase was the result of a one-time charge to earnings of $758,000 on September 30, 1996 to record the effect of a special assessment associated with the recapitalization of the Savings Association Insurance Fund (the "SAIF"), made against Heartland, as a SAIF-member, and against the Bank due to the SAIF-assessable deposits acquired by the Bank from Heartland in 1992. The increase in insurance premiums represented by the special assessment was offset by a reduction in the deposit insurance assessments charged to members of the Bank Insurance Fund (the "BIF"), such as the Bank, from a range of 0.23% to 0.31% of deposits for the semi-annual assessment period which began January 1, 1995, to a range of $1,000 to 0.27% of deposits for the semi-annual assessment period which began January 1, 1996. As a result of the recapitalization of the SAIF, the FDIC has issued a proposal to reduce the deposit insurance assessment rates charged members of the SAIF to the same levels charged members of the BIF effective January 1, 1997. See "Recent Regulatory Developments". Assuming the FDIC's proposal is adopted, beginning January 1, 1997, assuming Heartland and the Bank continue to occupy the same risk categories under the FDIC's risk-based assessment system, Heartland and the Bank will be assessed at uniform rates for FDIC deposit insurance.

   Other expense increased $110,000 or 3.5% for the first nine months of 1996 as compared with the same period of 1995. This increase was attributable to an increase in supplies expense in connection with new machine readable teller forms being printed.


 INCOME TAXES

   The Registrant recorded federal income tax expense of $1,663,000 for the nine months ended September 30, 1996, as compared to $1,390,000 for the same period in 1995. The effective federal income tax rate was 32.0% for the nine months ended September 30, 1996, as compared with 31.6% in the same period in 1995. Tax exempt interest as a percentage of total interest income declined in 1996, which contributed to the higher tax rate. Also, the Registrant recorded state income tax in the amount of $152,000 for the nine months ended September 30, 1996. In past years, the Registrant's low loan to deposit ratio and heavy reliance on interest income from state tax exempt securities had combined to produce operating losses for state tax purposes. These net operating loss carryforwards generated in years past have now been exhausted.


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

   A summary of the Registrant's cash flows from these sources during the three month periods ended September 30, 1996 and 1995 and for the nine month periods ended September 30, 1996 and 1995 follows:

                                                Three months ended                          Nine months ended
                                                   September 30,                              September 30,
 (in thousands)                               1996              1995                      1996             1995
 Cash flow provided by (used in):
 Operating activities                         $   109           $  (308)                  $ 2,062          $ 3,037
 Investing activities                         (17,178)          (10,165)                  (40,751)         (19,738)
 Financing activities                          25,504            14,990                    45,724           24,153
   Total                                      $ 8,435            $4,517                   $ 7,035          $ 7,452


   The Registrant's need for liquidity is influenced by several factors, including the increased loan demand brought on by the economic expansion in the Registrant's market area. Also affecting the Registrant's cash flow is its relationship with seasonal customers such as public entities, highway contractors and those associated with the agricultural industry.


 CAPITAL RESOURCES

   The Registrant and its subsidiaries have capital ratios which are higher than the fully-phased in regulatory capital requirements. The requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total assets of 4% to 5% depending on their particular circumstances and risk profiles. At September 30, 1996, the Registrant's leverage ratio was 6.66%.

   A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of September 30, 1996, follows:

                                                          Tier one                     Total
                                                         risk-based                 risk-based
                                                        capital ratio              capital ratio
 First Mid-Illinois Bancshares, Inc.                        10.7%                      11.6%
 First Mid-Illinois Bank & Trust, N.A.                      11.3%                      12.2%
 Heartland Savings Bank                                     15.3%                      16.0%


   Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are well in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

 RECENT REGULATORY DEVELOPMEMTS

   On September 30, 1996, President Clinton signed into law the "Economic Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment is payable in full on November 27, 1996. As a SAIF-member, Heartland is subject to the special assessment. Additionally, the Bank holds SAIF-assessable deposits as a result of branches acquired from Heartland in 1992. Thus, the Bank will be subject to the special assessment with respect to those deposits.

   Under the DIFA, the amount of the special assessment payable by an institution is to be determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits as of that date but is no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that are deemed to remain SAIF insured) and certain "Sasser" banks (I.E., banks that converted from thrift to bank charters but remain SAIF members). The Bank qualifies for the 20% discount provided by the DIFA for "Oakar" banks, but although Heartland is a "Sasser" bank, Heartland does not meet the requirements established in the DIFA to qualify for this 20% discount. The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

   On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. As a result of the special assessment, the Bank and Heartland have each taken a charge against earnings for the quarter ended September 30, 1996, in the amount of $199,000 and $559,000, respectively. In November, the FDIC has notified the Bank and Heartland that the dollar amounts of the special assessments payable by the Bank and Heartland are estimated to be $199,000 and $552,000, respectively. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the ongoing deposit insurance expense of Heartland and allow Heartland and the Bank to pay uniform rates for deposit insurance.

   In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on October 8, 1996, issued a proposed rule that would reduce regular semi-annual SAIF assessments from the current range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. Under the proposal, the new rates would be effective October 1, 1996 for Oakar and Sasser banks, but would not take affect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, SAIF-assessable institutions other than Oakar and Sasser banks would, under the proposal, be assessed at rates ranging from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions have already been assessed at current rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the proposal contemplates that the FDIC will refund the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. Assuming the proposal is adopted as proposed, and assuming the Bank and Heartland each retains its current risk classification under the FDIC's risk-based assessment system, the deposit insurance assessments payable by Heartland will be reduced significantly, to the same level currently paid by Heartland's BIF-member competitors and reduce the Bank's assessments on its SAIF-assessable deposits to the same level paid by the Bank on its BIF- assessable deposits.

   Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to the DIFA, the interest due on outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions, such as the Bank, cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. The FDIC estimates that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

   The DIFA also provides for a merger of the BIF and the SAIF on January 1, 1999, provided there are no state or federally chartered, FDIC-insured savings associations existing on that date. To facilitate the merger of the BIF and the SAIF, the DIFA directs the Treasury Department to conduct a study on the development of a common charter and to submit a report, along with appropriate legislative recommendations, to the Congress by March 31, 1997.

   In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks, such as the Bank, to obtain OCC approval to establish an off-site ATM, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval, and establishes time frames within which the FDIC must act on applications by state banks, such as Heartland, to engage in activities which, although permitted for the state bank under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental clean-up laws. Although the full impact of the Regulatory Reduction Act on the operations of the Registrant and its subsidiaries cannot be determined at this time, management believes that the legislation will reduce compliance costs to some extent and allow the Registrant and its subsidiaries somewhat greater operating flexibility.

   On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's or savings bank's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations and savings banks which have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association or savings bank to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. Heartland believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, Heartland will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if Heartland were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

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

   Net applicable.

 ITEM 5.  OTHER INFORMATION.

   Not applicable.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

       27.  Financial Data Schedule

   (b) Form 8-K

        None filed during the nine month period ended September 30, 1996.

                     SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  FIRST MID-ILLINOIS BANCSHARES, INC. (Registrant)




 Date:   November 12, 1996            /s/ Daniel E. Marvin, Jr.

                                          Daniel E. Marvin, Jr.
                                   President and Chief Executive Officer


 Date:   November 12, 1996             /s/ William S. Rowland

                                           William S. Rowland
                                         Chief Financial Officer