Form 10-K
period 1996-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1997-03-26
CIK 700565

[PERIOD-TYPE]   12-MOS


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER: 0-13368

               FIRST MID-ILLINOIS BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                             37-1103704
 (State or other jurisdiction of        (I.R.S. employer identification No.)
  incorporation or organization)

              1515 CHARLESTON AVENUE, MATTOON, ILLINOIS  61938
             (Address and Zip Code of Principal Executive Offices)

                               (217) 234-7454
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $4.00 PER SHARE
                                (Title of class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    YES [X]  NO [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of March 18, 1997, 947,680 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the registrant's common shares on March 18, 1997) held by non-affiliates was approximately $38,854,880.


                      DOCUMENTS INCORPORATED BY REFERENCE

                    DOCUMENT                                             INTO FORM 10-K PART:
 Portions of the Proxy Statement for 1997 Annual
 Meeting of shareholders to be held on May 21, 1997                                           III

 FIRST MID-ILLINOIS BANCSHARES, INC.
                                              FORM 10-K TABLE OF CONTENTS
 PART I
 Item 1                   Business                                                                        3
 Item 2                   Properties                                                                     15
 Item 3                   Legal Proceedings                                                              17
 Item 4                   Submission of Matters to a Vote of Security Holders                            17
 PART II
 Item 5                   Market for Registrant's Common Shares and Related
                            Shareholder Matters                                                          18
 Item 6                   Selected Financial Data                                                        19
 Item 7                   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                          20
 Item 8                   Financial Statements and Supplementary Data                                    37
 Item 9                   Changes In and Disagreements with Accountants on
                            Accounting and Financial Disclosures                                         58
 PART III
 Item 10                  Directors and Executive Officers of the Registrant                             58
 Item 11                  Executive Compensation                                                         59
 Item 12                  Security Ownership of Certain Beneficial Owners and
                            Management                                                                   59
 Item 13                  Certain Relationships and Related Transactions                                 59
 PART IV
 Item 14                  Exhibits, Financial Statement Schedules and Reports
                          on Form 8-K                                                                    59
 SIGNATURES                                                                                              60
                          Exhibit Index                                                                  61

 PART I


 ITEM 1.  BUSINESS


 REGISTRANT AND SUBSIDIARIES

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

 In November 1996, First Mid Bank signed an agreement to purchase the assets and assume the liabilities of First of America's Charleston, Illinois office. As of March 4, 1997, total assets to be acquired were approximately $1,800,000 while liabilities totaled approximately $28,200,000. This transaction which was completed on March 7, 1997 was accounted for as a purchase.

 DESCRIPTION OF BUSINESS

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

 The Bank Subsidiaries conduct their businesses in the middle of some of the richest farmland in the world. Accordingly, the Bank Subsidiaries provide a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 32,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. As a group, the Bank Subsidiaries are the largest supplier of farm credit in the Registrant's market area with $46.4 million in agriculture related loans at December 31, 1996. The farm credit products offered by the Bank Subsidiaries include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

 The following chart sets forth (in thousands) the assets, deposits and stockholder's equity of the Bank Subsidiaries (before intercompany eliminations) as of December 31, 1996, and the average deposits for the year ended December 31, 1996:

                                                                             STOCKHOLDER'S              AVERAGE
                                   ASSETS               DEPOSITS                EQUITY                 DEPOSITS
 First Mid Bank                         $422,404              $341,147                 $36,111               $328,673
 Heartland                                90,794                74,224                   7,337                 78,382
 Total                                  $513,198              $415,371                 $43,448               $407,055

 EMPLOYEES

 The Registrant, MIDS and the Bank Subsidiaries employed 257 people on a full-time equivalent basis as of December 31, 1996. The Registrant places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Registrant. The Registrant offers a variety of employee benefits and management considers its employee relations to be excellent.

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

 SUPERVISION AND REGULATION

 GENERAL

 Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Registrant can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

 RECENT REGULATORY DEVELOPMENTS

 On September 30, 1996, President Clinton signed into law the "Economic
 Growth and Regulatory Paperwork Reduction Act of 1996" (the "Regulatory Reduction Act"). Subtitle G of the Regulatory Reduction Act consists of the "Deposit Insurance Funds Act of 1996" (the "DIFA"). The DIFA provides for a one-time special assessment on each depository institution holding deposits subject to assessment by the FDIC for the Savings Association Insurance Fund (the "SAIF") in an amount which, in the aggregate, will increase the designated reserve ratio of the SAIF (I.E., the ratio of the insurance reserves of the SAIF to total SAIF-insured deposits) to 1.25% on October 1, 1996. Subject to certain exceptions, the special assessment was payable in full on November 27, 1996. As a SAIF-member, Heartland was subject to the special assessment. Additionally, First Mid Bank holds SAIF-assessable deposits acquired from Heartland in 1992. Thus, First Mid Bank was subject to the special assessment with respect to those deposits.

 Under the DIFA, the amount of the special assessment payable by an institution was determined on the basis of the amount of SAIF-assessable deposits held by the institution on March 31, 1995, or acquired by the institution after March 31, 1995 from another institution which held the deposits on March 31, 1995, but was no longer in existence on November 27, 1996. The DIFA provides for a 20% discount in calculating the SAIF-assessable deposits of certain "Oakar" banks (I.E., Bank Insurance Fund ("BIF") member banks that hold deposits acquired from a SAIF member that remain SAIF insured) and certain "Sasser" banks (I.E., institutions that converted from thrift to bank charters but remain SAIF members). First Mid Bank qualified for the 20% discount provided by the DIFA for "Oakar" banks. The DIFA also exempts certain institutions from payment of the special assessment (including institutions that are undercapitalized or that would become undercapitalized as a result of payment of the special assessment), and allows an institution to pay the special assessment in two installments if there is a significant risk that by paying the special assessment in a lump sum, the institution or its holding company would be in default under or in violation of terms or conditions of debt obligations or preferred stock issued by the institution or its holding company and outstanding on September 13, 1995.

 On October 8, 1996, the FDIC adopted a final regulation implementing the SAIF special assessment. In that regulation, the FDIC set the special assessment rate at 0.657% of SAIF-assessable deposits held on March 31, 1995. The amount of the special assessment paid by Heartland was $552,000, and after giving effect to the 20% Oakar bank discount for which First Mid Bank qualified, the amount of the special assessment paid by First Mid Bank with respect to its SAIF-assessable deposits was $199,000. The full amount of the special assessment paid by Heartland and First Mid Bank was recorded as a charge against earnings for the quarter ended September 30, 1996. As discussed below, however, the recapitalization of the SAIF resulting from the special assessment should significantly reduce the deposit insurance expense incurred by Heartland and by First Mid Bank with respect to the SAIF-assessable portion of its deposit base.

 In light of the recapitalization of the SAIF pursuant to the special assessment authorized by the DIFA, the FDIC, on December 11, 1996, took action to reduce regular semi-annual SAIF assessments from the range of 0.23% - 0.31% of deposits to a range of 0% - 0.27% of deposits. The new rates were effective October 1, 1996 for Oakar and Sasser banks, but did not take effect for other SAIF-assessable institutions until January 1, 1997. From October 1, 1996 through December 31, 1996, assessments payable by SAIF-assessable institutions other than Oakar and Sasser banks ranged from 0.18% to 0.27% of deposits, which represents the amount the FDIC calculates as necessary to cover the interest due for that period on outstanding obligations of the Financing Corporation (the "FICO"), discussed below. Because SAIF-assessable institutions were previously assessed at higher rates (I.E., 0.23% - 0.31% of deposits) for the semi-annual period ending December 31, 1996, the FDIC will refund or credit back the amount collected from such institutions for the period from October 1, 1996 through December 31, 1996 which exceeds the amount due for that period under the reduced assessment schedule. As a result of the FDIC's action, the deposit insurance assessments payable by Heartland, and by First Mid Bank with respect to its SAIF-assessable deposits, have been reduced significantly.

 Prior to the enactment of the DIFA, a substantial amount of the SAIF assessment revenue was used to pay the interest due on bonds issued by the FICO, the entity created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation (the "FSLIC"), the SAIF's
 predecessor insurance fund.   Pursuant to the DIFA, the interest due on
 outstanding FICO bonds will be covered by assessments against both SAIF and BIF member institutions beginning January 1, 1997. Between January 1, 1997 and December 31, 1999, FICO assessments against BIF-member institutions cannot exceed 20% of the FICO assessments charged SAIF-member institutions. From January 1, 2000 until the FICO bonds mature in 2019, FICO assessments will be shared by all FDIC-insured institutions on a PRO RATA basis. It has been estimated that the FICO assessments for the period January 1, 1997 through December 31, 1999 will be approximately 0.013% of deposits for BIF members versus approximately 0.064% of deposits for SAIF members, and will be less than 0.025% of deposits thereafter.

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

 In addition to the DIFA, the Regulatory Reduction Act includes a number of statutory changes designed to eliminate duplicative, redundant or unnecessary regulatory requirements. Among other things, the Regulatory Reduction Act establishes streamlined notice procedures for the commencement of new nonbanking activities by bank holding companies, eliminates the need for national banks to obtain OCC approval to establish off-site ATMs, excludes ATM closures and certain branch office relocations from the prior notice requirements applicable to branch closings, significantly expands the authority of well-capitalized and well-managed national banks to invest in office premises without prior regulatory approval, and establishes time frames within which the FDIC must act on applications by state banks to engage in activities which, although permitted for state banks under applicable state law, are not permissible activities for national banks. The Regulatory Reduction Act also clarifies the liability of a financial institution, when acting as a lender or in a fiduciary capacity, under the federal environmental laws. Although the full impact of the Regulatory Reduction Act on the operations of the Registrant, Heartland and First Mid Bank cannot be determined at this time, management believes that the legislation may reduce compliance costs to some extent and allow the Registrant, Heartland and First Mid Bank somewhat greater operating flexibility.

 On August 10, 1996, President Clinton signed into law the Small Business Job Protection Act of 1996 (the "Job Protection Act"). Among other things, the Job Protection Act eliminates the percent-of-taxable-income ("PTI") method for computing additions to a savings association's or savings bank's tax bad debt reserves for tax years beginning after December 31, 1995, and requires all savings associations or savings banks that have used the PTI method to recapture, over a six year period, all or a portion of their tax bad debt reserves added since the last taxable year beginning before January 1, 1988. The Job Protection Act allows a savings association or savings bank to postpone the recapture of bad debt reserves for up to two years if the institution meets a minimum level of mortgage lending activity during those years. Heartland believes that it will engage in sufficient mortgage lending activity during 1996 and 1997 to be able to postpone any recapture of its bad debt reserves until 1998. As a result of these provisions of the Job Protection Act, Heartland will determine additions to its tax bad debt reserves using the same method as a commercial bank of comparable size, and, if Heartland were to decide to convert to a commercial bank charter, the changes in the tax bad debt recapture rules enacted in the Job Protection Act should make such conversion less costly.

 THE REGISTRANT

 GENERAL. The Registrant, as the sole stockholder of Heartland and First Mid Bank, is a bank holding company. As a bank holding company, the Registrant is registered with, and is subject to regulation by, the FRB under the Bank Holding Act, as amended (the "BHCA"). In accordance with FRB policy, the Registrant is expected to act as a source of financial strength to Heartland and First Mid Bank and to commit resources to support Heartland and First Mid Bank in circumstances where the Registrant might not do so absent such policy. Under the BHCA, the Registrant is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. As the sole stockholder of Heartland, the Registrant is also subject to regulation by the Commissioner under the Illinois Savings Bank Act, as amended (the "ISBA").

 INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
 (ii) acquiring all or substantially all of the assets of another bank; or
 (iii) merging or consolidating with another bank or bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located or which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

 The BHCA also prohibits, with certain exceptions, the Registrant from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Registrant and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

 Federal legislation also prohibits acquisition of "control" of a bank or bank holding company, such as the Registrant, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

 CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
 minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

 The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

 The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

 As of December 31, 1996, the Registrant had regulatory capital in excess of the FRB's minimum requirements, with a risk-based capital ratio of 11.80% and a leverage ratio of 6.81%.

 DIVIDENDS.   The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law would allow the Registrant to pay dividends only out of its surplus, or if the Registrant has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

 FEDERAL SECURITIES REGULATION. The Registrant's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Registrant is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

 THE BANK SUBSIDIARIES

 GENERAL. First Mid Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of First Mid Bank are insured by the BIF of the FDIC, and it is a member of the Federal Reserve System. As a BIF-insured national bank, First Mid Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

 Heartland is an Illinois-chartered savings bank, the deposits of which are insured by the SAIF of the FDIC. As a SAIF-insured, Illinois-chartered savings bank, Heartland is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the SAIF. Heartland is also a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

 DEPOSIT INSURANCE. As FDIC-insured institutions, First Mid Bank and Heartland are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

 During the year ended December 31, 1996 assessments paid by First Mid Bank with respect to the approximately 90% of its deposits that are BIF insured ranged from 0% of deposits to 0.27% of deposits. The FDIC has announced that for the semi-annual assessment period beginning January 1, 1997, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits. During the period January 1, 1996 through September 30, 1996, assessments paid by SAIF members, such as Heartland, and by First Mid Bank with respect to the approximately 10% of its deposits that are SAIF insured ranged from 0.23% of deposits to 0.31% of deposits. As a result of the recapitalization of the SAIF on October 1, 1996, SAIF assessment rates payable by Heartland were reduced, effective October 1, 1996, to a range of 0.18% of deposits to 0.27% of deposits and were further reduced, effective January 1, 1997, to a range of 0% of deposits to 0.27% of deposits. The recapitalization of the SAIF resulted in a reduction in the SAIF assessments paid by an Oakar bank, such as First Mid Bank, to a range of 0% of deposits to 0.27% of deposits effective October 1, 1996. SEE "--Recent Regulatory Developments."

 The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Registrant is not aware of any activity or condition that could result in termination of the deposit insurance of Heartland or First Mid Bank.

 FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the FSLIC, the SAIF's predecessor insurance fund.
 Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members will be subject to assessments to cover the interest payment on outstanding FICO obligations. Such FICO assessments will be in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. It is estimated that SAIF members will pay FICO assessments equal to 0.064% of deposits while BIF members will pay FICO assessments equal to 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

 SUPERVISORY ASSESSMENTS. Illinois savings banks such as Heartland, and national banks, such as First Mid Bank, are required to pay supervisory fees to the Commissioner and the OCC, respectively, to fund the operations of each agency. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the agency. During the year ended December 31, 1996, First Mid Bank paid supervisory fees to the OCC totaling $91,800 and Heartland paid supervisory fees to the Commissioner totaling $14,700.

 CAPITAL REQUIREMENTS.   Under federal regulations, Heartland and First Mid
 Bank are subject to the following minimum capital standards: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Registrant--Capital Requirements"). Additionally, under the ISBA and the regulations of the Commissioner, an Illinois savings bank such as Heartland must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems necessary based on the savings bank's financial condition, history, management or earnings prospects.

 The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, federal regulations provide that additional capital may be required to take adequate account of interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

 During the year ended December 31, 1996, neither First Mid Bank nor Heartland was required by its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1996, First Mid Bank and Heartland each exceeded its minimum regulatory capital requirements with leverage ratios of 7.65% and 7.01%, respectively, risk-based capital ratios of 12.57% and 16.00%, respectively.

 Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

 Additionally, under Federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. For purposes of this provision of Federal law, First Mid Bank and Heartland are deemed to be commonly controlled.

 DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the board of directors of the bank deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

 Under the ISBA and the regulations of the Commissioner, dividends may be paid by Heartland out of its net profits. In general, without the prior written approval of the Commissioner, Heartland may not declare dividends in any twelve-month period which, in the aggregate, exceed its net profits for that twelve-month period. If, however, Heartland's capital falls below 6% of its total assets, Heartland may not declare dividends in any twelve-month period which, in the aggregate, exceed 50% of its net profits for that period, without the prior written approval of the Commissioner.

 The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank and Heartland each exceeded its minimum capital requirements under applicable guidelines as of December 31, 1996. As of December 31, 1996, approximately $3.9 million was available to be paid as
 dividends to the Registrant by First Mid Bank and Heartland.   Notwithstanding
 the availability of funds for dividends, however, the OCC or the FDIC may prohibit the payment of any dividends by First Mid Bank or Heartland, respectively, if the agency determines such payment would constitute an unsafe or unsound practice.

 INSIDER TRANSACTIONS. First Mid Bank and Heartland are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Registrant and its subsidiaries, on investments in the stock or other securities of the Registrant and its subsidiaries and the acceptance of the stock or other securities of the Registrant or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by each of First Mid Bank and Heartland to its respective directors and officers, to directors and officers of the Registrant and its subsidiaries, to principal stockholders of the Registrant, and to "related interests" of such directors, officers and principal stockholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or one of its subsidiaries or a principal stockholder of the Registrant may obtain credit from banks with which First Mid Bank or Heartland maintains a correspondent relationship.

 SAFETY AND SOUNDNESS STANDARDS. The OCC and the FDIC have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of national banks and state nonmember banks, respectively. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the agency may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the agency, would constitute grounds for further enforcement action.

 BRANCHING AUTHORITY. Illinois savings banks, such as Heartland, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. Under federal law, First Mid Bank, has the same branching rights in Illinois.

 Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997.

 STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC insured state banks, such as Heartland, are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. These restrictions have not had, and are not currently expected to have, a material impact on the operations of Heartland.

 FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $49.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $49.3 million, the reserve requirement is $1.479 million plus 10% of the aggregate amount of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. Each of First Mid Bank and Heartland is in compliance with the foregoing requirements.


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

 First Mid Bank leases a facility at 1504-A Lakeland Boulevard, Mattoon, Illinois which provides space for three tellers, two drive-up lanes and a walk-up ATM.

 First Mid Bank owns an office building located at 1701 Charleston Avenue, Mattoon, Illinois and an adjacent parking lot. The building is used by MIDS for its data processing center and back room operations for the Registrant and its Bank Subsidiaries.

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

 NEOGA

 First Mid Bank's office in Neoga, Illinois, is located at 102 East 6th Street, Neoga, Illinois. The building consists of a one-story structure containing approximately 4,000 square feet of office space. The main office building provides space for four tellers in the lobby of the building, two drive-up tellers, four private offices, two night depositories, and an ATM. Adequate customer parking is available on three sides of the main office building. During 1996, an adjacent building with approximately 400 square feet was purchased and is being held for future expansion.

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

 CHARLESTON

 First Mid Bank has two offices in Charleston, Illinois. The main office is located at 701 Sixth Street, Charleston, Illinois. It is a one-story facility with an attached two-bay drive-up structure and consists of approximately 5,500 square feet of office space. Adequate parking is available to serve its customers. The office space is comprised of three teller stations, seven private offices and a night depository. The second office is located at 580 West Lincoln Avenue, Charleston, Illinois. This office has three lobby tellers, three drive-up lanes, a commercial night drop and one private office. A drive-thru ATM is located in the parking lot of this facility. During 1996, land adjacent to this facility was purchased and is being held for future expansion.

 First Mid-Bank will acquire a facility at 500 West Lincoln Avenue, Charleston, Illinois, in connection with the purchase of First of America's branch in Charleston. This facility contains approximately 8,400 square feet with four teller stations, four private offices and four drive-up lanes. Two ATM's are associated with this facility. A drive-up ATM is located in the parking lot and an off-site ATM is located in the student union at Eastern Illinois University.

 ALTAMONT

 First Mid Bank has a banking facility located at 101 West Washington Street, Altamont, Illinois. This building is a one-story structure which has approximately 4,300 square feet of office space. The office space consists of nine teller windows, three drive-up teller lanes (one of which facilitates an ATM), seven private offices, one conference room and a night depository. Adequate parking is available on three sides of the building.

 EFFINGHAM

 First Mid Bank operates a facility at 902 N Keller Drive, Effingham, Illinois. The building is a two story structure with approximately 4,000 square feet of office space. This office space consists of four teller stations, three drive-up teller lanes, five private offices and a night depository. Adequate parking is available to customers in front of the facility.

 First Mid Bank also owns property at 900 N Keller Drive, Effingham, Illinois which is currently being renovated to provide additional customer parking along with a drive-up ATM.

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


 ITEM 3.  LEGAL PROCEEDINGS

 Since the Bank Subsidiaries act as depositories of funds, each is named from time to time as a defendant in law suits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings constitute ordinary routine litigation incidental to the business of the Bank Subsidiaries and that such litigation will not materially adversely affect the Registrant's consolidated financial condition.

 In addition to the normal legal proceedings referred to above, the Registrant, on behalf of Heartland, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. In January 1997, the U.S. Court of Federal Claims denied the Government's motion to dismiss this supervisory goodwill complaint. The Government had taken the position that the complaint, as well as the complaints of a number of other parties, should be prohibited from moving forward on statute of limitation grounds. At this time it is too early to tell whether Heartland will ultimately prevail in the suit and if so, what damages may be recovered.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.


 PART II


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS


 The Registrant's common stock was held by approximately 742 shareholders of record, as of December 31, 1996, and is traded in the over-the-counter market.

 The following table shows, for the indicated periods, the range of reported prices per share of the Registrant's common stock in the over-the-counter market. These quotations represent interdealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


         QUARTER                 HIGH BID                LOW ASK
 1996
           1st                     $ 35                   $ 35
           2nd                       37                     37
           3rd                       38                     40
           4th                       39                     41

         QUARTER                 HIGH BID                LOW ASK
 1995
           1st                     $ 27                   $ 28
           2nd                       29                     30
           3rd                       33                     32
           4th                       33                     34

 The following table sets forth the cash dividends per share paid on the Registrant's common stock for the past two years.

 DATE PAID                                       AMOUNT PER SHARE
 June 20, 1995                                               $.34
 January 3, 1996                                             $.47
 June 20, 1996                                               $.38
 January 3, 1997                                             $.47

 The Registrant's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semiannually. The ability of the Registrant to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from the Bank Subsidiaries. Regulatory authorities limit the amount of dividends which can be paid by the Bank Subsidiaries without prior approval from such authorities. For further discussion of the Bank Subsidiaries' dividend restrictions and capital requirements, see "Note 16" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Registrant semi-annually during the two years ended December 31, 1996.


 ITEM 6.  SELECTED FINANCIAL DATA

 The following sets forth a five year comparison of selected financial data. (Dollars in thousands)

                                                1996            1995          1994          1993          1992
 SUMMARY OF OPERATIONS
   Interest income                                $35,559       $33,465       $26,428       $25,510       $24,589
   Interest expense                                17,805        16,725        11,918        11,935        12,839
     Net interest income                           17,754        16,740        14,510        13,575        11,750
   Provision for loan losses                          147           280           168           492           543
   Other income                                     4,799         4,009         3,805         3,928         3,580
   Other expense                                   15,977        14,715        13,263        12,713        10,823
     Income before income taxes
       and cumulative effect of
       in accounting principle                      6,429         5,754         4,884         4,298         3,964
   Income tax expense                               2,263         1,830         1,450         1,150         1,100
     Net income before cumulative
       effect of change in
       accounting principle                         4,166         3,924         3,434         3,148         2,864
   Cumulative effect of change
     in accounting principle                            -             -             -           155             -
       Net income                                 $ 4,166       $ 3,924       $ 3,434       $ 3,303       $ 2,864
 PER COMMON SHARE DATA
   Primary earnings per share
     before cumulative effect of
     change in accounting principle                $ 4.22        $ 4.10        $ 3.59        $ 3.26        $ 3.10
   Primary earnings per share                        4.22          4.10          3.59          3.44          3.10
   Fully diluted earnings per share
     before cumulative effect of
     change in accounting principle                  3.98          3.88          3.43          3.14          3.05
   Fully diluted earnings per share                  3.98          3.88          3.43          3.30          3.05
   Dividend per common share                          .85           .81           .75           .75           .75
   Book value per common share                      39.12         36.07         31.37         30.89         27.09
 FINANCIAL RATIOS
   Net interest margin (TE)                          3.98%         3.98%         3.93%         3.85%         3.94%
   Return on average assets                           .85           .84           .84           .85           .86
   Return on average equity                         11.03         11.76         11.35         11.80         11.80
   Return on average common equty                   11.18         12.02         11.59         12.12         11.98
   Dividend payout ratio                            20.16         19.76         20.89         21.40         24.18
   Average total equity to average assets            7.69          7.17          7.38          7.17          7.31
   Total capital to risk-weighted assets            11.80         11.51         10.69         13.10         12.54
 YEAR END BALANCES
   Total assets                                  $515,397      $472,494      $451,158      $397,609      $395,127
   Net loans                                      345,533       304,190       279,545       221,109       212,287
   Total deposits                                 413,676       396,879       389,568       349,058       349,605
   Total equity                                    39,904        35,309        30,600        30,184        26,850
 AVERAGE BALANCES
   Total assets                                   491,058       465,287       409,684       390,252       331,919
   Net loans                                      323,540       294,220       243,166       214,408       178,919
   Total deposits                                 405,223       395,580       356,833       344,226       283,882
   Total equity                                    37,783        33,371        30,268        27,987        24,268


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the years ended December 31, 1996, 1995 and 1994. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

 This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Registrant and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/ regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the securities and Exchange Commission.

 On October 4, 1994, the First Mid Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. ("DBI") which owned 100% of the stock of Downstate National Bank ("DNB") for $8.6 million in cash. At the date of the acquisition, DBI had total assets of $52 million. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into the First Mid Bank with the First Mid Bank being the surviving entity. The acquisition was accounted for as a purchase and, accordingly, DBI's results of operations have been included in the consolidated statements of income since that date.


 OVERVIEW

 In 1996, the Registrant achieved record net income and earnings per share.
 For the year, net income was $4,166,000 up 6.2% from $3,924,000 in 1995. In 1995, net income increased 14.3% from $3,434,000 in 1994. Fully diluted net income per share was $3.98 in 1996 compared with $3.88 in 1995 and $3.43 in 1994. A summary of the factors which contributed to the changes in net income follows (in thousands):

 TABLE 1  EFFECT ON EARNINGS

                                                              1996 VS 1995               1995 VS 1994
 Net interest income                                        $ 1,014                    $ 2,230
 Provision for loan losses                                      133                       (112)
 Other income, including securities transactions                790                        204
 Other expenses, excluding SAIF assessment                     (511)                    (1,452)
 One-time SAIF assessment                                      (751)                         -
 Income taxes                                                  (433)                      (380)
 Increase in net income                                     $   242                    $   490

 The growth in earnings in 1996 was primarily due to an increase in net interest income. The improvement in net interest income was attributable to the increases in the volumes of earning assets and interest-bearing liabilities, reflecting strong internal growth during the year. Negatively impacting 1996 earnings was a one-time assessment ($751,000) to recapitalize the Savings Association Insurance Fund ("SAIF"). Legislation to recapitalize SAIF was signed into law by the President on September 30, 1996, and the assessment was paid by the Registrant in December 1996. After taking into account the decrease in income taxes resulting from this assessment, the actual reduction in year-to-date income amounted to $496,000 ($.47 per fully diluted share)

 In 1995, the growth in net interest income and a reduction in FDIC deposit insurance premiums were major factors contributing to the increase in net income. The increase in net interest income was due to the growth in the volumes of earning assets and interest-bearing liabilities.


 RESULTS OF OPERATIONS

 NET INTEREST INCOME

 The largest source of operating revenue for the Registrant is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

 For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax equivalent ("TE") adjustment. The Registrant's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):


 TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                   YEAR ENDED                     YEAR ENDED                      YEAR ENDED
                                DECEMBER 31, 1996               DECEMBER 31, 1995              DECEMBER 31, 1994
                           AVERAGE              AVERAGE    AVERAGE             AVERAGE    AVERAGE              AVERAGE
                           BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE      BALANCE   INTEREST    RATE
 ASSETS
 Interest bearing           $ 1,264   $     65     5.14%   $ 1,610   $     94      5.84%   $ 2,135   $     73      3.42%
 deposits
 Federal funds sold           3,403        180     5.29      6,199        356      5.74      3,643        156      4.28
 Investment securities
   Taxable                  111,640      6,858     6.14    115,725      7,068      6.11    117,285      5,772      4.92
   Tax-exempt(1)             11,442        953     8.33     12,831      1,111      8.66     14,546      1,289      8.86
 Loans (2)(3)               326,302     27,827     8.53    294,220     25,214      8.57    243,166     19,576      8.05
 Total earning assets       454,051     35,883     7.90    430,585     33,843      7.86    380,775     26,866      7.06
 Cash and due from banks     17,051                         15,382                          13,720
 Premises and equipment       9,864                          9,333                           8,393
 Other assets                12,854                         12,699                           9,150
 Allowance for loan         (2,762)                        (2,711)                         (2,354)
 losses
 Total assets              $491,058                       $465,288                        $409,684
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest Bearing
 Deposits
   Demand deposits         $110,708   $  3,085     2.79%  $106,118   $  2,823      2.66%  $110,069   $  2,764      2.51%
   Savings deposits          39,364      1,069     2.72     40,920      1,107      2.71     38,985      1,009      2.59
   Time deposits            204,362     11,156     5.46    202,305     10,958      5.42    170,252      7,298      4.29
 Securities sold under
   agreements to             12,411        574     4.62     16,481        777      4.71      9,697        310      3.20
 repurchase
 FHLB advances               23,920      1,405     5.87      7,633        487      6.39      2,696        135      5.01
 Federal funds purchased        800         44     5.50         26          2      7.69        710         26      3.66
 Long-term debt               6,819        472     6.92      7,636        571      7.48      5,579        376      6.74
 Total interest-bearing
     liabilities            398,384     17,805     4.47    381,119     16,725      4.39    337,988     11,918      3.53
 Demand deposits             50,789                         46,237                          37,527
 Other liabilities            4,102                          4,561                           3,901
 Stockholders' equity        37,783                         33,371                          30,268
 Total liabilities &       $491,058                       $465,288                        $409,684
 equity
 Net interest income (TE)             $ 18,078                       $ 17,118                        $ 14,948
 Net interest spread                              3.43%                           3.47%                           3.53%
 Impact of non-interest
 bearing
  funds                                            .55%                            .51%                            .40%
 Net yield on interest
 earning
   assets (TE)                                    3.98%                           3.98%                           3.93%

<F1>
 (1) Interest income and rates are presented on a tax equivalent basis ("TE") assuming a federal income tax rate of 34%.
<F2>
 (2) Loan fees are included in interest income and are not material.
<F3>
 (3) Nonaccrual loans have been included in the average balances.


 Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past two years (in thousands):

 TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                         1996 COMPARED TO 1995                        1995 COMPARED TO 1994
                                         INCREASE - (DECREASE)                        INCREASE - (DECREASE)
                               TOTAL                               RATE/      TOTAL                            RATE/
                              CHANGE      VOLUME       RATE      VOLUME(4)   CHANGE     VOLUME      RATE     VOLUME(4)
 EARNING ASSETS:
 Interest bearing deposits      $  (29)     $  (20)    $  (11)     $    2     $   21     $  (18)     $   52    $  (13)
 Federal funds sold               (176)       (161)       (28)         13        200        110          53        37
 Investment securities:
   Taxable                        (210)       (248)        38           -      1,296        (78)      1,391       (17)
   Tax-exempt (1)                 (158)       (120)       (42)          4       (178)      (152)        (30)        4
 Loans (2)(3)                    2,613       2,749       (123)        (13)     5,638      4,110       1,263       265
   Total interest income         2,040       2,200       (166)          6      6,977      3,972       2,729       276
 Interest-Bearing
 Liabilities
 Interest-bearing deposits
   Demand deposits                 262         122        134           6         59        (99)        164        (6)
   Savings deposits                (38)        (42)         4           -         98         50          46         2
   Time deposits                   198         111         86           1      3,660      1,374       1,924       362
 Securities sold under
   agreements to repurchase       (203)       (192)       (14)          3        467        217         147       103
 FHLB advances                     918       1,042        (39)        (85)       352        247          37        68
 Federal funds purchased            42          60         (1)        (17)       (24)       (25)         29       (28)
 Long-term debt                    (99)        (61)       (43)          5        195        139          41        15
   Total interest expense        1,080       1,040        127         (87)     4,807      1,903       2,388       516
  Net interest income           $  960      $1,160     $ (293)     $   93     $2,170     $2,069      $  341    $ (240)

<F1>
 (1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
<F2>
 (2) Loan fees are included in interest income and are not material.
<F3>
 (3) Nonaccrual loans are not material and have been included in the average balances.
<F4>
 (4) The changes in rate / volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

 On a tax equivalent basis, net interest income increased $960,000, or 5.6% in 1996, compared to an increase of 2,170,000, or 14.5% in 1995. As set forth in Table 3, the improvement in net interest income in 1996 was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates. In 1995, the increase in net interest income was due to the increases in the volume of earning assets and interest-bearing liabilities. To a lesser extent, changes in interest rates in 1995 also contributed to the growth in net interest income.

 In 1996, average earning assets increased by $23,466,000, or 5.4%, and average interest- bearing liabilities increased $17,265,000, or 4.5%, compared with 1995 (Table 2). The higher volumes of earning assets and interest-bearings liabilities were primarily the result of strong loan growth in 1996. As a percentage of average earning assets, average loans increased from 63.9% in 1994 to 71.9% in 1996 while average securities decreased from 34.6% in 1994 to 27.1% in 1996.

 Net interest margin remained constant at 3.98% in 1996 and 1995 and increased slightly from 3.93% in 1994.

 PROVISION FOR LOAN LOSSES

 The provision for loan losses in 1996 was $147,000 compared to $280,000 in 1995 and $168,000 in 1994. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

 OTHER INCOME

 An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

 TABLE 4  OTHER INCOME

                                                                                               $ CHANGE
                                                                                            FROM PRIOR YEAR
                                        1996             1995            1994            1996            1995
 Trust                                     $ 1,293          $ 1,118         $ 1,118          $  175            $  -
 Brokerage                                     386              183             349             203            (166)
 Securities losses                              (9)               -              (4)             (9)              4
 Service charges                             1,728            1,574           1,456             154             118
 Mortgage banking                              428              273             158             155             115
 Other                                         973              861             728             112             133
   Total other income                      $ 4,799          $ 4,009         $ 3,805          $  790          $  204

 The Registrant's other income increased to $4,799,000 as compared to $4,009,000 in 1995 and $3,805,000 in 1994. The increase between 1994 and
 1995 was primarily due to the acquisition of DBI in October, 1994.

 Trust revenues increased to $1,293,000 in 1996 and $1,118,000 in 1995 and 1994. Trust assets increased to $223,117,000 at December 31, 1996 from $215,903,000 at December 31, 1995 and $182,729,000 at December 31, 1994.
 During 1996, increased revenues were primarily due to an increase in fees generated on retirement plans under management and the increase in trust assets. During 1995 the number of estates under management and therefore executor fees on those accounts declined from the 1994 level.

 Revenues from brokerage and annuity sales increased in 1996 as the Registrant expanded its product line by offering full-service brokerage services and increasing its marketing efforts in this area. During 1995, brokerage and annuity sales decreased as consumer preference shifted away from annuity products when interest rates on traditional deposit products rose.

 Net securities losses in 1996 were $9,000 compared to $0 in 1995 and $4,000 in 1994.

 Service charges amounted to $1,728,000 in 1996 as compared to $1,574,000 in 1995 and $1,456,000 in 1994. The increase of $154,000 (9.8%) in service charges in 1996 as compared to 1995 was primarily due to an increase in the number of savings and transaction accounts and the volume associated with these accounts. The $118,000 (8.1%) increase in service charges in 1995 as compared to 1994 was primarily due to the addition of the Effingham and Altamont business units associated with the acquisition of DBI. These two business units added $104,000 to service charge income in 1995 as compared to $21,000 in 1994 because of the timing of the acquisition.

 Heartland originates loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $428,000 in 1996 as compared to $273,000 in 1995 and $158,000 in 1994. Included in 1996 mortgage banking income is the amount of the mortgage servicing rights recorded on loans originated and sold into the secondary market with servicing retained amounting to $196,000. In 1996, the volume of loans sold by Heartland was $21 million representing 339 loans as compared to $11 million in 1995 representing 189 loans.

 OTHER EXPENSE

 The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

 TABLE 5  OTHER EXPENSE

                                                                                                 $ CHANGE
                                                                                              FROM PRIOR YEAR
                                        1996            1995            1994           1996           1995
 Salaries and benefits                $ 7,938         $ 7,484         $ 6,964         $  454         $  520
 Occupancy                              1,098           1,021             937             77             84
 Equipment                              1,247           1,277           1,032            (30)           245
 FDIC premiums                            275             590             802           (315)          (212)
 One-time SAIF assessment                 751               -               -            751              -
 Amortization of intangibles              547             608             358            (61)           250
 Stationary and supplies                  559             449             324            110            125
 Legal and professional fees              795             699             737             96            (38)
 Marketing and promotion                  579             500             383             79            117
 Other operating expenses               2,188           2,087           1,726            101            361
   Total other expense                $15,977         $14,715         $13,263        $ 1,262        $ 1,452

 The Registrant's non-interest expense amounted to $15,977,000 in 1996 as compared to $14,715,000 in 1995 and $13,263,000 in 1994.

 Salaries and employee benefits, the largest component of other expense, increased 6.1% in 1996 compared to 7.5% in 1995. At December 31, 1996, the number of full-time equivalent ("FTE") employees totaled 257 compared to 254 and 247 at December 31, 1995 and 1994 respectively.

 Occupancy expense increased 2.0% to $2,345,000 in 1996 as compared to $2,298,000 in 1995. The 16.7% increase from $1,969,000 in 1994 to
 $2,298,000 in 1995 was primarily due to the DBI acquisition.

 The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was $275,000 in 1996, compared to $590,000 in 1995 and $802,000 in 1994. The 1996 decrease of $315,000 was the result of reduced FDIC insurance premiums paid by First Mid Bank during the year. The 1995 decrease was the result of a refund of FDIC premiums that First Mid Bank received in the third quarter of 1995 in the amount of $170,000 and a reduced assessment rate for the second half of 1995.

 In 1997, the Registrant paid a one-time assessment of $751,000 to recapitalize the Savings Association Insurance Fund ("SAIF"). Legislation to recapitalize SAIF was signed into law by the President on September 30, 1996, as the assessment was paid by the Registrant in December 1996.

 Amortization of intangible assets decreased 10% when comparing 1996 to 1995. This decrease was the result of the Registrant's purchase mortgage servicing rights from the Heartland acquisition being fully amortized in 1995. The 70% increase between 1995 and 1994 was the result of the additional intangible amortization associated with the acquisition of DBI.

 During 1996, various categories of other operating expenses were impacted by the implementation of several large technology projects including imaging of customer checks and statements and the establishment of a wide-area network, along with new products being introduced such as telephone banking.

 INCOME TAXES

 Total income tax expense amounted to $2,263,000 in 1996 as compared to $1,830,000 in 1995 and $1,450,000 in 1994. The 1996 tax expense includes state income tax expense totaling $195,000. In past years, low loan to deposit ratios and heavy reliance on interest income from state tax exempt securities had combined to produced operating losses for state tax purposes. These net operating loss carry forwards generated in past years have now been exhausted. Effective tax rates were 35.2%, 31.8% and 29.7% respectively, for 1996, 1995 and 1994, respectively. The effective tax rate has continued to increase each year as the relative percentage of tax-exempt income decreases.

 ANALYSIS OF BALANCE SHEETS

 SECURITIES

 The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the year-end amortized cost of the securities for the last three years (in thousands):

 TABLE 6  INVESTMENT PORTFOLIO

                                                                     DECEMBER 31,
                                            1996                          1995                         1994
                                                    % OF                          % OF                         % OF
                                    AMOUNT          TOTAL         AMOUNT          TOTAL         AMOUNT         TOTAL
 U.S. Treasury securities
  and obligations of
  U.S. Government Agencies
  and corporations                     $ 86,518            74%       $ 72,599            59%      $ 76,670           58%
 Obligations of states and
  political subdivisions                 11,398            10          12,009            10         13,664           10
 Mortgage-backed securities              15,283            13          35,766            29         40,720           31
 Other securities                         4,285             3           2,105             2          1,888            1
     Total securities                  $117,484           100%       $122,479           100%      $132,942          100%

 At December 31, 1996 the Registrant's investment portfolio showed a decrease in mortgage-backed securities and an increase in U. S. Government agency securities. This change in the portfolio mix improves the repricing characteristics of the portfolio, helps mollify the Registrant's total exposure relating to real estate assets and improves the portfolio yield.

 The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 1996 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

 TABLE 7 INVESTMENT MATURITY SCHEDULE

                                              ONE            AFTER 1          AFTER 5          AFTER
                                             YEAR            THROUGH          THROUGH           TEN
                                            OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
 Available-for-sale:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                              $11,628          $56,214          $18,179         $   497        $ 86,518
 Obligations of state and
   political subdivisions                        805            5,503              991             618           7,917
 Mortgage-backed securities                    2,545            9,682              564           2,492          15,283
 Other securities                                  -                -                -           4,285           4,285
 Total Investments                           $14,978          $71,399          $19,734         $ 7,892        $114,003
 Weighted average yield                         5.45%            6.22%            6.39%           6.74%           6.18%
 Full tax equivalent yield                      5.60%            6.45%            6.54%           7.18%           6.39%
 Held-to-maturity:
 Obligations of state and
   political subdivisions                    $   620          $ 2,088          $   308         $   465        $  3,481
 Weighted average yield                         5.51%            4.98%            5.96%           5.74%           5.26%
 Full tax equivalent yield                      8.35%            7.55%            9.03%           8.70%           7.98%

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

 With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 1996.

 In December 1995, the Registrant reclassified certain investment securities between held-to- maturity and available-for-sale in accordance with guidelines issued by the Financial Accounting Standards Board ("FASB") permitting a one-time change in classification. Based on discussion and analysis, the Registrant decided that only local, non-rated municipal securities would be classified as held-to-maturity and the remaining portfolio would be designated as available-for-sale. The book value and gross unrealized loss of securities transferred from held-to-maturity to available-for-sale amounted to $52,536,000 and $445,000, respectively.


 LOANS

 The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):


 TABLE 8  COMPOSITION OF LOANS

                                      1996              1995              1994              1993              1992
 Commercial, financial
   and agricultural                $ 75,028          $ 65,916          $ 61,520          $ 50,353          $ 46,464
 Real estate - mortgage             241,240           211,147           195,524           151,916           146,333
 Installment                         30,423            27,996            22,294            16,360            16,316
 Other                                1,526             1,945             2,815             4,590             5,080
   Total loans                     $348,217          $307,004          $282,153          $223,219          $214,193

 At December 31, 1996, the Registrant had loan concentrations in agricultural industries of 13.3% of outstanding loans at December 31, 1996 and 12.9% at December 31, 1995. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.


 TABLE 9  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

 The following table presents the balance of loans outstanding as of December 31, 1996, by maturities (dollars in thousands):

                                                                      MATURITY (1)
                                                               OVER 1
                                          ONE YEAR             THROUGH              OVER
                                         OR LESS(2)            5 YEARS             5 YEARS              TOTAL
 Commercial, financial
   and agricultural                      $  50,439            $ 22,482            $  2,107           $ 75,028
 Real estate - mortgage                     46,255             124,797              70,188            241,240
 Installment                                 7,154              22,024               1,245             30,423
 Other                                         231                 735                 560              1,526
   Total loans                           $ 104,079            $170,038            $ 74,100           $348,217
 (1) Based on scheduled principal repayments.
 (2) Includes demand loans, past due loans and overdrafts.

 As of December 31, 1996, loans with maturities over one year consisted of $198,993,000 in fixed rate loans and $45,145,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case by case basis.


 NONPERFORMING LOANS

 Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
 (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

 The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

 TABLE 10  NONPERFORMING LOANS

                                                                        DECEMBER 31,
                                         1996                     1995         1994        1993        1992
 Nonaccrual loans                       $ 790                    $ 636        $ 393       $ 497       $ 685
 Loans past due ninety days
   or more and still accruing             575                      554          509         248         585
 Restructured loans which are
   performing in accordance
   with revised terms                     580                      604          772         307         383

 Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $143,000, $143,000 and $100,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income that was included in income totaled $39,000, $56,000 and $37,000 for the same periods.

 The Registrant's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due and when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

 LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

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

 Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At December 31, 1996, the Registrant's loan portfolio included $46.4 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $6.6 million from $39.7 million at December 31, 1995. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage lending activity in and around east central Illinois. At December 31, 1996, these loans amounted to $172.3 million or 49.5% of total loans. Residential mortgage loans amounted to $153.6 million or 50.0% of total loans at December 31, 1995.

 TABLE 11  ALLOWANCE FOR LOAN LOSSES

 Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                            1996                    1995           1994          1993          1992
 Average loans outstanding,
   net of unearned income                 $326,302                $294,220      $243,166      $214,408      $178,919
 Allowance-beginning of year                 2,814                   2,608         2,110         1,906         1,566
 Balance of
   acquired subsidiary                           -                       -           343             -           350
 Charge-offs:
 Commercial, financial
   and agricultural                            238                      18            29            140          298
 Real estate-mortgage                            6                     111            28            241          350
 Installment                                   131                      57           120             86          139
   Total charge-offs                           375                     186           177            467          787
 Recoveries:
 Commercial, financial
   and agricultural                             53                      73            98            150          167
 Real estate-mortgage                            -                       -            21              3           18
 Installment                                    45                      39            45             26           49
   Total recoveries                             98                     112           164            179          234
 Net charge-offs                               277                      74            13            288          553
 Provision for loan losses                     147                     280           168            492          543
 Allowance-end of period                  $  2,684                $  2,814      $  2,608       $  2,110     $  1,906
 Ratio of net charge-offs to
   average loans                              .08%                    .03%          .01%           .13%         .31%
 Ratio of allowance for loan
   losses to loans outstanding
   (less unearned interest
   at end of period)                          .77%                    .90%          .93%           .95%         .89%
 Ratio of allowance for loan
   losses to nonperforming
   loans                                    138.0%                  156.8%        155.8%         200.6%       115.3%

 The Registrant minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

 During 1996, the Registrant had net charge-offs of $277,000, a significant increase from 1995 and 1994 net charge-offs of $74,000 and $13,000 respectively. $151,000 (55%) of the 1996 charge-offs related to three specific loans for which management does not anticipate any significant future recoveries. While management believes that these losses represented isolated events and do not reflect on the overall quality of the loan portfolio, management is also aware of the increasing rate of personal bankruptcies both nationally and in the Registrant's service area. Accordingly, management believes that its provision for loan losses will need to increase in 1997. On December 31, 1996, the allowance for loan losses amounted to $2,684,000, or .77% of total loans, and 138.0% of nonperforming loans. At December 31, 1995, the allowance was $2,814,000, or .92% of total loans, and 156.8% of nonperforming loans.

 The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

 TABLE 12  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                              DECEMBER 31, 1996               DECEMBER 31, 1995                DECEMBER 31, 1994
                           ALLOWANCE       % OF             ALLOWANCE      % OF              ALLOWANCE     % OF
                              FOR          LOANS               FOR         LOANS                FOR        LOANS
                             LOAN        TO TOTAL             LOAN       TO TOTAL              LOAN      TO TOTAL
                            LOSSES         LOANS             LOSSES        LOANS              LOSSES       LOANS
 Commercial, financial
   and agricultural           $ 1,854           21.5%          $ 1,554          21.5%          $ 1,481          21.8%
 Real estate-mortgage             434           69.3               314          68.8%              427          69.3%
 Installment                      152            8.7               131           9.1%              100           7.9%
 Other                              -             .5                 -            .6%                -           1.0%
 Total allocated                2,440                            1,999                           2,008
 Unallocated                      244            N/A               815            N/A              600           N/A
 Allowance at end of
   reported period            $ 2,684          100.0%          $ 2,814         100.0%          $ 2,608         100.0%


                                  DECEMBER 31, 1993                     DECEMBER 31, 1992
                               ALLOWANCE        % OF                 ALLOWANCE       % OF
                                  FOR           LOANS                   FOR          LOANS
                                 LOAN         TO TOTAL                 LOAN        TO TOTAL
                                LOSSES          LOANS                 LOSSES         LOANS
 Commercial, financial
   and agricultural                $ 1,351            22.5%             $ 1,045            21.7%
 Real estate-mortgage                  330            68.1%                 325            68.3%
 Installment                            78             7.3%                 183             7.6%
 Other                                   -             2.1%                   -             2.4%
 Total allocated                     1,759                                1,553
 Unallocated                           351             N/A                  353             N/A
 Allowance at end of
   reported period                 $ 2,110           100.0%             $ 1,906           100.0%

 The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.


 DEPOSITS

 Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 1996, 1995 and 1994 (dollars in thousands):


 TABLE 13  COMPOSITION OF DEPOSITS

                                          1996                      1995                      1994
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
 Demand deposits:
   Non-interest bearing             $ 50,789            -     $ 46,237            -     $ 37,527            -
   Interest bearing                  110,708        2.79%      106,118        2.66%      110,069        2.51%
 Savings                              39,364        2.72%       40,920        2.71%       38,985        2.59%
 Time deposits                       204,362        5.46%      202,305        5.42%      170,252        4.29%
   Total average deposits           $405,223        3.78%     $395,580        3.76%     $356,833        3.10%


 The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

 TABLE 14  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                                                         DECEMBER 31,
                                           1996                     1995                     1994
 3 months or less                       $ 20,658                 $ 17,167                $ 12,124
 Over 3 through 6 months                   7,322                    6,451                   4,525
 Over 6 through 12 months                  6,897                    7,495                   5,998
 Over 12 months                            5,893                    6,217                   6,807
   Total                                $ 40,770                 $ 37,330                $ 29,454


 OTHER BORROWINGS


 Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and federal funds purchased. Information relating to other borrowings for the last three years is presented below (in thousands):


 TABLE 15  SCHEDULE OF OTHER BORROWINGS

                                                                          1996               1995              1994
 At December 31:
   Securities sold under agreements to repurchase                      $18,360            $16,815           $15,590
   Federal Home Loan Bank advances:
     Overnight                                                          19,733              2,200             3,500
     Fixed term - due in one year or less                               11,693              6,000                 -
     Fixed term - due after one year                                     1,000              3,500                 -
   Federal funds purchased                                                   -                  -               500
     Total                                                             $50,786            $28,515           $19,590
     Average interest rate at year end                                   5.91%              5.11%             3.55%
 Maximum Outstanding at Any Month-end
   Securities sold under agreements to repurchase                      $18,860            $21,200           $15,980
   Federal Home Loan Bank advances:
     Overnight                                                          23,083              5,000             8,250
     Fixed term - due in one year or less                               20,693              5,000                 -
     Fixed term - due after one year                                     7,500              6,500                 -
   Federal funds purchased                                               6,500                  -             5,000
     Total                                                             $76,636            $37,700           $29,230
 Averages for the Year
   Securities sold under agreements to repurchase                      $12,411            $16,481            $9,697
   Federal Home Loan Bank advances:
     Overnight                                                           8,136              1,104             2,803
     Fixed term - due in one year or less                                9,352              2,905                 -
     Fixed term - due after one year                                     6,432              3,598                 -
   Federal funds purchased                                                 800                 26               603
     Total                                                             $37,131            $24,114           $13,103
     Average interest rate during the year                               5.45%              5.24%             3.59%


 Securities sold under agreements to repurchase primarily represent borrowings originated as part of cash management services offered to corporate customers. The remaining balance of securities sold under agreements to repurchase represents term repurchase agreements with the State of Illinois.

 Federal Home Loan Bank advances represent borrowings by the Bank
 Subsidiaries to fund loan demand.


 INTEREST RATE SENSITIVITY

 The Registrant seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

 The Registrant monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Registrant's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds in an effort to maintain a cumulative one-year gap to earning assets ratio of less than 30% of total earning assets.

 In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Registrant's interest rate repricing gaps for selected maturity periods at December 31, 1996 (in thousands):

 TABLE 16 GAP TABLE

                                                   NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
 INTEREST EARNING ASSETS:                 0-1              1-3             3-6            6-12             12+
 Deposits with other financial
   institutions                          $      453          $     -         $     -         $     -       $      99
 Federal funds sold                           6,500                -               -               -               -
 Taxable investment securities               23,861           11,450           6,947           3,912          59,693
 Nontaxable investment securities               460              249             327           1,876           8,733
 Loans                                       47,121           25,712          21,060          30,897         223,427
   Total                                 $   78,395        $  37,411       $  28,334       $  36,685       $ 291,952
 INTEREST BEARING LIABILITIES:
 Savings and N.O.W. accounts (1)              5,361           10,722          16,084          32,167          58,191
 Money market accounts                       35,837                -               -               -               -
 Other time deposits                         14,903           41,207          37,556          43,975          62,629
 Other borrowings                            44,686            1,600           3,500               -           1,000
 Long-term debt                               6,200                -               -               -               -
   Total                                  $ 106,987        $  53,529       $  57,140       $  76,142       $ 121,820
   Periodic GAP                           $ (28,592)       $ (16,118)      $ (28,806)      $ (39,457)      $ 170,132
   Cumulative GAP                         $ (28,592)       $ (44,710)      $ (73,516)      $(112,973)      $  57,159
 GAP as a % of interest earning assets:
   Periodic                                  (6.0%)           (3.4%)          (6.1%)          (8.3%)           36.0%
   Cumulative                                (6.0%)           (9.5%)         (15.6%)         (23.9%)           12.1%

<F1>
 (1) Historically the Registrant's NOW accounts and savings deposits have been relatively insensitive to interest rate changes.  However, the Registrant considers a portion of these deposits to be rate sensitive based on historical trends and management's expectations.

 At December 31, 1996, the Registrant was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. However, the Registrant's historical repricing of N.O.W. and savings accounts has not, and is not expected to change on a frequent basis and this would mitigate to some extent the negative effect of an upturn in rates. Management has, over the past year, placed an emphasis on growing core deposits, which are considered to be less sensitive to changes in interest rates. This strategy, among other actions contributed to the reduction of the one-year gap from (29.7%) at December 31, 1995 to (23.9%) at December 31, 1996.

 Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Registrant. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Registrant's earning assets and interest bearing liabilities. For this reason, the Registrant uses financial models to project interest income under various rate scenarios and various assumptions relative to the prepayments, reinvestment and roll overs of assets and liabilities.


 CAPITAL RESOURCES

 At December 31, 1996, the Registrant's stockholders' equity amounted to $39,904,000, a $4,595,000 or 13.0% increase from the $35,309,000 balance as of December 31, 1995. During the year, net income contributed $4,166,000 to equity before the payment of dividends to common and preferred stockholders amounting to $1,081,000. The change in net unrealized gain on available-for-sale investment securities decreased stockholders' equity by $175,000, net of tax.

 During 1996, the Registrant began issuing Company common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings Plan) for its employees. During 1996, 15,248 shares were issued pursuant to the Deferred Compensation Plan and 15,734 shares were issued pursuant to the First Retirement and Savings Plan.

 In late 1994, the Registrant implemented a Dividend Reinvestment Plan whereby common and preferred shareholders could elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. This plan became effective with the January, 1995 common stock dividend. Of the $1,081,000 in common and preferred stock dividends paid during 1996, $592,000 or 54.8% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 16,843 shares of common stock being issued during 1996.

 The Registrant and its subsidiaries have capital ratios which are above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At December 31, 1996, the Registrant's leverage ratio was 6.81%.

 A tabulation of the Registrant's and its subsidiaries' risk-based capital ratios as of December 31, 1996 follows:

 TABLE 17  RISK-BASED CAPITAL RATIOS

                                               TIER ONE CAPITAL           TOTAL CAPITAL         TIER ONE CAPITAL
                                               TO RISK-WEIGHTED         TO RISK-WEIGHTED           TO AVERAGE
                                                    ASSETS                    ASSETS                 ASSETS
 First Mid-Illinois Bancshares, Inc.
  (Consolidated)                                    10.95%                   11.80%                   6.81%
 First Mid-Illinois Bank & Trust, N.A.              11.70                    12.57                    7.65
 Heartland Savings Bank                             15.20                    16.00                    7.01


 Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

 LIQUIDITY

 Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.

 EFFECTS OF INFLATION

 Unlike industrial companies, virtually all of the assets and liabilities of the Registrant are monetary in nature. As a result, interest rates have a more significant impact on the Registrant's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are effected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Registrant's assets and liabilities which are important to the maintenance of acceptable performance levels. The Registrant attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset these potential effects.

 FUTURE ACCOUNTING CHANGES

 In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transactions occurring after December 31, 1996; however SFAS 127, issued in December 1996, defers the effective date of certain elements of SFAS 125 for one year. The Registrant does not expect these pronouncements to have a significant impact on its consolidated financial condition or results of operations.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 CONSOLIDATED BALANCE SHEETS
 December 31, 1996 and 1995
 (In thousands, except share data)                                              1996                      1995
 ASSETS
 Cash and due from banks (note 3):
   Non-interest bearing                                                      $  20,158                  $ 17,536
   Interest bearing                                                                453                       784
 Federal funds sold                                                              6,500                     4,975
   Cash and cash equivalents                                                    27,111                    23,295
 Interest bearing deposits with other financial institutions                        99                        99
 Investment securities:
   Available-for-sale, at fair value (note 4)                                  114,027                   119,388
   Held-to-maturity, at amortized cost
   (estimated fair value of $3,491 and $3,409 at
   December 31, 1996 and 1995, respectively) (note 4)                            3,481                     3,381
 Loans (note 5)                                                                348,217                   307,004
 Less allowance for loan losses (note 6)                                         2,684                     2,814
   Net loans                                                                   345,533                   304,190
 Premises and equipment, net (note 7)                                           10,735                     9,487
 Accrued interest receivable                                                     5,229                     4,397
 Intangible assets (notes 2 and 8)                                               5,472                     6,019
 Other assets (note 15)                                                          3,710                     2,238
   TOTAL ASSETS                                                               $515,397                  $472,494
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing                                                       $ 55,044                  $ 51,017
   Interest bearing (note 9)                                                   358,632                   345,862
   Total deposits                                                              413,676                   396,879
 Accrued interest payable                                                        1,656                     1,580
 Securities sold under agreements to repurchase (notes 4 and 10)                18,360                    16,815
 Federal Home Loan Bank advances (note 10)                                      32,426                    11,700
 Long-term debt (note 11)                                                        6,200                     7,200
 Other liabilities (note 15)                                                     3,175                     3,011
   TOTAL LIABILITIES                                                           475,493                   437,185
 Stockholders' Equity
 Series A convertible preferred stock; no par value;
   authorized 1,000,000 shares; issued 620 shares with
   stated value of $5,000 per share                                              3,100                     3,100
 Common stock, $4 par value; authorized 2,000,000 shares;
   issued 942,816 shares in 1996 and 894,991 shares in 1995                      3,771                     3,580
 Additional paid-in-capital                                                      5,463                     3,969
 Retained earnings                                                              27,578                    24,493
 Net unrealized gain on available-for-sale
   investment securities, net of tax (note 4)                                       16                       191
 Less treasury stock at cost, 2,000 shares                                          24                        24
 TOTAL STOCKHOLDERS' EQUITY                                                     39,904                    35,309
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $515,397                  $472,494
 See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF INCOME
 For the years ended December 31, 1996, 1995 and 1994
 (In thousands, except per share data)
                                                                  1996                  1995                  1994
 INTEREST INCOME:
 Interest and fees on loans (note 5)                            $27,827              $ 25,214              $ 19,576
 Interest on investment securities:
   Taxable                                                        6,858                 7,068                 5,772
   Exempt from federal income tax                                   629                   733                   851
 Interest on federal funds sold                                     180                   356                   156
 Interest on deposits with other financial institutions              65                    94                    73
   Total interest income                                         35,559                33,465                26,428
 INTEREST EXPENSE:
 Interest on deposits (note 9)                                   15,310                14,888                11,071
 Interest on securities sold under agreements
   to repurchase (note 10)                                          574                   777                   310
 Interest on Federal Home Loan Bank advances (note 10)            1,405                   487                   135
 Interest on Federal funds purchased (note 10)                       44                     2                    26
 Interest on long-term debt (note 11)                               472                   571                   376
   Total interest expense                                        17,805                16,725                11,918
   Net interest income                                           17,754                16,740                14,510
 Provision for loan losses (note 6)                                 147                   280                   168
   Net interest income after provision for loan losses           17,607                16,460                14,342
 OTHER INCOME:
 Trust revenues                                                   1,293                 1,118                 1,118
 Brokerage revenues                                                 386                   183                   349
 Service charges                                                  1,728                 1,574                 1,456
 Securities (losses), net (note 4)                                   (9)                    -                    (4)
 Mortgage banking income                                            428                   273                   158
 Other                                                              973                   861                   728
   Total other income                                             4,799                 4,009                 3,805
 OTHER EXPENSE:
 Salaries and employee benefits (note 14)                         7,938                 7,484                 6,964
 Net occupancy expense                                            1,098                 1,021                   937
 Equipment rentals, depreciation and maintenance                  1,247                 1,277                 1,032
 Federal deposit insurance premiums                                 275                   590                   802
 Savings Association Insurance Fund
   recapitalization assessment                                      751                     -                     -
 Amortization of intangible assets (note 8)                         547                   608                   358
 Stationary and supplies                                            559                   449                   324
 Legal and professional                                             795                   699                   737
 Marketing and promotion                                            579                   500                   383
 Other                                                            2,188                 2,087                 1,726
   Total other expense                                           15,977                14,715                13,263
 Income before income taxes                                       6,429                 5,754                 4,884
 Income taxes (note 15)                                           2,263                 1,830                 1,450
   Net income                                                  $  4,166              $  3,924              $  3,434
 Per common share data:
 Primary earnings per share                                    $   4.22              $   4.10              $   3.59
 Fully diluted earnings per share                                  3.98                  3.88                  3.43
 See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 For the years ended December 31, 1996, 1995 and 1994
 (In thousands, except per share data)
                                                                                            NET
                                                                                     UNREALIZED
                                                                                     GAIN(LOSS)
                                                                                             ON
                                                                                     AVAILABLE-
                                                           ADDITIONAL                  FOR-SALE
                                  PREFERRED       COMMON     PAID-IN-     RETAINED   INVESTMENT     TREASURY
                                      STOCK        STOCK      CAPITAL     EARNINGS   SECURITIES        STOCK        TOTAL
 DECEMBER 31, 1993                 $  3,100     $  3,515     $  3,531     $ 19,087     $    975     $    (24)     $ 30,184
 Net income                               -            -            -        3,434            -            -         3,434
 Cash dividends on preferred
   stock ($462.50 per share)              -            -            -         (286)           -            -          (286)
 Cash dividends on common
   stock ($.75 per share)                 -            -            -         (658)           -            -          (658)
 Change in net unrealized
   gain/(loss) on available-
   for-sale investment
   securities, net of tax                 -            -            -            -       (2,074)           -        (2,074)
 DECEMBER 31, 1994                    3,100        3,515        3,531       21,577       (1,099)         (24)       30,600
 Net income                               -            -            -        3,924            -            -         3,924
 Cash dividends on preferred
   stock ($462.50 per share)              -            -            -         (286)           -            -          (286)
 Cash dividends on common
   stock ($.81 per share)                 -            -            -         (722)           -            -          (722)
 Issuance of 16,222 common
   shares pursuant to the
   Dividend Reinvestment Plan             -           65          438            -            -            -           503
 Change in net unrealized
   gain/(loss) on available-
   for-sale investment
   securities, net of tax                 -            -            -            -        1,290            -         1,290
 DECEMBER 31, 1995                    3,100        3,580        3,969       24,493          191          (24)       35,309
 Net income                               -            -            -        4,166            -            -         4,166
 Cash dividends on preferred
   stock ($462.50 per share)              -            -            -         (286)           -            -          (286)
 Cash dividends on common
   stock ($.85 per share)                 -            -            -         (795)           -            -          (795)
 Issuance of 16,843 common
   shares pursuant to the
   Dividend Reinvestment Plan             -           67          525            -            -            -           592
 Issuance of 15,248 common
   shares pursuant to the
   Deferred Compensation Plan             -           61          476            -            -            -           537
 Issuance of 15,734 common
   shares pursuant to the
   First Retirement & Savings
   Plan                                   -           63          493            -            -            -           556
 Change in net unrealized
   gain on available-for-
   sale investment
   securities, net of tax                 -            -            -            -         (175)           -          (175)
 DECEMBER 31, 1996                 $  3,100     $  3,771     $  5,463     $ 27,578     $     16     $    (24)     $ 39,904
 See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the years ended December 31, 1996, 1995 and 1994
 (In thousands)                                                       1996                 1995                 1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                         $ 4,166             $  3,924            $  3,434
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                            147                  280                 168
   Depreciation, amortization and accretion, net                      1,251                1,231               1,503
   Loss on sales of securities, net                                       9                    -                   4
   Gain on sale of loans held for sale, net                            (322)                (126)                (22)
   Deferred income taxes                                                (77)                (110)                158
   (Increase) decrease in accrued interest receivable                  (832)                (468)                158
   Increase in accrued interest payable                                  76                  566                 170
   Origination of mortgage loans held for sale                      (21,139)             (10,592)             (4,307)
   Proceeds from sale of mortgage loans held for sale                21,113               11,055               5,021
   (Increase) decrease in other assets                               (1,300)                 394                 365
   Increase (decrease) in other liabilities                             310                 (290)               (946)
 Net cash provided by operating activities                            3,402                5,864               5,706
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of mortgage servicing rights                           (196)                   -                   -
 Purchases of premises and equipment                                 (2,036)                (891)               (455)
 Net increase in loans                                              (41,142)             (25,262)            (29,438)
 Proceeds from sales of:
   Securities available-for-sale                                     31,667                  487              21,232
 Proceeds from maturities of:
   Securities available-for-sale                                     32,894               19,905               4,274
   Securities held-to-maturity                                          580               12,549              31,631
 Purchases of:
   Securities available-for-sale                                    (59,366)             (16,200)            (22,636)
   Securities held-to-maturity                                         (680)              (6,161)            (14,975)
 Net decrease in interest bearing deposits                                -                    -               2,776
 Purchase of financial organization, net of cash received                 -                    -              (6,706)
 Net cash used in investing activities                              (38,279)             (15,573)            (14,297)
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                 16,797                7,311              (6,829)
 Increase in securities sold under agreements to repurchase           1,545                1,225               9,960
 Increase in Federal Home Loan Bank advances                         20,726                8,200                   -
 (Decrease) in federal funds purchased                                    -                 (500)                  -
 Repayment of long-term debt                                         (1,000)                (500)               (300)
 Proceeds from long-term debt                                             -                    -               3,000
 Proceeds from issuance of common stock                               1,093                    -                   -
 Dividends paid on preferred stock                                      (32)                 (58)               (286)
 Dividends paid on common stock                                        (436)                (387)               (658)
 Net cash provided by financing activities                           38,693               15,291               4,887
 Increase (decrease) in cash and cash equivalents                     3,816                5,582              (3,704)
 Cash and cash equivalents at beginning of year                      23,295               17,713              21,417
 Cash and cash equivalents at end of year                           $27,111              $23,295             $17,713
 ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest paid                                                    $17,969              $17,291             $12,306
   Income taxes                                                       2,080                1,900               1,400
 Loans transferred to real estate owned                                 290                  182                 264
 Dividends reinvested in common shares                                  592                  503                   -
 See accompanying notes to consolidated financial statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 1996, 1995 AND 1994

 NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF ACCOUNTING AND CONSOLIDATION

 The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly owned subsidiaries: First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"); Heartland Savings Bank ("Heartland"); and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies.

 USE OF ESTIMATES

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

 CASH EQUIVALENTS

 For purposes of reporting cash flows, cash equivalents include amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

 INVESTMENT SECURITIES

 The Registrant classifies its debt securities into one or more of three
 categories:  held-to-maturity, available-for-sale, or trading.   Held-to-
 maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the
 Registrant's overall asset and liability strategy.   Trading securities are
 those securities bought and held principally for the purpose of selling them in the near term. The Registrant has no securities designated as trading.

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

 Realized gains and losses on the sale of investment securities are recorded using the specific identification method.

 LOANS

 Loans are stated at the principal amount outstanding less unearned discount, net of the allowance for loan losses. Interest on substantially all loans is credited to income based on the principal amount outstanding.

 The Registrant's policy is to generally discontinue the accrual of interest income on any loan for which principal or interest is 90 days past due and when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

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

 The Registrant adopted Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition
 and Disclosure", on January 1, 1995.   Management, considering current
 information and events regarding the borrower's ability to repay their obligations, considers a loan to be impaired when it is probable that the Registrant will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. The amount of the impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's
 effective interest rate.   Interest income on impaired loans is recorded
 when cash is received and only if principal is considered to be fully collectible.

 PREMISES AND EQUIPMENT

 Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is determined principally by the straight-line method over the estimated useful lives of the assets.

 INTANGIBLE ASSETS

 Intangible assets generally arise from business combinations which the Registrant accounted for as purchases. Such assets consist of the excess of the purchase price over the fair market value of net assets acquired, specific amounts assigned to core deposit relationships of acquired businesses. Intangible assets are amortized by the straight-line and accelerated methods over various periods of up to 15 years. The Registrant assesses the recoverability of its intangible assets through reviews of various economic factors on a periodic basis in determining whether impairment, if any, exists.

 PREFERRED STOCK

 In connection with the Registrant's acquisition of Heartland in 1992, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Registrant pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 202.1 shares of common stock for each share of preferred. The Registrant also has the right, any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Registrant also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

 MORTGAGE BANKING ACTIVITIES

 Heartland originates residential mortgage loans both for its portfolio and for sale into the secondary market, generally with servicing rights retained. Included in mortgage banking income are gains or losses on the sale of loans and servicing fee income. Origination costs for loans sold are expensed as incurred. Loans that are originated and held for sale are carried at the lower of aggregate amortized cost or estimated market value. Gains or losses from loan sales are computed using the specific identification method and are included in mortgage banking income in the Consolidated Statements of Income.

 Effective January 1, 1996, the Registrant adopted Financial Accounting Standards Board's Statement No. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS AN AMENDMENT OF FASB STATEMENT NO. 65," ("SFAS 122") which requires the recognition as separate assets the rights to service mortgage loans for others, however those rights are acquired. Originated Mortgage Servicing Rights ("OMSRs") are amortized in proportion to and over the period of estimated net servicing income. During 1996, $196,000 of mortgage servicing rights were capitalized with $50,000 of amortization expense being incurred.

 INCOME TAXES

 The Registrant and its subsidiaries file consolidated Federal and State income tax returns with each organization computing its taxes on a separate company basis. Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws.

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

 TRUST DEPARTMENT ASSETS

 Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets since such items are not assets of the Registrant or its subsidiaries.

 EARNINGS PER SHARE

 Income for primary earnings per common share is adjusted for dividends attributable to preferred stock. Primary earnings per common share is based on the weighted average number of common shares outstanding. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock.

 The weighted average number of common equivalent shares used in calculating earnings per share were as follows:

                             1996                 1995                1994
 Primary                       920,460              887,370             876,769
 Fully diluted               1,045,762            1,012,672           1,002,071


 NOTE 2 - ACQUISITION

 On October 4, 1994, the First Mid Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. ("DBI") which owned 100% of the stock of Downstate National Bank ("DNB"). DNB had locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into the First Mid Bank with the First Mid Bank being the surviving entity.

 DBI was purchased for cash of $8,570,0000, with $5,570,000 of that amount being internally generated funds and $3,000,000 resulting from additional long-term borrowings of the Registrant.

 The acquisition of DBI by the First Mid Bank was accounted for using the purchase method of accounting whereby the assets and liabilities of DBI were recorded at their fair values as of the acquisition date and the operating results of DBI operations have been combined with those of the Registrant since October 4, 1994.


 NOTE 3 - CASH AND DUE FROM BANKS

 Aggregate cash and due from bank balances of $8,263,000 and $5,881,000 at December 31, 1996 and 1995, respectively, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


 NOTE 4 - INVESTMENT SECURITIES

 The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1996 and 1995 were as follows (in thousands):

                                                                           GROSS              GROSS            ESTIMATED
                                                      AMORTIZED         UNREALIZED         UNREALIZED            FAIR
 1996                                                   COST               GAINS             LOSSES              VALUE
 Available-for-sale:
 U.S. Treasury securities and obligations
  of U.S. Government corporations and
  agencies                                           $ 86,518            $   342            $ (585)           $ 86,275
 Obligations of states and political
  subdivisions                                          7,917                249                (3)              8,163
 Mortgage-backed securities                            15,283                103               (82)             15,304
 Federal Home Loan Bank stock                           3,878                  -                 -               3,878
 Other securities                                         407                  -                 -                 407
  Total available-for-sale                           $114,003            $   694            $ (670)           $114,027
 Held-to-maturity:
 Obligations of states and political
  subdivisions                                        $ 3,481            $    28            $  (18)            $ 3,491


                                                                                     GROSS               GROSS             ESTIMATED
                                                               AMORTIZED          UNREALIZED          UNREALIZED             FAIR
 1995                                                            COST                GAINS              LOSSES               VALUE
 Available-for-sale:
 U.S. Treasury securities and obligations
  of U.S. Government corporations and
  agencies                                                   $   72,599            $    481             $ (683)          $   72,397
 Obligations of states and political
  subdivisions                                                    8,628                 440                 (7)               9,061
 Mortgage-backed securities                                      35,766                 222               (163)              35,825
 Federal Home Loan Bank stock                                     1,699                   -                   -               1,699
 Other securities                                                   406                   -                   -                 406
   Total available-for-sale                                  $  119,098             $ 1,143             $ (853)          $  119,388
 Held-to-maturity:
 Obligations of states and political
  Subdivisions                                               $    3,381             $    43              $ (15)          $    3,409

 Proceeds from sales of investment securities and realized gains and losses were as follows during the three years ended December 31, 1996, 1995 and 1994 (in thousands):

                                        1996                1995                1994
 Proceeds from sales                 $ 31,667             $   487           $ 21,232
 Gains                                    155                   -                157
 Losses                                   164                   -                161

 Maturities of investment securities were as follows at December 31, 1996 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  AMORTIZED                    ESTIMATED
                                                    COST                      FAIR VALUE
 Available-for-sale:
  Due in one year or less                         $ 12,433                     $ 12,390
  Due after one-five years                          61,717                       61,965
  Due after five-ten years                          19,170                       18,962
  Due after ten years                                5,400                        5,405
                                                    98,720                       98,722
  Mortgage-backed securities                        15,283                       15,304
 Total available-for-sale                         $114,003                     $114,027
 Held-to-maturity:
  Due in one year or less                         $    620                    $     623
  Due after one-five years                           2,088                        2,088
  Due after five-ten years                             308                          315
  Due after ten-years                                  465                          465
 Total held-to-maturity                           $  3,481                     $  3,491
 Total                                            $117,484                     $117,518

 Investment securities carried at approximately $90,523,000 and $88,030,000 at December 31, 1996 and 1995 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

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


 NOTE 5 - LOANS

 A summary of loans at December 31, 1996 and 1995 follows (in thousands):

                                                                   1996                        1995
 Commercial, financial and agricultural                          $ 75,097                    $ 66,027
 Real estate-mortgage                                             241,240                     211,147
 Installment                                                       31,546                      28,985
 Other                                                              1,526                       1,945
   Total gross loans                                              349,409                     308,104
 Less unearned discount                                             1,192                       1,100
   Net loans                                                     $348,217                    $307,004

 Certain officers, directors and principal stockholders of the Registrant and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties which exceeded $60,000 in the aggregate totaled $7,852,000 at December 31, 1996 and $10,060,000 at December 31, 1995.
 Activity during 1996 was as follows (in thousands):

 Balance at December 31, 1995                                    $10,060
 New loans                                                         3,588
 Loan repayments                                                  (5,796)
 Balance at December 31, 1996                                    $ 7,852

 The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 1996 and 1995(in thousands):

                                                                      1996                    1995
 Nonaccrual loans                                                     $790                    $636
 Loans past due ninety days or more and still accruing                 575                     554
 Renegotiated loans which are performing
  in accordance with revised terms                                     580                     604

 The interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $143,000, $143,000 and $100,000 in 1996, 1995 and 1994, respectively. The amount of interest income which was recorded amounted to $39,000 in 1996, $56,000 in 1995 and $37,000 in 1994.

 Impaired loans are defined as those loans where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and restructured loans meet this definition. Impaired loans are measured by the Registrant at the present value of expected future cash flows or, alternatively if the loan is collateral dependant, at the fair value of the collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

 The recorded investment of impaired loans totaled $1,370,000 at December 31, 1996 and $1,240,000 at December 31, 1995. There was no related allowance for these impaired loans at December 31, 1996 or 1995. The average recorded investment in impaired loans during the year was $1,105,000 in 1996 and $1,076,000 for 1995. Total interest income which would have been recorded under the original terms of the impaired loans was $143,000 in 1996 and $143,000 in 1995. Total interest income recorded on a cash basis was $39,000 and $56,000 for 1996 and 1995, respectively.

 The Bank Subsidiaries enter into financial instruments with off-balance sheet risk to meet the financing needs of their customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. The subsidiaries evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the subsidiaries upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 1996 and 1995, respectively, the Registrant had $34,620,000 and $29,070,000 of outstanding commitments to extend credit and $1,182,000 and $1,242,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

 Most of the Registrant's business activities are with customers located within east central Illinois. At December 31, 1996 and 1995, the Registrant's loan portfolio included $46,366,000 and $39,720,000, respectively, of loans to borrowers directly related to the agricultural industry.

 Mortgage loans serviced for others by Heartland are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1996, 1995 and 1994 was approximately $57,031,000, $43,622,000 and $39,193,000, respectively.


 NOTE 6 - ALLOWANCE FOR LOAN LOSSES

 Changes in the allowance for loan losses were as follows during the three year period ended December 31, 1996 (in thousands):

                                                         1996                  1995                  1994
 Balance, beginning of year                             $2,814                $2,608               $2,110
 Allowance of purchased subsidiary
  at date of acquisition                                     -                     -                  343
 Provision for loan losses                                 147                   280                  168
 Recoveries                                                 98                   112                  164
 Charge offs                                              (375)                 (186)                (177)
 Balance, end of year                                   $2,684                $2,814               $2,608


 NOTE 7 - PREMISES AND EQUIPMENT, NET

 Premises and equipment at December 31, 1996 and 1995 consisted of (in thousands):

                                                                     1996                      1995
 Land                                                              $ 2,555                   $ 2,489
 Buildings and improvements                                          7,738                     7,679
 Furniture and equipment                                             6,302                     4,881
 Leasehold improvements                                                353                       340
 Construction in progress                                              137                        78
  Subtotal                                                          17,085                    15,467
 Accumulated depreciation and amortization                           6,350                     5,980
   Total                                                           $10,735                   $ 9,487

 Depreciation expense was $788,000, $740,000 and $672,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


 NOTE 8 - INTANGIBLE ASSETS

 Intangible assets, net of accumulated amortization, at December 31, 1996 and 1995 consisted of (in thousands):

                                                                     1996                      1995
 Excess of cost over fair market value of
  acquired subsidiaries                                            $ 4,391                   $ 4,742
 Core deposit premium of acquired subsidiaries                       1,081                     1,277
 Total                                                             $ 5,472                   $ 6,019

 Amortization expense was $547,000, $608,000 and $358,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


 NOTE 9 - DEPOSITS

 Total interest expense on deposits for the years ended December 31, 1996, 1995 and 1994 was as follows (in thousands):

                                                         1996                   1995                   1994
 Interest-bearing demand                               $ 3,085                $ 2,823               $ 2,764
 Savings                                                 1,069                  1,107                 1,009
 Time                                                   11,156                 10,958                 7,298
 Total                                                 $15,310                $14,888               $11,071

 As of December 31, 1996, 1995 and 1994, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                                            1996                   1995                   1994
 Outstanding                                              $36,746                $35,002               $26,451
 Interest expense for the year                              2,108                  1,963                   963



 NOTE 10 - OTHER BORROWINGS

 As of December 31, 1996 and 1995 other borrowings consisted of (in thousands):

                                                                       1996                 1995
 Securities sold under agreements to repurchase                      $18,360             $16,815
 Federal Home Loan Bank advances:
  Overnight advances                                                  19,733               2,200
  Fixed term advances due in one year or less                         11,693               6,000
  Fixed term advances due after one year                               1,000               3,500
 Federal funds purchased                                                   -                   -
                                                                     $50,786             $28,515


                                                                              1996                 1995                 1994
 Securities sold under agreements to repurchase:
  Maximum outstanding at any month-end                                      $18,860              $21,200              $15,980
  Average amount outstanding for the year                                    12,411               16,481                9,697

 The First Mid Bank and Heartland have collateral pledge agreements whereby they have agreed to keep on hand at all time, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank. The securities underlying the repurchase agreements are under the Registrant's control.


 NOTE 11 - LONG-TERM DEBT

 A summary of long-term debt at December 31, 1996 and 1995 was as follows (in thousands):

                                                                                   1996                  1995
 Floating rate loan at 1.5% over the Federal funds rate.
 Interest due quarterly.  Principal payments due quarterly
 in various amounts beginning September 30, 1995.
 The debt matures September 30, 1999.
 Effective interest rate of 7.27% at December 31, 1996.                           $6,200               $ 7,200

 The loan is secured by all of the common stock of the Bank Subsidiaries.
 The borrowing agreement contains requirements for the Registrant and the Bank Subsidiaries to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Registrant and the subsidiaries were in compliance with the existing covenants a December 31, 1996. The scheduled principal payments on the outstanding long-term debt are as follows (in thousands):

 1997            1,125
 1998            1,500
 1999            3,575

 NOTE 12 - REGULATORY CAPITAL

 The Registrant is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board, First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency and Heartland is regulated by the FDIC and the Office of the Commissioner of Banks & Real Estate. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Registrant's financial statements.

 Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that all capital adequacy requirements have been met.

 As of December 31, 1996, the most recent notification from the primary regulators categorized the Registrant, First Mid Bank and Heartland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.


                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
 DECEMBER 31, 1996
 Total Capital
   (to risk-weighted assets)
   Registrant                       $ 37,106         11.80%       $ 25,156       > 8.00%      $ 31,433      > 10.00%
   First Mid Bank                     33,670         12.57          21,427       > 8.00         26,783      > 10.00
   Heartland                           6,957         16.00           3,479       > 8.00          4,348      > 10.00
 Tier 1 Capital
   (to risk-weighted assets)
   Registrant                         34,422         10.95          12,573       > 4.00         18,860      >  6.00
   First Mid Bank                     31,335         11.70          10,713       > 4.00         16,070      >  6.00
   Heartland                           6,608         15.20           1,739       > 4.00          2,609      >  6.00
 Tier 1 Capital
   (to average assets)
   Registrant                         34,422         6.81           20,213       > 4.00         25,267      >  5.00
   First Mid Bank                     31,335         7.65           16,380       > 4.00         20,475      >  5.00
   Heartland                           6,608         7.01            3,772       > 4.00          4,715      >  5.00


 NOTE  13  -  DISCLOSURE  OF  FAIR  VALUES  OF FINANCIAL INSTRUMENTS

 Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the estimated fair value of financial instrument assets and liabilities. For the Registrant, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in SFAS 107. However, many of the Registrant's financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Registrant's general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity. Accordingly, significant assumptions and estimations as well as present value calculations were used by the Registrant for purposes of the SFAS 107 disclosure. Future changes in these assumptions or methodologies may have a material effect on estimated fair values.

 Estimated fair values have been determined by the Registrant using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 1996 and 1995 were as follows (in thousands):

 Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                                       1996               1996               1995               1995
                                                       FAIR             CARRYING             FAIR             CARRYING
                                                       VALUE             AMOUNT              VALUE             AMOUNT
 Cash and cash equivalents                           $ 27,111           $ 27,111           $ 23,295           $ 23,295
 Interest bearing deposits
  with financial institutions                              99                 99                 99                 99
 Investments available-for-sale                       114,027            114,027            119,388            119,388
 Investments held-to-maturity                           3,491              3,481              3,409              3,381

 Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

                                                       1996               1996               1995               1995
                                                       FAIR             CARRYING             FAIR             CARRYING
                                                       VALUE             AMOUNT              VALUE             AMOUNT
 Deposits with stated maturities                     $200,401           $200,270           $206,062           $204,844
 Securities sold under agreements
   to repurchase                                       18,319             18,360             16,839             16,815
 Federal Home Loan Bank advances                       32,364             32,426             11,717             11,700

 Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                                        1996               1996              1995               1995
                                                       FAIR             CARRYING             FAIR             CARRYING
                                                       VALUE             AMOUNT              VALUE             AMOUNT
 Deposits with no stated
  maturity                                           $213,406           $213,406           $192,035           $192,035
 Floating rate long-term debt                           6,200              6,200              7,200              7,200

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

                                                      1996               1996               1995               1995
                                                      FAIR             CARRYING             FAIR             CARRYING
                                                      VALUE             AMOUNT              VALUE             AMOUNT
 Net loan portfolio                                  $345,216           $345,533           $304,038           $304,190

 The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.


 NOTE 14 - RETIREMENT PLAN

 The Registrant has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Registrant of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $309,000, $285,000 and $270,000 in 1996, 1995 and 1994, respectively.


 NOTE 15 - INCOME TAXES

 The components of Federal and State income taxes (benefit) for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                            1996                1995                1994
 Current
   Federal                                                 $2,134              $1,940              $1,292
   State                                                      206                   -                   -
   Total Current                                            2,340               1,940               1,292
 Deferred
   Federal                                                    (66)               (110)                158
   State                                                      (11)                  -                   -
   Total Deferred                                             (77)               (110)                158
 Total                                                     $2,263              $1,830              $1,450

 Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principle reasons for this difference are as follows (in thousands):

                                                                 1996                1995                1994
 Expected income taxes                                          $2,186              $1,956             $1,661
 Effects of:
  Tax-exempt income                                               (235)               (276)              (317)
  Nondeductible interest expense                                    28                  29                 28
  Goodwill amortization                                            120                 120                 35
  State deduction, net of federal taxes                            129                   -                  -
  Other items, net                                                  35                   1                 43
 Total                                                          $2,263              $1,830             $1,450

 The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (in thousands):

                                                                          1996                     1995
 Deferred tax assets:
  Allowance for loan losses                                              $ 423                   $  479
  Employee benefits                                                        114                      166
  Other, net                                                               316                      193
 Total gross deferred tax assets                                           853                      838
  Less valuation allowance                                                   -                     (149)
 Net deferred tax assets                                                 $ 853                   $  689
 Deferred tax liabilities:
  Depreciation                                                           $ 469                   $  415
  Available-for-sale investment securities                                   8                       99
  Purchase accounting                                                      144                      160
  Other, net                                                               147                       70
 Total gross deferred tax liabilities                                    $ 768                   $  744
 Net deferred tax assets (liabilities)                                   $  85                   $  (55)

 Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. The valuation allowance was eliminated at December 31, 1996 as management believes it is more likely than not that the deferred tax assets will be fully realized.


 NOTE 16 - DIVIDEND RESTRICTIONS

 Banking regulations impose restrictions on the ability of the Banking Subsidiaries to pay dividends to the Registrant. At December 31, 1996, regulatory approval would have been required for aggregate dividends from the Bank Subsidiaries to the Registrant in excess of approximately $3.9 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


 NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

 In the normal course of business, there are various outstanding commitments and contingent liabilities such as guarantees, commitments to extend credit, claims and legal actions which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no significant losses are anticipated as a result of these matters.


 NOTE 18 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

 FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
 Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):
 BALANCE SHEETS:
 DECEMBER 31,                                                             1996               1995
 Assets
  Cash                                                                 $   786            $   724
  Premises and equipment, net                                               62                 68
  Investment in subsidiaries                                            43,956             42,045
  Other assets                                                           2,445                927
 Total assets                                                          $47,249            $43,764
 Liabilities and stockholders' equity
 Liabilities:
  Dividends payable                                                    $   442            $   420
  Long-term debt                                                         6,200              7,200
  Other liabilities                                                        703                835
 Total liabilities                                                       7,345              8,455
  Stockholders' equity                                                  39,904             35,309
 Total liabilities and stockholders' equity                            $47,249            $43,764

 STATEMENTS OF INCOME:
 YEARS ENDED DECEMBER 31,                                                 1996               1995              1994
 Income:
  Dividends from subsidiaries                                          $ 2,737            $ 1,369           $ 1,825
  Other income                                                              48                 25                62
                                                                         2,785              1,394             1,887
 Operating expenses                                                      1,037              1,266             1,127
 Income before income taxes and equity in
   undistributed earnings of subsidiaries                                1,748                128               760
 Income tax benefit                                                        332                402               342
 Income before equity in undistributed
   earnings of subsidiaries                                              2,080                530             1,102
 Equity in undistributed earnings of subsidiaries                        2,086              3,394             2,332
  Net income                                                           $ 4,166            $ 3,924           $ 3,434

 STATEMENTS OF CASH FLOWS:
 YEARS ENDED DECEMBER 31,                                                 1996               1995              1994
 Cash flows from operating activities:
  Net income                                                           $ 4,166            $ 3,924           $ 3,434
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation, amortization and accretion, net                            8                  5                33
    Equity in undistributed earnings of
     subsidiaries                                                       (2,086)            (3,394)           (2,332)
    (Increase) decrease in other assets                                 (1,515)               (93)              305
    Increase (decrease) in other liabilities                              (132)               331                 2
 Net cash provided by operating activities                                 441                773             1,442
 Cash flows from investing activities:
  Investment in subsidiaries                                                 -                  -            (3,000)
  (Purchases) sales of equipment                                            (6)               (18)               27
 Net cash used in investment activities                                     (6)               (18)           (2,973)
 Cash flows from financing activities:
  Repayment of long-term debt                                           (1,000)              (500)             (300)
  Proceeds from long-term borrowings                                         -                  -             3,000
  Proceeds from issuance of common stock                                 1,095                  -                 -
  Dividends paid on preferred stock                                        (32)               (58)             (286)
  Dividends paid on common stock                                          (436)              (387)             (658)
 Net cash provided by (used in) financing
   activities                                                             (373)              (945)             1,756
 Increase (decrease) in cash                                                62               (190)               225
 Cash at beginning of year                                                 724                914                689
 Cash at end of year                                                    $  786             $  724             $  914


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



 Daniel E. Marvin, Jr.                 William S. Rowland
 Chairman and Chief                    Chief Financial Officer
 Executive Officer


 INDEPENDENT AUDITORS' REPORT

 The Board of Directors
 First Mid-Illinois Bancshares, Inc.
 Mattoon, Illinois:

 We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



 KPMG Peat Marwick LLP
 Chicago, Illinois
 January 24, 1997


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


 PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 "Election of Directors" on pages 2 through 3 of the 1997 Proxy Statement is incorporated by reference.

 Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant's executive officers and directors and persons who own more than 10% of the Registrant's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Registrant's shares of Common Stock are traded. Such persons are also required to furnish the Registrant with copies of all
 Section 16(a) forms they file. Based solely on the Registrant's review of the copies of such forms, the Registrant is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 and ending December 31, 1996.

 EXECUTIVE OFFICERS OF THE REGISTRANT

 The executive officers of the Registrant are identified below. The executive officers of the Registrant are elected annually by the Registrant's Board of Directors.

 Name (Age)                                           Position With Registrant
 Daniel E. Marvin, Jr. (57)                           Chairman of the Board of Directors,
                                                      President and Chief Executive Officer
 William S. Rowland (50)                              Director, Chief Financial Officer,
                                                      Secretary and Treasurer
 John R. Kuczynski (43)                               Vice President, Trust and Farm
 Stanley E. Gilliland (52)                            Vice President, Lending
 Alfred M. Wooleyhan, Jr. (49)                        Vice President, Development


 Daniel E. Marvin, Jr., age 57, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Registrant and the First Mid Bank since 1983, and has been Vice Chairman of the Board of Directors of Heartland since 1992. He was appointed president of Heartland in 1994.

 William S. Rowland, age 50, has served as a director of the Registrant since 1991, has been Chief Financial Officer since 1989 and has served as Secretary/Treasurer since 1991. Since 1989 Mr. Rowland has been Executive Vice President, Finance of First Mid Bank and has also served as a director of MIDS since 1989, and as a director of Heartland since 1992. Mr. Rowland was in the Davenport, Iowa, office of KPMG Peat Marwick from 1975-1989.

 John R. Kuczynski, age 43, has been Vice President of the Trust and Farm Department of the Registrant since June 1996. Mr. Kuczynski was a Sr. Vice President and Trust Officer for the Amcore Trust Company in Sterling, Illinois, from 1980 - 1996.

 Stanley E. Gilliland, age 52, has been Vice President of Lending of the Registrant since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990. Mr. Gilliland is also a director and member of the Loan Committee of Heartland.

 Alfred M. Wooleyhan, Jr., age 49, has been Vice President of Development of the Registrant since the beginning of 1995. Mr. Wooleyhan was the President of the Charleston Business Unit of First Mid Bank from 1989-1995.


 ITEM 11.  EXECUTIVE COMPENSATION

 "Remuneration of Executive Officers," "Retirement Benefits" and
 "Transactions with Management" on pages 4 through 6 of the 1997 Proxy Statement are incorporated by reference.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 8 through 9 of the 1997 Proxy Statement are incorporated by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 "Transactions with Management" on page 4 of the 1997 Proxy Statement is incorporated by reference.



 PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.


 (a)(1) and (2) -- Financial Statements and Financial Statement Schedules

 The following consolidated financial statements and financial statement schedules of the Registrant are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

      Consolidated Balance Sheets -- December 31, 1996 and 1995

      Consolidated Statements of Income -- For the Years Ended
         December 31, 1996, 1995 and 1994

      Consolidated Statements of Changes in Shareholders' Equity -- For the
         Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows -- For the Years Ended
         December 31, 1996, 1995 and 1994


 (a)(3) -- Exhibits

 (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

 (b) Reports on Form 8-K

 There were no reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1996.


 SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18 day of March 1997.

 FIRST MID-ILLINOIS BANCSHARES, INC.
 (Registrant)

   /s/ Daniel E. Marvin, Jr.
 *-------------------------------------*
       Daniel E. Marvin, Jr.
       President and Chief Executive Officer

   /s/ William S. Rowland
 *-------------------------------------*
       William S. Rowland
       Chief Financial Officer

 Dated:    March 18, 1997
       *---------------------*

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of March by the following persons on behalf of the Registrant and in the capacities.


 SIGNATURE AND TITLE

 by  /s/ Daniel E. Marvin, Jr.
         Daniel E. Marvin, Jr.
         (Principal Executive Officer) and Director

 by  /s/ William S. Rowland
         William S. Rowland
         (Principal Financial Officer) and Director

 by  /s/ Charles A. Adams
         Charles A. Adams
         Director

 by
         Kenneth R. Diepholz
         Director

 by
         Richard A. Lumpkin
         Director

 by  /s/ Gary W. Melvin
         Gary W. Melvin
         Director

 by  /s/ William G. Roley
         William G. Roley
         Director

 by  /s/ Ray A. Sparks
         Ray A. Sparks
         Director


 EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT
    EXHIBIT NUMBER                       DESCRIPTION AND FILING OR INCORPORATION REFERENCE
         3.1           RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED
                       CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC.
                       Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on
                       Form 10-K for the year ended December 31, 1987 (File No. 0-13688)
         3.2           RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
                       Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on
                       Form 10-K for the year ended December 31, 1987 (File No 0-13368)
        11.1           STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
                       (Filed herewith)
        21.1           SUBSIDIARIES OF THE REGISTRANT
                       (Filed herewith)
        23.1           CONSENT OF KPMG PEAT MARWICK LLP
                       (Filed herewith)
        27.1           FINANCIAL DATA SCHEDULE
                       (Filed herewith)
        99.1           PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS
                       (Filed herewith)

EXHIBIT 23.1
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
First Mid-Illinois Bancshares, Inc.

RE:  Registration Statements

     Registration No. 33-84404 on Form S-3
     Registration No. 33-64061 on Form S-8
     Registration No. 33-64139 on Form S-8

 We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 24, 1997, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report is incorporated by reference in the December 31, 1996 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.

 KPMG Peat Marwick LLP
 Chicago, Illinois
 March 20, 1997


 SCHEDULE 14A INFORMATION

 Proxy Statement Pursuant to Section 14(a) of the Securities and Exchange
   Act of 1934

 Filed by the Registrant {X}
 Filed by a Party other than the Registrant { }
 Check the appropriate box:
 {X} Preliminary Proxy Statement
 { } Confidential, for use of the Commission Only (as permitted by
       Rule 14a-6(e)(2))
 { } Definitive Proxy Statement
 { } Definitive Additional Materials
 { } Soliticiting Material Pursuant to Section 240.14a-11(c) or
       Section 240.14a-12

 First Mid-Illinois Bancshares, Inc.
 (Name of Registrant as specified in its Charter)

 Not applicable
 (Name of Person(s) Filing Proxy Statement, if other than the Registrant)

 Payment of Filing Fee (Check the appropriate box)
 {X} No fee required
 { } Fee computed on table below per Exchange Act Rules 14a-6(i)(1) and 0-11
      (1)  Title of each class of securities to which transactions applies:
      (2)  Aggregate number of securities to which transaction applies:
      (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):
      (4)  Proposed maximum aggregate value of transaction:
      (5)  Total fee paid:
 { } Fee paid previously with preliminary materials
 { } Check box if any part of the fee is offset as provided by Exchange Act
      Rule 0-11(a)(2) and identifying the filing for which the offsetting fee was paid previously. Identiry the previous filing by registration statement number, or the form or Schedule and the date of its filing.
       (1)  Amount Previously Paid:
       (2)  Form, Schedule or Registration Statement No.:
       (3)  Filing Party:
       (4)  Date Filed:


 First Mid-Illinois Bancshares, Inc.
 April 16, 1997


 Dear Fellow Stockholder:

      On behalf of the Board of Directors and management of First Mid-Illinois Bancshares, Inc., I cordially invite you to attend the Annual Meeting of Stockholders of First Mid-Illinois Bancshares, Inc. to be held at 11:00 a.m. on May 21, 1997, at the Ramada Inn located at 300 Broadway Avenue, Mattoon, Illinois. The accompanying Notice of Annual Meeting of Stockholders and Proxy Statement discuss the business to be conducted at the meeting. We have also enclosed a copy of the Company's 1996 Annual Report to Stockholders. At the meeting we shall report on Company operations and the outlook for the year ahead.

      Your  Board  of  Directors  has also nominated three persons to serve  as
 Class  II  directors.   Each of the nominees  are  incumbent  directors.   In
 addition, the Company's management has selected and recommends that you ratify the selection of KPMG Peat Marwick LLP to continue as the Company's independent public accountants for the year ending December 31, 1997.

      We are also pleased to announce that the Company's Board of Directors has put forth a special matter for consideration at this year's annual meeting. As a result of the Company's continued growth, the Board has announced its intention to declare a two-for-one stock split in the form of a stock dividend. In order to have sufficient shares of common stock available for the special stock dividend, the Board has proposed increasing the number of authorized shares of common stock of the Company. The proposal to amend the Company's Restated Certificate of Incorporation in this regard is described in the accompanying Proxy Statement. The Board is very proud of the Company's performance and recommends that stockholders vote in favor of the proposed amendment.

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

                                    Very truly yours,

                                    FIRST MID-ILLINOIS BANCSHARES, INC.



                                    Daniel E. Marvin, Jr.
                                    CHAIRMAN


                                   NOTICE OF
                        ANNUAL MEETING OF STOCKHOLDERS
                            TO BE HELD MAY 21, 1997

                      FIRST MID-ILLINOIS BANCSHARES, INC.
                            1515 CHARLESTON AVENUE
                                P.O. BOX 499
                           MATTOON, ILLINOIS  61938
                              (217) 234-7454


 To the stockholders of

      FIRST MID-ILLINOIS BANCSHARES, INC.

      The Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., a Delaware corporation (the "Company"), will be held at the RAMADA INN, 300 BROADWAY AVENUE, EAST IN ROOMS A, B AND C, Mattoon, Illinois, on Wednesday, May 21, 1997, at 11:00 a.m., local time, for the following purposes:

      1.    to elect three Class II directors for a term of three years.

      2. to amend Article IV of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $4.00 par value per share, from 2,000,000 to 6,000,000 shares.

      3. to approve the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997.

      4. to transact such other business as may properly be brought before the meeting and any adjournments or postponements thereof.

      The Board of Directors has fixed the close of business on April 1, 1997, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.


                                          By order of the Board of Directors



                                          Daniel E. Marvin, Jr.
                                          Chairman


 Mattoon, Illinois
 April 16, 1997


 FIRST MID-ILLINOIS BANCSHARES, INC.
 PROXY STATEMENT


      This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of First Mid-Illinois Bancshares, Inc. (the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the RAMADA INN, 300 BROADWAY AVENUE, EAST IN ROOMS A, B AND C, Mattoon, Illinois, on Wednesday, May 21, 1997, at 11:00 a.m., local time, and at any adjournments or postponements thereof.

      The Board of Directors would like to have all stockholders represented at the meeting. If you do not expect to be present, please sign and mail your proxy card in the enclosed self-addressed, stamped envelope to First Mid-Illinois Bancshares, Inc., 1515 Charleston Avenue, P.O. Box 499, Mattoon, Illinois 61938, Attention: Mr. William S. Rowland. You have the power to revoke your proxy at any time before it is voted, and the giving of a proxy will not affect your right to vote in person if you attend the meeting.

      The mailing address of the Company's principal executive offices is 1515 Charleston Avenue, P.O. Box 499, Mattoon, Illinois 61938. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 16, 1997. The 1996 Annual Report of the Company, which includes consolidated financial statements of the Company, is enclosed.

      The Company is a diversified financial services company which serves the financial needs of east central Illinois. It is the parent company of First Mid-Illinois Bank & Trust, N.A. (the "Bank"), a regional banking entity which has locations in Mattoon, Altamont, Arcola, Effingham, Charleston, Sullivan, Tuscola and Neoga, Illinois. The Company is also the holding company for Heartland Savings Bank, an Illinois savings bank located in Mattoon and Urbana, Illinois ("Heartland"). Mid-Illinois Data Services, Inc., a data processing company ("MIDS"), is a wholly owned nonbanking subsidiary of the Company. The Bank, Heartland and MIDS are sometimes referred to as the "Subsidiaries."

      Only holders of record of the Company's Common Stock, par value $4.00 per share (the "Common Stock"), at the close of business on April 1, 1997 will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 1, 1997, the Company had 947,680 shares of Common Stock, and 620 shares of Preferred Stock, no par value (the "Preferred
 Stock"), issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share of Common Stock is entitled to one vote. Stockholders voting FOR the election of directors on the enclosed proxy will be deemed to have given their proxy to vote for the election of all directors except as otherwise noted on the proxy. Holders of the Preferred Stock are not entitled to vote their Preferred Stock at the annual meeting. All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this Proxy Statement.

      A majority of the shares of the Common Stock, present in person or represented by proxy, shall constitute a quorum for purposes of the annual meeting. Abstentions and broker non-votes will be counted for purposes of determining a quorum. Directors shall be elected by a plurality of the votes present in person or represented by proxy. Approval of the amendment to the Company's Restated Certificate of Incorporation requires the approval of a majority of the outstanding shares of Common Stock. In all other matters, the affirmative vote of the majority of shares present in person or represented by proxy at the annual meeting and entitled to vote on the subject matter shall be required to constitute stockholder approval. Abstentions will be treated as votes against a proposal and broker non-votes will have no effect on the vote.


                       ELECTION OF DIRECTORS

      At the Annual Meeting of the Stockholders to be held on May 21, 1997, the stockholders will be entitled to elect three (3) Class II directors for a term expiring in 2000. The directors of the Company are divided into three classes having staggered terms of three years. Each of the nominees for election as Class II directors are incumbent directors. The Company has no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information, as of April 1, 1997, concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including age, year first elected a director of the Company and business experience during the previous five years of each. The three nominees, if elected at the annual meeting, will serve as Class II directors for three year terms expiring in 2000.

                                   NOMINEES

                                                                             Position with the Company and
 Name                                           Director                     the Subsidiaries and Occupation
 (AGE)                                            SINCE                      FOR THE LAST FIVE YEARS
 CLASS II
 (TERM EXPIRES 2000)
 Richard Anthony Lumpkin                          1982                       Director of the Bank (since 1966) and
 (Age 62)                                                                    of the Company; Chairman of the Board
                                                                             of Consolidated Communications Inc.,
                                                                             Director CIPSCO Incorporated (since
                                                                             1995).
 William G. Roley                                 1985                       Director of the Bank (since 1992) and
 (Age 67)                                                                    of the Company; retired, former owner
                                                                             of Roley Real Estate.
 William S. Rowland                               1991                       Chief Financial Officer, Secretary
 (Age 50)                                                                    (since 1991), Treasurer (since 1989)
                                                                             and Director of the Company; Director
                                                                             of MIDS (since 1989) and of Heartland
                                                                             (since 1992); Executive Vice President
                                                                             of the Bank (since 1989).

                                                CONTINUING DIRECTORS
 CLASS III
 (TERM EXPIRES 1998)
 Charles A. Adams                                 1984                       Director of the Bank (since 1989), of
 (Age 55)                                                                    MIDS (since 1987) and of the Company;
                                                                             Vice President, Howell Asphalt Company
                                                                             and President, Howell Paving, Inc.
 Daniel E. Marvin, Jr.                            1982                       Chairman, President, Chief Executive
 (Age 58)                                                                    Officer and Director of the Company;
                                                                             Director (since 1980), Chairman,
                                                                             President and Chief Executive Officer
                                                                             (since 1983) of the Bank; Director of
                                                                             MIDS (1987-1992); Director, Chairman
                                                                             (since 1992) of Heartland
 Ray Anthony Sparks                               1994                       Director of the Company; Director of
 (Age 40)                                                                    Heartland (since 1992); Director of
                                                                             MIDS (since 1996); President of Elasco
                                                                             Agency Sales, Inc. and Electrical
                                                                             Laboratories and Sales Corporation.
 CLASS I
 (TERM EXPIRES 1999)
 Kenneth R. Diepholz                              1990                       Director of the Bank (since 1984) and
 (Age 58)                                                                    of the Company; President, Diepholz
                                                                             Chevrolet, Oldsmobile, Cadillac and Geo
                                                                             and Owner, D-Co Coin Laundry and
                                                                             Diepholz Rentals.

 Gary W. Melvin                                   1990                       Director of the Bank (since 1984) and
 (Age 47)                                                                    of the Company; Director of MIDS (since
                                                                             1987); Co-Owner, Rural King Stores.

      ALL OF THE COMPANY'S DIRECTORS WILL HOLD OFFICE FOR THE TERMS INDICATED, OR UNTIL THEIR RESPECTIVE SUCCESSORS ARE DULY ELECTED AND QUALIFIED, AND ALL EXECUTIVE OFFICERS HOLD OFFICE FOR A TERM OF ONE YEAR. THERE ARE NO ARRANGEMENTS OR UNDERSTANDINGS BETWEEN ANY OF THE DIRECTORS, EXECUTIVE OFFICERS OR ANY OTHER PERSON PURSUANT TO WHICH ANY OF THE COMPANY'S DIRECTORS OR EXECUTIVE OFFICERS HAVE BEEN SELECTED FOR THEIR RESPECTIVE POSITIONS.

      DIRECTORS OF THE COMPANY RECEIVED A $1,800 QUARTERLY RETAINER FOR SERVING ON THE BOARD OF DIRECTORS IN 1996, EXCEPT MR. ROWLAND WHO IS NOT SEPARATELY COMPENSATED FOR HIS SERVICES ON THE BOARD. ADDITIONALLY, THE BANK PROVIDES A PENSION TO CERTAIN BANK DIRECTORS WHO HAVE SERVED FOR A MINIMUM OF TEN YEARS AND HAVE ATTAINED THE AGE OF 65 OR OLDER AND WHO WERE NOT SERVING AS AN OFFICER OF THE BANK UPON RETIREMENT. THE PENSION IS EQUAL TO 75% OF THE REGULAR DIRECTORS' MEETING FEES PAID TO CURRENT DIRECTORS, BASED UPON FOURTEEN REGULAR MEETINGS IN EACH FISCAL YEAR.


 BOARD COMMITTEES AND MEETINGS

      The Board of Directors of the Company has established an audit committee and a compensation committee. These committees are composed entirely of outside directors. The Board has also created other company-wide committees composed of officers of the Company and the Subsidiaries.

      Members of the audit committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The audit committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Subsidiaries. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The audit committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the audit committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Subsidiaries. The Audit Committee met four times in 1996.

      The members of the compensation committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The compensation committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, conducting a review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The compensation committee met two times in 1996.

      A total of 12 regularly scheduled and special meetings were held by the Board of Directors of the Company during 1996. During 1996, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served.

 TRANSACTIONS WITH MANAGEMENT

      Directors and officers of the Company and the Subsidiaries and their associates, were customers of and had transactions with the Company and the Subsidiaries during 1996. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.


                      EXECUTIVE COMPENSATION

      The following table shows the compensation earned for the last three fiscal years by the Chief Executive Officer and those executive officers of the Company and the Subsidiaries whose 1996 salary and bonus exceeded $100,000:

   SUMMARY COMPENSATION TABLE
                                                                  Annual Compensation
               (a)                        (b)                (c)              (D)                (H)
                                        Fiscal
                                         Year                                                 ALL OTHER
            Name and                     Ended                                              COMPENSATION
       Principal Position            December 31st      Salary($){(1)}     BONUS ($)             ($)
  Daniel E. Marvin, Jr.,                 1996               $ 170,338     $  54,848         $ 26,792{(2)}
  President &                            1995                 164,000        48,163           26,001{(2)}
  Chief Executive Officer                1994                 160,255        35,040           23,048{(2)}

  William S. Rowland,                    1996              $ 105,338       $ 23,570         $ 12,018{(3)}
  Chief Financial Officer                1995                101,000         21,651           11,940{(3)}
                                         1994                 96,000         13,590           11,971{(3)}

  Stanley E. Gilliland,                  1996               $ 91,338       $ 15,435         $  6,407{(4)}
  Vice President                         1995                 86,000         15,738            6,103{(4)}
                                         1994                 82,620         12,636            5,477{(4)}


<F1>
 (1)   Includes deferred amounts.

<F2>
 (2) Represents the Company's contributions to its retirement plan for 1996, 1995 and 1994 of $13,511, $12,720 and $10,874, respectively, and premium payments for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Marvin in the amount of $13,281 for 1996, $13,281 for 1995 and $12,174 for 1994.

<F3>
 (3) Represents the Company's contributions to its retirement plan for 1996, 1995 and 1994 of $6,120, $6,060 and $6,091, respectively, and an annual premium payment for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Rowland in the amount of $5,898 in 1996 and $5,880 for 1995 and 1994.

<F4>
 (4)   Represents the Company's contributions to its retirement plan.


      THE COMPENSATION COMMITTEE HAS FURNISHED THE FOLLOWING REPORT ON EXECUTIVE COMPENSATION. THE INCORPORATION BY REFERENCE OF THIS PROXY STATEMENT INTO ANY DOCUMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY SHALL NOT BE DEEMED TO INCLUDE SUCH REPORT UNLESS SUCH REPORT IS SPECIFICALLY STATED TO BE INCORPORATED BY REFERENCE INTO SUCH DOCUMENT.

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

      During 1996, the Company's net income amounted to $4,166,000, a $242,000 (6.2%) improvement from 1995's comparable earnings level. In addition, the Company's market share increased significantly and various other improvements were made in the Company's operating and administrative functions. Accordingly, Messrs. Marvin, Rowland and Gilliland were awarded incentive bonuses of $54,848, $23,570 and $15,435, respectively. The relationships between the base salaries and incentive compensation of Messrs. Marvin, Rowland and Gilliland for 1996, 1995 and 1994 were as follows:


                 INCENTIVE COMPENSATION AS A % OF BASE SALARY

                              1996                     1995                   1994
  Mr. Marvin                   32%                      29%                    22%
  Mr. Rowland                  22%                      21%                    15%
  Mr. Gilliland                17%                      18%                    15%



                SUBMITTED BY THE COMPENSATION COMMITTEE MEMBERS

                               Charles A. Adams
                              Kenneth R. Diepholz
                              Richard A. Lumpkin
                                Gary W. Melvin
                               William G. Roley
                              Ray Anthony Sparks


      THE INCORPORATION BY REFERENCE OF THIS PROXY STATEMENT INTO ANY DOCUMENT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION BY THE COMPANY SHALL NOT BE DEEMED TO INCLUDE THE FOLLOWING PERFORMANCE GRAPH UNLESS SUCH GRAPH IS SPECIFICALLY STATED TO BE INCORPORATED BY REFERENCE INTO SUCH DOCUMENT.

 PERFORMANCE GRAPH

      The line graph below compares the cumulative total stockholder return on a $100 investment in the Company's Common Stock to the cumulative total return of the S & P 500 Index and the Nasdaq Bank Stock Index for the period December 31, 1991 through December 31, 1996. The S&P 500 Index and the Nasdaq Bank Stock Index were calculated at the Company's request by Research Data Group, San Francisco, California.

                           CUMULATIVE TOTAL RETURN{*}


 *  Total return assumes reinvestment of dividends

                                        12/31/91     12/31/92     12/31/93    12/31/94   12/31/95   12/31/96
  First Mid-Illinois Bancshares, Inc      $100         $138         $180        $186       $245       $299
  Nasdaq Bank Stocks                      $100         $146         $166        $165       $246       $326
  S&P 500                                 $100         $108         $118        $120       $165       $203


          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth certain information regarding the Company's Common Stock beneficially owned on February 28, 1997 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group.

 NAME OF INDIVIDUAL AND               AMOUNT AND NATURE OF           PERCENT
 NUMBER OF PERSONS IN GROUP          BENEFICIAL OWNERSHIP{(1)}      OF CLASS

 5% STOCKHOLDERS
 Margaret Lumpkin Keon                  66,800{(2)}                    7.0%
 16 Miller Avenue
 Suite 203
 Mill Valley, California  94941

 Mary Lumpkin Sparks                    94,245{(3)}                    9.8%
 2438 Campbell Road, N.W.
 Albuquerque, New Mexico  87104

 DIRECTORS
 Charles A. Adams                       62,412{(4)}                    6.3%
 Kenneth R. Diepholz                    15,481{(5)}                    1.6%
 Richard Anthony Lumpkin               196,975{(6)}                   20.1%
 Daniel E. Marvin, Jr.                  13,719{(7)}                    1.4%
 Gary W. Melvin                         43,476{(8)}                    4.5%
 William G. Roley                       19,296{(9)}                    2.0%
 William S. Rowland                     4,628{(10)}                      *
 Ray Anthony Sparks                    10,984{(11)}                    1.2%

 OTHER EXECUTIVE OFFICERS
 Stanley E. Gilliland                   3,244{(12)}                      *

 All directors and executive
 officers as a group
 (13 persons)                         370,680{(13)}                   35.1%
 _____________
 *    Less than one percent.

<F1>
 (1) The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below.

<F2>
 (2) The above amount includes 10,105 shares obtainable through the conversion of Preferred Stock held by Ms. Keon and 56,695 shares held under the Margaret L. Keon Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, of which trust Ms. Keon is trustee and beneficiary.

<F3>
 (3) The above amount includes 10,105 shares obtainable through the conversion of Preferred Stock and 56,695 shares held under the Mary L. Sparks Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, with respect to which shares Mrs. Sparks has no voting or investment power. The shares held by this trust are also included in the number of shares reported as beneficially owned by Mr. Richard A. Lumpkin in this table. The above amount also includes 585 shares held directly by Mrs. Sparks and 26,860 shares held in trust for the benefit of Richard Anthony Lumpkin's adult children for which Mrs. Sparks serves as trustee and of which shares Mrs. Sparks disclaims beneficial ownership.

<F4>
 (4) The above amount includes 5,706 shares of Common Stock and 40,420 shares obtainable through the conversion of Preferred Stock held by a corporation over which Mr. Adams is deemed to control. The above amount also includes 1,010 shares held by Mr. Adams' spouse, over which shares Mr. Adams has no voting and investment power. The above amount does not include 797 shares held by adult children of Mr. Adams.

<F5>
 (5) The above amount includes 7,074 shares obtainable through the conversion of Preferred Stock held by Mr. Diepholz.

<F6>
 (6) The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock held by Mr. Lumpkin and by the Richard A. Lumpkin Trust, of which Mr. Lumpkin is trustee and beneficiary, 26,023 shares held directly by Mr. Lumpkin and 4,816 shares held by The Lumpkin Foundation, of which Mr. Lumpkin serves as a director. The above amount also includes 56,695 shares held under the Richard A. Lumpkin Trust, and further includes 10,105 shares obtainable through the conversion of Preferred Stock and 56,695 shares held under the Mary Lee Sparks Trust, of which Mr. Lumpkin is trustee. Each such trust has been established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984. The above amount also includes 22,431 shares held by Consolidated Communications Inc., of which Mr. Lumpkin is Chairman of the Board, and of which shares beneficial ownership is disclaimed. The above amount does not include 32,173 shares held by adult children of Mr. Lumpkin and 26,860 shares held in trust for the benefit of Mr. Lumpkin's adult children of which trust Mr. Lumpkin is not a trustee and of which shares beneficial ownership is also disclaimed.

<F7>
 (7) The above amount includes 2,425 shares obtainable through the conversion of Preferred Stock held by Mr. Marvin. The above amount also includes 1,530 shares held by Mr. Marvin's spouse, over which shares Mr. Marvin has no voting or investment power and of which Mr. Marvin disclaims beneficial ownership.

<F8>
 (8) The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock held by Mr. Melvin.

<F9>
 (9) The above amount includes 2,021 shares obtainable through the conversion of Preferred Stock held by Mr. Roley. The above amount also includes 2,021 shares obtainable through the conversion of Preferred Stock and 12,750 shares held in trust for the benefit of Mr. Roley's spouse, over which shares Mr. Roley has shared voting and investment power and of which Mr. Roley disclaims beneficial ownership.

<F10>
 (10) The above amount includes 2,425 shares obtainable through the conversion of Preferred Stock held by Mr. Rowland.

<F11>
 (11) The above amount includes 3,531 shares held by Mr. Sparks' children, over which Mr. Sparks shares voting and investment power.

<F12>
 (12) The above amount includes 1,011 shares obtainable through the conversion of Preferred Stock held by Mr. Gilliland.

<F13>
 (13) Includes an aggregate of 107,921 shares obtainable through conversion of Preferred Stock.

      As of February 28, 1997, the Bank acted as sole or co-fiduciary with respect to trusts and other fiduciary accounts which own or hold 51,014 shares or 5.38% of the outstanding Common Stock of the Company, over which the Bank has sole voting and investment power with respect to 42,964 shares or 4.53% of the outstanding Common Stock and shared voting and investment power with respect to 8,050 shares or .85% of the outstanding Common Stock.

      Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1996 through December 31, 1996.


            PROPOSED AMENDMENT TO THE CERTIFICATE OF INCORPORATION

      The Board of Directors of the Company has unanimously approved an amendment (the "Amendment") to Article IV of the Company's Certificate of Incorporation (the "Certificate") that would increase the number of authorized shares of the Company's Common Stock, $4.00 par value per share, from 2,000,000 shares to 6,000,000 shares. The Board of Directors has also approved a resolution providing for a two-for-one stock split of the Common Stock in the form of a stock dividend if the Amendment is approved. It is anticipated that the distribution date for the proposed stock split will be shortly after the annual meeting. As of April 1, 1997, the Company had 947,680 shares of Common Stock issued and outstanding.

      The Board of Directors has proposed adoption of the Amendment for several reasons, including those set forth below. First, the Amendment will provide for the additional shares of Common Stock necessary to effectuate the proposed stock split. As a result of the stock split, the number of shares of Common Stock owned by each of the Company's stockholders as of the record date for the stock split will double, and each such share will have approximately half of the per share value of Common Stock prior to the stock split. The decrease in the per share value of Common Stock should also lead to a commensurate decrease in the per share market price, thus making an investment in Common Stock by existing or potential stockholders of the Company more readily possible.

      Second, the additional shares authorized by the Amendment will provide management with enough shares of Common Stock to enter into certain transactions involving the use of Common Stock that may be advisable from time to time. Such transactions could include, but are not limited to, the acquisition by the Company of additional branch locations, subsidiaries or bank or thrift holding companies. Although no such transactions are planned for the immediate future, management and the Board of Directors believe that it is in the Company's best interests to have available a sufficient number of authorized shares of Common Stock if such transactions become advisable.

      Third, the additional shares of Common Stock authorized by the Amendment could be used to raise additional working capital for the Company or the Subsidiaries. The Board of Directors does not currently have any plans to raise capital through the issuance of additional shares or otherwise, but these shares would be available for that purpose.

      The increase in the number of shares of Common Stock authorized by the Amendment will allow for the possibility of substantial dilution of the voting power of current stockholders of the Company, although no dilution will occur as a direct result of the proposed stock split. The degree of any such dilution which would occur following the issuance of any additional shares of Common Stock, including any newly authorized Common Stock, would depend upon the number of shares of Common Stock that are actually issued in the future, which number cannot be determined at this time. Issuance of a large number of such shares could significantly dilute the voting power of existing stockholders.

      The existence of a substantial number of authorized and unissued shares of Common Stock could also impede an attempt to acquire control of the Company because the Company would have the ability to issue additional shares of Common Stock in response to any such attempt. The Company is not aware of any such attempt to acquire control at this time, and no decision has been made as to whether any or all newly authorized but unissued shares of Common Stock would be issued in response to any such attempt.

      To be approved by the Company's stockholders, the Amendment must receive the affirmative vote of a majority of the outstanding shares of Common Stock. THE BOARD OF DIRECTORS RECOMMENDS THAT YOU VOTE YOUR SHARES FOR THE AMENDMENT.


         RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

      Stockholders will be asked to approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1997. A proposal will be presented at the annual meeting to ratify the appointment of KPMG Peat Marwick LLP. If the appointment of KPMG Peat Marwick LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors. Representatives of KPMG Peat Marwick LLP are expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

 THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS A VOTE FOR RATIFICATION OF THIS APPOINTMENT.

           STOCKHOLDER PROPOSALS FOR 1998 ANNUAL MEETING

      For inclusion in the Company's Proxy Statement and form of proxy relating to the 1998 Annual Meeting of Stockholders, stockholder proposals must be received by the Company on or before December 17, 1997 and must otherwise comply with the Company's bylaws.

                              GENERAL

      Your proxy is solicited by the Board of Directors and the cost of solicitation will be paid by the Company. In addition to the solicitation of proxies by use of the mails, officers, directors and regular employees of the Company or the Subsidiaries, acting on the Company's behalf, may solicit proxies by telephone, telegraph or personal interview. The Company will, at its expense, upon the receipt of a request from brokers and other custodians, nominees and fiduciaries, forward proxy soliciting material to the beneficial owners of shares held of record by such persons.

                          OTHER BUSINESS

      It is not anticipated that any action will be asked of the stockholders other than that set forth above, but if other matters properly are brought before the meeting, the persons named in the proxy will vote in accordance with their best judgment.

                    FAILURE TO INDICATE CHOICE

      If any stockholder fails to indicate a choice in items (1), (2) or (3) on the proxy card, the shares of such stockholder shall be voted (FOR) in each instance.

                        REPORT ON FORM 10-K

      THE COMPANY WILL FURNISH WITHOUT CHARGE TO EACH PERSON REPRESENTING THAT HE OR SHE WAS A BENEFICIAL OWNER OF THE COMPANY'S COMMON STOCK AS OF THE RECORD DATE FOR THE MEETING, UPON WRITTEN REQUEST, A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K. SUCH WRITTEN REQUEST SHOULD BE SENT TO MR. WILLIAM S. ROWLAND, FIRST MID-ILLINOIS BANCSHARES, INC., 1515 CHARLESTON AVENUE, P.O. BOX 499, MATTOON, ILLINOIS 61938.


                                          By order of the Board of Directors




                                          Daniel E. Marvin, Jr.
                                          Chairman
 Mattoon, Illinois
 April 16, 1997

                      ALL STOCKHOLDERS ARE URGED TO SIGN
                        AND MAIL THEIR PROXIES PROMPTLY

 PROXY            FIRST MID-ILLINOIS BANCSHARES, INC.             PROXY
             PROXY IS SOLICITED BY THE BOARD OF DIRECTORS
        FOR THE ANNUAL MEETING OF STOCKHOLDERS -- MAY 21, 1997

      The undersigned hereby appoints Dan R. Cunningham, Stanley E. Gilliland and Alfred M. Wooleyhan, Jr., or any of them acting in the absence of the others, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., to be held at the Ramada Inn, 300 Broadway Avenue, East in Rooms A B and C, Mattoon, Illinois 61938, on Wednesday, May 21, 1997, at 11:00 a.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and Proxy Statement (receipt of which is hereby acknowledged) as designated on the reverse side, and in their discretion, the proxies are authorized to vote upon such other business as may come before the meeting:


 { }  Check here for address change.
      New address:



 { }  Check here if you plan to attend the meeting.



                 (Continued and to be signed on reverse side.)

                      FIRST MID-ILLINOIS BANCSHARES, INC.
     PLEASE MARK VOTE IN OVAL IN THE FOLLOWING MANNER USING DARK INK ONLY

     1.  Election of Directors
         Richard Anthony Lumpkin,
         William G. Roley, and
         William S. Rowland

     2. To amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock.

     3. To ratify the selection of KPMG Peat Marwick LLP as auditors for the Company for 1997.

     The Board of Directors recommends a vote FOR all proposals.

     To ratify the selection of KPMG Peat Marwick LLP as auditors for the Company for 1997.

                                    THIS PROXY WILL BE VOTED IN ACCORDANCE WITH
                                    SPECIFICATION MADE.  IF NO CHOICES ARE
                                    INDICATED, THIS PROXY WILL BE VOTED FOR ALL
                                    PROPOSALS.


                              Dated:                              , 1997

 NOTE: Please sign exactly as your name(s) appears. For joint accounts, each owner should sign. When signing as executor, administrator, attorney, trustee or guardian, etc., please give your full title.

 Signatures: