Form 10-Q
period 1997-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1997-05-12
CIK 700565

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

   As of May 8, 1997, 953,226 common shares, $4.00 par value, were outstanding.

                                     PART I

 ITEM 1.  FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS
                                                                                        MARCH 31,               DECEMBER 31,
 (In thousands, except share data) (unaudited)                                            1997                      1996
 ASSETS
 Cash and due from banks:
   Non-interest bearing                                                                $  20,036                 $  20,158
   Interest bearing                                                                          557                       453
 Federal funds sold                                                                        9,825                     6,500
   Cash and cash equivalents                                                              30,418                    27,111
 Interest bearing deposits with other financial institutions                                  99                        99
 Investment securities:
   Available-for-sale, at fair value                                                     127,099                   114,027
   Held-to-maturity, at amortized cost
   (estimated fair value of $3,491 and $3,409 at
   March 31, 1997 and December 31, 1996, respectively)                                     3,369                     3,481
 Loans                                                                                   347,107                   348,217
 Less allowance for loan losses                                                            2,756                     2,684
   Net loans                                                                             344,351                   345,533
 Premises and equipment, net                                                              12,036                    10,735
 Intangible assets                                                                         9,192                     5,472
 Other assets                                                                              7,999                     8,939
   TOTAL ASSETS                                                                        $ 534,563                 $ 515,397
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing                                                                $  59,010                 $  55,044
   Interest bearing                                                                      388,171                   358,632
   Total deposits                                                                        447,181                   413,676
 Securities sold under agreements to repurchase                                           12,720                    18,360
 Federal Home Loan Bank advances                                                          22,630                    32,426
 Long-term debt                                                                            6,950                     6,200
 Other liabilities                                                                         4,282                     4,831
   TOTAL LIABILITIES                                                                     493,763                   475,493
 Stockholders' Equity
 Series A convertible preferred stock; no par value;
   authorized 1,000,000 shares; issued 620 shares with
   stated value of $5,000 per share                                                        3,100                     3,100
 Common stock, $4 par value; authorized 2,000,000 shares;
   issued 950,577 shares in 1997 and 942,816 shares in 1996                                3,802                     3,771
 Additional paid-in-capital                                                                5,727                     5,463
 Retained earnings                                                                        28,771                    27,578
 Net unrealized gain (loss) on available-for-sale
   investment securities, net of tax                                                        (576)                       16
 Less treasury stock at cost, 2,000 shares                                                   (24)                      (24)
 TOTAL STOCKHOLDERS' EQUITY                                                               40,800                    39,904
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $534,563                  $515,397

 CONSOLIDATED STATEMENTS OF INCOME
 For the three months ended March 31, 1997 and 1996
 (In thousands, except per share data) (unaudited)                                           1997                      1996
 INTEREST INCOME:
 Interest and fees on loans                                                               $ 7,197                   $ 6,495
 Interest on investment securities                                                          1,859                     1,859
 Interest on federal funds sold                                                                26                        59
 Interest on deposits with other financial institutions                                        10                        18
   Total interest income                                                                    9,092                     8,431
 INTEREST EXPENSE:
 Interest on deposits                                                                       3,905                     3,783
 Interest on securities sold under agreements
   to repurchase                                                                              158                       138
 Interest on Federal Home Loan Bank advances                                                  355                       156
 Interest on Federal funds purchased                                                            9                         4
 Interest on long-term debt                                                                   104                       125
   Total interest expense                                                                   4,531                     4,206
   Net interest income                                                                      4,561                     4,225
 Provision for loan losses                                                                    100                        -
   Net interest income after provision for loan losses                                      4,461                     4,225
 OTHER INCOME:
 Trust revenues                                                                               422                       333
 Brokerage revenues                                                                           136                        48
 Service charges                                                                              404                       410
 Securities gains, net                                                                         -                          2
 Mortgage banking income                                                                       69                       105
 Other                                                                                        243                       295
   Total other income                                                                       1,274                     1,193
 OTHER EXPENSE:
 Salaries and employee benefits                                                             1,998                     1,931
 Occupancy, furniture and equipment, net                                                      707                       556
 Amortization of intangible assets                                                            131                       137
 Stationary and supplies                                                                      159                       103
 Legal and professional                                                                       192                       185
 Marketing and promotion                                                                      117                       108
 Other                                                                                        477                       522
   Total other expense                                                                      3,781                     3,542
 Income before income taxes                                                                 1,954                     1,876
 Income taxes                                                                                 689                       700
   Net income                                                                             $ 1,265                   $ 1,176
 Per common share data:
 Primary earnings per share                                                               $  1.26                   $  1.23
 Fully diluted earnings per share                                                            1.18                      1.15

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the three months ended March 31, 1997 and 1996
 (In thousands) (unaudited)
                                                                                            1997                       1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                               $ 1,265                   $ 1,176
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses                                                                  100                        -
   Depreciation, amortization and accretion, net                                              412                       310
   Gain on sale of securities, net                                                             -                         (2)
   Gain on sale of loans held for sale, net                                                   (35)                      (74)
   Origination of mortgage loans held for sale                                             (2,458)                   (2,167)
   Proceeds from sale of mortgage loans held for sale                                       2,518                     2,089
   (Increase) decrease in other assets                                                        895                       410
   Increase (decrease) in other liabilities                                                  (115)                     (479)
 Net cash provided by (used in)operating activities                                         2,582                     1,263
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of mortgage servicing rights                                                  (21)                      (32)
 Purchases of premises and equipment                                                         (256)                     (228)
 Net (increase) decrease in loans                                                           1,517                      (241)
 Proceeds from sales of:
   Securities available-for-sale                                                               -                      2,502
 Proceeds from maturities of:
   Securities available-for-sale                                                            3,488                    12,179
   Securities held-to-maturity                                                                110                        -
 Purchases of:
   Securities available-for-sale                                                          (17,445)                  (16,843)
   Securities held-to-maturity                                                                 -                        (50)
 Cash of acquired branch                                                                   22,416                        -
 Net cash used in investing activities                                                     (9,809)                   (2,713)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                                   5,749                     3,944
 Decrease in securities sold under agreements to repurchase                                (5,640)                   (7,795)
 Decrease in Federal Home Loan Bank advances                                               (9,796)                   (3,900)
 Increase in federal funds purchased                                                           -                      3,200
 Repayment of long-term debt                                                                 (250)                     (250)
 Proceeds from long-term debt                                                               1,000                        -
 Proceeds from issuance of common stock                                                        86                        -
 Dividends paid on common stock                                                              (233)                     (240)
 Net cash provided by (used in) financing activities                                        9,084                    (5,041)
 Increase (decrease) in cash and cash equivalents                                           3,307                    (6,491)
 Cash and cash equivalents at beginning of period                                          27,111                    23,295
 Cash and cash equivalents at end of period                                               $30,418                   $16,804
 ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest                                                                               $ 4,688                   $ 4,134
   Income taxes                                                                               340                       125
 Loans transferred to real estate owned                                                       132                        14
 Dividends reinvested in common shares                                                        209                       180

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

   The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly owned subsidiaries: First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"); Heartland Savings Bank ("Heartland"); and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 1997 and 1996, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

  The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1996 Form 10-K.


 EARNINGS PER SHARE

   Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of common shares outstanding. Income for primary earnings per common share is adjusted for dividends attributable to preferred stock. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock.

   The weighted average number of common equivalent shares used in calculating earnings per share were as follows:


                                THREE MONTHS ENDED
                                     MARCH 31,
                             1997                 1996
 Primary                       947,226              898,152
 Fully diluted               1,072,528            1,028,454

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three month period ended March 31, 1997 and 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-Q.


 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
 ACT OF 1995

  This report contains certain forward looking statements within the meaning of
 Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Registrant and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the securities and Exchange Commission.

 OVERVIEW

  Net income in the first quarter of 1997 increased to $1,265,000, up 6.8% from $1,176,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period increased 3 cents per share to $1.18 as compared to $1.15 per share earned in the first quarter of 1996. An increase of $336,000 in net interest income together with higher levels on non interest income, primarily from trust and brokerage activities, contributed to increased profitability. Because of the increase in the loan portfolio, during the fourth quarter of 1996, the Registrant began to record provisions
 for possible loan losses.   This has continued in 1997 and accordingly the
 Registrant provided $100,000 for possible loan losses during the quarter. No provision was made in the first quarter of 1996. Increased equipment, supplies and other non interest expenses associated with recent technology investments also reduced first quarter 1997 income by approximately $150,000. A summary of the factors which contributed to the changes in quarterly net income follows (in thousands):

 TABLE 1 EFFECT ON EARNINGS

                                                       1997 VS 1996

 Net interest income                                      $  336
 Provision for loan losses                                  (100)
 Other income, including securities transactions              81
 Other expenses                                             (239)
 Income taxes                                                 11
 Increase in net income                                   $   89


  The Registrant's annualized return on average total assets increased to .99% for the quarter ended March 31, 1997 as compared to .85% for the year ended December 31, 1996. Return on average total equity and return on average common equity increased to 12.45% and 12.72% respectively as compared to 11.03% and 11.18% at December 31, 1996. Average total equity to average assets increased to 7.96% at March 31, 1997 compared to 7.69% at December 31, 1996.

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

 TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                         THREE MONTH PERIOD ENDED                           YEAR ENDED
                                      MARCH 31, 1997 (ANNUALIZED)(4)                     DECEMBER 31, 1996
                                   AVERAGE                       AVERAGE        AVERAGE                     AVERAGE
                                   BALANCE      INTEREST(4)       RATE          BALANCE      INTEREST        RATE
 ASSETS
 Interest bearing deposits        $       854    $        44           5.15%   $     1,264   $        65          5.14%
 Federal funds sold                     2,044            104           5.09          3,403           180          5.29
 Investment securities
   Taxable                            108,874          6,814           6.26        111,640         6,858          6.14
   Tax-exempt(1)                       11,759            942           8.01         11,442           953          8.33
 Loans (2)(3)                         345,589         28,788           8.33        326,302        27,827          8.53
 Total earning assets                 469,120         36,692           7.82        454,051        35,883          7.90
 Cash and due from banks               18,418                                       17,051
 Premises and equipment                11,074                                        9,864
 Other assets                          14,802                                       12,854
 Allowance for loan losses             (2,711)                                      (2,762)
 Total assets                     $   510,703                                  $   491,058
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest Bearing Deposits
   Demand deposits                $   121,195          3,436           2.84%   $   110,708   $     3,085          2.79%
   Savings deposits                    38,212            976           2.55         39,364         1,069          2.72
   Time deposits                      209,268         11,208           5.36        204,362        11,156          5.46
 Securities sold under
   agreements to repurchase            13,717            632           4.61         12,411           574          4.62
 FHLB advances                         25,047          1,420           5.67         23,920         1,405          5.87
 Federal funds purchased                  667             36           5.40            800            44          5.50
 Long-term debt                         6,242            416           6.66          6,819           472          6.92
 Total interest bearing               414,348         18,124           4.37        398,384        17,805          4.47
 liabilities
 Demand deposits                       51,227                                       50,789
 Other liabilities                      4,495                                        4,102
 Stockholders' equity                  40,633                                       37,783
 Total liabilities & equity          $510,703                                  $   491,058
 Net interest income (TE)                        $    18,568                                 $    18,078
 Net interest spread                                                   3.45%                                      3.43%
 Impact of non-interest bearing
  funds                                                                 .51%                                       .55%
 Net yield on interest earning
   assets (TE)                                                         3.96%                                      3.98%
 (1) Interest income and rates are presented on a tax equivalent basis ("TE") assuming a federal income tax rate of 34%.
 (2) Loan fees are included in interest income and are not material.
 (3) Nonaccrual loans have been included in the average balances.
 (4) 1997 interest income and expense amounts have been annualized based on results through March 31, 1997.
     The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.

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

 TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                 1997 COMPARED TO 1996
                                                               INCREASE - (DECREASE)(5)
                                          TOTAL                                                         RATE/
                                         CHANGE               VOLUME                RATE              VOLUME(4)
 EARNING ASSETS:
 Interest bearing deposits         $       (21)         $       (21)           $        -           $       -
 Federal funds sold                        (76)                 (72)                   (7)                  3
 Investment securities:
   Taxable                                 (44)                (171)                  130                  (3)
   Tax-exempt (1)                          (11)                  27                   (37)                 (1)
 Loans (2)(3)                              961                1,645                  (646)                (38)
   Total interest income                   809                1,408                  (560)                (39)
 Interest-Bearing Liabilities
 Interest-bearing deposits
   Demand deposits                         351                  292                    54                   5
   Savings deposits                        (93)                 (31)                  (64)                  2
   Time deposits                            52                  268                  (211)                 (5)
 Securities sold under
   agreements to repurchase                 58                   60                    (2)                  -
 FHLB advances                              15                   66                   (49)                 (2)
 Federal funds purchased                    (8)                  (7)                   (1)                  -
 Long-term debt                            (56)                 (40)                  (17)                  1
   Total interest expense                  319                  608                  (290)                  1
  Net interest income              $       490           $      800           $      (270)         $      (40)
 (1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
 (2) Loan fees are included in interest income and are not material.
 (3) Nonaccrual loans are not material and have been included in the average balances.
 (4) The changes in rate / volume are computed on a consistent basis by multiplying the change in rates with the change in volume.
 (5) 1997 interest income and expense amounts have been annualized based on results through
     March 31, 1997.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.

  On an annualized tax equivalent basis, netinterest income increased $490,000, or 2.7% for 1997, compared to an annualized increase of $123,000, or .7% for the same period of 1996. As set forth in Table 3, the improvement in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

  In 1997, average earning assets increased by $15,069,000, or 3.3%, and average interest-bearing liabilities increased $15,964,000, or 4.0%, compared with 1996 (Table 2). The higher volumes of earning assets and interest-bearings liabilities were primarily the result of strong loan growth in 1996 and 1997. As a percentage of average earning assets, average loans increased from 71.9% during 1996 to 73.7% during the first quarter of 1997, while average securities decreased from 27.1% during 1996 to 26.3% during the first quarter of 1997.


 PROVISION FOR LOAN LOSSES

  The provision for loan losses in the first quarter of 1997 was $100,000 while no provision was made in the same period of 1996. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

 OTHER INCOME

  An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the first quarter of 1997 and 1996 (in thousands):

 TABLE 4  OTHER INCOME

                                            FIRST QUARTER              FIRST QUARTER
                                                1997                       1996                  $ CHANGE
 Trust                                      $    422                   $    333                  $     89
 Brokerage                                       136                         48                        88
 Securities losses                                -                           2                        (2)
 Service charges                                 404                        410                        (6)
 Mortgage banking                                 69                        105                       (36)
 Other                                           243                        295                       (52)
   Total other income                       $  1,274                   $  1,193                   $    81

   The Registrant's other income increased to $1,274,000 in the first quarter of 1997 as compared to $1,193,000 in the first quarter of 1996.

   Trust revenues increased to $422,000 in the first quarter of 1997 as compared to $333,000 in the first quarter of 1996. Trust assets increased to $228,358,000 at March 31, 1997 from $223,117,000 at December 31, 1996 and
 $221,913,000 at March 31, 1996. During 1997, increased revenues were primarily due to an increase in fees generated on retirement plans under management and the increase in trust assets.

   Revenues from brokerage and annuity sales increased in the first quarter of 1997. This increase was the result of the mid-1996 expansion of the product line, offering full-service brokerage and increasing marketing efforts in this area.

  There were no securities gains or (losses) in the first quarter of 1997 as compared to $2,000 in net securities gains in the first quarter of 1996.

   Service charges amounted to $404,000 in the first quarter of 1997 as compared to $410,000 in the first quarter of 1996. The decrease of $6,000 (1.5%) in service charges in 1997 as compared to 1996 was primarily due to a decrease in fees on business transaction accounts.

  Heartland originates loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $69,000 in the first quarter of 1997 as compared to $105,000 in the first quarter of 1996. Included in 1997 and 1996 mortgage banking income is the amount of the mortgage servicing rights recorded on loans originated and sold into the secondary market with servicing retained amounting to $15,000 and $2,000 for the quarters ended March 31, 1997 and 1996 respectively. In 1997, the volume of loans sold by Heartland was $2.4 million representing 37 loans as compared to $3.6 million representing 59 loans during the first quarter of 1996.

 OTHER EXPENSE

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the first quarter of 1997 and 1996 (in thousands):

 TABLE 5  OTHER EXPENSE

                                           FIRST QUARTER            FIRST QUARTER
                                               1997                     1996             $ CHANGE
 Salaries and benefits                    $   1,998               $    1,931            $      67
 Occupancy, furniture & equipment               707                      556                  151
 FDIC premiums                                  (42)                      68                 (110)
 Amortization of intangibles                    131                      137                   (6)
 Stationary and supplies                        159                      103                   56
 Legal and professional fees                    192                      185                    7
 Marketing and promotion                        117                      108                    9
 Other operating expenses                       497                      432                   65
   Total other expense                    $   3,759                $   3,520             $    239

   The Registrant's non-interest expense amounted to $3,781,000 in the first quarter of 1997 as compared to $3,542,000 in the first quarter of 1996.

  Salaries and employee benefits, the largest component of other expense, increased to $1,998,000 in the first quarter of 1997 as compared to $1,931,000 in the first quarter of 1996. At March 31, 1997, the number of full-time equivalent ("FTE") employees totaled 257 compared to 252 at March 31, 1996.

  Occupancy, furniture and equipment expense increased to $707,000 in the first quarter of 1997 as compared to $556,000 in the first quarter of 1996. The increase was primarily due to the increase in depreciation expense recorded on the technology equipment put into service at the beginning of 1997. This included items relating to document imaging, report imaging, home banking and wide-area network projects.

   The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was ($42,000) for the first quarter of 1997, compared to $68,000 in the first quarter of 1996. The net negative amount recorded in the first quarter of 1997 represented a partial refund on the 1996 assessments paid to the Savings Association Insurance Fund in the amount of $68,945 and the first quarter 1997 premium expense of $26,572.

  Amortization of intangible assets decreased 4% when comparing the first quarters of 1997 and 1996. This decrease was the result of the Registrant's core deposit premium associated with a 1986 bank acquisition being fully amortized. Amortization expense will increase during the second quarter of 1997 in association with the acquisition by the Registrant of a Charleston, Illinois branch. New intangible assets generated from this transaction amounted to $3.8 million which will be amortized over 10 to 15 years.

  During the first quarter of 1997, various categories of other operating expenses were impacted by the implementation of several large technology projects including imaging of customer checks and statements and the establishment of a wide-area network, along with new products being introduced such as pc banking.

 INCOME TAXES

   Total income tax expense amounted to $689,000 in the first quarter of 1997 as
 compared to $700,000 in the first quarter of 1996.   The tax expense included
 state income tax expense totaling $58,000 and $72,000 for the first quarters of 1997 and 1996 respectively. Effective tax rates were 35.3% and 37.3% respectively, for the first quarter of 1997 and 1996, respectively. The decrease in the effective tax rate was in part due to an increase of state tax-exempt interest income which resulted from a change in the mix of the investment portfolio.

 ANALYSIS OF BALANCE SHEETS

 SECURITIES

  The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for the March 31, 1997 and December 31, 1996 (in thousands):

 TABLE 6  INVESTMENT PORTFOLIO

                                                        MARCH 31,                               DECEMBER 31,
                                                          1997                                      1996
                                                                     % OF                                     % OF
                                               AMOUNT                TOTAL               AMOUNT               TOTAL
 U.S. Treasury securities
  and obligations of
  U.S. Government Agencies
  and corporations                            $ 96,292                  73%             $ 86,518                 74%
 Obligations of states and
  political subdivisions                        13,815                  11                11,398                 10
 Mortgage-backed securities                     16,949                  13                15,283                 13
 Other securities                                4,285                   3                 4,285                  3
     Total securities                         $131,341                 100%             $117,484                100%

  At March 31, 1997 the Registrant's investment portfolio showed a increase in mortgage-backed securities, U. S. Government agency securities and municipal securities.

  The amortized cost, gross unrealized gains and losses and estimated fair values for available- for-sale and held-to-maturity securities by major security type at March 31, 1997 and December 31, 1996 were as follows (in thousands):

 TABLE 7  INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                                GROSS                GROSS              ESTIMATED
                                         AMORTIZED           UNREALIZED           UNREALIZED              FAIR
                                           COST                 GAINS               LOSSES                VALUE
 MARCH 31, 1997
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities
  and obligations of
  U.S. Government Agencies
  and corporations                           $   96,292           $      105           $  (1,124)           $   95,273
 Obligations of states and
  political subdivisions                         10,446                  218                 (37)               10,627
 Mortgage-backed securities                      16,949                   92                (127)               16,914
 Federal Home Loan Bank stock                     3,878                    -                    -                3,878
 Other securities                                   407                    -                    -                  407
   Total available-for-sale                  $  127,972            $     415           $  (1,288)           $  127,099
 HELD-TO-MATURITY:
 Obligations of states and
  political subdivisions                     $    3,369            $      24           $     (55)           $    3,338
 DECEMBER 31, 1996
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities
  and obligations of
  U.S. Government Agencies
  and corporations                           $   86,518            $     342           $    (585)           $   86,275
 Obligations of states and
  political subdivisions
 Mortgage-backed securities                       7,917                  249                  (3)                8,163
 Federal Home Loan Bank stock                    15,283                  103                 (82)               15,304
 Other securities                                 3,878                    -                    -                3,878
   Total available-for-sale                  $  114,003            $     694           $    (670)           $  114,027
 HELD-TO-MATURITY:
 Obligations of states and
  political subdivisions                     $    3,481            $      28           $     (18)           $    3,491


   The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 1997 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

 TABLE 8  INVESTMENT MATURITY SCHEDULE

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
 AVAILABLE-FOR-SALE:
 U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                             $ 13,668         $ 63,851         $ 18,275        $    498        $ 96,292
 Obligations of state and
   political subdivisions                        824            4,923              995           3,704          10,446
 Mortgage-backed securities                    3,378           10,117              536           2,918          16,949
 Other securities                                  -                -                -           4,285           4,285
 Total Investments                          $ 17,870         $ 78,891         $ 19,806        $ 11,405        $127,972
 Weighted average yield                         5.59%            6.29%            6.42%           5.98%           6.18%
 Full tax equivalent yield                      5.72%            6.47%            6.57%           7.40%           6.46%
 HELD-TO-MATURITY:
 Obligations of state and
   political subdivisions                   $    632         $  1,965         $    308        $    465        $  3,369
 Weighted average yield                         4.88%            5.02%            5.96%           5.74%           5.18%
 Full tax equivalent yield                      7.40%            7.60%            9.03%           8.70%           7.85%

  The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax equivalent yields have been calculated using a 34% tax rate.

  With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 1997.

  Proceeds from sales of investment securities and realized gains and losses were as follows during the quarter ended March 31, 1997 and the year ended December 31, 1996 (in thousands):

 TABLE 9  PROCEEDS FROM SALE

                             MARCH 31, 1997                 DECEMBER 31, 1996
 Proceeds from sales              $    -                         $31,667
 Gains                                 -                             155
 Losses                                -                             164


 LOANS

  The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the periods ended March 31, 1997 and December 31, 1996 (in thousands):

 TABLE 10  COMPOSITION OF LOANS

                                    March 31,            DECEMBER 31,
                                      1997                   1996
 Commercial, financial
   and agricultural                $ 69,752                $ 75,028
 Real estate - mortgage             245,729                 241,240
 Installment                         30,287                  30,423
 Other                                1,339                   1,526
   Total loans                     $347,107                $348,217

  At March 31, 1997, the Registrant had loan concentrations in agricultural industries of 12.0% of outstanding loans as compared to 13.3% at December 31, 1996. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.


 TABLE 11  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

  The following table presents the balance of loans outstanding as of March 31, 1997, by maturities (dollars in thousands):

                                                                     MATURITY (1)
                                                               OVER 1
                                          ONE YEAR             THROUGH              OVER
                                         OR LESS(2)            5 YEARS             5 YEARS            TOTAL
 Commercial, financial
   and agricultural                      $ 46,822            $  3,919           $  19,011          $  69,752
 Real estate - mortgage                    41,082              54,718             149,929            245,729
 Installment                                6,419              22,831               1,037             30,287
 Other                                        371                 548                 420              1,339
   Total loans                           $ 94,694            $ 82,016           $ 170,397          $ 347,107
 (1) Based on scheduled principal repayments.
 (2) Includes demand loans, past due loans and overdrafts.

  As of March 31, 1997, loans with maturities over one year consisted of $205,843,000 in fixed rate loans and $46,570,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case by case basis.


 NONPERFORMING LOANS

  Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
 (b) accruing loans contractually past due 90 days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

  The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

 TABLE 12  NONPERFORMING LOANS

                                        MARCH 31,            DECEMBER 31,
                                          1997                   1996
 Nonaccrual loans                       $ 1,223                $   790
 Loans past due ninety days
   or more and still accruing               399                    575
 Restructured loans which are
   performing in accordance
   with revised terms                       444                    580

  The $423,000 increase in nonaccrual loans resulted from two individual loans to a single borrower totaling $451,000, which were placed on nonaccrual status during the first quarter of 1997. These two loans are well collateralized and management does not anticipate any material loss. Nevertheless, because the borrower is experiencing cash flow difficulties and filed chapter 11 bankruptcy during the first quarter of 1997, these loans were placed on nonaccrual status.

  Interest income for the quarter ended March 31, 1997 that would have been reported if nonaccrual and restructured loans had been performing totaled $154,000. Interest income that was included in income for the same period totaled $10,000.

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

 LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

   The allowance for loan losses represents management's estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Registrant's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current and anticipated economic conditions in the region where the Registrant operates. In addition to the aforementioned considerations, management also considers the loan loss experience of other banks, thrifts and financial services holding companies.

   Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At March 31, 1997, the Registrant's loan portfolio included $41.6 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $4.8 million from $46.4 million at December 31, 1996. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage
 lending activity in and around east central Illinois.   Residential mortgage
 loans amounted to $178.0 million or 51.3% of total loans at March 31, 1997. At December 31, 1996, these loans amounted to $172.3 million or 49.5% of total loans.

 TABLE 13  ALLOWANCE FOR LOAN LOSSES

  Loan loss experiences are summarized as follows (dollars in thousands):

                                           QUARTER ENDED             YEAR ENDED
                                             MARCH 31,              DECEMBER 31,
                                               1997                     1996
 Average loans outstanding,
   net of unearned income                    $345,589                 $326,302
 Allowance-beginning of year                    2,684                    2,814
 Charge-offs:
 Commercial, financial
   and agricultural                                 2                      238
 Real estate-mortgage                               -                        6
 Installment                                       38                      131
   Total charge-offs                               40                      375
 Recoveries:
 Commercial, financial
   and agricultural                                 4                       53
 Real estate-mortgage                               -                        -
 Installment                                        8                       45
   Total recoveries                                12                       98
 Net charge-offs                                   28                      277
 Provision for loan losses                        100                      147
 Allowance-end of period                     $  2,756                 $  2,684
 Ratio of net charge-offs to
   average loans                                  .01%                     .08%
 Ratio of allowance for loan
   losses to loans outstanding
   (less unearned interest
   at end of period)                              .79%                     .77%
 Ratio of allowance for loan
   losses to nonperforming
   loans                                        133.4%                   138.0%

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

   During the first quarter of 1997, the Registrant had net charge-offs of $28,000 as compared to $277,000 for the year ended December 31, 1996. $151,000 (55%) of the 1996 charge-offs related to three specific loans for which management does not anticipate any significant future recoveries. Management provided $100,000 for loan losses during the first quarter of 1997. No provision was made during the same period in 1996. The amount of the provision was partially due to the increasing rate of personal bankruptcies both nationally and in the Registrant's service area as well as the Registrant's general expectations for growth in the loan portfolio.

  At March 31, 1997, the allowance was $2,756,000, or .79% of total loans, and 133.4% of nonperforming loans. On December 31, 1996, the allowance for loan losses amounted to $2,684,000, or .77% of total loans, and 138.0% of nonperforming loans.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

 TABLE 14  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   MARCH 31, 1997                         DECEMBER 31, 1996
                              ALLOWANCE          % OF                 ALLOWANCE         % OF
                                 FOR             LOANS                   FOR            LOANS
                                LOAN           TO TOTAL                 LOAN          TO TOTAL
                               LOSSES            LOANS                 LOSSES           LOANS
 Commercial, financial
   and agricultural          $ 1,997            20.1%               $ 1,854              21.5%
 Real estate-mortgage            414            70.8                    434              69.3
 Installment                     144             8.7                    152               8.7
 Other                            -               .4                     -                 .5
 Total allocated               2,555                                  2,440
 Unallocated                     201             N/A                    244               N/A
 Allowance at end of
   reported period           $ 2,756          $100.0%               $ 2,684             100.0%


  The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.


 DEPOSITS

  Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at March 31, 1997 and December 31, 1996 (dollars in thousands):


 TABLE 15  COMPOSITION OF DEPOSITS


                                              MARCH 31, 1997                           DECEMBER 31, 1996
                                                            WEIGHTED                                 WEIGHTED
                                                             AVERAGE                                  AVERAGE
                                        AMOUNT                RATE                 AMOUNT              RATE
 Demand deposits:
   Non-interest bearing                      $ 51,227                    -             $ 50,789                   -
   Interest bearing                           121,195                 2.84%             110,708                2.79%
 Savings                                       38,212                 2.55               39,364                2.72
 Time deposits                                209,268                 5.36              204,362                5.46
   Total average deposits                    $419,902                 3.72             $405,223                3.78



  The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

 TABLE 16  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                    MARCH 31,               DECEMBER 31,
                                      1997                      1996
 3 months or less                  $ 17,124                  $ 20,658
 Over 3 through 6 months              6,260                     7,322
 Over 6 through 12 months            14,132                     6,897
 Over 12 months                       6,302                     5,893
   Total                            $43,818                  $ 40,770


 OTHER BORROWINGS


  Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings for the periods ended March 31, 1997 and December 31, 1996 is presented below (in thousands):


 TABLE 17  SCHEDULE OF OTHER BORROWINGS

                                                            MARCH 31,                DECEMBER 31,
                                                              1997                       1996
 End of period:
   Securities sold under agreements to repurchase           $12,720                    $18,360
   Federal Home Loan Bank advances:
     Overnight                                               16,130                     19,733
     Fixed term - due in one year or less                     3,500                     11,693
     Fixed term - due after one year                          3,000                      1,000
   Federal funds purchased                                       -                          -
     Total                                                  $35,350                    $50,786
     Average interest rate at end of period                    5.86%                      5.91%
 Maximum Outstanding at Any Month-end
   Securities sold under agreements to repurchase           $17,710                    $18,860
   Federal Home Loan Bank advances:
     Overnight                                               23,733                     23,083
     Fixed term - due in one year or less                     3,500                     20,693
     Fixed term - due after one year                          3,000                      7,500
   Federal funds purchased                                       -                       6,500
 Averages for the Year
   Securities sold under agreements to repurchase           $13,717                    $12,411
   Federal Home Loan Bank advances:
     Overnight                                               19,433                      8,136
     Fixed term - due in one year or less                     3,746                      9,352
     Fixed term - due after one year                          1,867                      6,432
   Federal funds purchased                                      667                        800
     Average interest rate during the year                     5.30%                      5.45%

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

  In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 1997, which anticipated by the Registrant to reprice or mature in each of the future time periods shown. Except for savings and N.O.W. accounts the amounts of assets and liabilities shown which reprice or mature during a particular period are based upon the contractual terms of the asset or liability. Regular savings accounts are assumed to be withdrawn over a 60 month period and NOW accounts sere assumed to be withdrawn over a 18 month period. The two deposit types collectively totaled $129 million at March 31, 1997. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

 TABLE 18  GAP TABLE

 (In thousands)                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
 INTEREST EARNING ASSETS:                 0-1              1-3             3-6            6-12             12+
 Deposits with other financial
   institutions                     $      557          $     -         $     -      $       99         $     -
 Federal funds sold                      9,825                -               -              -                -
 Taxable investment securities          29,461            13,256           8,774          2,954           62,026
 Nontaxable investment securities           -                219             486          1,341           11,951
 Loans                                  48,228            18,424          22,311         33,782          224,362
   Total                            $   88,071        $   31,899        $ 31,571     $   38,176       $  298,339
 INTEREST BEARING LIABILITIES:
 Savings and N.O.W. accounts (1)         5,440            10,881          16,320         32,641           63,405
 Money market accounts                  36,821                -               -              -                -
 Other time deposits                    26,100            38,288          52,267         50,764           55,244
 Other borrowings                       17,630            14,720              -              -             3,000
 Long-term debt                          6,950                -               -              -                -
   Total                             $  92,941         $  63,889       $  68,587      $  83,405       $  121,649
   Periodic GAP                      $ ( 4,870)        $ (31,990)      $ (37,106)     $ (45,224)      $  176,690
   Cumulative GAP                    $ ( 4,870)        $ (36,860)      $ (73,876)     $(119,105)      $   57,585
 GAP as a % of interest earning assets:
   Periodic                              (1.0%)            (6.6%)          (7.6%)         (9.3%)           36.2%
   Cumulative                            (1.0%)            (7.6%)         (15.1%)        (24.4%)           11.8%
 (1) Historically the Registrant's NOW accounts and savings deposits have been relatively insensitive to interest rate changes.  However, the Registrant considers a portion of these deposits to be rate sensitive based on historical trends and management's expectations.


  At March 31, 1997, the table above reflects that the Registrant is liability sensitive due to the level of interest bearing demand deposits and savings which are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $369,000 in 90 days and $1,191,000 in 12 months assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, the Registrant considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes sin interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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


 CAPITAL RESOURCES

   At March 31, 1997, the Registrant's stockholders' equity amounted to $40,800,000, an $896,000 or 2.2% increase from the $39,904,000 balance as of
 December 31, 1996. Year to date, net income contributed $1,265,000 to equity before the declaration of dividends to preferred stockholders amounting to $143,000. The change in net unrealized gain on available-for-sale investment securities decreased stockholders' equity by $592,000, net of tax.

   During 1996, the Registrant began issuing Company common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings
 Plan) for its employees. During the first quarter of 1997, 1,356 shares were issued pursuant to the Deferred Compensation Plan and 897 shares were issued pursuant to the First Retirement and Savings Plan.

   In late 1994, the Registrant implemented a Dividend Reinvestment Plan whereby common and preferred shareholders could elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. This plan became effective with the January, 1995 common stock dividend. Of the $442,000 in common and preferred stock dividends paid during the first quarter of 1997, $209,000 or 47.3% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 5,507 shares of common stock being issued during the first quarter of 1997.

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

  Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 1997, that all capital adequacy requirements have been met.

  As of March 31, 1997, the most recent notification from the primary regulators categorized the Registrant, First Mid Bank and Heartland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.


 TABLE 19  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
 MARCH 31, 1997
 Total Capital
   (to risk-weighted assets)
   Registrant                  $ 34,927         11.14%       $ 25,092       > 8.00%      $ 31,365      > 10.00%
   First Mid Bank                31,227         11.69          21.372       > 8.00         26,715      > 10.00
   Heartland                      7,209         16.52           3.491       > 8.00          4,364      > 10.00
 Tier 1 Capital
   (to risk-weighted assets)
   Registrant                    32,171         10.26          12,546       > 4.00         18,819      >  6.00
   First Mid Bank                28,820         10.79          10,686       > 4.00         16,029      >  6.00
   Heartland                      6,860         15.72           1,745       > 4.00          2,618      >  6.00
 Tier 1 Capital
   (to average assets)
   Registrant                    32,171         6.44           19,988       > 4.00         24,984      >  5.00
   First Mid Bank                28,820         7.04           16,371       > 4.00         20,463      >  5.00
   Heartland                      6,860         7.64            3,593       > 4.00          4,491      >  5.00


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

  In February 1997, FASB Statement No 128, "Earnings Per Share" (Statement 128, was issued. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computations, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. IT also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB15.

  Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with Statement 128. The Registrant does not expect adoption of Statement 128 to have a significant impact on its financial statements.


 RECENT REGULATORY DEVELOPMENTS

  Various bills have been introduced in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. While the scope of permissible nonbanking activities and the conditions under which the new powers could be exercised varies among the bills, the expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The bills also impose various restrictions on transactions between the depository institution subsidiaries of the bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to such affiliates.

  Additionally, legislation has been introduced in Illinois that would generally allow banks to engage in insurance activities, subject to various conditions, including restrictions on the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. The Illinois legislature is also considering legislation that would prohibit out-of-state banks from acquiring a bank located in Illinois unless the Illinois-based bank has been in existence and continuously operated for a period of at least five years.

  At this time, the Registrant is unable to predict whether any of the pending bills will be enacted and, therefore is unable to predict the impact such legislation may have on the operations of the Registrant and its bank subsidiaries.

             PART II--OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

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

 ITEM 2.  CHANGES IN SECURITIES

 None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

 ITEM 5.  OTHER INFORMATION

 None.

 ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(3) -- Exhibits

   (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

 (b) Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1997.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12 day of May 1997.

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

                                        /s/ William S. Rowland
                                   *-------------------------------------*
                                            William S. Rowland
                                          Chief Financial Officer

 Dated:    May 12, 1997
       *---------------------*

 EXHIBIT INDEX TO FORM
        10-Q
       EXHIBIT
       NUMBER                                 DESCRIPTION AND FILING OR INCORPORATION REFERENCE
         3.1           RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED
                       CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC.
                       Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on
                       Form 10-K for the year ended December 31, 1987 (File No. 0-13688)
         3.2           RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
                       Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on
                       Form 10-K for the year ended December 31, 1987 (File No 0-13368)
        11.1           STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
                       (Filed herewith)
        27.1           FINANCIAL DATA SCHEDULE
                       (Filed herewith)