Form 10-Q
period 1997-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1997-08-13
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

   As of July 31, 1997, 1,948,506 common shares, $4.00 par value, were outstanding.

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
                                                                                   JUNE 30,                DECEMBER 31,
(In thousands, except share data) (unaudited)                                       1997                      1996
ASSETS
Cash and due from banks:
  Non-interest bearing                                                         $  24,677                 $  20,158
  Interest bearing                                                                 4,939                       453
Federal funds sold                                                                 4,500                     6,500
  Cash and cash equivalents                                                       34,116                    27,111
Interest bearing deposits with other financial institutions                           99                        99
Investment securities:
  Available-for-sale, at fair value                                              117,189                   114,027
  Held-to-maturity, at amortized cost
  (estimated fair value of $3,527 and $3,491 at
  June 30, 1997 and December 31, 1996, respectively)                               3,517                     3,481
Loans                                                                            357,892                   348,217
Less allowance for loan losses                                                     2,496                     2,684
  Net loans                                                                      355,396                   345,533
Premises and equipment, net                                                       12,008                    10,735
Intangible assets                                                                  8,921                     5,472
Other assets                                                                       8,880                     8,939
  TOTAL ASSETS                                                                 $ 540,126                 $ 515,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                         $  55,682                 $  55,044
  Interest bearing                                                               397,306                   358,632
  Total deposits                                                                 452,988                   413,676
Securities sold under agreements to repurchase                                    10,000                    18,360
Federal Home Loan Bank advances                                                   23,000                    32,426
Long-term debt                                                                     6,700                     6,200
Other liabilities                                                                  4,517                     4,831
  TOTAL LIABILITIES                                                              497,205                   475,493
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 620 shares with
  stated value of $5,000 per share                                                 3,100                     3,100
Common stock, $4 par value; authorized 6,000,000 shares in 1997 and 2,000,000 shares in 1996; issued 1,937,562 shares in 1997
  and 1,885,632 shares in 1996                                                     7,750                     3,771
Additional paid-in-capital                                                         6,377                     5,463
Retained earnings                                                                 25,774                    27,578
Net unrealized gain (loss) on available-for-sale
  investment securities, net of tax                                                  (56)                       16
Less treasury stock at cost, 4,000 shares                                            (24)                      (24)
TOTAL STOCKHOLDERS' EQUITY                                                        42,921                    39,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $540,126                  $515,397
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended June 30, 1997 and 1996
(In thousands, except per share data) (unaudited)
                                                                                1997                      1996
INTEREST INCOME:
Interest and fees on loans                                                    $ 7,504                   $ 6,731
Interest on investment securities                                               1,921                     1,864
Interest on federal funds sold                                                     52                        29
Interest on deposits with other financial institutions                             13                        10
  Total interest income                                                         9,490                     8,634
INTEREST EXPENSE:
Interest on deposits                                                            4,235                     3,785
Interest on securities sold under agreements
  to repurchase                                                                   125                       122
Interest on Federal Home Loan Bank advances                                       344                       221
Interest on Federal funds purchased                                                 6                        25
Interest on long-term debt                                                        120                       104
  Total interest expense                                                        4,830                     4,257
  Net interest income                                                           4,660                     4,377
Provision for loan losses                                                         150                        -
  Net interest income after provision for loan losses                           4,510                     4,377
OTHER INCOME:
Trust revenues                                                                    452                       319
Brokerage revenues                                                                 84                       112
Service charges                                                                   457                       439
Securities (losses) gains, net                                                     (6)                       16
Mortgage banking income                                                           100                        92
Other                                                                             248                       252
  Total other income                                                            1,335                     1,230
OTHER EXPENSE:
Salaries and employee benefits                                                  1,920                     1,969
Occupancy, furniture and equipment, net                                           651                       584
Amortization of intangible assets                                                 208                       137
Stationary and supplies                                                           140                       139
Legal and professional fees                                                       193                       232
Marketing and promotion                                                           172                       147
Other                                                                             634                       588
  Total other expense                                                           3,918                     3,796
Income before income taxes                                                      1,927                     1,811
Income taxes                                                                      688                       618
  Net income                                                                  $ 1,239                   $ 1,193
Per common share data:
Primary earnings per share                                                     $  .61                   $   .62
Fully diluted earnings per share                                                  .57                       .58
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the six months ended June 30, 1997 and 1996
(In thousands, except per share data) (unaudited)
                                                                                1997                      1996
INTEREST INCOME:
Interest and fees on loans                                                    $14,701                   $13,226
Interest on investment securities                                               3,780                     3,723
Interest on federal funds sold                                                     78                        88
Interest on deposits with other financial institutions                             23                        28
  Total interest income                                                        18,582                    17,065
INTEREST EXPENSE:
Interest on deposits                                                            8,140                     7,568
Interest on securities sold under agreements
  to repurchase                                                                   283                       260
Interest on Federal Home Loan Bank advances                                       699                       377
Interest on Federal funds purchased                                                15                        29
Interest on long-term debt                                                        224                       229
  Total interest expense                                                        9,361                     8,463
  Net interest income                                                           9,221                     8,602
Provision for loan losses                                                         250                        -
  Net interest income after provision for loan losses                           8,971                     8,602
OTHER INCOME:
Trust revenues                                                                    874                       652
Brokerage revenues                                                                220                       160
Service charges                                                                   861                       849
Securities (losses) gains, net                                                     (6)                       18
Mortgage banking income                                                           169                       197
Other                                                                             491                       547
  Total other income                                                            2,609                     2,423
OTHER EXPENSE:
Salaries and employee benefits                                                  3,918                     3,900
Occupancy, furniture and equipment, net                                         1,358                     1,140
Amortization of intangible assets                                                 339                       274
Stationary and supplies                                                           299                       242
Legal and professional fees                                                       385                       417
Marketing and promotion                                                           289                       255
Other                                                                           1,111                     1,110
  Total other expense                                                           7,699                     7,338
Income before income taxes                                                      3,881                     3,687
Income taxes                                                                    1,377                     1,318
  Net income                                                                  $ 2,504                   $ 2,369
Per common share data:
Primary earnings per share                                                     $ 1.24                    $ 1.23
Fully diluted earnings per share                                                 1.16                      1.15
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 1997 and 1996
(In thousands) (unaudited)
                                                                                  1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 1,239                  $ 1,193
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                         150                       -
  Depreciation, amortization and accretion, net                                     497                      320
  (Gain) loss on sale of securities, net                                              6                      (16)
  Gain on sale of loans held for sale, net                                          (81)                     (61)
  Origination of mortgage loans held for sale                                    (8,534)                  (3,611)
  Proceeds from sale of mortgage loans held for sale                              8,090                    3,298
  Increase in other assets                                                         (802)                  (1,597)
  Increase in other liabilities                                                     110                    1,164
Net cash provided by operating activities                                           675                      690
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                                         (21)                     (30)
Purchases of premises and equipment                                                (265)                    (332)
Net increase in loans                                                           (10,670)                 (20,081)
Proceeds from sales of:
  Securities available-for-sale                                                   9,983                    3,439
Proceeds from maturities of:
  Securities available-for-sale                                                   3,448                    4,308
  Securities held-to-maturity                                                        20                       20
Purchases of:
  Securities available-for-sale                                                  (2,728)                  (8,154)
  Securities held-to-maturity                                                      (170)                     (30)
Net cash used in investing activities                                              (403)                 (20,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                          5,807                    2,956
Increase(decrease)in securities sold under agreements to repurchase              (2,720)                   1,767
Increase in Federal Home Loan Bank advances                                         370                   17,272
(Decrease) in federal funds purchased                                                -                    (3,200)
Repayment of long-term debt                                                        (250)                    (250)
Proceeds from issuance of common stock                                              427                      900
Dividends paid on preferred stock                                                   (16)                     (16)
Dividends paid on common stock                                                     (192)                    (196)
Net cash provided by financing activities                                         3,426                   19,233
Increase (decrease) in cash and cash equivalents                                  3,698                     (937)
Cash and cash equivalents at beginning of period                                 30,418                   16,804
Cash and cash equivalents at end of period                                      $34,116                  $15,867
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                      $ 5,148                  $ 4,440
  Income taxes                                                                    1,355                    1,180
Loans transferred to real estate owned                                              363                      276
Dividends reinvested in common shares                                               320                      283
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(In thousands) (unaudited)
                                                                                 1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 2,504                  $ 2,369
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                       250                       -
  Depreciation, amortization and accretion, net                                   909                      630
  (Gain) loss on sale of securities, net                                            6                      (18)
  Gain on sale of loans held for sale, net                                       (116)                    (135)
  Origination of mortgage loans held for sale                                 (10,992)                  (5,778)
  Proceeds from sale of mortgage loans held for sale                           10,608                    5,387
  (Increase) decrease in other assets                                              93                   (1,187)
  Increase (decrease) in other liabilities                                         (5)                     685
Net cash provided by operating activities                                       3,257                    1,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                                       (42)                     (62)
Purchases of premises and equipment                                              (521)                    (560)
Net increase in loans                                                          (9,153)                 (20,322)
Proceeds from sales of:
  Securities available-for-sale                                                 9,983                    5,941
Proceeds from maturities of:
  Securities available-for-sale                                                 6,936                   16,487
  Securities held-to-maturity                                                     130                       20
Purchases of:
  Securities available-for-sale                                               (20,173)                 (24,997)
  Securities held-to-maturity                                                    (170)                     (80)
Cash of acquired branch                                                        22,416                       -
Net cash provided by (used in) investing activities                             9,406                  (23,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       11,556                    6,900
Decrease in securities sold under agreements to repurchase                     (8,360)                  (6,028)
Increase (decrease) in Federal Home Loan Bank advances                         (9,426)                  13,372
Repayment of long-term debt                                                      (500)                    (500)
Proceeds from long-term debt                                                    1,000                       -
Proceeds from issuance of common stock                                            513                      900
Dividends paid on preferred stock                                                 (16)                     (16)
Dividends paid on common stock                                                   (425)                    (436)
Net cash provided by (used in) financing activities                            (5,658)                  14,192
Increase (decrease) in cash and cash equivalents                                7,005                   (7,428)
Cash and cash equivalents at beginning of period                               27,111                   23,295
Cash and cash equivalents at end of period                                    $34,116                  $15,867
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                    $ 9,836                  $ 8,574
  Income taxes                                                                  1,695                    1,305
Loans transferred to real estate owned                                            495                      290
Dividends reinvested in common shares                                             529                      463
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly owned subsidiaries:
First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"); Heartland Savings Bank ("Heartland"); and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 1997 and 1996, and all such adjustments are of a normal recurring nature. The results of the interim periods ended June 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

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


EARNINGS PER SHARE

  A 2-for-1 common stock split was distributed in the form of a stock dividend for the stockholders of record at the close of the business day of May 22, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split. Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of common shares outstanding. Income for primary earnings per common share is adjusted for dividends attributable to preferred stock. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock.

  The weighted average number of common equivalent shares used in calculating earnings per share were as follows:


                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                   JUNE 30,                              JUNE 30,
                            1997               1996               1997               1996
Primary                     1,917,057          1,820,268          1,905,817          1,808,286
Fully diluted               2,167,661          2,070,872          2,156,421          2,058,890

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three month and six month periods ended June 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-Q.


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


1997 ACQUISITION

  During the first quarter of 1997, the Registrant acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to our deposit totals and gives us the opportunity to serve the Charleston market from an outstanding location at the intersection of Lincoln and University Avenues, one of the highest traffic areas in east central Illinois.


OVERVIEW

  Net income for the three month period ended June 30, 1997, increased to $1,239,000, up 3.9% from $1,193,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period decreased one cent per share to $.57 as compared to $.58 per share earned in the second quarter of 1996. An increase of $283,000 in net interest income together with higher levels of non interest income, primarily from trust and brokerage
activities, contributed to increased profitability.   Noninterest expenses,
such as occupancy expense and the amortization of intangible assets associated with the acquisition of a Charleston, Illinois branch facility, reduced second quarter 1997 earnings compared to the same period of 1996. A summary of the factors which contributed to the changes in quarterly net income follows (in thousands):


TABLE 1-A  EFFECT ON QUARTERLY EARNINGS

                                                                  1997 VS 1996
Net interest income                                                  $ 283
Provision for loan losses                                             (150)
Other income, including securities transactions                        105
Other expenses                                                        (122)
Income taxes                                                            70
Increase in net income                                               $  46


  Net income for the six month period ended June 30, 1997 increased to $2,504,000, up 5.7% from $2,369,000 earned in the six month period ended June 30, 1996. On a fully diluted basis, earnings per share for the period increased one cent per share to $ 1.16 as compared to $1.15 per share earned in the same period of 1996. An increase of $619,000 in net interest income together with higher levels on non interest income, primarily from trust and brokerage activities, contributed to increased profitability. The Registrant provided $250,000 for possible loan losses during the first six months. No provision was made in the first six months of 1996. Increased equipment, supplies and other non interest expenses associated with recent technology investments also reduced the income of the first six months of 1997. A summary of the factors which contributed to the changes in year-to-date net income follows (in thousands):


TABLE 1-B  EFFECT ON YEAR-TO-DATE EARNINGS

                                                              1997 VS 1996
Net interest income                                              $  619
Provision for loan losses                                          (250)
Other income, including securities transactions                     186
Other expenses                                                     (361)
Income taxes                                                         59
Increase in net income                                           $  135


  The Registrant's annualized return on average total assets increased to .96% for the six months ended June 30, 1997 as compared to .85% for the year ended December 31, 1996. Return on average total equity and return on average common equity increased to 12.17% and 12.40%, respectively for the six month period ended June 30, 1997 as compared to 11.03% and 11.18% for the year ended December 31, 1996. Average total equity to average assets increased to 7.92% for the six months ended June 30, 1997 compared to 7.69% for the year ended December 31, 1996.

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

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                          SIX MONTH PERIOD ENDED                            YEAR ENDED
                                       JUNE 30, 1997 (ANNUALIZED)(4)                     DECEMBER 31, 1996
                                   AVERAGE                       AVERAGE        AVERAGE                     AVERAGE
                                   BALANCE      INTEREST(4)       RATE          BALANCE      INTEREST        RATE
ASSETS
Interest bearing deposits            $    926        $    46           5.01%      $  1,264      $     65          5.14%
Federal funds sold                      2,895            156           5.39          3,403           180          5.29
Investment securities
  Taxable                             109,658          6,874           6.27        111,640         6,858          6.14
  Tax-exempt(1)                        12,676          1,040           8.20         11,442           953          8.33
Loans (2)(3)                          350,317         29,402           8.39        326,302        27,827          8.53
Total earning assets                  476,472         37,518           7.87        454,051        35,883          7.90
Cash and due from banks                18,027                                       17,051
Premises and equipment                 11,554                                        9,864
Other assets                           16,021                                       12,854
Allowance for loan losses              (2,704)                                      (2,762)
Total assets                        $ 519,370                                    $ 491,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Deposits
  Demand deposits                   $ 122,117       $  3,502           2.87%     $ 110,708      $  3,085          2.79%
  Savings deposits                     39,332          1,024           2.60         39,364         1,069          2.72
  Time deposits                       217,528         11,753           5.40        204,362        11,156          5.46
Securities sold under
  agreements to repurchase             12,426            567           4.56         12,411           574          4.62
FHLB advances                          24,097          1,398           5.80         23,920         1,405          5.87
Federal funds purchased                   548             30           5.51            800            44          5.50
Long-term debt                          6,596            448           6.80          6,819           472          6.92
Total interest bearing                422,644         18,722           4.43        398,384        17,805          4.47
liabilities
Demand deposits                        51,312                                       50,789
Other liabilities                       4,254                                        4,102
Stockholders' equity                   41,160                                       37,783
Total liabilities & equity          $ 519,370                                    $ 491,058
Net interest income (TE)                            $ 18,796                                    $ 18,078
Net interest spread                                                   3.44%                                      3.43%
Impact of non-interest bearing
 funds                                                                 .50%                                       .55%
Net yield on interest earning
  assets (TE)                                                         3.94%                                      3.98%
(1) Interest income and rates are presented on a tax equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.
(4) 1997 interest income and expense amounts have been annualized based on results through June 30, 1997.
    The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.

  Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the past year (in thousands):

TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                 1997 COMPARED TO 1996
                                                               INCREASE - (DECREASE)(5)
                                          TOTAL                                                         RATE/
                                         CHANGE               VOLUME                RATE              VOLUME(4)
EARNING ASSETS:
Interest bearing deposits              $    (19)            $    (17)            $     (2)           $      -
Federal funds sold                          (24)                 (27)                   3                   -
Investment securities:
  Taxable                                    16                 (122)                 140                  (2)
  Tax-exempt (1)                             87                  103                  (15)                 (1)
Loans (2)(3)                              1,575                2,048                 (441)                (32)
  Total interest income                   1,635                1,985                 (315)                (35)
Interest-Bearing Liabilities
Interest-bearing deposits
  Demand deposits                           417                  318                   90                   9
  Savings deposits                          (45)                  (1)                 (44)                  -
  Time deposits                             597                  719                 (115)                 (7)
Securities sold under
  agreements to repurchase                   (7)                   1                   (8)                  -
FHLB advances                                (7)                  10                  (17)                  -
Federal funds purchased                     (14)                 (14)                  -                    -
Long-term debt                              (24)                 (15)                  (8)                 (1)
  Total interest expense                    917                1,018                 (102)                  1
 Net interest income                   $    718             $    967             $   (213)          $     (36)
(1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.
(5) 1997 interest income and expense amounts have been annualized based on results through
    June 30, 1997.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.

  On an annualized tax equivalent basis, net interest income increased $718,000, or 4.0% for 1997, compared to an annualized increase of $427,000, or 2.5% for the same period of 1996. As set forth in Table 3, the improvement in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

  In 1997, average earning assets increased by $22,421,000, or 4.9%, and average interest-bearing liabilities increased by $24,260,000, or 6.1%, compared with 1996 (Table 2). The higher volumes of earning assets and interest-bearings liabilities were primarily the result of strong loan growth in 1996 and 1997.
As a percentage of average earning assets, average loans increased from 71.9% during 1996 to 73.5% during the first six months of 1997 and average securities decreased from 27.1% during 1996 to 25.7% during the first six months of 1997.

PROVISION FOR LOAN LOSSES

  The provision for loan losses in the second quarter of 1997 was $150,000 and in the first six months of 1997 was $250,000 while no provision was made in the same periods of 1996. This was primarily in response to the increase in the loan portfolio and charge offs during the first half of 1997. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

  An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the six months ended June 1997 and 1996 (in thousands):

TABLE 4  OTHER INCOME

                                         SIX MONTHS ENDED            SIX MONTHS ENDED
                                               1997                        1996              $ CHANGE
Trust                                    $   874                     $   652                  $   222
Brokerage                                    200                         160                       40
Securities gains(losses)                      (6)                         18                      (24)
Service charges                              861                         849                       12
Mortgage banking                             169                         197                      (28)
Other                                        491                         547                      (56)
  Total other income                     $ 2,609                     $ 2,423                  $   186

  The Registrant's other income increased to $2,609,000 in the first six months of 1997 as compared to $2,423,000 in the first six months of 1996.

  Trust revenues increased to $874,000 in the first six months of 1997 as compared to $652,000 in the first six months of 1996. Trust assets increased to $289,113,000 at June 30, 1997 from $223,117,000 at December 31, 1996 and
$207,688,000 at June 30, 1996. During 1997, increased revenues were primarily due to an increase in fees generated on retirement plans and farm agencies under management and the increase in trust assets.

  Revenues from brokerage and annuity sales increased by $40,000 in the first six months of 1997. This increase was the result of the mid-1996 expansion of the product line, offering full-service brokerage and increasing marketing efforts in this area.

  There were net securities losses of $6,000 in the first six months of 1997 as compared to $18,000 in net securities gains in the first six months of 1996.

  Service charges amounted to $861,000 in the first six months of 1997 as compared to $849,000 in the first six months of 1996. The increase of $12,000 or 1.4% in service charges in 1997 as compared to 1996 was primarily due to an increase in the activity of overdraft accounts.

  Heartland originates loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $169,000 in the first six months of 1997 as compared to $197,000 in the first six months of 1996. Included in 1997 and 1996 mortgage banking income is the amount of the mortgage servicing rights recorded on loans originated and sold into the secondary market with servicing retained amounting to $31,000 and $4,000 for the six months ended June 30, 1997 and 1996, respectively. In 1997, the volume of loans sold by Heartland was $10.5 million representing 162 loans as compared to $5.4 million representing 115 loans during the first six months of 1996.

OTHER EXPENSE

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the first six months of 1997 and 1996 (in thousands):

TABLE 5  OTHER EXPENSE

                                          SIX MONTHS ENDED         SIX MONTHS ENDED
                                               1997                     1996               $ CHANGE
Salaries and benefits                        $ 3,918                  $ 3,900              $    18
Occupancy, furniture & equipment               1,358                    1,140                  218
FDIC premiums                                    (15)                     137                 (152)
Amortization of intangibles                      339                      274                   65
Stationary and supplies                          299                      242                   57
Legal and professional fees                      385                      417                  (32)
Marketing and promotion                          289                      255                   34
Other operating expenses                       1,126                      973                  153
  Total other expense                        $ 7,699                  $ 7,338              $   361


  The Registrant's non-interest expense amounted to $7,699,000 in the first six months of 1997 as compared to $7,338,000 in the first six months of 1996.

  Salaries and employee benefits, the largest component of other expense, remained constant at $3,918,000 in the first six months of 1997 as compared to $3,900,000 in the first six months of 1996. At June 30, 1997, the number of full-time equivalent ("FTE") employees totaled 255 compared to 252 at June 30, 1996.

  Occupancy, furniture and equipment expense increased to $1,358,000 in the first six months of 1997 as compared to $1,140,000 in the first six months of 1996. The 19.1% increase was primarily due to the increase in depreciation expense recorded on the technology equipment put into service at the beginning of 1997. This included items relating to document imaging, report imaging, home banking and wide-area network projects.

  The net negative amount of FDIC premiums recorded in the first six months of 1997 represented a partial refund on the 1996 assessments paid to the Savings Association Insurance Fund in the amount of $68,945 and the first six months 1997 premium expense of $53,533.

  Amortization of intangible assets increased 23.7% when comparing the first six months of 1997 and 1996. This net increase is the result of a decrease of approximately $25,000 from the Registrant's core deposit premium associated with a 1986 bank acquisition being fully amortized, as well as an increase of $91,000 during the second quarter of 1997 in association with the acquisition by the Registrant of a Charleston, Illinois branch. Core deposit premium and goodwill generated from this transaction amounted to $3.8 million, which will be amortized over 10 and 15 years, respectively.

  During the first six months of 1997, various categories of other operating expenses were impacted by the implementation of several large technology projects including imaging of customer checks and statements and the establishment of a wide-area network, along with new products being introduced such as pc banking.

INCOME TAXES

  Total income tax expense amounted to $1,377,000 in the first six months of
1997 as compared to $1,318,000 in the first six months of 1996.   The tax
expense included state income tax expense totaling $116,000 and $149,000 for the first six months of 1997 and 1996, respectively. Effective tax rates were 35.5% and 35.7% respectively, for the first six months of 1997 and 1996. The decrease in the effective tax rate was in part due to an increase of state tax-exempt interest income which resulted from a change in the mix of the investment portfolio.

ANALYSIS OF BALANCE SHEETS

SECURITIES

  The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities at June 30, 1997 and December 31, 1996 (in thousands):

TABLE 6  INVESTMENT PORTFOLIO

                                                       JUNE 30, 1997                         DECEMBER 31, 1996
                                                                     % OF                                     % OF
                                               AMOUNT                TOTAL               AMOUNT               TOTAL
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                             $ 87,704                   73%            $ 86,518                  74%
Obligations of states and
 political subdivisions                         13,883                   11               11,398                  10
Mortgage-backed securities                      16,651                   14               15,283                  13
Other securities                                 2,552                    2                4,285                   3
    Total securities                          $120,790                  100%            $117,484                 100%

  At June 30, 1997 the Registrant's investment portfolio showed an increase in mortgage-backed securities, U. S. Government agency securities and municipal securities.

  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 1997 and December 31, 1996 were as follows (in thousands):

TABLE 7  INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                                 GROSS               GROSS             ESTIMATED
                                          AMORTIZED           UNREALIZED          UNREALIZED             FAIR
                                            COST                 GAINS              LOSSES               VALUE
JUNE 30, 1997
AVAILABLE-FOR-SALE:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                               $ 87,704              $   138            $  (546)           $ 87,296
Obligations of states and
 political subdivisions                           10,366                  325                 (1)             10,690
Mortgage-backed securities                        16,651                  111               (111)             16,651
Federal Home Loan Bank stock                       2,115                    -                   -              2,115
Other securities                                     437                    -                   -                437
  Total available-for-sale                      $117,273              $   574            $  (658)           $117,189
HELD-TO-MATURITY:
Obligations of states and
 political subdivisions                         $  3,517              $    34            $   (24)           $  3,527
DECEMBER 31, 1996
AVAILABLE-FOR-SALE:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                               $ 86,518              $   342            $  (585)           $ 86,275
Obligations of states and
 political subdivisions                            7,917                  249                 (3)              8,163
Mortgage-backed securities                        15,283                  103                (82)             15,304
Federal Home Loan Bank stock                       3,878                    -                   -              3,878
Other securities                                     407                    -                   -                407
  Total available-for-sale                      $114,003              $   694            $  (670)           $114,027
HELD-TO-MATURITY:
Obligations of states and
 political subdivisions                         $  3,481              $    28            $   (18)           $  3,491


  The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 1997 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 8  INVESTMENT MATURITY SCHEDULE

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
AVAILABLE-FOR-SALE:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                              $ 15,992         $ 53,945         $ 17,269        $    498        $ 87,704
Obligations of state and
  political subdivisions                         735            4,830              999           3,802          10,366
Mortgage-backed securities                     1,260            8,900            1,073           5,418          16,651
Other securities                                  -                -                -            2,552           2,552
Total Investments                           $ 17,987         $ 67,675         $ 87,016        $ 12,270        $117,273
Weighted average yield                          5.36%            6.30%            6.48%           6.34%           6.19%
Full tax equivalent yield                       5.47%            6.51%            6.64%           7.41%           6.47%
HELD-TO-MATURITY:
Obligations of state and
  political subdivisions                    $    714          $ 1,983         $    353        $    465        $  3,517
Weighted average yield                          4.75%            5.10%            5.73%           5.74%           5.18%
Full tax equivalent yield                       7.19%            7.73%            8.69%           8.71%           7.84%


  The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax equivalent yields have been calculated using a 34% tax rate.

  With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 1997.

  Proceeds from sales of investment securities and realized gains and losses were as follows during the six months ended June 30, 1997 and the year ended December 31, 1996 (in thousands):

TABLE 9  PROCEEDS FROM SALES

                               JUNE 30, 1997               DECEMBER 31, 1996
Proceeds from sales                $9,983                          $31,667
Gains                                  20                              155
Losses                                 26                              164

LOANS

  The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio at June 30, 1997 and December 31, 1996 (in thousands):

TABLE 10  COMPOSITION OF LOANS

                                     JUNE 30, 1997             DECEMBER 31, 1996
Commercial, financial
  and agricultural                         $76,681                $ 75,028
Real estate - mortgage                     249,781                 241,240
Installment                                 30,215                  30,423
Other                                        1,215                   1,526
  Total loans                             $357,892                $348,217


  At June 30, 1997, the Registrant had loan concentrations in agricultural industries of 12.8% of outstanding loans as compared to 13.3% at December 31, 1996. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.


TABLE 11  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

  The following table presents the balance of loans outstanding as of June 30, 1997, by maturities (dollars in thousands):

                                                                      MATURITY (1)
                                                               OVER 1
                                          ONE YEAR             THROUGH              OVER
                                         OR LESS(2)            5 YEARS             5 YEARS              TOTAL
Commercial, financial
  and agricultural                         $53,792            $ 21,072             $ 1,817           $ 76,681
Real estate - mortgage                      41,017             131,963              76,801            249,781
Installment                                  6,464              22,627               1,124             30,215
Other                                          291                 510                 414              1,215
  Total loans                             $101,564            $176,172             $80,156           $357,892
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.


  As of June 30, 1997, loans with maturities over one year consisted of $213,157,000 in fixed rate loans and $43,171,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case by case basis.

NONPERFORMING LOANS

  Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due 90 days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

  The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 12  NONPERFORMING LOANS

                                        JUNE 30,             DECEMBER 31,
                                          1997                   1996
Nonaccrual loans                        $  790                 $  790
Loans past due ninety days
  or more and still accruing               320                    575
Restructured loans which are
  performing in accordance
  with revised terms                       431                    580


  Interest income for the six months ended June 30, 1997 that would have been reported if nonaccrual and restructured loans had been performing totaled $118,000. Interest income that was included in income for the same period totaled $18,000.

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

  Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At June 30, 1997, the Registrant's loan portfolio included $45.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $.5 million from $46.4 million at December 31, 1996. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage
lending activity in and around east central Illinois.   Residential mortgage
loans amounted to $185.2 million or 51.7% of total loans at June 30, 1997. At December 31, 1996, these loans amounted to $172.3 million or 49.5% of total loans.

TABLE 13  ALLOWANCE FOR LOAN LOSSES

  Loan loss experiences are summarized as follows (dollars in thousands):

                                               SIX MONTHS ENDED               YEAR ENDED
                                       JUNE 30,                  DECEMBER 31,
                                         1997                         1996
Average loans outstanding,
  net of unearned income              $350,317                    $326,302
Allowance-beginning of year              2,684                       2,814
Charge-offs:
Commercial, financial
  and agricultural                         344                         238
Real estate-mortgage                        53                           6
Installment                                 60                         131
  Total charge-offs                        457                         375
Recoveries:
Commercial, financial
  and agricultural                           6                          53
Real estate-mortgage                         1                           -
Installment                                 12                          45
  Total recoveries                          19                          98
Net charge-offs                            438                         277
Provision for loan losses                  250                         147
Allowance-end of period                 $2,496                    $  2,684
Ratio of net charge-offs to
  average loans                            .13%                        .08%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                        .70%                        .77%
Ratio of allowance for loan
  losses to nonperforming
  loans                                  162.0%                      138.0%

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

 During the first six months of 1997, the Registrant had net charge-offs of $438,000 as compared to $277,000 for the year ended December 31, 1996 and provided $250,000 during the first six months 1997. During 1997, the Registrant experienced collection problems with four specific borrowers which in the aggregate comprised $348,000 (80%) of 1997 charge offs. Management does not anticipate any significant future recoveries from these charged off loans. These charge offs, as well as the Registrant's general expectations for future growth in the loan portfolio, resulted in the 1997 increase in the provision for loan losses.

  At June 30, 1997, the allowance was $2,496,000, or .70% of total loans, and 162% of nonperforming loans. On December 31, 1996, the allowance for loan losses amounted to $2,684,000, or .77% of total loans, and 138% of nonperforming loans.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 14  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                    JUNE 30, 1997                         DECEMBER 31, 1996
                              ALLOWANCE          % OF                 ALLOWANCE         % OF
                                 FOR             LOANS                   FOR            LOANS
                                LOAN           TO TOTAL                 LOAN          TO TOTAL
                               LOSSES            LOANS                 LOSSES           LOANS
Commercial, financial
  and agricultural            $ 1,289            21.4%               $ 1,854              21.5%
Real estate-mortgage              319            69.8                    434              69.3
Installment                       201             8.4                    152               8.7
Other                              -               .4                     -                 .5
Total allocated                 1,809                                  2,440
Unallocated                       687             N/A                    244               N/A
Allowance at end of
  reported period              $2,496          $100.0%               $ 2,684             100.0%


  The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

  Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at June 30, 1997 and December 31, 1996 (dollars in thousands):

TABLE 15  COMPOSITION OF DEPOSITS


                                            PERIOD ENDED                          PERIOD ENDED
                                            JUNE 30, 1997                       DECEMBER 31, 1996
                                                        WEIGHTED                             WEIGHTED
                                                         AVERAGE                              AVERAGE
                                      AMOUNT              RATE              AMOUNT             RATE
Demand deposits:
  Non-interest bearing              $ 51,312                -            $ 50,789                -
  Interest bearing                   122,117              2.87%           110,708              2.79%
Savings                               39,332              2.60             39,364              2.72
Time deposits                        217,528              5.40            204,362              5.46
  Total average deposits            $430,289              3.78%          $405,223              3.78%



  The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

TABLE 16  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE


                                    JUNE 30,            December 31,
                                      1997                   1996
3 months or less                  $ 20,789               $ 20,658
Over 3 through 6 months              9,436                  7,322
Over 6 through 12 months            16,307                  6,897
Over 12 months                       7,533                  5,893
  Total                           $ 54,065               $ 40,770



OTHER BORROWINGS

  Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings for the periods ended June 30, 1997 and December 31, 1996 is presented below (in thousands):

TABLE 17  SCHEDULE OF OTHER BORROWINGS

                                                                        JUNE 30,                 DECEMBER 31,
                                                                                     1997                       1996
End of Period:
  Securities sold under agreements to repurchase                                  $10,000                    $18,360
  Federal Home Loan Bank advances:
    Overnight                                                                           -                     19,733
    Fixed term - due in one year or less                                           16,000                     11,693
    Fixed term - due after one year                                                 7,000                      1,000
    Total                                                                         $33,000                    $50,786
    Average interest rate at end of period                                          5.43%                      5.91%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                                  $17,710                    $18,860
  Federal Home Loan Bank advances:
    Overnight                                                                      23,733                     23,083
    Fixed term - due in one year or less                                           16,000                     20,693
    Fixed term - due after one year                                                 9,000                      7,500
  Federal funds purchased                                                               -                      6,500
Averages for the Year
  Securities sold under agreements to repurchase                                  $12,426                    $12,411
  Federal Home Loan Bank advances:
    Overnight                                                                      13,246                      8,136
    Fixed term - due in one year or less                                            4,189                      9,352
    Fixed term - due after one year                                                 6,663                      6,432
  Federal funds purchased                                                             548                        800
    Average interest rate during the year                                           5.38%                      5.45%

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

  In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which are anticipated by the Registrant to reprice or mature in each of the future time periods shown. Except for savings and N.O.W. accounts the amounts of assets and liabilities shown which reprice or mature during a particular period are based upon the contractual terms of the asset or liability. Regular savings accounts are assumed to be withdrawn over a 60 month period and NOW accounts were assumed to be withdrawn over an 18 month period. The two deposit types collectively totaled $118 million at June 30, 1997. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

TABLE 18  GAP TABLE

(In thousands)                                       NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
                                            0-1              1-3              3-6            6-12             12+
INTEREST EARNING ASSETS:
Deposits with other financial
  institutions                         $  4,939         $     99         $     -         $      -          $     -
Federal funds sold                        4,500               -                -                -                -
Taxable investment securities            27,336           12,892            4,842            5,778           55,918
Nontaxable investment securities              5              472              621              930           11,902
Loans                                    38,630           22,340           25,345           41,266          230,313
  Total                                $ 75,420         $ 35,704         $ 30,907        $  47,974         $298,133
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts (1)           5,053           10,105           15,158           30,317           57,814
Money market accounts                    41,492               -                -                -                -
Other time deposits                      22,900           50,853           40,002           58,225           65,386
Other borrowings                         26,000               -                -                -             7,000
Long-term debt                            6,700               -                -                -                -
  Total                                $102,145         $ 60,958         $ 55,160        $  88,542         $130,200
  Periodic GAP                         $(26,725)        $(25,254)        $(24,253)       $ (40,568)        $167,933
  Cumulative GAP                       $(26,725)        $(51,979)        $(76,232)       $(116,800)        $ 51,133
GAP as a % of interest earning assets:
  Periodic                                (5.5%)           (5.2%)           (5.0%)           (8.3%)           34.4%
  Cumulative                              (5.5%)          (10.6%)          (15.6%)          (23.9%)           10.5%
(1) Historically the Registrant's NOW accounts and savings deposits have been relatively insensitive to interest rate changes.  However, the Registrant considers a portion of these deposits to be rate sensitive based on historical trends and management's expectations.

  At June 30, 1997, the table above reflects that the Registrant was liability sensitive due to the level of interest bearing demand deposits and savings deposits which are generally subject to immediate withdrawal and are repriceable at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $520,000 in 90 days and $1,168,000 in 12 months assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, the Registrant considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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

CAPITAL RESOURCES

  At June 30, 1997, the Registrant's stockholders' equity amounted to $42,921,000, a $3,017,000 or 7.6% increase from the $39,904,000 balance as of
December 31, 1996. Year to date, net income contributed $2,504,000 to equity before $72,000 of dividends to preferred stockholders. Common stock dividends declared during this same period of 1997 amounted to $385,000. The change in net unrealized gain on available-for-sale investment securities decreased stockholders' equity by $72,000, net of tax.

  During 1996, the Registrant began issuing Company common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings
Plan) for its employees. During the first six months of 1997, 2,951 shares were issued pursuant to the Deferred Compensation Plan and 10,296 shares were issued pursuant to the First Retirement and Savings Plan.

  In late 1994, the Registrant implemented a Dividend Reinvestment Plan whereby common and preferred stockholders could elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. This plan became effective with the January, 1995 common stock dividend. Of the $971,000 in common and preferred stock dividends paid during the first six months of 1997, $529,000 or 54.5% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 18,662 shares of common stock being issued during the first six months of 1997.

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

  Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-
weighted assets, and of Tier 1 capital to average assets.   Management
believes, as of June 30, 1997, that all capital adequacy requirements have been met.

  As of June 30, 1997, the most recent notification from the primary regulators categorized the Registrant, First Mid Bank and Heartland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

TABLE 19  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
JUNE 30, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                     $36,552         11.30%        $25,870       > 8.00%       $32,338      > 10.00%
  First Mid Bank                  32,301         11.65          22,180       > 8.00         27,725      > 10.00
  Heartland                        7,388         17.23           3,430       > 8.00          4,287      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      34,056         10.53          12,935       > 4.00         19,403      >  6.00
  First Mid Bank                  30,153         10.88          11,090       > 4.00         16,635      >  6.00
  Heartland                        7,039         16.42           1,715       > 4.00          2,572      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      34,056          6.57          20,740       > 4.00         25,925      >  5.00
  First Mid Bank                  30,153          7.08          17,029       > 4.00         21,286      >  5.00
  Heartland                        7,039          7.74           3,636       > 4.00          4,545      >  5.00

LIQUIDITY

  Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. iquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.

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

FUTURE ACCOUNTING CHANGES

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transactions occurring after December 31, 1996; however SFAS 127, issued in December 1996, defers the effective date of certain elements of SFAS 125 for one year. The Registrant adopted SFAS 125 during the first quarter of 1997, without any significant impact on its consolidated financial condition or results of operations.

  In February 1997, FASB issued SFAS No. 128, "Earnings Per Share"
("SFAS 128"). SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share" ("APB #15") and specifies the computations, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

  Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB #15.

  SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted (although pro forma EPS disclosure in the footnotes for periods prior to required adoption is permitted). After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128. The Registrant does not expect adoption of SFAS 128 to have a significant impact on its financial statements.

  In February, 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 15, 1997. This statement lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions.

  In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required in a financial statement that is displayed with the same prominence as other financial statements.

  In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

RECENT REGULATORY DEVELOPMENTS

   The Committee on Banking and Financial Services of the U.S. House of Representatives has approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed, and if each of the depository institution subsidiaries of the bank holding company had received at least a "satisfactory" rating under the Community Reinvestment Act. The proposed legislation would also impose various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their nonbank affiliates. These restrictions are intended to protect the depository institutions from risks of the new nonbanking activities permitted to such affiliates. At this time, the Company is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Company and its subsidiaries.

   Additionally, legislation has been enacted in Illinois that would allow Illinois banks, effective October 1, 1997, to engage in insurance activities, subject to various conditions, including requirements for the manner in which insurance products are marketed to bank customers and requirements that banks selling insurance provide certain disclosures to customers. Legislation has also been enacted in Illinois that would prohibit out-of-state banks from acquiring an Illinois bank unless the Illinois bank has been in existence and continuously operated for a period of at least five years.

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

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997, the Annual Meeting of Stockholders was held. At the meeting, Richard Anthony Lumpkin, William G. Roley and William S. Rowland were elected to serve as Class II directors with terms expiring in 2000. Continuing Class I directors (term expires in 1999) are Kenneth R. Diepholz and Gary W. Melvin and continuing Class III directors (term expires in 1998) are Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks. The stockholders also approved amending Article IV of the Registrant's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $4 par value per share, from 2,000,000 to 6,000,000 shares and ratified the appointment of KPMG Peat Marwick, LLP as the Registrant's independent public accountants for the year ending December 31, 1997.

There were 962,836 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

        Election of Directors                  For               Withheld
       Richard Anthony Lumpkin               842,586               3,146
          William G. Roley                   842,372               3,360
         William S. Rowland                  842,560               3,172

Increase in number of authorized shares
                                                                Broker
  For                Against             Withheld              Non Vote
803,187              3,661                38,884                   -


ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) -- Exhibits

   (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1997.

         SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of July 1997.

                                  FIRST MID-ILLINOIS BANCSHARES, INC.
                                           (Registrant)

                                     /s/Daniel E. Marvin, Jr.
                                *-------------------------------------*
                                        Daniel E. Marvin, Jr.
                                 President and Chief Executive Officer

                                     /s/William S. Rowland
                               *-------------------------------------*
                                        William S. Rowland
                                       Chief Financial Officer

Dated:     July 31, 1997
      *---------------------*

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