Form 10-Q
period 1997-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1997-11-12
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
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

   As of October 31, 1997, 1,955,881 common shares, $4.00 par value, were outstanding.

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
                                                                                September 30,             DECEMBER 31,
(In thousands, except share data) (unaudited)                                         1997                      1996
ASSETS
Cash and due from banks:
  Non-interest bearing                                                            $  19,700                 $  20,158
  Interest bearing                                                                      474                       453
Federal funds sold                                                                    4,050                     6,500
  Cash and cash equivalents                                                          24,224                    27,111
Interest bearing deposits with other financial institutions                              99                        99
Investment securities:
  Available-for-sale, at fair value                                                 111,708                   114,027
  Held-to-maturity, at amortized cost
  (estimated fair value of $3,501 and $3,491 at
  September 30, 1997 and December 31, 1996, respectively)                             3,490                     3,481
Loans                                                                               362,943                   348,217
Less allowance for loan losses                                                        2,633                     2,684
  Net loans                                                                         360,310                   345,533
Premises and equipment, net                                                          12,290                    10,735
Intangible assets                                                                     8,928                     5,472
Other assets                                                                          9,776                     8,939
  TOTAL ASSETS                                                                    $ 530,825                 $ 515,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                            $  52,605                 $  55,044
  Interest bearing                                                                  403,484                   358,632
  Total deposits                                                                    456,089                   413,676
Securities sold under agreements to repurchase                                        9,190                    18,360
Federal Home Loan Bank advances                                                      10,000                    32,426
Long-term debt                                                                        6,450                     6,200
Other liabilities                                                                     4,527                     4,831
  TOTAL LIABILITIES                                                                 486,256                   475,493
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 620 shares with
  stated value of $5,000 per share                                                    3,100                     3,100
Common stock, $4 par value; authorized 6,000,000 shares in 1997 and 2,000,000 shares in 1996; issued 1,952,471 shares in 1997
  and 1,885,632 shares in 1996                                                        7,810                     3,771
Additional paid-in-capital                                                            6,643                     5,463
Retained earnings                                                                    26,815                    27,578
Net unrealized gain on available-for-sale
  investment securities, net of tax                                                     225                        16
Less treasury stock at cost, 4,000 shares                                               (24)                      (24)
TOTAL STOCKHOLDERS' EQUITY                                                           44,569                    39,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $530,825                  $515,397
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the nine months ended September 30, 1997 and 1996
(In thousands, except per share data) (unaudited)
                                                                                  1997                      1996
INTEREST INCOME:
Interest and fees on loans                                                      $22,363                   $20,443
Interest on investment securities                                                 5,631                     5,623
Interest on federal funds sold                                                      122                       148
Interest on deposits with other financial institutions                               73                        54
  Total interest income                                                          28,189                    26,268
INTEREST EXPENSE:
Interest on deposits                                                             12,629                    11,409
Interest on securities sold under agreements
  to repurchase                                                                     394                       393
Interest on Federal Home Loan Bank advances                                         881                       909
Interest on federal funds purchased                                                  25                        40
Interest on long-term debt                                                          341                       359
  Total interest expense                                                         14,270                    13,110
  Net interest income                                                            13,919                    13,158
Provision for loan losses                                                           460                        36
  Net interest income after provision for loan losses                            13,459                    13,122
OTHER INCOME:
Trust revenues                                                                    1,212                       900
Brokerage revenues                                                                  346                       272
Service charges                                                                   1,326                     1,293
Securities (losses), net                                                             (6)                      (10)
Mortgage banking revenue                                                            291                       299
Other                                                                               736                       743
  Total other income                                                              3,905                     3,497
OTHER EXPENSE:
Salaries and employee benefits                                                    5,868                     5,890
Occupancy, furniture and equipment, net                                           2,099                     1,775
Federal deposit insurance premiums                                                   12                       964
Amortization of intangible assets                                                   518                       411
Stationary and supplies                                                             478                       397
Legal and professional fees                                                         619                       611
Marketing and promotion                                                             397                       376
Other                                                                             1,644                     1,474
  Total other expense                                                            11,635                    11,898
Income before income taxes                                                        5,729                     4,721
Income taxes                                                                      2,040                     1,663
  Net income                                                                    $ 3,689                   $ 3,058
Per common share data:
Primary earnings per share                                                       $ 1.81                    $ 1.55
Fully diluted earnings per share                                                   1.70                      1.47
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended September 30, 1997 and 1996
(In thousands, except per share data) (unaudited)
                                                                                  1997                      1996
INTEREST INCOME:
Interest and fees on loans                                                      $ 7,662                   $ 7,217
Interest on investment securities                                                 1,851                     1,900
Interest on federal funds sold                                                       44                        60
Interest on deposits with other financial institutions                               50                        26
  Total interest income                                                           9,607                     9,203
INTEREST EXPENSE:
Interest on deposits                                                              4,489                     3,841
Interest on securities sold under agreements
  to repurchase                                                                     111                       133
Interest on Federal Home Loan Bank advances                                         182                       532
Interest on federal funds purchased                                                  10                        11
Interest on long-term debt                                                          117                       130
  Total interest expense                                                          4,909                     4,647
  Net interest income                                                             4,698                     4,556
Provision for loan losses                                                           210                        36
  Net interest income after provision for loan losses                             4,488                     4,520
OTHER INCOME:
Trust revenues                                                                      338                       248
Brokerage revenues                                                                  126                       112
Service charges                                                                     465                       444
Securities (losses), net                                                             -                        (28)
Mortgage banking revenue                                                            122                       103
Other                                                                               245                       195
  Total other income                                                              1,296                     1,074
OTHER EXPENSE:
Salaries and employee benefits                                                    1,950                     2,004
Occupancy, furniture and equipment, net                                             741                       621
Federal deposit insurance premiums                                                   27                       827
Amortization of intangible assets                                                   179                       137
Stationary and supplies                                                             179                       155
Legal and professional fees                                                         234                       194
Marketing and promotion                                                             108                       121
Other                                                                               518                       501
  Total other expense                                                             3,936                     4,560
Income before income taxes                                                        1,848                     1,034
Income taxes                                                                        663                       345
  Net income                                                                    $ 1,185                   $   689
Per common share data:
Primary earnings per share                                                       $  .57                    $  .33
Fully diluted earnings per share                                                    .54                       .33
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996
(In thousands) (unaudited)
                                                                                  1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 3,689                  $ 3,058
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                         460                       36
  Depreciation, amortization and accretion, net                                   1,366                      945
  Loss on sale of securities, net                                                     6                       10
  Gain on sale of loans held for sale, net                                         (212)                    (211)
  Origination of mortgage loans held for sale                                   (17,437)                 (14,443)
  Proceeds from sale of mortgage loans held for sale                             17,298                   11,315
  (Increase) in other assets                                                       (973)                  (2,015)
  Increase (decrease) in other liabilities                                         (283)                   3,367
Net cash provided by operating activities                                         3,914                    2,062
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                                         (62)                    (118)
Purchases of premises and equipment                                              (1,097)                  (1,390)
Net increase in loans                                                           (14,426)                 (37,867)
Proceeds from sales of:
  Securities available-for-sale                                                   9,983                   24,753
Proceeds from maturities of:
  Securities available-for-sale                                                  19,650                   20,014
  Securities held-to-maturity                                                       155                       40
Purchases of:
  Securities available-for-sale                                                 (26,958)                 (46,103)
  Securities held-to-maturity                                                      (170)                     (80)
Cash of acquired branch                                                          22,416                       -
Net cash provided by (used in) investing activities                               9,491                  (40,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                         14,657                   13,437
Decrease in securities sold under agreements to repurchase                       (9,170)                  (2,735)
Increase (decrease) in Federal Home Loan Bank advances                          (22,426)                  28,726
Repayment of long-term debt                                                        (750)                    (750)
Proceeds from long-term debt                                                      1,000                       -
Proceeds from issuance of common stock                                              838                      998
Dividends paid on preferred stock                                                   (16)                     (16)
Dividends paid on common stock                                                     (425)                    (436)
Net cash provided by (used in) financing activities                             (16,292)                  45,724
Increase (decrease) in cash and cash equivalents                                 (2,887)                   7,035
Cash and cash equivalents at beginning of period                                 27,111                   23,295
Cash and cash equivalents at end of period                                      $24,224                  $30,330
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                      $14,623                  $13,070
  Income taxes                                                                    2,285                    1,755
Loans transferred to real estate owned                                              579                      290
Dividends reinvested in common shares                                               529                      462
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly owned subsidiaries:
First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"); Heartland Savings Bank ("Heartland"); and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 1997 and 1996, and all such adjustments are of a normal recurring nature. The results of the interim periods ended September 30, 1997, are not necessarily indicative of the results expected for the year ending December 31, 1997.

  During the fourth quarter of 1997, the Registrant plans to merge two of its wholly owned bank subsidiaries, Heartland and First Mid Bank, with First Mid Bank being the surviving entity. This merger will enable customers of both banking subsidiaries access to a wider array of real estate loan products and other financial services and will result in reduced costs of product and services distributions.

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


YEAR 2000 COMPLIANCE

  The Registrant utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Registrant's third-party data processing vendor and purchased software which is run on in-house computer networks. In 1997, the Registrant initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. To date, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant by the end of 1998. The Registrant anticipated that year 2000 compliance will increase its data processing expenses in 1998, although management does not believe that such costs will have a material impact on overall 1998 financial performance.


EARNINGS PER SHARE

  A 2-for-1 common stock split was distributed on June 5, 1997, in the form of a 100% stock dividend for the stockholders of record on May 22, 1997. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split. Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of common shares outstanding. Income for primary earnings per common share is adjusted for dividends attributable to preferred stock. Fully diluted earnings per share data is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock.

  The weighted average number of common equivalent shares used in calculating earnings per share were as follows:


                         THREE MONTHS ENDED            NINE MONTHS ENDED
                           September 30,                  September 30,
                        1997           1996            1997           1996
Primary             1,945,720      1,869,384       1,919,264      1,828,800
Fully diluted       2,196,324      2,119,988       2,169,868      2,079,404

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three month and nine month periods ended September 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements appearing elsewhere in this Form 10-Q.


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


1997 ACQUISITION

  During the first quarter of 1997, the Registrant acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $.5 million to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

OVERVIEW

  Net income for the three month period ended September 30, 1997, increased to $1,185,000, up 72% from $689,000 earned in the same quarter of 1996. On a fully diluted basis, earnings per share for the quarterly period increased $.21 per share to $.54 as compared to $.33 per share earned in the third quarter of 1996. An increase of $142,000 in net interest income together with higher levels of non interest income, primarily from trust and brokerage activities, and a reduction in the amount of non interest expense, primarily attributable to FDIC deposit insurance premiums, contributed to increased profitability.
The change in deposit insurance premiums was due to a $758,000 one-time charge to record the effect of a special assessment associated with the recapitalization of the Savings Association Insurance Fund. A summary of the factors which contributed to the changes in quarterly net income follows (in thousands):

TABLE 1-A  EFFECT ON QUARTERLY EARNINGS

                                                       1997 VS 1996

Increase in net interest income                           $ 142
Increase in provision for loan losses                      (174)
Increase in other income,
 including securities transactions                          222
Decrease in other expenses                                  624
Increase in income taxes                                   (318)
Increase in net income                                    $ 496


  Net income for the nine month period ended September 30, 1997 increased to $3,689,000, up 20.6% from $3,058,000 earned in the nine month period ended September 30, 1996. On a fully diluted basis, earnings per share for the period increased $.23 per share to $1.70 as compared to $1.47 per share earned in the same period of 1996. An increase of $761,000 in net interest income together with higher levels of non interest income, primarily from trust and brokerage activities, and a reduction in the amount of non interest expense, primarily attributable to deposit insurance premiums, contributed to increased profitability. The Registrant provided $460,000 for possible loan losses during the first nine months, whereas only $36,000 was provided for possible loan losses during the same nine month period of 1996. Increased equipment, supplies and other non interest expenses associated with recent technology investments also reduced the income of the first nine months of 1997. A summary of the factors which contributed to the changes in year-to-date net income follows (in thousands):

TABLE 1-B  EFFECT ON YEAR-TO-DATE EARNINGS

                                                  1997 VS 1996

Increase in net interest income                      $ 761
Increase in provision for loan losses                 (424)
Increase in other income,
  including securities transactions                    408
Decrease in other expenses                             263
Increase in income taxes                              (377)
Increase in net income                               $ 631


  The Registrant's annualized return on average total assets increased to .94% for the nine months ended September 30, 1997 as compared to .85% for the year ended December 31, 1996. Return on average total equity and return on average common equity increased to 11.71% and 11.90%, respectively for the nine month period ended September 30, 1997 as compared to 11.03% and 11.18% for the year ended December 31, 1996. Average total equity to average assets increased to 8.02% for the nine months ended September 30, 1997 compared to 7.69% for the year ended December 31, 1996.


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

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                             NINE MONTH PERIOD ENDED                           YEAR ENDED
                                       SEPTEMBER 30, 1997 (ANNUALIZED)(4)                   DECEMBER 31, 1996
                                      AVERAGE                       AVERAGE        AVERAGE                     AVERAGE
                                      BALANCE      INTEREST(4)       RATE          BALANCE      INTEREST        RATE
ASSETS
Interest bearing deposits             $ 1,878        $    97           5.18%      $  1,264      $     65          5.14%
Federal funds sold                      3,028            163           5.37          3,403           180          5.29
Investment securities
  Taxable                             108,383          6,808           6.28        111,640         6,858          6.14
  Tax-exempt(1)                        12,975          1,061           8.17         11,442           953          8.33
Loans (2)(3)                          353,357         29,817           8.44        326,302        27,827          8.53
Total earning assets                  479,621         37,946           7.91        454,051        35,883          7.90
Cash and due from banks                18,249                                       17,051
Premises and equipment                 11,762                                        9,864
Other assets                           16,682                                       12,854
Allowance for loan losses             (2,658)                                      (2,762)
Total assets                        $ 523,656                                    $ 491,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Deposits
  Demand deposits                   $ 123,524       $  3,592           2.91%     $ 110,708      $  3,085          2.79%
  Savings deposits                     39,157          1,029           2.63         39,364         1,069          2.72
  Time deposits                       223,559         12,217           5.46        204,362        11,156          5.46
Securities sold under
  agreements to repurchase             11,545            525           4.55         12,411           574          4.62
FHLB advances                          20,028          1,176           5.87         23,920         1,405          5.87
Federal funds purchased                   644             33           5.18            800            44          5.50
Long-term debt                          6,630            455           6.86          6,819           472          6.92
Total interest bearing                425,087         19,027           4.48        398,384        17,805          4.47
liabilities
Demand deposits                        52,068                                       50,789
Other liabilities                       4,491                                        4,102
Stockholders' equity                   42,010                                       37,783
Total liabilities & equity          $ 523,656                                    $ 491,058
Net interest income (TE)                            $ 18,919                                    $ 18,078
Net interest spread                                                   3.43%                                      3.43%
Impact of non-interest bearing
 funds                                                                 .51%                                       .55%
Net yield on interest earning
  assets (TE)                                                         3.94%                                      3.98%
(1) Interest income and rates are presented on a tax equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.
(4) 1997 interest income and expense amounts have been annualized based on results through September 30, 1997.
    The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.

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

TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                                 1997 COMPARED TO 1996
                                                               INCREASE - (DECREASE)(5)
                                          TOTAL                                                         RATE/
                                         CHANGE               VOLUME                RATE              VOLUME(4)
EARNING ASSETS:
Interest bearing deposits              $     32              $    31             $      1            $      -
Federal funds sold                          (17)                 (20)                   3                   -
Investment securities:
  Taxable                                   (50)                (200)                 155                  (5)
  Tax-exempt (1)                            108                  128                  (18)                 (2)
Loans (2)(3)                              1,990                2,307                 (293)                (24)
  Total interest income                   2,063                2,246                 (152)                (31)
Interest-Bearing Liabilities
Interest-bearing deposits
  Demand deposits                           507                  357                  134                  16
  Savings deposits                          (40)                  (6)                 (34)                  -
  Time deposits                           1,061                1,049                   11                   1
Securities sold under
  agreements to repurchase                  (49)                 (40)                  (9)                  -
FHLB advances                              (229)                (229)                   -                   -
Federal funds purchased                     (11)                  (9)                  (3)                  1
Long-term debt                              (17)                 (13)                  (4)                  -
  Total interest expense                  1,222                1,109                   95                  18
 Net interest income                   $    841              $ 1,137             $   (247)          $     (49)
(1) Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.
(5) 1997 interest income and expense amounts have been annualized based on results through
    September 30, 1997.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1997.


  On an annualized tax equivalent basis, net interest income increased $841,000, or 4.7% for 1997, compared to an annualized increase of $804,000, or 4.8% for the same period of 1996. As set forth in Table 3, the improvement in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

  In 1997, average earning assets increased by $25,570,000, or 5.6%, and average interest-bearing liabilities increased by $26,703,000, or 6.7%, compared with 1996 (Table 2). The higher volumes of earning assets and interest-bearings liabilities were primarily the result of strong loan growth in 1996 and 1997.
As a percentage of average earning assets, average loans increased from 71.2% on September 30, 1996, to 73.7% on September 30, 1997, and average securities decreased from 27.6% to 25.3% for the same periods of time.


PROVISION FOR LOAN LOSSES

  The provision for loan losses in the third quarter of 1997 was $210,000 and $36,000 for the same period of 1996. For the nine month period ended September 30, 1997, the provision for loan losses was $460,000 and $36,000 for the same period of 1996. This was primarily in response to the increase in the loan portfolio and charge offs during 1997. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.


OTHER INCOME

  An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the nine months ended September 30, 1997 and 1996 (in thousands):

TABLE 4-A   YEAR-TO-DATE OTHER INCOME

                                        NINE MONTHS ENDED
                                  1997            1996          $ CHANGE
Trust                          $ 1,212         $   900          $   312
Brokerage                          346             272               74
Securities (losses)                 (6)            (10)               4
Service charges                  1,326           1,293               33
Mortgage banking                   291             299               (8)
Other                              736             743               (7)
  Total other income           $ 3,905         $ 3,497          $   408


  The Registrant's other income increased to $3,905,000 in the first nine months of 1997 as compared to $3,497,000 in the first nine months of 1996.

  Trust revenues increased to $1,212,000 in the first nine months of 1997 as compared to $900,000 for the same period of 1996. Trust assets increased to $302,589,000 at September 30, 1997 from $223,117,000 at December 31, 1996 and
$213,950,000 at September 30, 1996. During 1997, increased revenues were primarily due to an increase in fees generated on retirement plans and farm agencies under management as well as the increase in trust assets.

  Revenues from brokerage and annuity sales increased by $74,000 in the first nine months of 1997 as compared to the same period in 1996. This increase was attributable to the more favorable market conditions during 1997 for the variable rate annuities and the special fixed rate annuity programs provided to customers.

  There were net securities losses of $6,000 in the first nine months of 1997 as compared to $10,000 in net securities losses in the same period of 1996.

  Service charges amounted to $1,326,000 in the first nine months of 1997 as compared to $1,293,000 in the first nine months of 1996. The increase of $33,000 or 2.6% in service charges in 1997 as compared to 1996 was primarily due to an increase in the activity of overdraft accounts.

  Heartland originates loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $291,000 in the first nine months of 1997 as compared to $299,000 for the same period of 1996. Included in 1997 and 1996 mortgage banking income was the amount of the mortgage servicing rights recorded on loans originated and sold into the secondary market with servicing retained amounting to $48,000 and $8,000 for the nine month periods ended September 30, 1997 and 1996, respectively. In 1997, the volume of loans sold by Heartland was $17.0 million, representing 260 loans as compared to $12.7 million representing 211 loans during the first nine months of 1996.

  The following table sets forth the major components of other income for the three months ended September 30, 1997 and 1996 (in thousands):

TABLE 4-B   QUARTERLY OTHER INCOME

                            THREE MONTHS ENDED
                            1997         1996      $ CHANGE
Trust                    $   338      $   248       $    90
Brokerage                    126          112            14
Securities (losses)           -           (28)           28
Service charges              465          444            21
Mortgage banking             122          103            19
Other                        245          195            50
  Total other income     $ 1,296      $ 1,074       $   222


  The Registrant's other income increased to $1,296,000 in the third quarter of 1997 as compared to $1,074,000 in the third quarter of 1996.

  Trust revenues increased to $338,000 in the third quarter of 1997 as compared to $248,000 in the third quarter of 1996. Trust assets increased to $302,589,000 at September 30, 1997 from $223,117,000 at December 31, 1996 and
$213,950,000 at September 30, 1996. During the third quarter of 1997 as compared to the same quarter of 1996, increased revenues were primarily due to an increase in fees generated on retirement plans and farm agencies under management and the increase in trust assets.

  Revenues from brokerage and annuity sales increased by $14,000 in the third quarter of 1997 as compared to the same period in 1996.

  There were no securities gains or losses in the third quarter of 1997 as compared to $28,000 in net securities losses in the third quarter of 1996.

  Service charges amounted to $465,000 in the third quarter of 1997 as compared to $444,000 in the third quarter of 1996. The increase of $21,000 or 4.7% in service charges in 1997 as compared to 1996 was primarily due to an increase in the activity of overdraft accounts.


OTHER EXPENSE

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the first nine months of 1997 and 1996 (in thousands):

TABLE 5-A   YEAR-TO-DATE OTHER EXPENSE

                                        NINE MONTHS ENDED
                                      1997            1996       $ CHANGE
Salaries and benefits               $ 5,868         $ 5,890      $   (22)
Occupancy, furniture & equipment      2,099           1,775          324
FDIC premiums                            12             964         (952)
Amortization of intangibles             518             411          107
Stationary and supplies                 478             397           81
Legal and professional fees             619             611            8
Marketing and promotion                 397             376           21
Other operating expenses              1,644           1,474          170
  Total other expense               $11,635         $11,898       $ (263)


  The Registrant's non-interest expense amounted to $11,635,000 in the first nine months of 1997 as compared to $11,898,000 in the first nine months of 1996.

  Salaries and employee benefits, the largest component of other expense, remained constant at $5,868,000 in the first nine months of 1997 as compared to $5,890,000 in the first nine months of 1996. At September 30, 1997, the number of full-time equivalent ("FTE") employees totaled 264 compared to 254 at September 30, 1996.

  Occupancy, furniture and equipment expense increased to $2,099,000 in the first nine months of 1997 as compared to $1,775,000 in the first nine months of 1996. The 18.3% increase was primarily due to the increase in depreciation expense recorded on the technology equipment put into service at the beginning of 1997. This included items relating to document imaging, report imaging, home banking and wide-area network projects.

  The net amount of FDIC premiums recorded in the first nine months of 1997 includes a refund of $69,000 on the 1996 assessments of the Savings Association Insurance Fund ("SAIF"). During the first nine months of 1996, the Registrant recorded premium expense of $206,000 and a one-time special SAIF assessment of $758,000, as required by federal legislation, to increase the balance of the SAIF. A lower premium rate in effect beginning in 1997 helped to reduce overall deposit insurance.

  Amortization of intangible assets increased 26.0% when comparing the first nine months of 1997 and 1996. This net increase was primarily the result of an increase of $159,000 during the second and third quarters of 1997 in association with the acquisition by the Registrant of the Charleston branch. Core deposit premium and goodwill generated from this transaction amounted to $3.8 million, which will be amortized over 7 and 15 years, respectively.

  During the first nine months of 1997, various categories of other operating expenses were impacted by the implementation of several large technology projects including imaging of customer checks and statements and the establishment of a wide-area network, along with new products being introduced such as PC banking.

  The following table sets forth the major components of other expense for the third quarter of 1997 and 1996 (in thousands):

TABLE 5-B   QUARTERLY OTHER EXPENSE

                                       THREE MONTHS ENDED
                                      1997           1996       $ CHANGE
Salaries and benefits              $ 1,950        $ 2,004         $  (54)
Occupancy, furniture & equipment       741            621            120
FDIC premiums                           27            827           (800)
Amortization of intangibles            179            137             42
Stationary and supplies                179            155             24
Legal and professional fees            234            194             40
Marketing and promotion                108            121            (13)
Other operating expenses               518            501             17
  Total other expense              $ 3,936        $ 4,560         $ (624)


  The Registrant's non-interest expense amounted to $3,936,000 in the third quarter of 1997 as compared to $4,560,000 in the third quarter of 1996.

  Salaries and employee benefits, the largest component of other expense, decreased slightly from $1,950,000 in the third quarter of 1997 as compared to $2,004,000 in the third quarter of 1996. This slight decrease was primarily due to insurance expense.

  Occupancy, furniture and equipment expense increased to $741,000 in the third quarter of 1997 as compared to $621,000 in the third quarter of 1996. The 19.3% increase was primarily due to the increase in depreciation expense recorded on the technology equipment placed into service at the beginning of 1997. This included items relating to document imaging, report imaging, home banking and wide-area network projects.

  FDIC premiums recorded in the third quarter of 1997 decreased to $27,000 from $69,000 in the third quarter of 1996. The Registrant also recorded a one-time special SAIF assessment of $758,000 during the third quarter of 1996.

  Amortization of intangible assets increased 30.7% when comparing the third
quarters of 1997 and 1996.   This increase in expenses resulted from the March
1997, acquisition of the Charleston, Illinois branch. Core deposit premium and goodwill generated from this transaction amounted to $3.8 million, and is being amortized over 7 and 15 years, respectively.


INCOME TAXES

  Total income tax expense amounted to $2,040,000 in the first nine months of
1997 as compared to $1,663,000 in the first nine months of 1996.   The total tax
expense included state income tax expense of $173,000 and $152,000 for the first nine months of 1997 and 1996, respectively. Effective tax rates were 35.6% and 35.2% respectively, for the first nine months of 1997 and 1996.

ANALYSIS OF BALANCE SHEETS


SECURITIES

  The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities at September 30, 1997 and December 31, 1996 (in thousands):

TABLE 6  INVESTMENT PORTFOLIO

                                                  SEPTEMBER 30,                             DECEMBER 31,
                                                      1997                                      1996
                                                                 % OF                                     % OF
                                          AMOUNT                 TOTAL               AMOUNT               TOTAL
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                       $ 76,986                   67%            $ 86,518                  74%
Obligations of states and
 political subdivisions                   13,418                   12               11,398                  10
Mortgage-backed securities                21,901                   19               15,283                  13
Other securities                           2,552                    2                4,285                   3
    Total securities                    $114,857                  100%            $117,484                 100%


  At September 30, 1997 the Registrant's investment portfolio showed an increase in mortgage-backed securities and municipal securities.

  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 1997 and December 31, 1996 were as follows (in thousands):

TABLE 7  INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                                 GROSS               GROSS             ESTIMATED
                                          AMORTIZED           UNREALIZED          UNREALIZED             FAIR
                                            COST                 GAINS              LOSSES               VALUE
September 30, 1997
AVAILABLE-FOR-SALE:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                         $ 76,986              $   202            $  (252)           $ 76,936
Obligations of states and
 political subdivisions                      9,928                  325                 (1)             10,252
Mortgage-backed securities                  21,901                  150                (83)             21,968
Federal Home Loan Bank stock                 2,115                    -                   -              2,115
Other securities                               437                    -                   -                437
  Total available-for-sale                $111,367              $   677            $  (336)           $111,708
HELD-TO-MATURITY:
Obligations of states and
 political subdivisions                   $  3,490              $    31            $   (20)           $  3,501
DECEMBER 31, 1996
AVAILABLE-FOR-SALE:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                         $ 86,518              $   342            $  (585)           $ 86,275
Obligations of states and
 political subdivisions                      7,917                  249                 (3)              8,163
Mortgage-backed securities                  15,283                  103                (82)             15,304
Federal Home Loan Bank stock                 3,878                    -                   -              3,878
Other securities                               407                    -                   -                407
  Total available-for-sale                $114,003              $   694            $  (670)           $114,027
HELD-TO-MATURITY:
Obligations of states and
 political subdivisions                   $  3,481              $    28            $   (18)           $  3,491


  The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 1997 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 8  INVESTMENT MATURITY SCHEDULE

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
AVAILABLE-FOR-SALE:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                           $ 10,803         $ 50,121         $ 15,564        $    498        $ 76,986
Obligations of state and
  political subdivisions                      709            4,668              749           3,802           9,928
Mortgage-backed securities                  2,137            9,230            2,966           7,568          21,901
Other securities                               -                -                -            2,552           2,552
Total Investments                        $ 13,649         $ 64,019         $ 19,279        $ 14,420        $111,367
Weighted average yield                       5.80%            6.32%            6.39%           6.39%           6.28%
Full tax equivalent yield                    5.93%            6.54%            6.51%           7.26%           6.55%
HELD-TO-MATURITY:
Obligations of state and
  political subdivisions                 $    700          $ 1,972         $    353        $    465        $  3,490
Weighted average yield                       4.70%            5.09%            5.73%           5.74%           5.16%
Full tax equivalent yield                    7.12%            7.71%            8.69%           8.70%           7.82%


  The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax equivalent yields have been calculated using a 34% tax rate.

  With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 1997.

  Proceeds from sales of investment securities and realized gains and losses were as follows during the nine months ended September 30, 1997 and the year ended December 31, 1996 (in thousands):

TABLE 9  PROCEEDS FROM SALES

                          September 30, 1997       December 31, 1996
Proceeds from sales             $9,983                  $31,667
Gains                               20                      155
Losses                              26                      164

LOANS

  The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio at September 30, 1997 and December 31, 1996 (in thousands):

TABLE 10  COMPOSITION OF LOANS

                                 September 30,            December 31,
                                      1997                    1996
Commercial, financial
  and agricultural                  $74,342                $ 75,028
Real estate - mortgage              257,317                 241,240
Installment                          30,184                  30,423
Other                                 1,100                   1,526
  Total loans                      $362,943                $348,217


  At September 30, 1997, the Registrant had loan concentrations in agricultural industries of 13.3% of outstanding loans, remaining unchanged since December 31, 1996. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

TABLE 11  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

  The following table presents the balance of loans outstanding as of September 30, 1997, by maturities (dollars in thousands):

                                                                      MATURITY (1)
                                                          OVER 1
                                    ONE YEAR             THROUGH              OVER
                                   OR LESS(2)            5 YEARS             5 YEARS              TOTAL
Commercial, financial
  and agricultural                  $52,454             $ 19,700             $ 2,189           $ 74,342
Real estate - mortgage               43,013              138,518              75,786            257,317
Installment                           6,315               22,838               1,032             30,184
Other                                   210                  488                 402              1,100
  Total loans                      $101,992             $178,544             $79,409           $362,943
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

  As of September 30, 1997, loans with maturities over one year consisted of $214,163,000 in fixed rate loans and $43,790,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case by case basis.

NONPERFORMING LOANS

  Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due 90 days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

  The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 12  NONPERFORMING LOANS

                                   September 30,           December 31,
                                        1997                   1996
Nonaccrual loans                       $ 990                 $  790
Loans past due ninety days
  or more and still accruing             287                    575
Restructured loans which are
  performing in accordance
  with revised terms                     360                    580

  Interest income for the nine months ended September 30, 1997 that would have been reported if nonaccrual and restructured loans had been performing totaled $136,000. Interest income that was included in income for the same period totaled $26,000.

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

  Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At September 30, 1997, the Registrant's loan portfolio included $48.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $1.7 million from $46.4 million at December 31, 1996. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage
lending activity in and around east central Illinois.   Residential mortgage
loans amounted to $187.9 million or 51.8% of total loans at September 30, 1997. At December 31, 1996, these loans amounted to $172.3 million or 49.5% of total loans.

TABLE 13  ALLOWANCE FOR LOAN LOSSES

  Loan loss experiences are summarized as follows (dollars in thousands):

                                   NINE MONTHS ENDED         YEAR ENDED
                                     September 30,           DECEMBER 31,
                                         1997                    1996
Average loans outstanding,
  net of unearned income              $353,357                $326,302
Allowance-beginning of year              2,684                   2,814
Charge-offs:
Commercial, financial
  and agricultural                         354                     238
Real estate-mortgage                        67                       6
Installment                                115                     131
  Total charge-offs                        536                     375
Recoveries:
Commercial, financial
  and agricultural                          10                      53
Real estate-mortgage                         -                       -
Installment                                 15                      45
  Total recoveries                          25                      98
Net charge-offs                            511                     277
Provision for loan losses                  460                     147
Allowance-end of period                 $2,633                $  2,684
Ratio of net charge-offs to
  average loans                            .14%                    .08%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                        .73%                    .77%
Ratio of allowance for loan
  losses to nonperforming
  loans                                  160.8%                  138.0%

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

  During the first nine months of 1997, the Registrant had net charge-offs of $511,000. Of this amount, $358,000 was attributable to losses on four specific commercial borrowers with the remainder generally being the result of personal
bankruptcies.   During the third quarter, management also identified an
additional borrower with a loss potential of $240,000. This was placed on nonaccrual status during September, 1997. The aforementioned matters together with the Registrant's general expectations for future growth in the loan portfolio resulted in an increase in the provision for loan losses to $460,000 during the first nine months of 1997 as compared to $147,000 during the year ended December 31, 1996.

  At September 30, 1997, the allowance was $2,633,000, or .73% of total loans, and 160.8% of nonperforming loans. On December 31, 1996, the allowance for loan losses amounted to $2,684,000, or .77% of total loans, and 138% of nonperforming loans.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 14  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                 September 30, 1997                      DECEMBER 31, 1996
                              ALLOWANCE          % OF                 ALLOWANCE         % OF
                                 FOR             LOANS                   FOR            LOANS
                                LOAN           TO TOTAL                 LOAN          TO TOTAL
                               LOSSES            LOANS                 LOSSES           LOANS
Commercial, financial
  and agricultural            $ 1,644            20.5%               $ 1,854             21.5%
Real estate-mortgage              320            70.9                    434             69.3
Installment                       206             8.3                    152              8.7
Other                              -               .3                     -                .5
Total allocated                 2,170                                  2,440
Unallocated                       463             N/A                    244              N/A
Allowance at end of
  reported period              $2,633          $100.0%               $ 2,684            100.0%


  The allowance is allocated to the individual loan categories by a specific reserve for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

  Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at September 30, 1997 and December 31, 1996 (dollars in thousands):

TABLE 15  COMPOSITION OF DEPOSITS

                                            PERIOD ENDED                          PERIOD ENDED
                                         SEPTEMBER 30, 1997                     DECEMBER 31, 1996
                                                        WEIGHTED                             WEIGHTED
                                                         AVERAGE                              AVERAGE
                                      AMOUNT              RATE              AMOUNT             RATE
Demand deposits:
  Non-interest bearing              $ 52,068                  -          $ 50,789                  -
  Interest bearing                   123,524               2.91%          110,708               2.79%
Savings                               39,157               2.63            39,364               2.72
Time deposits                        223,559               5.46           204,362               5.46
  Total average deposits            $438,308               3.84%         $405,223               3.78%


  The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

TABLE 16  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                               September 30,          December 31,
                                   1997                   1996
3 months or less                $ 16,224               $ 20,658
Over 3 through 6 months           17,011                  7,322
Over 6 through 12 months           9,603                  6,897
Over 12 months                     9,240                  5,893
  Total                         $ 52,078               $ 40,770


OTHER BORROWINGS

  Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings for the periods ended September 30, 1997 and December 31, 1996 is presented below (in thousands):

TABLE 17  SCHEDULE OF OTHER BORROWINGS

                                                          SEPTEMBER 30,               DECEMBER 31,
                                                                 1997                       1996
End of Period:
  Securities sold under agreements to repurchase               $9,190                    $18,360
  Federal Home Loan Bank advances:
   Overnight                                                       -                      19,733
    Fixed term - due in one year or less                        3,000                     11,693
    Fixed term - due after one year                             7,000                      1,000
    Total                                                     $19,190                    $50,786
    Average interest rate at end of period                       5.21%                      5.91%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase              $17,710                    $18,860
  Federal Home Loan Bank advances:
    Overnight                                                  23,733                     23,083
    Fixed term - due in one year or less                       16,000                     20,693
    Fixed term - due after one year                             9,000                      7,500
  Federal funds purchased                                          -                       6,500
Averages for the Year
  Securities sold under agreements to repurchase              $11,545                    $12,411
  Federal Home Loan Bank advances:
    Overnight                                                   9,269                      8,136
    Fixed term - due in one year or less                        3,982                      9,352
    Fixed term - due after one year                             6,777                      6,432
  Federal funds purchased                                         644                        800
    Average interest rate during the year                        5.38%                      5.45%


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

  In the banking industry, a traditional measurement of interest rate sensitivity is known as "gap" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 1997, which are anticipated by the Registrant to reprice or mature in each of the future time periods shown. Except for savings and N.O.W. accounts the amounts of assets and liabilities shown which reprice or mature during a particular period are based upon the contractual terms of the asset or liability. Regular savings accounts are assumed to be withdrawn over a 60 month period and NOW accounts were assumed to be withdrawn over an 18 month period. The two deposit types collectively totaled $120 million at September 30, 1997. Management believes that these assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

TABLE 18  GAP TABLE

(In thousands)                                       NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                   0-1              1-3              3-6            6-12             12+
Deposits with other financial
  institutions                        $    573          $     -          $     -        $      -         $     -
Federal funds sold                       4,050                -                -               -               -
Taxable investment securities           24,610           11,510            7,467          15,237          42,894
Nontaxable investment securities             -              620              727             315          11,814
Loans                                   47,222           14,047           33,085          34,115         234,474
  Total                               $ 76,455         $ 26,177         $ 41,279        $ 49,667        $289,182
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts (1)          5,168           10,336           15,504          31,007          58,108
Money market accounts                   49,288                -                -               -               -
Other time deposits                     25,880           29,163           60,349          46,315          72,365
Other borrowings                         9,190            3,000                -           1,000           6,000
Long-term debt                           6,450                -                -               -               -
  Total                               $ 95,976         $ 42,499         $ 75,853        $ 78,322        $136,473
  Periodic GAP                        $(19,521)        $(16,322)        $(34,574)      $ (28,655)       $152,709
  Cumulative GAP                      $(19,521)        $(35,843)        $(70,417)       $(99,072)       $ 53,637
GAP as a % of interest earning assets:
  Periodic                               (4.0%)           (3.4%)           (7.2%)          (5.9%)           31.6%
  Cumulative                             (4.0%)           (7.4%)          (14.6%)         (20.5%)           11.1%
(1) Historically the Registrant's NOW accounts and savings deposits have been relatively insensitive to interest rate changes.  However, the Registrant considers a portion of these deposits to be rate sensitive based on historical trends and management's expectations.


  At September 30, 1997, the table above reflects that the Registrant was liability sensitive due to the level of interest bearing demand deposits and savings deposits which are generally subject to immediate withdrawal and may be repriced at any time. As such, the effect of an increase in the prime rate of 100 basis points would decrease net interest income by approximately $520,000 in 90 days and $1,168,000 in 12 months assuming no management intervention. A fall in the interest rates would have the opposite effect for the same period. In analyzing interest rate sensitivity, the Registrant considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

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


CAPITAL RESOURCES

  At September 30, 1997, the Registrant's stockholders' equity amounted to $44,569,000, a $4,665,000 or 11.7% increase from the $39,904,000 balance as of
December 31, 1996. Year to date, net income contributed $3,689,000 to equity before $215,000 of dividends to preferred stockholders. Common stock dividends declared during this same period of 1997 amounted to $385,000. The change in net unrealized gain on available-for-sale investment securities increased stockholders' equity by $209,000, net of tax.

  During 1996, the Registrant began issuing Company common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings
Plan) for its employees. During the first nine months of 1997, 7,867 shares were issued pursuant to the Deferred Compensation Plan and 33,537 shares were issued pursuant to the First Retirement and Savings Plan.

  In late 1994, the Registrant implemented a Dividend Reinvestment Plan whereby common and preferred stockholders could elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant.
This plan became effective with the January, 1995 common stock dividend. Of the $971,000 in common and preferred stock dividends paid during the first nine months of 1997, $529,000 or 54.5% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 27,435 shares of common stock being issued during the first nine months of 1997.

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

  Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-
weighted assets, and of Tier 1 capital to average assets.   Management believes,
as of September 30, 1997, that all capital adequacy requirements have been met.

  As of September 30, 1997, the most recent notification from the primary regulators categorized the Registrant, First Mid Bank and Heartland as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

TABLE 19  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
September 30, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                     $38,230         11.74%        $26,046       > 8.00%       $32,558      > 10.00%
  First Mid Bank                  33,755         11.99          22,516       > 8.00         28,145      > 10.00
  Heartland                        7,513         17.66           3,404       > 8.00          4,255      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      35,597         10.93          13,023       > 4.00         19,535      >  6.00
  First Mid Bank                  31,147         11.18          11,258       > 4.00         16,887      >  6.00
  Heartland                        7,164         16.84           1,702       > 4.00          2,553      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      35,597          6.91          20,619       > 4.00         25,774      >  5.00
  First Mid Bank                  31,147          7.26          17,333       > 4.00         21,666      >  5.00
  Heartland                        7,164          8.07           3,553       > 4.00          4,441      >  5.00


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


FUTURE ACCOUNTING CHANGES

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125, among other things, applies a "financial-components approach" that focuses on control, whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transactions occurring after December 31, 1996; however SFAS 127, issued in December 1996, deferred the effective date of certain elements of SFAS 125 for one year. The Registrant adopted SFAS 125 during the first quarter of 1997, without any significant impact on its consolidated financial condition or results of operations.

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

  In February, 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for financial statements for periods ending after December 15, 1997. This statement lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. The Registrant does not expect adoption of SFAS 129 to have a significant impact on its financial statements.

  In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required in a financial statement that is displayed with the same prominence as other financial statements.

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

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

TEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) -- Exhibits

   (a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1997.

        SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 1997.

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

Dated:    November 12, 1997
      *---------------------*

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