Form 10-K405
period 1997-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1998-03-27
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 19, 1998, 1,978,400 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Registrant's common shares on March 19, 1998) held by non-affiliates was approximately $78,641,400.


                      DOCUMENTS INCORPORATED BY REFERENCE

             DOCUMENT                                 INTO FORM 10-K PART:

Portions of the Proxy Statement for 1998 Annual
Meeting of Shareholders to be held on May 20, 1998             III

            FIRST MID-ILLINOIS BANCSHARES, INC.
               FORM 10-K TABLE OF CONTENTS
                                                                   PAGE
PART I
Item 1      Business                                                  3
Item 2      Properties                                               11
Item 3      Legal Proceedings                                        13
Item 4      Submission of Matters to a Vote of Security Holders      14
PART II
Item 5      Market for Registrant's Common Shares and Related
              Shareholder Matters                                    15
Item 6      Selected Financial Data                                  16
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    17
Item 7A     Quantitative and Qualitative Disclosures About
              Market Risk                                            33
Item 8      Financial Statements and Supplementary Data              36
Item 9      Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosures                   58
PART III
Item 10     Directors and Executive Officers of the Registrant       58
Item 11     Executive Compensation                                   59
Item 12     Security Ownership of Certain Beneficial Owners and
              Management                                             59
Item 13     Certain Relationships and Related Transactions           59
PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                            60
SIGNATURES                                                           61
            Exhibit Index                                            62

                                    PART I


ITEM 1.   BUSINESS


REGISTRANT AND SUBSIDIARIES

  First Mid-Illinois Bancshares, Inc. (the "Registrant") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank").

  In addition to engaging in banking activities, the Registrant also engages in certain other additional activities through Mid-Illinois Data Services, Inc., a wholly-owned corporation organized on March 25, 1987, as a non-banking subsidiary ("MIDS"). The primary business of MIDS is to provide financial data processing services to the Registrant and First Mid Bank.

  The Registrant, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Registrant acquired all of the outstanding stock of a number of community banks on the following dates: Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984; State Bank of Sullivan ("Sullivan Bank") on April 1, 1985; Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985; First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986; and Charleston Community Bank ("Charleston Bank") on December 30, 1987. In April 1989, a purchase and assumption agreement was executed between First National and Mattoon Bank whereby First National purchased substantially all of the assets and assumed all of the liabilities of Mattoon Bank. On May 31, 1992, the Registrant merged Sullivan Bank, Cumberland County, Douglas County and Charleston Bank into First National. First National changed its name at that time to First Mid-Illinois Bank & Trust, N.A..

  On July 1, 1992, the Registrant acquired and re-capitalized Heartland Federal Savings and Loan Association ("Heartland"), a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. Under the terms of the acquisition, Heartland converted from the mutual form of organization into a federally-chartered, stock savings association and became a 100%-owned subsidiary of the Registrant.

  In connection with the Heartland acquisition, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Registrant pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 404.2 shares of common stock for each share of preferred. The Registrant has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Registrant also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

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

  In December 1994, Heartland (formerly known as Heartland Federal Savings and Loan Association) converted from a federally-chartered stock savings association to a state-chartered savings bank and changed its name to Heartland Savings Bank.

  In March 1997, First Mid Bank acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $.5 million to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

  In November 1997, Heartland merged with and into First Mid Bank with First Mid Bank being the surviving entity.

DESCRIPTION OF BUSINESS

  First Mid Bank conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, industrial, agricultural, consumer and real estate lending, including installment, credit card, personal lines of credit and overdraft protection; safe deposit box operations; and an extensive variety of additional services tailored to the needs of customers, such as traveler's checks and cashiers' checks, foreign currency, and other special services. First Mid Bank also provides services to its customers through its trust department and investment center.

  Loans, both commercial and consumer, are serviced on either a secured or unsecured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, capital, construction, agriculture, inventory and real estate, with the latter including residential properties. First Mid Bank's installment loan department makes direct loans to consumers and some commercial customers, and purchases retail obligations from retailers, primarily without recourse.

  First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Registrant's market area with $49.3 million in agriculture-related loans at December 31, 1997. The farm credit products offered by First Mid Bank include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

  The following chart sets forth (in thousands) the assets, deposits and stockholders' equity of First Mid Bank (before intercompany eliminations) as of December 31, 1997, and the average deposits for the year ended December 31, 1997:
                                                  STOCKHOLDERS'     AVERAGE
                        ASSETS        DEPOSITS        EQUITY       DEPOSITS
First Mid Bank         $529,679       $458,962       $48,336       $444,774

EMPLOYEES

  The Registrant, MIDS and First Mid Bank, collectively, employed 250 people on a full-time equivalent basis as of December 31, 1997. The Registrant places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Registrant. The Registrant offers a variety of employee benefits and management considers its employee relations to be excellent.

COMPETITION

  The Registrant actively competes in all areas in which First Mid Bank presently does business. First Mid Bank competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

  First Mid Bank operates facilities in the Illinois counties of Champaign, Coles, Cumberland, Douglas, Effingham and Moultrie. Each facility primarily serves the community in which it is located. First Mid Bank serves nine different communities with 15 separate locations in the towns of Mattoon, Charleston, Neoga, Tuscola, Sullivan, Arcola, Effingham, Altamont, and Urbana, Illinois. Within the area of service there are numerous competing financial institutions and financial services companies.

SUPERVISION AND REGULATION

GENERAL

  Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Registrant can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OCC, the Board of Governors of the Federal Reserve System (the "FRB"), the FDIC, the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

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

RECENT REGULATORY DEVELOPMENTS

  PENDING LEGISLATION. Legislation is pending in the Congress that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. The expanded powers generally would be available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. Additionally, the pending legislation would eliminate the federal thrift charter and merge the FDIC's Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF"). At this time, the Registrant is unable to predict whether the proposed legislation will be enacted and, therefore, is unable to predict the impact such legislation may have on the operations of the Registrant and First Mid Bank.

THE REGISTRANT

  GENERAL. The Registrant, as the sole shareholder of First Mid Bank, is a bank holding company. As a bank holding company, the Registrant is registered with, and is subject to regulation by, the FRB under the Bank Holding Company Act, ("BHCA"). In accordance with FRB policy, the Registrant is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Registrant might not do so absent such policy. Under the BHCA, the Registrant is subject to periodic examination by the FRB and is required to file with the FRB periodic reports of its operations and such additional information as the FRB may require.

  INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank; or
(iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

  The BHCA also prohibits, with certain exceptions, the Registrant from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the FRB to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the FRB, the Registrant and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

  Federal law also prohibits acquisition of "control" of a bank, such as First Mid Bank, or bank holding company, such as the Registrant, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

  CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with FRB capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

  The FRB's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Registrant's allowance for loan and lease losses.

  The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the FRB's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

  As of December 31, 1997, the Registrant had regulatory capital, calculated on a consolidated basis, in excess of the FRB's minimum requirements, with a risk-based capital ratio of 12.20% and a leverage ratio of 7.05%.

  DIVIDENDS. The FRB has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the FRB possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends that may be imposed by the FRB, the Delaware General Corporation Law (the "DGCL") allows the Registrant to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL), or if the Registrant has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

  FEDERAL SECURITIES REGULATION. The Registrant's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Registrant is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

FIRST MID BANK

  GENERAL. First Mid Bank is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of First Mid Bank are insured by the BIF of the FDIC, and First Mid Bank is a member of the Federal Reserve System. As a BIF-insured national bank, First Mid Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF.

  DEPOSIT INSURANCE. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately-capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium.
Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

  During the year ended December 31, 1997, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1998, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

  The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Registrant is not aware of any activity or condition that could result in termination of the deposit insurance of First Mid Bank.

  FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1997, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1997, First Mid Bank paid FICO assessments totaling $82,100.

  OCC ASSESSMENTS. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 1997, First Mid Bank paid supervisory fees to the OCC totaling $99,900.

  CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the FRB's capital guidelines for bank holding companies (SEE "--The Registrant--Capital Requirements").

  The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

  During the year ended December 31, 1997, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1997, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.59% and a risk-based capital ratio of 13.17%.

  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately-capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

  DIVIDENDS. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1997. As of December 31, 1997, approximately $5.6 million was available to be paid as dividends to the Registrant by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the FRB determines such payment would constitute an unsafe or unsound practice.

  INSIDER TRANSACTIONS. First Mid Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Registrant and its subsidiaries, on investments in the stock or other securities of the Registrant and its subsidiaries and the acceptance of the stock or other securities of the Registrant or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Registrant and its subsidiaries, to principal stockholders of the Registrant, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Registrant or one of its subsidiaries or a principal stockholder of the Registrant may obtain credit from banks with which First Mid Bank maintains a correspondent relationship.

  SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally-insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines is of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

  BRANCHING AUTHORITY. National banks headquartered in Illinois, such as First Mid Bank, have the same branching rights in Illinois as banks chartered under Illinois law. Illinois law grants Illinois-chartered banks the authority to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

  Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois has enacted legislation permitting interstate mergers beginning on June 1, 1997, subject to certain conditions, including a prohibition against interstate mergers unless any Illinois bank involved has been in existence and continuous operation for more than five years.

  FEDERAL RESERVE SYSTEM. FRB regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.8 million, the reserve requirement is $1.434 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the FRB. First Mid Bank is in compliance with the foregoing requirements.

ITEM 2.   PROPERTIES

  All of the following properties are owned by the Registrant or First Mid Bank except those specifically identified as being leased.

FIRST MID BANK

MATTOON

  First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure which was opened in 1965 with approximately 36,000 square feet of office space, eight walk-in teller stations and a walk-up automated teller machine ("ATM"). Adjacent to this building is a parking lot with parking for approximately seventy cars. A drive-up facility with ten drive-up lanes is located across the street from First Mid Bank's main office. During 1997, First Mid Bank began a remodeling project of its main office which will be completed in mid-1998. Total costs associated with this project are expected to be approximately $1.3 million.

  First Mid Bank has a facility at 333 Broadway Avenue East, Mattoon, Illinois. The one-story office building contains approximately 7,600 square feet of office space. The main floor provides space for five teller windows, two private offices, a safe deposit vault and four drive-up lanes. There is adequate parking located adjacent to the building. A drive-up ATM is located adjacent to the building.

  First Mid Bank leases a facility at 1504-A Lakeland Boulevard, Mattoon, Illinois which provides space for three tellers, two drive-up lanes and a walk-up ATM.

  First Mid Bank owns an office building located at 1701 Charleston Avenue, Mattoon, Illinois and an adjacent parking lot. The building is used by MIDS for its data processing center and back room operations for the Registrant and First Mid Bank.

  First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois. The office building consists of a two-story structure which has approximately 20,000 square feet of office space. A drive-up facility with eight drive-up lanes and a drive-up ATM is located adjacent to the main office. Adequate customer parking is available on two sides of the building and in an adjacent parking lot. In conjunction with the merger of Heartland and First Mid Bank, teller services are no longer offered at these locations.

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

TUSCOLA

  First Mid Bank operates two offices in Tuscola, Illinois. The main office is located at 100 North Main Street, Tuscola, Illinois. The building consists of a two-story structure with approximately 18,000 square feet of office space with space for six tellers, five private offices and a night depository. Adequate customer parking is available at the main office building. The second facility is located at 410 South Main Street, Tuscola, Illinois. The facility has a walk-in teller station and two drive-up bay windows and contains approximately 320 square feet of office space. A drive-up ATM is located adjacent to this facility.

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

  A second facility, acquired in March, 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with four teller stations, four private offices and four drive-up lanes. During 1996, land adjacent to this facility was purchased and is being held for future expansion.

  Three ATMs are located in Charleston. A drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue and in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue. The third is an off-site ATM located in the student union at Eastern Illinois University.

  In January, 1998, First Mid Bank sold a facility located at 580 West Lincoln Avenue, Charleston, Illinois.

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

EFFINGHAM

  First Mid Bank operates a facility at 902 North Keller Drive, Effingham, Illinois. The building is a two-story structure with approximately 4,000 square feet of office space. This office space consists of four teller stations, three drive-up teller lanes, five private offices and a night depository. Adequate parking is available to customers in front of the facility.

  First Mid Bank also owns property at 900 North Keller Drive, Effingham, Illinois which provides additional customer parking along with a drive-up ATM.

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

URBANA

  First Mid Bank owns a facility located at 601 South Vine Street, Urbana, Illinois. Its office building consists of a one-story structure and contains approximately 3,600 square feet. The office building provides space for three tellers, two private offices and two drive-up lanes. An adequate customer parking lot is located on the south side of the building.

REGISTRANT

  The Registrant owns a single family residence at 1515 Wabash Avenue, Mattoon, Illinois which is being held for future expansion.

ITEM 3.   LEGAL PROCEEDINGS

  Since First Mid Bank acts as depositories of funds, it is named from time to time as a defendant in law suits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings constitute ordinary routine litigation incidental to the business of First Mid Bank and that such litigation will not materially adversely affect the Registrant's consolidated financial condition.

  In addition to the normal legal proceedings referred to above, Heartland, a subsidiary of the Registrant that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. At this time, it is too early to tell whether First Mid Bank will ultimately prevail in the suit and if so, what damages may be recovered.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

  The Registrant's common stock was held by approximately 734 shareholders of record as of December 31, 1997, and is traded in the over-the-counter market.

  The following table shows, for the indicated periods, the range of reported prices per share of the Registrant's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

         QUARTER                   HIGH                    LOW
1997
           4th                    $ 37                   $ 25 1/2
           3rd                      26 1/2                 22 1/2
           2nd                      22 1/2                 20 1/2
           1st                      21 1/4                 20
1996
           4th                    $ 19 1/2               $ 20 1/2
           3rd                      19                     20
           2nd                      18 1/2                 18 1/2
           1st                      17 1/2                 17 1/2

  The following table sets forth the cash dividends per share on the Registrant's common stock for the last two years.

                                                      DIVIDEND
DATE DECLARED             DATE PAID                   PER SHARE
 5-15-1996                6-20-1996                     $.19
12-16-1996                1- 3-1997                     $.23 1/2
 5-21-1997                6-20-1997                     $.20
12-16-1997                1- 2-1998                     $.26

  Effective May 22, 1997, the Registrant had a two-for-one stock split in the form of a 100% stock dividend. All share and per share information has been restated to reflect the split.

  The Registrant's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semiannually. The ability of the Registrant to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends which can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 17" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Registrant semi-annually during the two years ended December 31, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

  The following sets forth a five-year comparison of selected financial data. (Dollars in thousands)

                                                1997          1996          1995          1994          1993
SUMMARY OF OPERATIONS
  Interest income                                 $37,805       $35,559       $33,465       $26,428       $25,510
  Interest expense                                 19,131        17,805        16,725        11,918        11,935
    Net interest income                            18,674        17,754        16,740        14,510        13,575
  Provision for loan losses                           700           147           280           168           492
  Other income                                      5,421         4,799         4,009         3,805         3,928
  Other expense                                    16,039        15,977        14,715        13,263        12,713
    Income before income taxes
      and cumulative effect of
      change in accounting principle                7,356         6,429         5,754         4,884         4,298
  Income tax expense                                2,630         2,263         1,830         1,450         1,150
    Net income before cumulative
      effect of change in
      accounting principle                          4,726         4,166         3,924         3,434         3,148
  Cumulative effect of change
    in accounting principle                             -             -             -             -           155
      Net income                                  $ 4,726       $ 4,166       $ 3,924       $ 3,434       $ 3,303
PER COMMON SHARE DATA
  Basic earnings per share
    before cumulative effect of
    change in accounting principle                 $ 2.30        $ 2.11        $ 2.05        $ 1.79        $ 1.63
  Basic earnings per share                           2.30          2.11          2.05          1.79          1.72
  Diluted earnings per share
    before cumulative effect of
    change in accounting principle                   2.17          1.99          1.94          1.71          1.57
  Diluted earnings per share                         2.17          1.99          1.94          1.71          1.65
  Dividends per common share                          .46           .43           .41           .38           .38
  Book value per common share                       21.55         19.56         18.04         15.69         15.45
FINANCIAL RATIOS
  Net interest margin (TE)                          3.96%         3.98%         3.98%         3.93%         3.85%
  Return on average assets                            .90           .85           .84           .84           .85
  Return on average equity                          11.08         11.03         11.76         11.35         11.80
  Return on average common equity                   11.23         11.18         12.02         11.59         12.12
  Dividend payout ratio                             19.99         20.16         19.76         20.89         21.40
  Average total equity to average assets             8.11          7.69          7.17          7.38          7.17
  Total capital to risk-weighted assets             12.20         11.80         11.51         10.69         13.10
YEAR END BALANCES
  Total assets                                   $532,978      $515,397      $472,494      $451,158      $397,609
  Net loans                                       355,587       345,533       304,190       279,545       221,109
  Total deposits                                  457,598       413,676       396,879       389,568       349,058
  Total equity                                     45,576        39,904        35,309        30,600        30,184
AVERAGE BALANCES
  Total assets                                   $525,751      $491,058      $465,287      $409,684      $390,252
  Net loans                                       352,495       323,540       294,220       243,166       214,408
  Total deposits                                  443,399       405,223       395,580       356,833       344,226
  Total equity                                     42,638        37,783        33,371        30,268        27,987

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the years ended December 31, 1997, 1996 and 1995. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Registrant and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.

OVERVIEW

  In 1997, the Registrant achieved record net income and earnings per share. For the year, net income was $4,726,000 up 13.4% from $4,166,000 in 1996. In 1996, net income increased 6.2% from $3,924,000 in 1995. Diluted earnings per share was $2.17 in 1997 compared with $1.99 in 1996 and $1.94 in 1995. A summary of the factors which contributed to the changes in net income follows (in thousands):

TABLE 1 EFFECT ON EARNINGS
                                                     1997           1996
                                                      VS             VS
                                                     1996           1995
Net interest income                                $  920        $ 1,014
Provision for loan losses                            (553)           133
Other income, including securities transactions       622            790
Other expenses, excluding SAIF assessment            (813)          (511)
One-time SAIF assessment                              751           (751)
Income taxes                                         (367)          (433)
Increase in net income                             $  560        $   242


  On March 7, 1997, the Registrant acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $500,000 to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets. The acquisition of the branch was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branch were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Registrant since March 7, 1997.

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

  For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax-equivalent ("TE") adjustment. The Registrant's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                  YEAR ENDED                    YEAR ENDED                   YEAR ENDED
                               DECEMBER 31, 1997             DECEMBER 31, 1996             DECEMBER 31, 1995
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE    AVERAGE           AVERAGE
                          BALANCE  INTEREST    RATE     BALANCE  INTEREST    RATE     BALANCE  INTEREST   RATE
ASSETS
Interest-bearing deposits  $ 1,497  $     75     5.01%   $ 1,165  $     55      4.72%  $ 1,511 $     84     5.56%
Federal funds sold           4,254       230     5.41%     3,403       180      5.29     6,199      356     5.74
Investment securities
  Taxable                  107,124     6,759     6.31%   111,739     6,868      6.15   115,824    7,078     6.11
  Tax-exempt<F1>            13,046     1,062     8.14%    11,442       953      8.33    12,831    1,111     8.66
Loans <F2><F3>             355,167    30,040     8.46%   326,302    27,827      8.53   294,220   25,214     8.57
Total earning assets       481,088    38,166     7.93%   454,051    35,883      7.90   430,585   33,843     7.86
Cash and due from banks     18,363                        17,051                        15,382
Premises and equipment      11,916                         9,864                         9,333
Other assets                17,056                        12,854                        12,699
Allowance for loan losses   (2,672)                       (2,762)                       (2,711)
Total assets              $525,751                      $491,058                      $465,288
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits
  Demand deposits         $125,666     3,684     2.93%  $110,708  $  3,085      2.79% $106,118 $  2,823     2.66%
  Savings deposits          38,642       999     2.59%    39,364     1,069      2.72    40,920    1,107     2.71
  Time deposits            226,431    12,464     5.50%   204,362    11,156      5.46   202,305   10,958     5.42
Securities sold under
  agreements to repurchase  10,806       488     4.52%    12,411       574      4.62    16,481      777     4.71
FHLB advances               17,221     1,018     5.91%    23,920     1,405      5.87     7,633      487     6.39
Federal funds purchased        502        26     5.18%       800        44      5.50        26        2     7.69
Long-term debt               6,584       452     6.87%     6,819       472      6.92     7,636      571     7.48
Total interest-bearing
    liabilities            425,852    19,131     4.49%   398,384    17,805      4.47   381,119   16,725     4.39
Demand deposits             52,660                        50,789                        46,237
Other liabilities            4,601                         4,102                         4,561
Stockholders' equity        42,638                        37,783                        33,371
Total liabilities/equity  $525,751                      $491,058                      $465,288
Net interest income (TE)            $ 19,035                      $ 18,078                     $ 17,118
Net interest spread                              3.44%                         3.43%                       3.47%
Impact of non-interest
 bearing funds                                    .52%                          .55%                        .51%
Net yield on interest-
  earnings assets (TE)                           3.96%                         3.98%                       3.98%

<F1>Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
<F2>Loan fees are included in interest income and are not material.
<F3>Nonaccrual loans have been included in the average balances.

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

TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                         1997 COMPARED TO 1996                        1996 COMPARED TO 1995
                                         INCREASE - (DECREASE)                        INCREASE - (DECREASE)
                               TOTAL                               RATE/      TOTAL                            RATE/
                              CHANGE      VOLUME       RATE      VOLUME<F4>  CHANGE     VOLUME      RATE     VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits    $   20      $   16       $   3      $   1       $  (29)    $  (20)    $  (11)   $    2
Federal funds sold               50          45           4          1         (176)      (161)       (28)       13
Investment securities:
  Taxable                      (109)       (281)        181         (9)        (210)      (248)        38         -
  Tax-exempt <F1>               109         133         (21)        (3)        (158)      (120)       (42)        4
Loans <F2><F3>                2,213       2,460        (228)       (19)       2,613      2,749       (123)      (13)
  Total interest income       2,283       2,373         (61)       (29)       2,040      2,200       (166)        6
Interest-Bearing
Liabilities
Interest-bearing deposits
  Demand deposits               599         417         160         22          262        122        134         6
  Savings deposits              (70)        (20)        (51)         1          (38)       (42)         4         -
  Time deposits               1,308       1,205          93         10          198        111         86         1
Securities sold under
  agreements to repurchase      (86)        (74)        (14)         2         (203)      (192)       (14)       3
FHLB advances                  (387)       (393)          9         (3)         918      1,042        (39)     (85)
Federal funds purchased         (18)        (17)         (2)         1           42         60         (1)     (17)
Long-term debt                  (20)        (16)         (4)         -          (99)       (61)       (43)       5
  Total interest expense      1,326       1,102         191         33        1,080      1,040        127      (87)
 Net interest income         $  957      $1,271       $(252)     $ (62)      $  960     $1,160     $ (293)  $   93

<F1>Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
<F2>Loan fees are included in interest income and are not material.
<F3>Nonaccrual loans are not material and have been included in the average balances.
<F4>The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

  On a tax equivalent basis, net interest income increased $957,000, or 5.3% in 1997, compared to an increase of $960,000, or 5.6% in 1996. As set forth in Table 3, the improvement in net interest income in 1997 was due primarily to the increases in the volume of earning assets and interest-bearing liabilities. In 1996, the increase in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates. To a lesser extent, changes in interest rates in 1995 also contributed to the growth in net interest income.

  In 1997, average earning assets increased by $27,037,000, or 6.0%, and average interest-bearing liabilities increased $27,468,000, or 6.9%, compared with 1996 (Table 2). The higher volumes of earning assets and interest-bearings liabilities were primarily the result of strong loan growth in 1997 and the acquisition of a branch facility in Charleston, Illinois. As a percentage of average earning assets, average loans increased from 68.3% in 1995 to 71.9% in 1996 to 73.8% in 1997 while average securities decreased from 29.9% in 1995 to 27.1% in 1996 to 25.0% in 1997.

  Net interest margin remained constant at 3.98% in 1996 and 1995 and decreased slightly to 3.96% in 1997.

PROVISION FOR LOAN LOSSES

  The provision for loan losses in 1997 was $700,000 compared to $147,000 in 1996 and $280,000 in 1995. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

  An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

TABLE 4  OTHER INCOME
                                                                   $ CHANGE
                                                               FROM PRIOR YEAR
                            1997        1996        1995       1997       1996
Trust                    $ 1,663     $ 1,293     $ 1,118      $ 370      $ 175
Brokerage                    464         386         183         78        203
Securities losses             (6)         (9)          -          3        (9)
Service charges            1,804       1,728       1,574         76        154
Mortgage banking             491         428         273         63        155
Other                      1,005         973         861         32        112
  Total other income     $ 5,421     $ 4,799     $ 4,009      $ 622      $ 790

  The Registrant's other income increased to $5,421,000 in 1997 as compared to $4,799,000 in 1996 and $4,009,000 in 1995.

  Trust revenues increased 28.6% to $1,663,000 in 1997 from $1,293,000 in 1996 and $1,118,000 in 1995.  Trust assets increased 46.5% to $326,935,000 at
December 31, 1997 from $223,117,000 at December 31, 1996 and $215,903,000 at
December 31, 1995. During 1997, increased revenues were primarily due to an increase in fees generated on retirement plans under management and the increase in trust assets. The increase in trust assets was approximately $40 million in growth of the trust accounts under management and approximately a $70 million market value adjustment upward for the agricultural-related properties.

  Revenues from brokerage and annuity sales continued to increase in 1997 as the Registrant expanded its product line by offering full-service brokerage services and increasing its marketing efforts in this area.

  Net securities losses in 1997 were $6,000 compared to $9,000 in 1996 and $0 in 1995.

  Service charges amounted to $1,804,000 in 1997 as compared to $1,728,000 in 1996 and $1,574,000 in 1995. The increase of $76,000 (4.4%) in service charges in 1997 as compared to 1996 was primarily due to an increase in the number of savings and transaction accounts and the volume associated with these accounts.

  First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $491,000 in 1997 as compared to $428,000 in 1996 and $273,000 in 1995. This increase in 1997 was attributed to the volume of loans sold by First Mid Bank increasing to $29 million (representing 476 loans) from $21 million in 1996 (representing 339 loans). Included in mortgage banking income was the amount of the mortgage servicing fees recorded on loans originated and sold into the secondary market with servicing retained. This amount was $103,000 in 1997 and $196,000 in 1996. This decline in mortgage banking income was partially due to an increase in loans sold on a servicing-released basis. During 1997, 160 loans (with a balance of $13.6 million) were sold with servicing released, thus no mortgage servicing income was recorded.

OTHER EXPENSE

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

TABLE 5  OTHER EXPENSE
                                                                $ CHANGE
                                                             FROM PRIOR YEAR
                                1997      1996      1995      1997      1996
Salaries and benefits        $ 7,922   $ 7,938   $ 7,484     $ (16)    $ 454
Occupancy and equipment        2,782     2,345     2,298       437        47
FDIC premiums                     40       275       590      (235)     (315)
One-time SAIF assessment          -        751        -       (751)      751
Amortization of intangibles      709       547       608       162       (61)
Stationery and supplies          692       559       449       133       110
Legal and professional fees      890       795       699        95        96
Marketing and promotion          529       579       500       (50)       79
Other operating expenses       2,475     2,188     2,087       287       101
  Total other expense        $16,039   $15,977   $14,715     $  62   $ 1,262

  The Registrant's non-interest expense amounted to $16,039,000 in 1997 as compared to $15,977,000 in 1996 and $14,715,000 in 1995.

  Salaries and employee benefits, the largest component of other expense, decreased slightly in 1997. At December 31, 1997, the number of full-time equivalent ("FTE") employees totaled 250 compared to 257 and 254 at December 31, 1996 and 1995, respectively.

  Occupancy and equipment expense increased 18.6% to $2,782,000 in 1997 as compared to $2,345,000 in 1996. This increase was primarily due to the increase in depreciation expense recorded on technology equipment put into service at the beginning of 1997. This included items relating to document imaging, report imaging, home banking and wide-area network projects.

  The net amount of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") in 1997 includes a refund of $69,000 on the 1996 assessments of the Savings Association Insurance Fund ("SAIF"). During 1996, the Registrant recorded a premium expense of $275,000 and $590,000 in 1995. A lower premium rate went into effect beginning in 1997 that helped to reduce overall deposit insurance.

  In 1996, the Registrant paid a one-time assessment of $751,000 to re-capitalize the SAIF. Legislation to re-capitalize the SAIF was signed into law by the President on September 30, 1996, and the assessment was paid by the Registrant in December 1996.

  Amortization of intangible assets increased 29.6% when comparing 1997 to 1996. This increase was due to the goodwill and core deposit intangible associated with the purchase of the Charleston branch in 1997. The decrease between 1995 and 1996 was the result of the Registrant's purchase mortgage servicing rights from the Heartland acquisition being fully amortized in 1995.

  Other operating expenses increased $287,000 or 13.1% to $2,475,000 in 1997 from $2,188,000 in 1996. This increase was due to the accrual in 1997 of a loss of $106,000 on the January, 1998, sale of property located in Charleston, Illinois, as well as losses on the sale of other real estate owned and repossessed assets.

INCOME TAXES

  Total income tax expense amounted to $2,630,000 in 1997 as compared to $2,263,000 in 1996 and $1,830,000 in 1995. Effective tax rates were 35.8%,
35.2% and 31.8% respectively, for 1997, 1996 and 1995. The effective tax rate increase was primarily due to an increase in state income taxes.

THE YEAR 2000 ISSUE

  Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

  The Registrant has considered the impact of the Year 2000 issue for its computer systems and applications as well as its general operations, customers and suppliers. The Registrant has developed a stratigic plan for Year 2000 compliance which is being administered by a committee with representation from all functional areas of the company as well as extensive involvement and oversite by the board of directors and senior management. The plan follows the guidelines set forth by the Federal Financial Institutions Examinations Council ("FFIEC"). The Registrant plans to complete its assessment phase, identifying hardware, software, networks, other processing platforms and customer and vendor interdependency affected by the Year 2000 date change, by March 31, 1998. The plan calls for all mission critical items to be Year 2000 compliant by year-end 1998. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Registrant relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Registrant has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Registrant's borrowing customers and their ability to repay. The Registrant has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.

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

TABLE 6  INVESTMENT PORTFOLIO
                                                  DECEMBER 31,
                                   1997              1996             1995
                                       % OF              % OF              % OF
                              AMOUNT   TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies               $ 80,509    67%   $ 86,518    74%   $ 72,599    59%
Obligations of states and
 political subdivisions       12,820    11      11,398    10      12,009    10
Mortgage-backed securities    23,272    20      15,283    13      35,766    29
Other securities               2,747     2       4,384     3       2,204     2
    Total securities        $119,348   100%   $117,583   100%   $122,578   100%

  At December 31, 1997, the Registrant's investment portfolio showed an increase in mortgage-backed securities and a decrease in U.S. Government agency securities. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Registrant's exposure relating to interest rate risk and improved the portfolio yield.

  The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 1997 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 7 INVESTMENT MATURITY SCHEDULE

                                 ONE     AFTER 1   AFTER 5     AFTER
                                 YEAR    THROUGH   THROUGH      TEN
                               OR LESS   5 YEARS  10 YEARS     YEARS     TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                 $10,754   $46,701   $22,557   $   497   $ 80,509
Obligations of state and
  political subdivisions         2,132     3,112     1,039     3,517      9,800
Mortgage-backed securities       1,372     9,676     4,172     8,052     23,272
Other securities                   -         -         -       2,747      2,747
Total Investments              $14,258   $59,489   $27,768   $14,813   $116,328
Weighted average yield            5.72%     6.34%     6.45%     6.27%      6.28%
Full tax-equivalent yield         6.10%     6.51%     6.56%     7.06%      6.54%
Held-to-maturity:
Obligations of state and
  political subdivisions       $   457   $ 1,838   $   280   $   445    $ 3,020
Weighted average yield            4.85%     5.10%     5.70%     5.74%      5.21%
Full tax-equivalent yield         7.35%     7.73%     8.64%     8.71%      7.90%

  The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.

  The maturities of, and yields on, mortgage-backed securities have been calculated using actual repayment history. However, where securities have call features, and have a market value in excess of par value, the call date has been used to determine the expected maturity.

  With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 1997.

  In December 1995, the Registrant reclassified certain investment securities between held-to-maturity and available-for-sale in accordance with guidelines issued by the Financial Accounting Standards Board permitting a one-time change in classification. Based on discussion and analysis, the Registrant decided that only local, non-rated municipal securities would be classified as held-to-maturity and the remaining portfolio would be designated as available-for-sale. The book value and gross unrealized loss of securities transferred from held-to-maturity to available-for-sale amounted to $52,536,000 and $445,000, respectively.

LOANS

  The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

TABLE 8  COMPOSITION OF LOANS

                              1997       1996       1995       1994       1993
Commercial, financial
  and agricultural        $ 73,854   $ 75,028   $ 65,916   $ 61,520   $ 50,353
Real estate - mortgage     252,312    241,240    211,147    195,524    151,916
Installment                 29,266     30,423     27,996     22,294     16,360
Other                        2,791      1,526      1,945      2,815      4,590
  Total loans             $358,223   $348,217   $307,004   $282,153   $223,219

  At December 31, 1997, the Registrant had loan concentrations in agricultural industries of 13.8% of outstanding loans and 13.3% at December 31, 1996. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

TABLE 9  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

  The following table presents the balance of loans outstanding as of December 31, 1997, by maturities (dollars in thousands):

                         MATURITY <F1>
                                         OVER 1
                          ONE YEAR      THROUGH        OVER
                         OR LESS<F2>    5 YEARS      5 YEARS       TOTAL
Commercial, financial
  and agricultural        $ 53,631     $ 18,526     $  1,697     $ 73,854
Real estate - mortgage      46,356      136,463       69,493      252,312
Installment                  6,344       22,075          847       29,266
Other                          417        1,984          390        2,791
  Total loans             $106,748     $179,048     $ 72,427     $358,223

<F1>Based on scheduled principal repayments.
<F2>Includes demand loans, past due loans and overdrafts.

  As of December 31, 1997, loans with maturities over one year consisted of $208,662,000 in fixed rate loans and $42,813,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

  Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

  The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 10  NONPERFORMING LOANS
                                                   December 31,
                                  1997      1996      1995      1994      1993
Nonaccrual loans                $1,194     $ 790     $ 636     $ 393     $ 497
Loans past due ninety days
  or more and still accruing       145       575       554       509       248
Restructured loans which are
  performing in accordance
  with revised terms               346       580       604       772       307

  Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $162,000, $143,000 and $143,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income that was included in income totaled $32,000, $39,000 and $56,000 for the same periods.

  The Registrant's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due and when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

  Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At December 31, 1997, the Registrant's loan portfolio included $49.3 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $2.9 million from $46.4 million at December 31, 1996. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage lending activity in and around east central Illinois. At December 31, 1997, these loans amounted to $181.3 million or 50.6% of total loans. Such residential mortgage loans amounted to $172.3 million or 49.5% of total loans at December 31, 1996.

TABLE 11  ALLOWANCE FOR LOAN LOSSES

  Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                   1997       1996       1995       1994       1993
Average loans outstanding,
  net of unearned income       $355,167   $326,302   $294,220   $243,166   $214,408
Allowance-beginning of year       2,684      2,814      2,608      2,110      1,906
Balance of
  acquired subsidiary               -          -          -          343        -
Charge-offs:
Commercial, financial
  and agricultural                  588        238         18         29        140
Real estate-mortgage                 69          6        111         28        241
Installment                         145        131         57        120         86
  Total charge-offs                 802        375        186        177        467
Recoveries:
Commercial, financial
  and agricultural                   28         53         73         98        150
Real estate-mortgage                  1         -          -          21          3
Installment                          25         45         39         45         26
  Total recoveries                   54         98        112        164        179
Net charge-offs                     748        277         74         13        288
Provision for loan losses           700        147        280        168        492
Allowance-end of period         $ 2,636   $  2,684   $  2,814   $  2,608   $  2,110
Ratio of net charge-offs to
  average loans                     .21%       .08%       .03%       .01%       .13%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                 .74%       .77%       .90%       .93%       .95%
Ratio of allowance for loan
  losses to nonperforming loans   156.4%     138.0%     156.8%     155.8%     200.6%

  The Registrant minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities and external auditors periodically review asset quality and the overall adequacy of the allowance for loan losses.

  During 1997, the Registrant had net charge-offs of $748,000, a significant increase from 1996 and 1995 net charge-offs of $277,000 and $74,000, respectively. Of the 1997 charge-offs, $527,000 or 70% were related to three specific loans for which management does not anticipate any significant future recoveries. Management believes that these losses represented isolated events and do not reflect on the overall quality of the loan portfolio.

  On December 31, 1997, the allowance for loan losses amounted to $2,636,000, or .74% of total loans, and 156.4% of nonperforming loans. At December 31, 1996, the allowance was $2,684,000, or .77% of total loans, and 138.0% of nonperforming loans.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 12  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                           December 31,           December 31,          December 31,
                              1997                   1996                  1995
                        ALLOWANCE   % OF       ALLOWANCE  % OF       ALLOWANCE  % OF
                           FOR      LOANS         FOR     LOANS         FOR     LOANS
                          LOAN    TO TOTAL       LOAN   TO TOTAL       LOAN   TO TOTAL
                         LOSSES     LOANS       LOSSES    LOANS      LOSSES     LOANS
Commercial, financial
  and agricultural     $ 1,699      20.6%     $ 1,854     21.5%     $ 1,554     21.5%
Real estate-mortgage       245      70.4%         434     69.3%         314     68.8%
Installment                 19       8.2%         152      8.7%         131      9.1%
Other                       -         .8%          -        .5%          -        .6%
Total allocated          2,136                  2,440                 1,999
Unallocated                500        N/A         244       N/A         815       N/A
Allowance at end of
  reported period      $ 2,636      100.0%    $ 2,684    100.0%     $ 2,814    100.0%

                            December 31,           December 31,
                               1994                   1993
                       ALLOWANCE     % OF     ALLOWANCE    % OF
                           FOR       LOANS        FOR      LOANS
                          LOAN     TO TOTAL      LOAN    TO TOTAL
                         LOSSES      LOANS      LOSSES     LOANS
Commercial, financial
  and agricultural      $ 1,481      21.8%     $ 1,351     22.5%
Real estate-mortgage        427      69.3%         330     68.1%
Installment                 100       7.9%          78      7.3%
Other                        -        1.0%          -       2.1%
Total allocated           2,008                  1,759
Unallocated                 600       N/A          351      N/A
Allowance at end of
  reported period       $ 2,608     100.0%     $ 2,110    100.0%

  The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

  Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 1997, 1996 and 1995 (dollars in thousands):

TABLE 13  COMPOSITION OF DEPOSITS

                                          1997                      1996                      1995
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
Demand deposits:
  Non-interest bearing              $ 52,660            -     $ 50,789            -     $ 46,237            -
  Interest bearing                   125,666        2.93%      110,708        2.79%      106,118        2.66%
Savings                               38,642        2.59%       39,364        2.72%       40,920        2.71%
Time deposits                        226,431        5.50%      204,362        5.46%      202,305        5.42%
  Total average deposits            $443,399        3.87%     $405,223        3.78%     $395,580        3.76%

  The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

TABLE 14  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                                       December 31,
                               1997         1996         1995
3 months or less           $ 21,715     $ 20,658     $ 17,167
Over 3 through 6 months      12,287        7,322        6,451
Over 6 through 12 months      6,438        6,897        7,495
Over 12 months               10,293        5,893        6,217
  Total                    $ 50,733     $ 40,770     $ 37,330

OTHER BORROWINGS

  Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings for the last three years is presented below (in thousands):

TABLE 15  SCHEDULE OF OTHER BORROWINGS

                                                                         1997              1996              1995
At December 31:
  Securities sold under agreements to repurchase                      $10,780           $18,360           $16,815
  Federal Home Loan Bank advances:
    Overnight                                                               -            19,733             2,200
    Fixed term - due in one year or less                                    -            11,693             6,000
    Fixed term - due after one year                                     7,000             1,000             3,500
  Federal funds purchased                                                   -                 -                 -
    Total                                                             $17,780           $50,786           $28,515
    Average interest rate at year end                                   5.01%             5.91%             5.11%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                      $17,710           $18,860           $21,200
  Federal Home Loan Bank advances:
    Overnight                                                          23,733            23,083             5,000
    Fixed term - due in one year or less                               16,000            20,693             5,000
    Fixed term - due after one year                                     9,000             7,500             6,500
  Federal funds purchased                                                   -             6,500                 -
    Total                                                             $66,443           $76,636           $37,700
Averages for the Year
  Securities sold under agreements to repurchase                      $10,806           $12,411           $16,481
  Federal Home Loan Bank advances:
    Overnight                                                           6,933             8,136             1,104
    Fixed term - due in one year or less                                3,455             9,352             2,905
    Fixed term - due after one year                                     6,833             6,432             3,598
  Federal funds purchased                                                 502               800                26
    Total                                                             $28,529           $37,131           $24,114
    Average interest rate during the year                               5.02%             5.45%             5.24%

  Securities sold under agreements to repurchase primarily represent borrowings originated as part of cash management services offered to corporate customers. The remaining balance of securities sold under agreements to repurchase represents term repurchase agreements with the State of Illinois.

  FHLB advances represent borrowings by First Mid Bank to fund loan demand.

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

  In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Registrant's interest rate repricing gaps for selected maturity periods at December 31, 1997 (in thousands):

TABLE 16 GAP TABLE

                                           NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:               0-1           1-3            3-6          6-12          12+
Deposits with other financial
  institutions                  $      250      $     -       $     -        $    -       $     -
Federal funds sold                   5,925            -             -             -             -
Taxable investment securities       24,033         18,439         6,311        22,752        35,072
Nontaxable investment securities       420            309           305         1,791        10,370
Loans                               49,964         23,569        24,057        31,406       229,226
  Total                           $ 80,592       $ 42,317      $ 30,673      $ 55,949     $ 274,668
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts        118,617            -             -             -             -
Money market accounts               49,341            -             -             -             -
Other time deposits                 35,430         41,828        42,838        40,266        75,679
Other borrowings                    10,780            -             -           1,000         6,000
Long-term debt                       6,200            -             -             -             -
  Total                          $ 220,368       $ 41,828      $ 42,838      $ 41,266     $  81,679
  Periodic GAP                   $(139,776)      $    489     $ (12,165)     $ 14,683     $ 192,989
  Cumulative GAP                 $(139,776)     $(139,287)    $(151,452)    $(136,769)    $  56,220
GAP as a % of interest earning assets:
  Periodic                          (28.9%)          0.1%         (2.5%)         3.0%         39.9%
  Cumulative                        (28.9%)        (28.8%)       (31.3%)       (28.2%)        11.6%

  At December 31, 1997, the Registrant was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. However, the Registrant's historical repricing of N.O.W. and savings accounts has not, and is not expected to change on a frequent basis. To some extent, this would mitigate the negative effect of an upturn in rates. Over the past years, management has placed an emphasis on growing core deposits, which are considered to be less sensitive to changes in interest rates.

  Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Registrant. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Registrant's earning assets and interest-bearing liabilities. For this reason, the Registrant uses financial models to project interest income under various rate scenarios and assumptions relative to the prepayments, reinvestment and roll overs of assets and liabilities, of which First Mid Bank represents substantially all of the Registrant's rate sensitive assets and liabilities. This analysis excluded the parent company and MIDS, whose assets and liabilities are not deemed significant to interest rate sensitivity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Based on the financial analysis performed as of December 31, 1997, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Registrant estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:

                                        Increase (Decrease) In
                                 Net Interest    Net Interest    Return On
                                    Income          Margin         Equity
Current prime rate is 8.50%          (000)        1997=3.97%     1997=11.67%
Prime rate increase of:
  200 basis points to 10.50%       $ (306)          -1.46%         -0.59%
  100 basis points to 9.50%           (71)          -0.34%         -0.14%
Prime rate decrease of:
  200 basis points to 6.50%          (689)          -3.27%         -1.35%
  100 basis points to 6.50%          (341)          -1.62%         -0.66%

  The First Mid Bank's board of directors has adopted an interest rate risk policy which establishes maximum decreases in the percentage change in net interest margin of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift.

  No assurance can be given that the actual net interest margin (percentage) or net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate.

  Interest rate sensitivity analysis is also used to measure the Registrant's interest risk by computing estimated changes in net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained two percent increase or decrease in market interest rates. The following table presents, in thousands, First Mid Bank's projected change in NPV for the various rate shock levels at December 31, 1997. All market risk sensitive instruments presented in the table are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.

                                  Estimated
   Changes In                     NPV As A
    Interest     Estimated        % of PV         Amount         Percent
     (basis)        NPV          of Assets       of Change      of Change
    +200 bp       $45,026           8.83%         $(3,310)        -6.85%
       0 bp        48,336           9.13%
    -200 bp        50,118           9.13%           1,782          3.67%

  The above table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's NPV would be expected to increase. At December 31, 1997, First Mid Bank's estimated changes in NPV were within the industry guidelines which normally allow a change in capital of +/-10% from the base case scenario.

  The NPV calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations.

  Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions First Mid Bank may undertake in response to changes in interest rates.

  Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets, such as adjustable-rate loans, which represent First Mid Bank's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in First Mid Bank's portfolio could decrease in future periods if market rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal, levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

CAPITAL RESOURCES

  At December 31, 1997, the Registrant's stockholders' equity amounted to $45,576,000, a $5,672,000 or 14.2% increase from the $39,904,000 balance as of
December 31, 1996. During the year, net income contributed $4,726,000 to equity before the payment of $1,181,000 dividends to common and preferred stockholders. The change in net unrealized gain on available-for-sale investment securities increased stockholders' equity by $284,000, net of tax.

  During 1996, the Registrant began issuing common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings
Plan) for its employees. During 1997, 11,403 shares were issued pursuant to the Deferred Compensation Plan and 44,893 shares were issued pursuant to the First Retirement and Savings Plan. During 1996, 30,496 shares were issued pursuant to the Deferred Compensation Plan and 31,468 shares were issued pursuant to the First Retirement and Savings Plan.

  The Registrant has a Dividend Reinvestment Plan whereby common and preferred shareholders can elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. Of the $1,181,000 in common and preferred stock dividends paid during 1997, $655,000 or 55.5% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 32,781 shares of common stock being issued during 1997 and 33,686 during 1996.

  The Registrant and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At December 31, 1997, the Registrant's leverage ratio was 7.05%.

  A tabulation of the Registrant's and First Mid Bank's capital ratios as of December 31, 1997 follows:

TABLE 17  CAPITAL RATIOS

                                     TIER ONE CAPITAL    TOTAL CAPITAL     TIER ONE CAPITAL
                                     TO RISK-WEIGHTED  TO RISK-WEIGHTED       TO AVERAGE
                                          ASSETS            ASSETS             ASSETS
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                           11.39%            12.20%              7.05%
First Mid-Illinois Bank & Trust, N.A.     12.34%            13.17%              7.59%

  Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

LIQUIDITY

  Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. At December 31, 1997, the excess collateral at the Federal Home Loan Bank will support approximately $90 million of additional advances. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.

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

FUTURE ACCOUNTING CHANGES

  In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME," ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, and is not expected to have a material impact on the consolidated financial condition or results of operations.

  In June, 1997, the FASB issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial periods beginning after December 15, 1997, and is not expected to have a material impact on the Registrant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
(In thousands, except share data)                                    1997                     1996
ASSETS
Cash and due from banks (note 3):
  Non-interest bearing                                            $  20,486                 $ 20,158
  Interest bearing                                                      250                      453
Federal funds sold                                                    5,925                    6,500
  Cash and cash equivalents                                          26,661                   27,111
Investment securities (note 4):
  Available-for-sale, at fair value                                 116,782                  114,027
  Held-to-maturity, at amortized cost (estimated fair value of
  $3,057 and $3,590 at December 31, 1997 and 1996, respectively)      3,020                    3,580
Loans (note 5)                                                      358,223                  348,217
Less allowance for loan losses (note 6)                               2,636                    2,684
  Net loans                                                         355,587                  345,533
Premises and equipment, net (note 7)                                 12,356                   10,735
Accrued interest receivable                                           5,367                    5,229
Intangible assets, net (notes 2 and 8)                                8,550                    5,472
Other assets (note 16)                                                4,655                    3,710
  TOTAL ASSETS                                                     $532,978                 $515,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 9):
  Non-interest bearing                                             $ 53,599                 $ 55,044
  Interest bearing                                                  403,999                  358,632
  Total deposits                                                    457,598                  413,676
Accrued interest payable                                              2,229                    1,656
Securities sold under agreements to repurchase (notes 4 and 10)      10,780                   18,360
Federal Home Loan Bank advances (note 10)                             7,000                   32,426
Long-term debt (note 11)                                              6,200                    6,200
Other liabilities (note 16)                                           3,595                    3,175
  TOTAL LIABILITIES                                                 487,402                  475,493
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 620 shares with
  stated value of $5,000 per share                                    3,100                    3,100
Common stock, $4 par value; authorized 6,000,000 shares
  in 1997 and 4,000,000 shares in 1996; issued 1,972,709
  shares in 1997 and 1,883,632 shares in 1996                         7,891                    3,771
Additional paid-in-capital                                            7,038                    5,463
Retained earnings                                                    27,271                   27,578
Net unrealized gain on available-for-sale
  investment securities, net of tax                                     300                       16
Less treasury stock at cost, 2,000 shares                               (24)                     (24)
TOTAL STOCKHOLDERS' EQUITY                                           45,576                   39,904
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $532,978                 $515,397
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share data)
                                                                  1997                  1996                   1995
INTEREST INCOME:
Interest and fees on loans                                      $30,040              $ 27,827               $ 25,214
Interest on investment securities:
  Taxable                                                         6,759                 6,868                  7,078
  Exempt from federal income tax                                    701                   629                    733
Interest on federal funds sold                                      230                   180                    356
Interest on deposits with other financial institutions               75                    55                     84
  Total interest income                                          37,805                35,559                 33,465
INTEREST EXPENSE:
Interest on deposits (note 9)                                    17,147                15,310                 14,888
Interest on securities sold under agreements
  to repurchase                                                     488                   574                    777
Interest on Federal Home Loan Bank advances                       1,018                 1,405                    487
Interest on Federal funds purchased                                  26                    44                      2
Interest on long-term debt (note 11)                                452                   472                    571
  Total interest expense                                         19,131                17,805                 16,725
  Net interest income                                            18,674                17,754                 16,740
Provision for loan losses (note 6)                                  700                   147                    280
  Net interest income after provision for loan losses            17,974                17,607                 16,460
OTHER INCOME:
Trust revenues                                                    1,663                 1,293                  1,118
Brokerage revenues                                                  464                   386                    183
Service charges                                                   1,804                 1,728                  1,574
Securities (losses), net (note 4)                                    (6)                   (9)                    -
Mortgage banking income                                             491                   428                    273
Other                                                             1,005                   973                    861
  Total other income                                              5,421                 4,799                  4,009
OTHER EXPENSE:
Salaries and employee benefits (note 14)                          7,922                 7,938                  7,484
Net occupancy expense                                             1,116                 1,098                  1,021
Equipment rentals, depreciation and maintenance                   1,666                 1,247                  1,277
Federal deposit insurance premiums                                   40                   275                    590
Savings Association Insurance Fund recapitalization assessment       -                    751                     -
Amortization of intangible assets (note 8)                          709                   547                    608
Stationary and supplies                                             692                   559                    449
Legal and professional                                              890                   795                    699
Marketing and promotion                                             529                   579                    500
Other                                                             2,475                 2,188                  2,087
  Total other expense                                            16,039                15,977                 14,715
Income before income taxes                                        7,356                 6,429                  5,754
Income taxes (note 16)                                            2,630                 2,263                  1,830
  Net income                                                   $  4,726               $ 4,166               $  3,924
Per common share data:
Basic earnings per share                                       $   2.30               $  2.11               $   2.05
Diluted earnings per share                                         2.17                  1.99                   1.94
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 1997, 1996 and 1995
(In thousands, except per share data)
                                                                                                      NET
                                                                                                  UNREALIZED
                                                                                                  GAIN(LOSS)
                                                                                                      ON
                                                                                                  AVAILABLE-
                                                                        ADDITIONAL                 FOR-SALE
                                               PREFERRED     COMMON      PAID-IN-     RETAINED    INVESTMENT   TREASURY
                                                 STOCK        STOCK       CAPITAL     EARNINGS    SECURITIES     STOCK       TOTAL
DECEMBER 31, 1994                               $ 3,100      $ 3,515      $ 3,531     $ 21,577    $ (1,099)     $  (24)    $ 30,600
Net income                                          -            -            -          3,924         -            -         3,924
Cash dividends on preferred
  stock ($462.50 per share)                         -            -            -           (286)        -            -          (286)
Cash dividends on common
  stock ($.405 per share)                           -            -            -           (722)        -            -          (722)
Issuance of 32,444 common shares pursuant
  to the Dividend Reinvestment Plan                 -             65          438           -          -            -           503
Change in net unrealized gain (loss)
  on available-for-sale investment
  securities, net of tax                            -            -            -             -        1,290          -         1,290
DECEMBER 31, 1995                                 3,100        3,580        3,969       24,493         191         (24)      35,309
Net income                                          -            -            -          4,166         -            -         4,166
Cash dividends on preferred
  stock ($462.50 per share)                         -            -            -           (286)        -            -          (286)
Cash dividends on common
  stock ($.425 per share)                           -            -            -           (795)        -            -          (795)
Issuance of 33,686 common shares pursuant
  to the Dividend Reinvestment Plan                 -             67          525           -          -            -           592
Issuance of 30,496 common shares pursuant
  to the Deferred Compensation Plan                 -             61          476           -          -            -           537
Issuance of 31,468 common shares
  pursuant to the First
  Retirement & Savings Plan                         -             63          493           -          -            -           556
Change in net unrealized gain (loss)
  on available-for-sale investment
  securities, net of tax                            -            -            -             -         (175)         -          (175)
DECEMBER 31, 1996                                 3,100        3,771        5,463       27,578          16         (24)      39,904
Net income                                          -            -            -          4,726         -            -         4,726
Cash dividends on preferred
  stock ($462.50 per share)                         -            -            -           (286)        -            -          (286)
Cash dividends on common
  stock ($.46 per share)                            -            -            -           (895)        -            -          (895)
Issuance of 32,781 common shares pursuant
  to the Dividend Reinvestment Plan                 -             96          559           -          -            -           655
Issuance of 11,403 common shares pursuant
  to the Deferred Compensation Plan                 -             34          206           -          -            -           240
Issuance of 44,893 common shares
  pursuant to the First
  Retirement & Savings Plan                         -            138          810           -          -            -           948
Stock split in the form of a 100%
  stock dividend (2-for-1)                          -          3,852          -         (3,852)        -            -           -
Change in net unrealized gain (loss)
  on available-for-sale investment
  securities, net of tax                            -            -            -             -          284          -           284
December 31, 1997                               $ 3,100      $ 7,891      $ 7,038     $ 27,271       $ 300       $ (24)    $ 45,576
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(In thousands)                                                            1997               1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 4,726            $ 4,166           $  3,924
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                700                147                280
  Depreciation, amortization and accretion, net                          1,864              1,251              1,231
  Loss on sale of securities, net                                            6                  9                 -
  Gain on sale of loans held for sale, net                                (390)              (322)              (126)
  Deferred income taxes                                                   (495)               (77)              (110)
  Increase in accrued interest receivable                                 (138)              (832)              (468)
  Increase in accrued interest payable                                     573                 76                566
  Origination of mortgage loans held for sale                          (30,531)           (21,139)           (10,592)
  Proceeds from sale of mortgage loans held for sale                    29,605             21,113             11,055
  (Increase) decrease in other assets                                     (878)            (1,300)               394
  Increase (decrease) in other liabilities                                 461                309               (290)
Net cash provided by operating activities                                5,503              3,401              5,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                               (103)              (196)                -
Purchases of premises and equipment                                     (1,458)            (2,036)              (891)
Net increase in loans                                                   (8,978)           (41,142)           (25,262)
Proceeds from sales of:
  Securities available-for-sale                                          9,983             31,667                487
Proceeds from maturities of:
  Securities available-for-sale                                         31,463             32,894             19,905
  Securities held-to-maturity                                              723                580             12,549
Purchases of:
  Securities available-for-sale                                        (43,718)           (59,366)           (16,200)
  Securities held-to-maturity                                             (170)              (680)            (6,161)
Purchase of financial organization, net of cash received                22,416                 -                  -
Net cash provided by (used in) investing activities                     10,158            (38,279)           (15,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                16,166             16,797              7,311
Increase(decrease) in securities sold under agreements to repurchase    (7,580)             1,545              1,225
Increase(decrease) in short-term Federal Home Loan Bank advances       (31,426)            23,226              4,700
Decrease in federal funds purchased                                         -                  -                (500)
Repayment of long-term debt                                             (1,000)            (3,500)              (500)
Proceeds from issuance of long-term debt                                 7,000                 -               3,500
Proceeds from issuance of common stock                                   1,188              1,094                 -
Dividends paid on preferred stock                                          (32)               (32)               (58)
Dividends paid on common stock                                            (427)              (436)              (387)
Net cash provided by (used in) financing activities                    (16,111)            38,694             15,291
Increase (decrease) in cash and cash equivalents                          (450)             3,816              5,582
Cash and cash equivalents at beginning of year                          27,111             23,295             17,713
Cash and cash equivalents at end of year                               $26,661            $27,111            $23,295
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                             $19,704            $17,969            $17,291
  Income taxes                                                           3,000              2,080              1,900
Loans transferred to real estate owned                                     578                290                182
Dividends reinvested in common shares                                      655                592                503
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly-owned subsidiaries: First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"); and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. The accounting and reporting policies of the Registrant conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies.

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

  The Registrant's policy is to generally discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due and when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

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

  Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Registrant will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. The amount of the impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

PREMISES AND EQUIPMENT

  Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is determined principally by the straight-line method over the estimated useful lives of the assets.

INTANGIBLE ASSETS

  Intangible assets generally arise from business combinations which the Registrant accounted for as purchases. Such assets consist of the excess of the purchase price over the fair market value of net assets acquired, with specific amounts assigned to core deposit relationships of acquired businesses. Intangible assets are amortized by the straight-line and accelerated methods over various periods of up to fifteen years. The Registrant assesses the recoverability of its intangible assets through reviews of various economic factors on a periodic basis in determining whether impairment, if any, exists.

PREFERRED STOCK

  In connection with the Registrant's acquisition of Heartland Savings Bank ("Heartland") in 1992, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Registrant pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 404.2 shares of common stock for each share of preferred. The Registrant also has the right, any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Registrant also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

MORTGAGE BANKING ACTIVITIES

  First Mid Bank originates residential mortgage loans both for its portfolio and for sale into the secondary market, generally with servicing rights retained. Included in mortgage banking income are gains or losses on the sale of loans and servicing fee income. Origination costs for loans sold are expensed as incurred. Loans that are originated and held for sale are carried at the lower of aggregate amortized cost or estimated market value. Gains or losses from loan sales are computed using the specific identification method and are included in mortgage banking income in the Consolidated Statements of Income.

  Effective January 1, 1997, the Registrant adopted Financial Accounting Standards Board's Statement No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES," ("SFAS 125"). SFAS 125 superseded Financial Accounting Standards Board's Statement No. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS," ("SFAS 122") which the Registrant adopted effective January 1, 1996. SFAS 125 requires recognition as separate assets the rights to service mortgage loans for others, however those rights are acquired. Originated Mortgage Servicing Rights ("OMSRs") are amortized in proportion to and over the period of estimated net servicing income. During 1997, $103,000 of mortgage servicing rights were capitalized with $65,000 of amortization expense being incurred. During 1996, $196,000 of mortgage servicing rights were capitalized with $50,000 of amortization expense being incurred.

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

EARNINGS PER SHARE

  Effective December 31, 1997, the Registrant adopted Financial Accounting Standards Board's Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128"). Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options.

  The components of basic and diluted earnings per common share for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                1997                 1996                 1995
BASIC EARNINGS PER SHARE:
Net income                                    $4,726,000           $4,166,000           $3,924,000
Less preferred stock dividends                  (286,000)            (286,000)            (286,000)
Net income available to common
  stockholders' equity                        $4,440,000           $3,880,000           $3,638,000
Weighted average common shares
  outstanding                                  1,928,727            1,840,921            1,774,739
Basic Earnings per Common Share                    $2.30                $2.11                $2.05
DILUTED EARNINGS PER SHARE:
Net income available to common
  stockholders' equity                        $4,440,000           $3,880,000           $3,638,000
Assumed conversion of preferred stock            286,000              286,000              286,000
Net income available to common stock-
  holders after assumed conversion            $4,726,000           $4,166,000           $3,924,000
Weighted average common shares
  outstanding                                  1,928,727            1,840,921            1,774,739
Assumed conversion of stock options                  447                  -                    -
Assumed conversion of preferred stock            250,604              250,604              250,604
Diluted weighted average common
  shares outstanding                           2,179,778            2,091,525            2,025,343
Diluted Earnings per Common Share                  $2.17                $1.99                $1.94

STOCK SPLIT

  On May 22, 1997, the Registrant declared a two-for-one stock split in the form of a 100% stock dividend. Par value remained at $4 per share. The stock split increased the Registrant's outstanding common shares from 2,000,000 to 4,000,000 shares. All references in the consolidated financial statements and notes thereto as to the number of common shares, per common share amounts and market prices of the Registrant's common stock have been restated giving retroactive recognition to the stock split.

NOTE 2 - MERGERS AND ACQUISITIONs

  In November, 1997, Heartland merged with and into First Mid Bank. Prior to the merger, Heartland was a wholly-owned subsidiary of the Registrant. Therefore, the merger had no effect on the Registrant's financial position and results of its operations.

  On March 7, 1997, the Registrant acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $500,000 to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

  The acquisition of the branch was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branch were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Registrant since March 7, 1997.

NOTE 3 - CASH AND DUE FROM BANKS

  Aggregate cash and due from bank balances of $8,724,000 and $8,263,000 at December 31, 1997 and 1996, respectively, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.

NOTE 4 - INVESTMENT SECURITIES

  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1997 and 1996 were as follows (in thousands):

                                                                     GROSS              GROSS            ESTIMATED
                                                AMORTIZED         UNREALIZED         UNREALIZED            FAIR
1997                                              COST               GAINS             LOSSES              VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                            $ 80,509              $ 198            $ (256)           $ 80,451
Obligations of states and political
 subdivisions                                           9,800                373                -               10,173
Mortgage-backed securities                             23,272                195               (56)             23,411
Federal Home Loan Bank stock                            2,115                 -                 -                2,115
Other securities                                          632                 -                 -                  632
 Total available-for-sale                            $116,328              $ 766            $ (312)           $116,782
Held-to-maturity:
Obligations of states and political
 subdivisions                                        $  3,020              $  41            $   (4)           $  3,057
1996
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                            $ 86,518            $   342            $ (585)           $ 86,275
Obligations of states and political
 subdivisions                                           7,917                249                (3)              8,163
Mortgage-backed securities                             15,283                103               (82)             15,304
Federal Home Loan Bank stock                            3,878                 -                  -               3,878
Other securities                                          407                 -                  -                 407
  Total available-for-sale                           $114,003            $   694            $ (670)           $114,027
Held-to-maturity:
Obligations of states and political
 subdivisions                                         $ 3,580            $    28            $  (18)            $ 3,590

  Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 1997, 1996 and 1995 (in thousands):

                             1997               1996               1995
Proceeds from sales       $ 9,983           $ 31,667            $   487
Gains                          20                155                 -
Losses                         26                164                 -

  Maturities of investment securities were as follows at December 31, 1997 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    AMORTIZED                ESTIMATED
                                       COST                  FAIR VALUE
Available-for-sale:
 Due in one year or less            $ 12,886                 $ 12,903
 Due after one-five years             49,813                   50,002
 Due after five-ten years             23,596                   23,571
 Due after ten years                   6,761                    6,895
                                      93,056                   93,371
 Mortgage-backed securities           23,272                   23,411
Total available-for-sale            $116,328                 $116,782
Held-to-maturity:
 Due in one year or less            $    457                 $    459
 Due after one-five years              1,838                    1,867
 Due after five-ten years                280                      285
 Due after ten-years                     445                      446
Total held-to-maturity              $  3,020                 $  3,057
Total                               $119,348                 $119,839

  Investment securities carried at approximately $93,182,000 and $90,523,000 at December 31, 1997 and 1996 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

NOTE 5 - LOANS

  A summary of loans at December 31, 1997 and 1996 follows (in thousands):

                                                  1997            1996
Commercial, financial and agricultural        $ 73,920        $ 75,097
Real estate-mortgage                           252,312         241,240
Installment                                     30,109          31,546
Other                                            2,791           1,526
  Total gross loans                            359,132         349,409
Less unearned discount                             909           1,192
  Net loans                                   $358,223        $348,217

  Certain officers, directors and principal stockholders of the Registrant and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled $7,758,000 at December 31, 1997 and $7,852,000 at December 31, 1996. Activity during 1997 was as follows (in thousands):

Balance at December 31, 1996           $ 7,852
New loans                                  868
Loan repayments                           (962)
Balance at December 31, 1997           $ 7,758

  The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 1997 and 1996 (in thousands):

                                                           1997         1996
Nonaccrual loans                                         $1,194         $790
Loans past due ninety days or more and still accruing       145          575
Renegotiated loans which are performing
 in accordance with revised terms                           346          580

  Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $162,000, $143,000 and $143,000 in 1997, 1996 and 1995, respectively. The amount of interest income which was recorded amounted to $32,000 in 1997, $39,000 in 1996 and $56,000 in 1995.

  Impaired loans are defined as those loans where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and restructured loans meet this definition. The Registrant evaluates all loans not on nonaccrual or restructured with a balance over $100,000 for impairment. Impaired loans are measured by the Registrant at the present value of expected future cash flows or, alternatively, if the loan is collateral dependant, at the fair value of the collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received. Interest income on restructured loans is recorded according to the most recently agreed upon contractual terms.

  The recorded investment of impaired loans totaled $1,540,000 at December 31, 1997 and $1,370,000 at December 31, 1996. Of this total, there was a related allowance of $50,000 for $438,000 of these impaired loans at December 31, 1997. There was no related allowance at December 31, 1996. The average recorded investment in impaired loans during the year was $1,131,000 in 1997, $1,105,000 in 1996 and $1,076,000 in 1995. Total interest income which would have been recorded under the original terms of the impaired loans was $162,000 in 1997, $143,000 in 1996 and $143,000 in 1995. Total interest income recorded on a cash basis was $32,000, $39,000 and $56,000 for 1997, 1996, and 1995, respectively.

  First Mid Bank enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. First Mid Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Mid Bank upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 1997 and 1996, respectively, the Registrant had $43,533,000 and $34,620,000 of outstanding commitments to extend credit and $855,000 and $1,182,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

  Most of the Registrant's business activities are with customers located within east central Illinois. At December 31, 1997 and 1996, the Registrant's loan portfolio included $49,309,000 and $46,366,000, respectively, of loans to borrowers directly related to the agricultural industry.

  Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1997, 1996 and 1995 was approximately $62,784,000, $57,031,000 and $43,622,000, respectively.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses were as follows during the three year period ended December 31,1997 (in thousands):

                                    1997        1996        1995
Balance, beginning of year        $2,684      $2,814      $2,608
Provision for loan losses            700         147         280
Recoveries                            54          98         112
Charge offs                         (802)       (375)       (186)
Balance, end of year              $2,636      $2,684      $2,814

NOTE 7 - PREMISES AND EQUIPMENT, NET

  Premises and equipment at December 31, 1997 and 1996 consisted of (in thousands):
                                               1997         1996
Land                                        $ 2,950      $ 2,555
Buildings and improvements                    8,549        7,738
Furniture and equipment                       6,137        6,302
Leasehold improvements                          353          353
Construction in progress                      1,015          137
 Subtotal                                    19,004       17,085
Accumulated depreciation and amortization     6,648        6,350
  Total                                     $12,356      $10,735

  Depreciation expense was $1,168,000, $788,000 and $740,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 - INTANGIBLE ASSETS

  Intangible assets, net of accumulated amortization, at December 31, 1997 and 1996 consisted of (in thousands):

                                                     1997          1996
Excess of cost over fair market value of
 acquired subsidiaries                            $ 6,901       $ 4,391
Core deposit premium of acquired subsidiaries       1,649         1,081
Total                                             $ 8,550       $ 5,472

  Amortization expense was $709,000, $547,000 and $608,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9 - DEPOSITS

  As of December 31, 1997 and 1996, deposits consisted of (in thousands):

                                     1997                   1996
Demand deposits:
  Non-interest bearing           $ 53,599               $ 55,044
  Interest bearing                 82,479                 85,350
Savings                            36,861                 37,176
Money market                       49,341                 35,836
Time deposits                     235,318                200,270
  Total deposits                 $457,598               $413,676

  Total interest expense on deposits for the years ended December 31, 1997, 1996 and 1995 was as follows (in thousands):

                                  1997            1996            1995
Interest-bearing demand        $ 2,210         $ 1,931         $ 1,547
Savings                            999           1,069           1,107
Money market                     1,474           1,154           1,276
Time deposits                   12,464          11,156          10,958
Total                          $17,147         $15,310         $14,888

 As of December 31, 1997, 1996 and 1995, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                         1997        1996        1995
Outstanding                           $50,733     $36,746     $35,002
Interest expense for the year           2,676       2,108       1,963

NOTE 10 - OTHER BORROWINGS

  As of December 31, 1997 and 1996 other borrowings consisted of (in thousands):

                                                        1997           1996
Securities sold under agreements to repurchase       $10,780        $18,360
Federal Home Loan Bank advances:
 Overnight advances                                       -          19,733
 Fixed term advances due in one year or less              -          11,693
 Fixed term advances due after one year                7,000          1,000
                                                     $17,780        $50,786


                                                        1997     1996     1995
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end                $17,710  $18,860  $21,200
 Average amount outstanding for the year              10,806   12,411   16,481

  First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all time, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank. The securities underlying the repurchase agreements are under the Registrant's control.

NOTE 11 - LONG-TERM DEBT

  A summary of long-term debt at December 31, 1997 and 1996 was as follows (in thousands):

                                                                1997       1996
Floating rate loan at 1.25% in 1997 and 1.5% in 1996 over
the Federal funds rate. Interest due quarterly. Principal
payments due quarterly in various amounts beginning
September 30, 1995. The debt matures September 30, 1999.
Effective interest rate of 6.82% at December 31, 1997
  and 7.27% at December 31, 1996.                            $6,200     $ 6,200

  The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Registrant and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Registrant and First Mid Bank were in compliance with the existing covenants at December 31, 1997 and 1996. The scheduled principal payments on the outstanding long-term debt is $1.5 million during 1998 and the remaining balance in 1999.

NOTE 12 - REGULATORY CAPITAL

  The Registrant is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board, First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Registrant's financial statements.

  Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997 and 1996, that all capital adequacy requirements have been met.

  As of December 31, 1997 and 1996, the most recent notification from the primary regulators categorized the Registrant and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                             TO BE WELL
                                                                                          CAPITALIZED UNDER
                                                                 FOR CAPITAL              PROMPT CORRECTIVE
                                     ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                              AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                $ 39,416         12.20%       $ 25,842       > 8.00%      $ 32,303      > 10.00%
  First Mid Bank              42,105         13.17          25,584       > 8.00         31,980      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                  36,780         11.39          12,921       > 4.00         19,382      >  6.00
  First Mid Bank              39,469         12.34          12,792       > 4.00         19,188      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                  36,780         7.05           20,879       > 4.00         26,099      >  5.00
  First Mid Bank              39,469         7.59           20,807       > 4.00         26,009      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1996
Total Capital
  (to risk-weighted assets)
  Registrant                  37,106         11.80%       $ 25,156       > 8.00%      $ 31,433      > 10.00%
  First Mid Bank              33,670         12.57          21,427       > 8.00         26,783      > 10.00
  Heartland                    6,957         16.00           3,479       > 8.00          4,348      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                  34,422         10.95          12,573       > 4.00         18,860      >  6.00
  First Mid Bank              31,335         11.70          10,713       > 4.00         16,070      >  6.00
  Heartland                    6,608         15.20           1,739       > 4.00          2,609      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                  34,422          6.81          20,213       > 4.00         25,267      >  5.00
  First Mid Bank              31,335          7.65          16,380       > 4.00         20,475      >  5.00
  Heartland                    6,608          7.01           3,772       > 4.00          4,715      >  5.00

NOTE 13 - DISCLOSURE OF FAIR VALUES OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," ("SFAS 107"), requires the disclosure of the estimated fair value of financial instrument assets and liabilities. For the Registrant, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in SFAS 107. However, many of the Registrant's financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Registrant's general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity. Accordingly, significant assumptions and estimations as well as present value calculations were used by the Registrant for purposes of the SFAS 107 disclosure. Future changes in these assumptions or methodologies may have a material effect on estimated fair values.

  Estimated fair values have been determined by the Registrant using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 1997 and 1996 were as follows (in thousands):

  Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                          1997                    1996
                                    FAIR       CARRYING     FAIR       CARRYING
                                    VALUE       AMOUNT      VALUE       AMOUNT
Cash and cash equivalents         $ 26,661    $ 26,661    $ 27,111    $ 27,111
Investments available-for-sale     116,782     116,782     114,027     114,027
Investments held-to-maturity         3,057       3,020       3,590       3,580

  Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

                                           1997                  1996
                                    FAIR      CARRYING      FAIR      CARRYING
                                    VALUE      AMOUNT       VALUE      AMOUNT
Deposits with stated maturities   $235,283    $235,318    $200,401    $200,270
Securities sold under agreements
  to repurchase                     10,761      10,780      18,319      18,360
Federal Home Loan Bank advances      6,974       7,000      32,364      32,426

  Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                           1997                    1996
                                     FAIR     CARRYING        FAIR     CARRYING
                                    VALUE      AMOUNT        VALUE      AMOUNT
Deposits with no stated maturity  $222,280    $222,280     $213,406    $213,406
Floating rate long-term debt         6,200       6,200        6,200       6,200

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

                                  1997                     1996
                            FAIR      CARRYING       FAIR       CARRYING
                           VALUE       AMOUNT        VALUE       AMOUNT
Net loan portfolio       $357,218     $355,587     $345,216     $345,533

  The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.

NOTE 14 - RETIREMENT PLAN

  The Registrant has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Registrant of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $352,000, $309,000 and $285,000 in 1997, 1996 and 1995, respectively.

NOTE 15 - STOCK OPTION PLAN

  In 1997, the Registrant established an Incentive Stock Option Plan
("ISO Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Registrant's common stock. A maximum of 100,000 shares have been authorized under the ISO Plan. The shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. The options are granted for a 10 year term and vest over a period of four years.

  In October, 1997, the Registrant granted 19,500 options at an option price of $23.51. In December, 1997, the Registrant granted 11,500 options at an option price of $33.73. The Registrant applied APB Opinion No. 25 in accounting for the ISO Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the year ended December 31, 1997. The Registrant has not presented compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" as the pro forma impact would be insignificant as the ISO Plan initial grants were near year end. Pro forma information will be presented in future years.

NOTE 16 - INCOME TAXES

  The components of Federal and State income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 were as follows (in thousands):

                           1997              1996              1995
Current
  Federal                $2,845            $2,134           $1,940
  State                     280               206               -
  Total Current           3,125             2,340            1,940
Deferred
  Federal                  (434)              (66)            (110)
  State                     (61)              (11)              -
  Total Deferred           (495)              (77)            (110)
Total                    $2,630            $2,263           $1,830

  Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):

                                               1997        1996        1995
Expected income taxes                        $2,501      $2,186      $1,956
Effects of:
 Tax-exempt income                             (263)       (235)       (276)
 Nondeductible interest expense                  31          28          29
 Goodwill amortization                          120         120         120
 State deduction, net of federal taxes          137         129          -
 Other items, net                               104          35           1
Total                                        $2,630      $2,263      $1,830

  The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below (in thousands):

                                              1997           1996
Deferred tax assets:
 Allowance for loan losses                 $   623        $   423
 Employee benefits                              -             114
 Deferred Compensation                         616            262
 Other, net                                     92             54
Total gross deferred tax assets            $ 1,331        $   853
Deferred tax liabilities:
 Depreciation                              $   291        $   469
 Available-for-sale investment securities      154              8
 Purchase accounting                           319            144
 Other, net                                    133            147
Total gross deferred tax liabilities       $   897        $   768
Net deferred tax assets                    $   434        $    85

  Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 1997 and 1996 as management believes it is more likely than not that the deferred tax assets will be fully realized.

NOTE 17 - DIVIDEND RESTRICTIONS

  Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Registrant. At December 31, 1997, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Registrant in excess of approximately $5.6 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

NOTE 18 - COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business, there are various outstanding commitments and contingent liabilities such as guarantees, commitments to extend credit, claims and legal actions which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no significant losses are anticipated as a result of these matters.

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

  Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
BALANCE SHEETS:
December 31,                                           1997           1996
Assets
  Cash                                              $ 1,055        $   786
  Premises and equipment, net                            49             62
  Investment in subsidiaries                         48,907         43,956
  Other Assets                                        2,910          2,445
Total Assets                                        $52,921        $47,249
Liabilities and stockholders' equity
Liabilities
  Dividends payable                                  $   581       $   442
  Long-term debt                                       6,200         6,200
  Other liabilities                                      564           703
Total Liabilities                                      7,345         7,345
  Stockholders' equity                                45,576        39,904
Total Liabilities and stockholders' equity           $52,921       $47,249


FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF INCOME:
YEARS ENDED DECEMBER 31,                            1997       1996       1995
Income:
  Dividends from subsidiaries                     $  756    $ 2,737    $ 1,369
  Other income                                       120         48         25
                                                     876      2,785      1,394
Operating expenses                                 1,203      1,037      1,266
Income (loss) before income taxes and equity
  in undistributed earnings of subsidiaries         (327)     1,748        128
Income tax benefit                                   385        332        402
Income before equity in undistributed
  earnings of subsidiaries                            58      2,080        530
Equity in undistributed earnings of subsidiaries   4,668      2,086      3,394
Net income                                        $4,726     $4,166     $3,924

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS:
YEARS ENDED DECEMBER 31,                            1997       1996       1995
Cash flows from operating activities:
 Net income                                      $ 4,726    $ 4,166    $ 3,924
 Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation, amortization, accretion, net        7          8          5
     Equity in undistributed earnings of
        subsidiaries                              (4,668)    (2,086)    (3,394)
     Increase in other assets                       (445)    (1,515)       (93)
     Increase (decrease) in other liabilities        (67)      (131)       331
Net cash provided by (used in) operating
  activities                                        (447)       442        773
Net cash used in investing activities:
 Purchases of equipment                              (13)        (6)       (18)
Net cash used in investing activities                (13)        (6)       (18)
Cash flows from financing activities:
 Repayment of long-term debt                      (1,000)    (1,000)      (500)
 Proceeds from issuance of long-term debt          1,000         -          -
 Proceeds from issuance of common stock            1,188      1,094         -
 Dividends paid on preferred stock                   (32)       (32)       (58)
 Dividends paid on common stock                     (427)      (436)      (387)
Net cash provided by (used in) financing
  activities                                         729       (374)      (945)
Increase (decrease) in cash                          269         62       (190)
Cash at beginning of year                            786        724        914
Cash at end of year                               $1,055      $ 786      $ 724

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



Daniel E. Marvin, Jr.
Chairman and Chief Executive Officer

William S. Rowland
Chief Financial

INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

  We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Chicago, Illinois
January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART   III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  "Election of Directors" on pages 2 through 3 of the 1998 Proxy Statement is incorporated by reference.

  Section 16(a) of the Securities Exchange Act of 1934 requires that the Registrant's executive officers and directors and persons who own more than 10% of the Registrant's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the Registrant's shares of common stock are traded. Such persons are also required to furnish the Registrant with copies of all Section 16(a) forms they file. Based solely on the Registrant's review of the copies of such forms, the Registrant is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 and ending December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Registrant are identified below. The executive officers of the Registrant are elected annually by the Registrant's board of directors.

Name (Age)                             Position With Registrant
Daniel E. Marvin, Jr. (60)             Chairman of the Board of Directors,
                                       President and Chief Executive Officer
William S. Rowland (51)                Director, Executive Vice President, Chief
                                         Financial Officer, Treasurer
John M. Remsen, Jr. (52)               Executive Vice President
John R. Kuczynski (45)                 Vice President, Trust and Farm
Stanley E. Gilliland (53)              Vice President, Lending
Alfred M. Wooleyhan, Jr. (50)          Vice President, Development

  Daniel E. Marvin, Jr., age 60, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Registrant and First Mid Bank since 1983.

  William S. Rowland, age 51, has served as a director of the Registrant since 1991, has been Chief Financial Officer since 1989 and has served as Treasurer since 1991. Since 1989, Mr. Rowland has been Executive Vice President, Finance of First Mid Bank and has also served as a director of MIDS. Mr. Rowland was in the Davenport, Iowa, office of KPMG Peat Marwick LLP from 1975-1989.

  John M. Remsen, Jr., age 52, has been Executive Vice President of the Registrant and President and Chief Executive Officer of First Mid Bank since August, 1997. Mr. Remsen was an Executive Vice President, Marketing for Busey Bank in Urbana, Illinois from 1992 to 1997.

  John R. Kuczynski, age 45, has been Vice President of the Trust and Farm Department of the Registrant since June, 1996. Mr. Kuczynski was a Sr. Vice President and Trust Officer for the Amcore Trust Company in Sterling, Illinois, from 1980-1996.

  Stanley E. Gilliland, age 53, has been Vice President of Lending of the Registrant since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

  Alfred M. Wooleyhan, Jr., age 50, has been Vice President of Development of the Registrant since the beginning of 1995. Mr. Wooleyhan was the President of the Charleston Business Unit of First Mid Bank from 1989-1995.

ITEM 11. EXECUTIVE COMPENSATION

  "Remuneration of Executive Officers," "Retirement Benefits" and "Transactions with Management" on pages 4 through 9 of the 1998 Proxy Statement are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" on pages 10 through 11 of the 1998 Proxy Statement are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  "Transactions with Management" on page 4 of the 1998 Proxy Statement is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

  The following consolidated financial statements and financial statement schedules of the Registrant are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

Consolidated Balance Sheets -- December 31, 1997 and 1996

Consolidated Statements of Income -- For the Years Ended December 31, 1997,
  1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity -- For the Years
  Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1997,
  1996 and 1995


(a)(3) -- Exhibits

(a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the quarter ended December 31, 1997.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of March, 1998.

                                     FIRST MID-ILLINOIS BANCSHARES, INC.
                                     (Registrant)

                                     /s/ Daniel E. Marvin, Jr.
                                *-------------------------------------*
                                         Daniel E. Marvin, Jr.
                                      President and Chief Executive Officer

                                     /s/ William S. Rowland
                               *-------------------------------------*
                                         William S. Rowland
                                       Chief Financial Officer

Dated: March 18, 1998
      *---------------------*

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of March, 1998, by the following persons on behalf of the Registrant and in the capacities listed.

SIGNATURE AND TITLE

                   by /s/ Daniel E. Marvin, Jr.
                      Daniel E. Marvin, Jr.
                      (Principal Executive Officer) and Director
                   by /s/ William S. Rowland
                      William S. Rowland
                      (Principal Financial Officer) and Director
                   by
                      Charles A. Adams
                      Director
                   by
                      Kenneth R. Diepholz
                      Director
                   by
                      Richard A. Lumpkin
                      Director
                   by /s/ Gary W. Melvin
                      Gary W. Melvin
                      Director
                   by /s/ William G. Roley
                      William G. Roley
                      Director
                   by /s/ Ray A. Sparks
                      Ray A. Sparks
                      Director

                       EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT
       EXHIBIT
       NUMBER          DESCRIPTION AND FILING OR INCORPORATION REFERENCE
         3.1           RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO
                         RESTATED CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC. Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13688)
         3.2           RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
                         Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No 0-13368)
        10.1           EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND WILLIAM
                         S. ROWLAND (Filed herewith)
        10.2           EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND DANIEL
                         E. MARVIN, JR. (Filed herewith)
        10.3           EMPLOYMENT AGREEMENT BETWEEN THE REGISTRANT AND JOHN M.
                         REMSEN, JR. (Filed herewith)
        11.1           STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
                       (Filed herewith)
        21.1           SUBSIDIARIES OF THE REGISTRANT
                       (Filed herewith)
        23.1           CONSENT OF KPMG PEAT MARWICK LLP
                       (Filed herewith)
        27.1           FINANCIAL DATA SCHEDULE
                       (Filed herewith)
        99.1           PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF
                         STOCKHOLDERS (Filed herewith)

EXHIBIT 10.1

EMPLOYMENT AND BONUS AGREEMENT

Employment and bonus agreement ("Agreement") made and entered into this 17{th} day of December, 1997, by and between First Mid-Illinois Bancshares, Inc., ("Bancshares") a corporation with its principal place of business located in Mattoon, Illinois and WILLIAM S. ROWLAND ("Employee").

In consideration of the promises and of the mutual covenants and agreements hereinafter set forth, the parties hereto acknowledge and agree as follows:

ARTICLE ONE
NATURE AND TERM OF EMPLOYMENT
  1.01 TERM OF EMPLOYMENT:
The term of such employment shall continue for three (3) years from the current date. Thereafter, unless employment has been previously terminated, Employee shall continue his employment with Bancshares on an "at will" basis and this Agreement shall in its entirety terminate unless extended by mutual agreement.

  1.02 DUTIES:
The duties of Employee shall be determined by Bancshares' Board of Directors, and Employee will adhere to the policies and procedures of Bancshares and will follow the supervision and direction of the Board in the performance of such duties. Employee agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Employee will not while he is employed by Bancshares engage in any activity which would have an adverse affect on Bancshares' reputation, goodwill and business relationship or which would result in economic harm to Bancshares.

ARTICLE TWO
COMPENSATION AND BENEFITS
  2.01 BASE SALARY:
During the term of Employee's employment, Bancshares shall pay to Employee an annual base salary of $117,200, payable in equal biweekly installments as are customary under Bancshares' payroll practices. Bancshares may review and adjust Employee's base salary from year to year but during term of the Employee's employment, Bancshares may not decrease the Employee's aforementioned base salary.
  2.02 INCENTIVE COMPENSATION PLAN:
During the term of Employee's employment hereunder, the Employee shall be a participant in Bancshares' Incentive Compensation Plan for calendar year 1998, and thereafter, Employee's bonus shall be paid strictly in accordance with the Plan. Pursuant to the Plan, Employee will have an opportunity to receive incentive compensation of a maximum of 25% of Employee's base salary.
  2.03 DEFERRED COMPENSATION PLAN:
During the term of the Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Deferred Compensation Plan under terms and conditions of the Plan.
  2.04 COMPANY STOCK OPTION PLAN:
During the term of Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Stock Option Plan. Actual stock option awards shall be made in accordance with the approved Plan.
  2.05 VACATION:
Employee shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement.
  2.06 HEALTH BENEFITS:
Bancshares offers a health and major medical insurance plan and will pay the cost of Employee's coverage. Said insurance plan includes an option for coverage of Employee's dependents. The cost of coverage for any and all dependents shall be the sole responsibility of Employee.
  2.07 OTHER BENEFITS:
During the term of the contract, Bancshares shall provide the following additional benefits to Employee subject to any and all tax or 1099 consequences:
   (1) Use of Company-owned or leased vehicle for professional and personal use.
   (2) An amount equal to the annual dues for a Class "H" membership at the Mattoon Golf & Country Club.
   (3) Use of a cellular phone for work-related calls and calls associated with Internet connection for Employee's home.
   (4) WITHHOLDING: All salary, bonus and other payments described in this Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable benefit policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise.

ARTICLE THREE
CONFIDENTIAL INFORMATION
  3.01 DEFINITION OF CONFIDENTIAL INFORMATION:
For the purposes of this Agreement, the term "Confidential Information" shall mean, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers, lists of employees, and any information regarding the Employer's products, marketing or database, or that of any affiliate of Employer, which is not generally known to the public. The Employer and Employee acknowledge and agree that such Confidential Information is extremely valuable to the Employer and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Employee or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Employee shall continue to be bound by the terms of this Agreement as to all other Confidential Information.
  3.02 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:
Except as required in the faithful performance of Employee's duties hereunder (or as required by law), Employee will not during, or after termination of, Employee's employment by the Employer, in any form or manner, directly or indirectly, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, or utilize for Employee's personal benefit or for the benefit of any competitor of the Employer, any Confidential Information.
  3.03 DELIVERY UPON TERMINATION:
Upon termination of Employee's employment with the Employer for any reason, Employee shall promptly deliver to the Employer all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Employer's customers, database, business plan, marketing strategies, or processes and/or which contains Confidential Information, together with all other property of the Employer or any affiliate in Employee's possession, custody or control.

ARTICLE FOUR
NONCOMPETE AND NONSOLICITATION COVENANTS
  4.01 COVENANT NOT TO COMPETE:
For a period of two years after termination of Employee's employment for any reason, Employee will not, on behalf of himself or on behalf of another person, corporation, partnership or entity, solicit for sale, represent, and/or sell Competing Products with the Counties of Coles, Moultrie, Douglas, Cumberland, Effingham and Champaign, Illinois, to any person or entity who or which was Employee's customer during the last twelve (12) months of Employee's employment and with whom Employee dealt on behalf of Employer. "Competing Products" as used in this Article means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by Employer or which were in development by Employer within the last twelve (12) months of Employee's employment.
  4.02 COVENANT NOT TO SOLICIT EMPLOYEES:
For a period of two (2) years following termination of his employment with the Employer, Employee will not, or any reason, employ, solicit or endeavor to entice away from the Employer (whether for his own benefit or on behalf of another person or entity) any employees of the Employer who have had access to confidential information to work for any competitor of the Employer, nor will Employee otherwise attempt to interfere (to the Employer's detriment) in the relationship between the Employer and any such employees.

ARTICLE FIVE
TERMINATION
  5.01 TERMINATION OF EMPLOYEE:
The Employer shall have the right to terminate Employee's employment at any time at will for any reason upon ten (10) days prior written notice to Employee. If Employee's employment is terminated for any reason other than cause, the Employer shall continue to pay to Employee his monthly base salary for a total of twelve (12) months.
  5.02 TERMINATION OF EMPLOYEE DUE TO CAUSE:
The Employer may terminate the Employee at any time for cause as set forth in Bancshares' Employee Handbook, a copy of which is attached hereto as "Exhibit C". In the event of termination for cause, no further salary or benefits will be paid to Employee.
  5.03 TERMINATION DUE TO MERGER OR ACQUISITION:
If Employee's employment is terminated as a result of merger or acquisition of Employer or Bancshares, and the Employee is not continued at same salary and responsibility level, then Employer shall pay to Employee the greater of: (I) two years' base salary; (ii) base salary for the balance of the initial three year employment term.
  5.04 TERMINATION BY EMPLOYEE:
Subject to the provisions of Article Four above, Employee may terminate his employment with the Employer prior to the end of the Employment Term. If Employee's employment is so terminated, the Employer shall be obligated to continue to pay to Employee only his then current salary and other benefits accrued up to and including the date on which Employee's employment is so terminated. Employer shall have no further liability or obligation to Employee.
  5.05 CHANGE IN EMPLOYMENT STATUS:
Subject to the provisions of Article Four - Noncompete and Nonsolicitation Covenants above and only upon mutual agreement of Employer and Employee, Employee's employment status may be changed at any time to reflect partial or full retirement. Upon full retirement, the provisions of Article One - Nature and Term of Employment and Article Two - Compensation and Benefit will be null and void. Upon partial retirement, the terms of this contract will be reduced to one year and the terms of Article One and Article Two renegotiated.

ARTICLE SIX
MISCELLANEOUS
  6.01 ASSIGNMENT:
Employee and Employer acknowledge and agree that the covenants, terms and provisions contained in this Agreement constitute a personal employment contract and the rights and obligations of the parties thereunder cannot be transferred, sold, assigned, pledged or hypothecated, excepting that the rights and obligations of the Employer under this Agreement may be assigned or transferred pursuant to a sale of the business, merger, consolidation, share exchange, sale of substantially all of the Employer's assets, or other reorganization described in Section 368 of the Internal Revenue Code, or through liquidation, dissolution or otherwise, whether or not the Employer is the continuing entity, provided that the assignee, or transferee is the successor to all or substantially all of the assets of the Employer and such assignee or transferee assumes the rights and duties of the Employer, if any, as contained in this Agreement, either contractually or as a matter of law.
  6.02 ENTIRE AGREEMENT:
This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Employee's employment by the Employer shall be of no further force or effect from and after the date hereof.
  6.03 SEVERABILITY:
If any phrase clause or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect. If any restriction or limitation in this Agreement is deemed to be unreasonable, onerous and unduly restrictive by a court of competent jurisdiction, it shall not be stricken, in its entirety and held totally void and unenforceable, but shall be deemed rewritten and shall remain effective to the maximum extent permissible within reasonable bounds.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


EMPLOYEE
/s/ William S. Rowland
    William S. Rowland

EMPLOYER
By: /s/Daniel E. Marvin, Jr.
       Daniel E. Marvin, Jr.

Title: Chairman, President & CEO
       First Mid-Illinois Bancshares, Inc.

EXHIBIT 10.2
EMPLOYMENT AND BONUS AGREEMENT

Employment and bonus agreement ("Agreement") made and entered into this 17{th} day of December, 1997 by and between First Mid-Illinois Bancshares, Inc., ("Bancshares") a corporation with its principal place of business located in Mattoon, Illinois and DANIEL E. MARVIN, JR. ("Employee").

In consideration of the promises and of the mutual covenants and agreements hereinafter set forth, the parties hereto acknowledge and agree as follows:

ARTICLE ONE
NATURE AND TERM OF EMPLOYMENT
  1.01 TERM OF EMPLOYMENT:
The term of such employment shall continue for three (3) years from the current date. Thereafter, unless employment has been previously terminated, Employee shall continue his employment with Bancshares on an "at will" basis and this Agreement shall in its entirety terminate unless extended by mutual agreement.
  1.02 DUTIES:
The duties of Employee shall be determined by Bancshares' Board of Directors, and Employee will adhere to the policies and procedures of Bancshares and will follow the supervision and direction of the Board in the performance of such duties. Employee agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Employee will not while he is employed by Bancshares engage in any activity which would have an adverse affect on Bancshares' reputation, goodwill and business relationship or which would result in economic harm to Bancshares.

ARTICLE TWO
COMPENSATION AND BENEFITS
  2.01 BASE SALARY:
During the term of Employee's employment, Bancshares shall pay to Employee an annual base salary of $170,000, payable in equal biweekly installments as are customary under Bancshares' payroll practices. Bancshares may review and adjust Employee's base salary from year to year but during term of the Employee's employment, Bancshares may not decrease the Employee's aforementioned base salary.
  2.02 INCENTIVE COMPENSATIONPLAN:
During the term of Employee's employment hereunder, the Employee shall be a participant in Bancshares' Incentive Compensation Plan for calendar year 1998, and thereafter, Employee's bonus shall be paid strictly in accordance with the Plan. Pursuant to the Plan, Employee will have an opportunity to receive incentive compensation of a maximum of 35% of Employee's base salary.
  2.03 DEFERRED COMPENSATION PLAN:
During the term of the Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Deferred Compensation Plan under terms and conditions of the Plan.
  2.04 COMPANY STOCK OPTION PLAN:
During the term of Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Stock Option Plan. Actual stock option awards shall be made in accordance with the approved Plan.
  2.05 VACATION:
Employee shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement.
  2.06 HEALTH BENEFITS:
Bancshares offers a health and major medical insurance plan and will pay the cost of Employee's coverage. Said insurance plan includes an option for coverage of Employee's dependents. The cost of coverage for any and all dependents shall be the sole responsibility of Employee.
  2.07 OTHER BENEFITS:
During the term of the contract, Bancshares shall provide the following additional benefits to Employee subject to any and all tax or 1099 consequences:
   (1) Use of Company-owned or leased vehicle for professional and personal use.
   (2) An amount equal to the annual dues for a Class "A" membership at the Mattoon Golf & Country Club.
   (3) Use of a cellular phone for work-related calls and calls associated with Internet connection for Employee's home.
   (4) WITHHOLDING:    All salary, bonus and other payments described in this
Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable benefit policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise.

ARTICLE THREE
CONFIDENTIAL INFORMATION
  3.01 DEFINITION OF CONFIDENTIAL INFORMATION:
For the purposes of this Agreement, the term "Confidential Information" shall mean, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers, lists of employees, and any information regarding the Employer's products, marketing or database, or that of any affiliate of Employer, which is not generally known to the public. The Employer and Employee acknowledge and agree that such Confidential Information is extremely valuable to the Employer and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Employee or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Employee shall continue to be bound by the terms of this Agreement as to all other Confidential Information.
  3.02 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:
Except as required in the faithful performance of Employee's duties hereunder (or as required by law), Employee will not during, or after termination of, Employee's employment by the Employer, in any form or manner, directly or indirectly, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, or utilize for Employee's personal benefit or for the benefit of any competitor of the Employer, any Confidential Information.
  3.03 DELIVERY UPON TERMINATION:
Upon termination of Employee's employment with the Employer for any reason, Employee shall promptly deliver to the Employer all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Employer's customers, database, business plan, marketing strategies, or processes and/or which contains Confidential Information, together with all other property of the Employer or any affiliate in Employee's possession, custody or control.

ARTICLE FOUR
NONCOMPETE AND NONSOLICITATION COVENANTS
  4.01 COVENANT NOT TO COMPETE:
For a period of two years after termination of Employee's employment for any reason, Employee will not, on behalf of himself or on behalf of another person, corporation, partnership or entity, solicit for sale, represent, and/or sell Competing Products with the Counties of Coles, Moultrie, Douglas, Cumberland, Effingham and Champaign, Illinois, to any person or entity who or which was Employee's customer during the last twelve (12) months of Employee's employment and with whom Employee dealt on behalf of Employer. "Competing Products" as used in this Article means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by Employer or which were in development by Employer by Employer within the last twelve (12) months of Employee's employment.
  4.02 COVENANT NOT TO SOLICIT EMPLOYEES:
For a period of two (2) years following termination of his employment with the Employer, Employee will not, for any reason, employ, solicit or endeavor to entice away from the Employer (whether for his own benefit or on behalf of another person or entity) any employees of the Employer who have had access to confidential information to work for any competitor of the Employer, nor will Employee otherwise attempt to interfere (to the Employer's detriment) in the relationship between the Employer and any such employees.

ARTICLE FIVE
TERMINATION
  5.01 TERMINATION OF EMPLOYEE:
The Employer shall have the right to terminate Employee's employment at any time at will for any reason upon ten (10) days prior written notice to Employee. If Employee's employment is terminated for any reason other than cause, the Employer shall continue to pay to Employee his monthly base salary for a total of twelve (12) months.
  5.02 TERMINATION OF EMPLOYEE DUE TO CAUSE:
The Employer may terminate the Employee at any time for cause as set forth in Bancshares' Employee Handbook, a copy of which is attached hereto as "Exhibit C". In the event of termination for cause, no further salary or benefits will be paid to Employee.
  5.03 TERMINATION DUE TO MERGER OR ACQUISITION:
If Employee's employment is terminated as a result of merger or acquisition of Employer or Bancshares, and the Employee is not continued at same salary and responsibility level, then Employer shall pay to Employee the greater of: (I) two years' base salary; (ii) base salary for the balance of the initial three year employment term.
  5.04 TERMINATION BY EMPLOYEE:
Subject to the provisions of Article Four above, Employee may terminate his employment with the Employer prior to the end of the Employment Term. If Employee's employment is so terminated, the Employer shall be obligated to continue to pay to Employee only his then current salary and other benefits accrued up to and including the date on which Employee's employment is so terminated. Employer shall have no further liability or obligation to Employee.
  5.05 CHANGE IN EMPLOYMENT STATUS:
Subject to the provisions of Article Four - Noncompete and Nonsolicitation Covenants above and only upon mutual agreement of Employer and Employee, Employee's employment status may be changed at any time to reflect partial or full retirement. Upon full retirement, the provisions of Article One - Nature and Term of Employment and Article Two - Compensation and Benefit will be null and void. Upon partial retirement, the terms of this contract will be reduced to one year and the terms of Article One and Article Two renegotiated.

ARTICLE SIX
MISCELLANEOUS
  6.01 ASSIGNMENT:
Employee and Employer acknowledge and agree that the covenants, terms and provisions contained in this Agreement constitute a personal employment contract and the rights and obligations of the parties thereunder cannot be transferred, sold, assigned, pledged or hypothecated, excepting that the rights and obligations of the Employer under this Agreement may be assigned or transferred pursuant to a sale of the business, merger, consolidation, share exchange, sale of substantially all of the Employer's assets, or other reorganization described in Section 368 of the Internal Revenue Code, or through liquidation, dissolution or otherwise, whether or not the Employer is the continuing entity, provided that the assignee, or transferee is the successor to all or substantially all of the assets of the Employer and such assignee or transferee assumes the rights and duties of the Employer, if any, as contained in this Agreement, either contractually or as a matter of law.
  6.02 ENTIRE AGREEMENT:
This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Employee's employment by the Employer shall be of no further force or effect from and after the date hereof.
  6.03 SEVERABILITY:
If any phrase clause or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect. If any restriction or limitation in this Agreement is deemed to be unreasonable, onerous and unduly restrictive by a court of competent jurisdiction, it shall not be stricken, in its entirety and held totally void and unenforceable, but shall be deemed rewritten and shall remain effective to the maximum extent permissible within reasonable bounds.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


EMPLOYEE
/s/ Daniel E. Marvin, Jr.
    Daniel E. Marvin, Jr.

EMPLOYER
By: /s/ Christie Burich
        Christie Burich

Title: Secretary of the Board

EXHIBIT 10.3
EMPLOYMENT AND BONUS AGREEMENT

Employment and bonus agreement ("Agreement") made and entered into this 17{th} day of December, 1997 by and between First Mid-Illinois Bancshares, Inc., ("Bancshares") a corporation with its principal place of business located in Mattoon, Illinois and JOHN M. REMSEN, JR. ("Employee").

In consideration of the promises and of the mutual covenants and agreements hereinafter set forth, the parties hereto acknowledge and agree as follows:

ARTICLE ONE
NATURE AND TERM OF EMPLOYMENT
  1.01 TERM OF EMPLOYMENT:
The term of such employment shall continue for three (3) years from the current date. Thereafter, unless employment has been previously terminated, Employee shall continue his employment with Bancshares on an "at will" basis and this Agreement shall in its entirety terminate unless extended by mutual agreement.
  1.02 DUTIES:
The duties of Employee shall be determined by Bancshares' Board of Directors, and Employee will adhere to the policies and procedures of Bancshares and will follow the supervision and direction of the Board in the performance of such duties. Employee agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Employee will not while he is employed by Bancshares engage in any activity which would have an adverse affect on Bancshares' reputation, goodwill and business relationship or which would result in economic harm to Bancshares.

ARTICLE TWO
COMPENSATION AND BENEFITS
  2.01 BASE SALARY:
During the term of Employee's employment, Bancshares shall pay to Employee an annual base salary of $132,000, payable in equal biweekly installments as are customary under Bancshares' payroll practices. Bancshares may review and adjust Employee's base salary from year to year but during term of the Employee's employment, Bancshares may not decrease the Employee's aforementioned base salary.
  2.02 INCENTIVE COMPENSATION PLAN:
During the term of Employee's employment hereunder, the Employee shall be a participant in Bancshares' Incentive Compensation Plan for calendar year 1998, and thereafter, Employee's bonus shall be paid strictly in accordance with the Plan. Pursuant to the Plan, Employee will have an opportunity to receive incentive compensation of a maximum of 35% of Employee's base salary.
  2.03 DEFERRED COMPENSATION PLAN:
During the term of the Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Deferred Compensation Plan under terms and conditions of the Plan.
  2.04 COMPANY STOCK OPTION PLAN:
During the term of Employee's employment hereunder, the Employee shall be eligible to participate in the Company's Stock Option Plan. Actual stock option awards shall be made in accordance with the approved Plan.
  2.05 VACATION:
Employee shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement.
  2.06 HEALTH BENEFITS:
Bancshares offers a health and major medical insurance plan and will pay the cost of Employee's coverage. Said insurance plan includes an option for coverage of Employee's dependents. The cost of coverage for any and all dependents shall be the sole responsibility of Employee.
  2.07 OTHER BENEFITS:
During the term of the contract, Bancshares shall provide the following additional benefits to Employee subject to any and all tax or 1099 consequences:
   (1) Use of Company-owned or leased vehicle for professional and personal use.
   (2) An amount equal to the annual dues for a Class "A" membership at the Mattoon Golf & Country Club.
   (3) Use of a cellular phone for work-related calls and calls associated with Internet connection for Employee's home.
   (4) WITHHOLDING:     All salary, bonus and other payments described in this
Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable benefit policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise.

ARTICLE THREE
CONFIDENTIAL INFORMATION
  3.01 DEFINITION OF CONFIDENTIAL INFORMATION:
For the purposes of this Agreement, the term "Confidential Information" shall mean, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers, lists of employees, and any information regarding the Employer's products, marketing or database, or that of any affiliate of Employer, which is not generally known to the public. The Employer and Employee acknowledge and agree that such Confidential Information is extremely valuable to the Employer and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Employee or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Employee shall continue to be bound by the terms of this Agreement as to all other Confidential Information.
  3.02 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION:
Except as required in the faithful performance of Employee's duties hereunder (or as required by law), Employee will not during, or after termination of, Employee's employment by the Employer, in any form or manner, directly or indirectly, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, or utilize for Employee's personal benefit or for the benefit of any competitor of the Employer, any Confidential Information.
  3.03 DELIVERY UPON TERMINATION:
Upon termination of Employee's employment with the Employer for any reason, Employee shall promptly deliver to the Employer all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Employer's customers, database, business plan, marketing strategies, or processes and/or which contains Confidential Information, together with all other property of the Employer or any affiliate in Employee's possession, custody or control.

ARTICLE FOUR
NONCOMPETE AND NONSOLICITATION COVENANTS
  4.01 COVENANT NOT TO COMPETE:
For a period of two years after termination of Employee's employment for any reason, Employee will not, on behalf of himself or on behalf of another person, corporation, partnership or entity, solicit for sale, represent, and/or sell Competing Products with the Counties of Coles, Moultrie, Douglas, Cumberland, Effingham and Champaign, Illinois, to any person or entity who or which was Employee's customer during the last twelve (12) months of Employee's employment and with whom Employee dealt on behalf of Employer. "Competing Products" as used in this Article means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by Employer or which were in development by Employer by Employer within the last twelve (12) months of Employee's employment.
  4.02 COVENANT NOT TO SOLICIT EMPLOYEES:
For a period of two (2) years following termination of his employment with the Employer, Employee will not, for any reason, employ, solicit or endeavor to entice away from the Employer (whether for his own benefit or on behalf of another person or entity) any employees of the Employer who have had access to confidential information to work for any competitor of the Employer, nor will Employee otherwise attempt to interfere (to the Employer's detriment) in the relationship between the Employer and any such employees.

ARTICLE FIVE
TERMINATION
  5.01 TERMINATION OF EMPLOYEE:
The Employer shall have the right to terminate Employee's employment at any time at will for any reason upon ten (10) days prior written notice to Employee. If Employee's employment is terminated for any reason other than cause, the Employer shall continue to pay to Employee his monthly base salary for a total of twelve (12) months.
  5.02 TERMINATION OF EMPLOYEE DUE TO CAUSE:
The Employer may terminate the Employee at any time for cause as set forth in Bancshares' Employee Handbook, a copy of which is attached hereto as "Exhibit C". In the event of termination for cause, no further salary or benefits will be paid to Employee.
  5.03 TERMINATION DUE TO MERGER OR ACQUISITION:
If Employee's employment is terminated as a result of merger or acquisition of Employer or Bancshares, and the Employee is not continued at same salary and responsibility level, then Employer shall pay to Employee the greater of: (I) two years' base salary; (ii) base salary for the balance of the initial three year employment term.
  5.04 TERMINATION BY EMPLOYEE:
Subject to the provisions of Article Four above, Employee may terminate his employment with the Employer prior to the end of the Employment Term. If Employee's employment is so terminated, the Employer shall be obligated to continue to pay to Employee only his then current salary and other benefits accrued up to and including the date on which Employee's employment is so terminated. Employer shall have no further liability or obligation to Employee.
  5.05 CHANGE IN EMPLOYMENT STATUS:
Subject to the provisions of Article Four - Noncompete and Nonsolicitation Covenants above and only upon mutual agreement of Employer and Employee, Employee's employment status may be changed at any time to reflect partial or full retirement. Upon full retirement, the provisions of Article One - Nature and Term of Employment and Article Two - Compensation and Benefit will be null and void. Upon partial retirement, the terms of this contract will be reduced to one year and the terms of Article One and Article Two renegotiated.

ARTICLE SIX
MISCELLANEOUS
  6.01 ASSIGNMENT:
Employee and Employer acknowledge and agree that the covenants, terms and provisions contained in this Agreement constitute a personal employment contract and the rights and obligations of the parties thereunder cannot be transferred, sold, assigned, pledged or hypothecated, excepting that the rights and obligations of the Employer under this Agreement may be assigned or transferred pursuant to a sale of the business, merger, consolidation, share exchange, sale of substantially all of the Employer's assets, or other reorganization described in Section 368 of the Internal Revenue Code, or through liquidation, dissolution or otherwise, whether or not the Employer is the continuing entity, provided that the assignee, or transferee is the successor to all or substantially all of the assets of the Employer and such assignee or transferee assumes the rights and duties of the Employer, if any, as contained in this Agreement, either contractually or as a matter of law.

  6.02 ENTIRE AGREEMENT:
This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Employee's employment by the Employer shall be of no further force or effect from and after the date hereof.

  6.03 SEVERABILITY:
If any phrase clause or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect. If any restriction or limitation in this Agreement is deemed to be unreasonable, onerous and unduly restrictive by a court of competent jurisdiction, it shall not be stricken, in its entirety and held totally void and unenforceable, but shall be deemed rewritten and shall remain effective to the maximum extent permissible within reasonable bounds.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


EMPLOYEE
/s/ John M. Remsen, Jr.
    John M. Remsen, Jr.

EMPLOYER
By: /s/ Daniel E. Marvin, Jr.
        Daniel E. Marvin, Jr.

Title: Chairman, President & CEO
       First Mid-Illinois Bancshares, Inc.

EXHIBIT 23.1

CONSENT   OF  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
First Mid- Illinois Bancshares, Inc.:

RE: Registration Statements

Registration No. 33-84404 on Form S-3
Registration No. 33-64061 on Form S-8
Registration No. 33-64139 on Form S-8

We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 23, 1998, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.


/s/  KPMG Peat Marwick LLP

Chicago, Illinois
March 25, 1998

FIRST MID-ILLINOIS BANCSHARES, INC.
April 15, 1998


Dear Fellow Stockholder:

On behalf of the Board of Directors and management of First Mid-Illinois Bancshares, Inc., I cordially invite you to attend the Annual Meeting of Stockholders of First Mid-Illinois Bancshares, Inc. to be held at 11:00 a.m. on May 20, 1998, at the Ramada Inn located at 300 Broadway Avenue, Mattoon, Illinois. The accompanying Notice of Annual Meeting of Stockholders and Proxy Statement discuss the business to be conducted at the meeting. We have also enclosed a copy of the Company's 1997 Annual Report to Stockholders. At the meeting we shall report on Company operations and the outlook for the year ahead.

Your Board of Directors has nominated three persons to serve as Class III directors. Each of the nominees are incumbent directors. The Board also recommends that you approve the adoption of a Stock Incentive Plan, as set forth in the accompanying Proxy Statement. In addition, the Company's management has selected and recommends that you ratify the selection of KPMG Peat Marwick LLP to continue as the Company's independent public accountants for the year ending December 31, 1998.

We recommend that you vote your shares for the director nominees and in favor of the proposals.

I encourage you to attend the meeting in person. WHETHER OR NOT YOU PLAN TO ATTEND, HOWEVER, PLEASE COMPLETE, SIGN AND DATE THE ENCLOSED PROXY AND RETURN IT IN THE ACCOMPANYING POSTPAID RETURN ENVELOPE AS PROMPTLY AS POSSIBLE. This will ensure that your shares are represented at the meeting.

If you have any questions concerning these matters, please do not hesitate to contact me at (217) 258-0493. We look forward with pleasure to seeing and visiting with you at the meeting.

Very truly yours,

FIRST MID-ILLINOIS BANCSHARES, INC.


Daniel E. Marvin, Jr.
CHAIRMAN

FIRST MID-ILLINOIS BANCSHARES, INC.
NOTICE OF ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 20, 1998

FIRST MID-ILLINOIS BANCSHARES, INC.
1515 CHARLESTON AVENUE
P.O. BOX 499
MATTOON, ILLINOIS 61938
(217) 258-0493


To the stockholders of FIRST MID-ILLINOIS BANCSHARES, INC.

The Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., a Delaware corporation (the "Company"), will be held at the RAMADA INN, 300 BROADWAY AVENUE, EAST IN ROOMS A, B AND C, Mattoon, Illinois, on Wednesday, May 20, 1998, at 11:00 a.m., local time, for the following purposes:

  1.  to elect three Class III directors for a term of three years.

  2. to approve the adoption of the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

  3. to approve the appointment of KPMG Peat Marwick LLP as independent public accountants for the Company for the fiscal year ending December 31, 1998.

  4. to transact such other business as may properly be brought before the meeting and any adjournments or postponements thereof.

The Board of Directors has fixed the close of business on April 1, 1998, as the record date for the determination of stockholders entitled to notice of, and to vote at, the meeting.


By order of the Board of Directors



Daniel E. Marvin, Jr.
Chairman


Mattoon, Illinois
April 15, 1998

FIRST MID-ILLINOIS BANCSHARES, INC.

PROXY STATEMENT

This Proxy Statement is furnished in connection with the solicitation by the Board of Directors of First Mid-Illinois Bancshares, Inc. (the "Company") of proxies to be voted at the Annual Meeting of Stockholders to be held at the RAMADA INN, 300 BROADWAY AVENUE, EAST IN ROOMS A, B AND C, Mattoon, Illinois, on Wednesday, May 20, 1998, at 11:00 a.m., local time, and at any adjournments or postponements thereof.

The Board of Directors would like to have all stockholders represented at the meeting. Please sign and return your proxy card in the enclosed self-addressed, stamped envelope. You have the power to revoke your proxy at any time before it is voted, and the giving of a proxy will not affect your right to vote in person if you attend the meeting.

The mailing address of the Company's principal executive offices is 1515 Charleston Avenue, P.O. Box 499, Mattoon, Illinois 61938. This Proxy Statement and the accompanying proxy card are being mailed to stockholders on or about April 15, 1998. The 1997 Annual Report of the Company, which includes consolidated financial statements of the Company, is enclosed.

The Company is a diversified financial services company which serves the financial needs of east central Illinois. It is the parent company of First Mid-Illinois Bank & Trust, N.A. (the "Bank"), a regional banking entity which has locations in Mattoon, Altamont, Arcola, Effingham, Charleston, Sullivan, Tuscola, Urbana and Neoga, Illinois. Mid-Illinois Data Services, Inc., a data processing company ("MIDS"), is also a wholly owned nonbanking subsidiary of the Company. The Bank and MIDS are sometimes referred to as the "Subsidiaries."

Only holders of record of the Company's Common Stock, par value $4.00 per share (the "Common Stock"), at the close of business on April 1, 1998 will be entitled to vote at the annual meeting or any adjournments or postponements of such meeting. On April 1, 1998, the Company had approximately 1,978,400 shares of Common Stock, and 620 shares of Preferred Stock, no par value (the "Preferred Stock"), issued and outstanding. In the election of directors, and for all other matters to be voted upon at the annual meeting, each issued and outstanding share of Common Stock is entitled to one vote. Stockholders voting FOR the election of directors on the enclosed proxy will be deemed to have given their proxy to vote for the election of all directors except as otherwise noted on the proxy. Holders of the Preferred Stock are not entitled to vote their Preferred Stock at the annual meeting. All shares of Common Stock represented at the annual meeting by properly executed proxies received prior to or at the annual meeting, and not revoked, will be voted at the meeting in accordance with the instructions thereon. If no instructions are indicated, properly executed proxies will be voted for the nominees and for adoption of the proposals set forth in this Proxy Statement.

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

ELECTION OF DIRECTORS

At the Annual Meeting of the Stockholders to be held on May 20, 1998, the stockholders will be entitled to elect three (3) Class III directors for a term expiring in 2001. The directors of the Company are divided into three classes having staggered terms of three years. Each of the nominees for election as Class III directors are incumbent directors. The Company has no knowledge that any of the nominees will refuse or be unable to serve, but if any of the nominees becomes unavailable for election, the holders of the proxies reserve the right to substitute another person of their choice as a nominee when voting at the meeting. Set forth below is information, as of April 1, 1998, concerning the nominees for election and for the other persons whose terms of office will continue after the meeting, including age, year first elected a director of the Company and business experience during the previous five years of each. The three nominees, if elected at the annual meeting, will serve as Class III directors for three year terms expiring in 2001.

NOMINEES

                                         Position with the Company and
Name                       Director      the Subsidiaries and Occupation
(AGE)                        SINCE       FOR THE LAST FIVE YEARS
CLASS III
(TERM EXPIRES 2001)
Charles A. Adams             1984        Director of the Bank (since 1989), of
(Age 56)                                 MIDS (since 1987) and of the Company;
                                         President, Howell Paving, Inc.
Daniel E. Marvin, Jr.        1982        Chairman, President, Chief Executive
(Age 59)                                 Officer and Director of the Company;
                                         Director (since 1980), Chairman (since
                                         1983), President and Chief Executive
                                         Officer (1983-1997) of the Bank;
                                         Director of MIDS (1987-1992).
Ray Anthony Sparks           1994        Director of the Bank (since 1997) and
(Age 41)                                 of the Company; Director of MIDS (since
                                         1996); former President of Elasco
                                         Agency Sales, Inc. and Electrical
                                         Laboratories and Sales Corporation;
                                         private investor.

CONTINUING DIRECTORS

CLASS I
(TERM EXPIRES 1999)
Kenneth R. Diepholz         1990         Director of the Bank (since 1984) and
(Age 59)                                 of the Company; President, Diepholz
                                         Chevrolet, Oldsmobile, Cadillac and
                                         Geo; Owner, D-Co Coin Laundry and
                                         Diepholz Rentals.
Gary W. Melvin              1990         Director of the Bank (since 1984) and
(Age 48)                                 of the Company; Director of MIDS (since
                                         1987); Co-Owner, Rural King Stores.
CLASS II
(TERM EXPIRES 2000)
Richard Anthony Lumpkin     1982         Director of the Bank (since 1966) and
(Age 63)                                 of the Company; former Chairman of the
                                         Board of Consolidated Communications
                                         Inc. (until 1997), Director Ameren CIPS
                                         (since 1995); Vice Chairman, McCloud
                                         USA, Inc. (since 1997); Chairman,
                                         Illinois Consolidated Telephone Company
                                         (since 1997).
William G. Roley            1985         Director of the Bank (since 1992) and
(Age 68)                                 of the Company; retired, former owner
                                         of Roley Real Estate.
William S. Rowland          1991         Executive Vice President (since 1997),
(Age 51)                                 Treasurer and Chief Financial Officer
                                         (since 1989) and Director of the
                                         Company; Director of MIDS (since 1989);
                                         Executive Vice President of the Bank
                                         (since 1989).

All of the Company's directors will hold office for the terms indicated, or until their respective successors are duly elected and qualified. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions.

Directors of the Company received a $1,800 quarterly retainer for serving on the Board of Directors in 1997. Directors who are not employees of the Company also received options to purchase 500 shares of the Company's Common Stock at $23.51 per share for their service in 1997, and received options to purchase 500 shares of common stock at $33.73 per share for their service in 1998. Such options have terms of ten years and became exercisable on their respective date of grant. Additionally, the Company provides retirement pension benefits to non-employee directors who have attained the age of 70 and who have served as a director for a minimum of ten years upon retirement. The pension is equal to 75% of the compensation received by the director from the Company in the year prior to retirement. Directors who are not employees of the Company also receive health insurance.

BOARD COMMITTEES AND MEETINGS

The Board of Directors of the Company has established an audit committee and a compensation committee. These committees are composed entirely of outside directors. The Board has also created other Company-wide committees composed of officers of the Company and the Subsidiaries.

Members of the audit committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The audit committee reports to the Board of Directors and has the responsibility to review and approve internal control procedures, accounting practices and reporting activities of the Subsidiaries. The committee also has the responsibility for establishing and maintaining communications between the Board and the independent auditors and regulatory agencies. The audit committee reviews with the independent auditors the scope of their examinations, with particular emphasis on the areas to which either the audit committee or the auditors believe special attention should be directed. It also reviews the examination reports of regulatory agencies and reports to the full Board regarding matters discussed therein. Finally, it oversees the establishment and maintenance of effective controls over the business operations of the Subsidiaries. The Audit Committee met four times in 1997.

The members of the compensation committee are Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks. The compensation committee reports to the Board of Directors and has responsibility for all matters related to compensation of executive officers of the Company, including review and approval of base salaries, conducting a review of salaries of executive officers compared to other financial services holding companies in the region, fringe benefits, including modification of the retirement plan, and incentive compensation. The compensation committee met two times in 1997.

A total of eleven regularly scheduled and special meetings were held by the Board of Directors of the Company during 1997. During 1997, all directors attended at least 75 percent of the meetings of the Board and the committees on which they served.

TRANSACTIONS WITH MANAGEMENT

Directors and officers of the Company and the Subsidiaries and their associates, were customers of and had transactions with the Company and the Subsidiaries during 1997. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time or comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

EXECUTIVE COMPENSATION

The following table shows the compensation earned for the last three fiscal years by the Chief Executive Officer and those executive officers of the Company and the Subsidiaries whose 1997 salary and bonus exceeded $100,000:

                                             SUMMARY COMPENSATION TABLE



                                                               Annual Compensation
               (a)                       (b)               (c)             (D)             (G)             (H)


                                       Fiscal                                          SECURITIES
                                        Year                                           UNDERLYING       ALL OTHER
            Name and                    Ended                                        OPTIONS/SARS(#)  COMPENSATION
       Principal Position           December 31st     Salary($)<F1>     BONUS ($)                          ($)

 Daniel E. Marvin, Jr.,                 1997               $170,338      $45,608         7,500         $27,093<F2>
   President &                          1996                170,338       59,848           ---          26,390<F2>
   Chief Executive Officer              1995                164,000       48,163           ---          26,001<F2>

 William S. Rowland, Executive          1997              $110,000       $21,450         4,000         $13,912<F3>
   Vice President, Treasurer            1996               105,338        23,570           ---          13,517<F3>
   and Chief Financial Officer          1995               101,000        21,651           ---          12,756<F3>

 Stanley E. Gilliland, Vice             1997               $96,000       $15,264         2,000          $6,686<F4>
   President                            1996                91,338        15,435           ---           6,426<F4>
                                        1995                86,000        15,738           ---           5,917<F4>

 Jack R. Kuczynski, Vice                1997               $98,045       $16,569         1,000          $6,448<F4>
   President                            1996                51,625         9,419           ---              ---
                                        1995                   ---           ---           ---              ---

<F1> Includes deferred amounts.

<F2> Represents the Company's contributions to its retirement plan for 1997, 1996 and 1995 of $13,812, $13,109 and $12,720, respectively, and premium payments for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Marvin in the amount of $13,281 for each year.

<F3> Represents the Company's contributions to its retirement plan for 1997, 1996 and 1995 of $8,014, $7,619 and
$6,876, respectively, and an annual premium payment for an insurance policy purchased to fund a supplemental retirement and death benefit for Mr. Rowland in the amount of $5,898 in 1997 and 1996 and $5,880 for 1995.

<F4> Represents the Company's contributions to its retirement plan.

STOCK OPTION INFORMATION

The following table sets forth certain information concerning the number and value of stock options granted in the last fiscal year to the individuals named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR
Individual Grants
                                                                                                    Potential realizable value
                                                                                                    at assumed annual rates of
                                                                                                     stock price appreciation
                                                                                                          for option term
(a)                   (b)             (c)                 (d)                 (e)              (f)               (g)

                                   % of Total
                    OPTIONS     Options Granted
                    GRANTED     to Employees in    Exercise or Base       Expiration
NAME                (#)<F1>       Fiscal Year        Price ($/Sh)            Date             5%($)            10%($)
Daniel E. Marvin, Jr. 7,500            38%             $23.51              10/21/07           $110,888          $281,025
                      2,500            22%              33.73              12/10/07             53,025           134,400
William S. Rowland    4,000            21%             $23.51              10/21/07            $59,140          $149,880
                      2,000            17%              33.73              12/10/07             42,420           107,520
Stanley E. Gilliland  2,000            10%             $23.51              10/21/07            $29,570           $74,940
                      1,000             9%              33.73              12/10/07             21,210            53,760
Jack R. Kuczynski     1,000             5%             $23.51              10/21/07            $14,785           $37,470
                      1,000             9%              33.73              12/10/07             21,210            53,760

<F1> Options become exercisable in four equal annual portions beginning one year from the date of grant. Options with an exercise price of $23.51 were granted on October 21, 1997 as part of the respective officer's compensation for service to the Company during the 1997 fiscal year. Options with an exercise price of $33.73 were granted on December
10, 1997 as part of the respective officer's 1998 compensation.


The following table sets forth certain information concerning the number and value of stock options at December 31, 1997 held by the named executive officers. No stock options were exercised during 1997 by such persons.

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                         OPTION/SAR VALUES
                           Shares                         Number of Securities
                          Acquired                        Underlying Unexercised              VALUE OF UNEXERCISED
                             on               Value       Options/SARs at FY-End                       IN-
        Name              Exercise          Realized      (#)(d)                                    THE-MONEY
         (a)               (#)(b)            ($)(c)             EXERCISABLE     UNEXERCISABLE     OPTIONS/SARS
                                                                                                AT FY-END ($)(E)
                                                                                            EXERCISABLE UNEXERCISABLE
 Daniel E. Marvin, Jr.       ---               $---               ---             10,000        $---        $98,300
 William S. Rowland          ---               $---               ---              6,000        $---        $53,900
 Stanley E. Gilliland        ---               $---               ---              3,000        $---        $26,950
 Jack R. Kuczynski           ---               $---               ---              2,000        $---        $14,580


EMPLOYMENT AGREEMENTS

In December, 1997, the Company entered into employment agreements with Daniel E. Marvin, Jr. and William S. Rowland. The employment agreements provide for an initial base salary, which may be increased but not decreased, and a bonus of up to 35% of base salary for Mr. Marvin and 25% for Mr. Rowland. Each agreement has an initial term of three years, which may be extended upon mutual agreement. In the event of termination of the respective officer's employment by the Company without cause, the Company will be obligated to pay to such officer an amount equal to one year's salary. In the event such person's employment discontinues following a change in control of the Company, the successor to the Company is obligated to make a lump sum payment to such officer in amount equal to the greater of two years' base salary or the aggregate base salary the officer would have received for the balance of the three year term of the agreement. The employment agreements include a covenant which limits the ability of each officer to compete with the Bank for a period of two years following the termination of his employment. The Company has also entered into a similar agreement with John M. Remsen, Jr., who became the Bank's President in August, 1997.

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

During 1997, the Company's net income amounted to $4,726,000, a $560,000 (13.4%) improvement from 1996's level. In addition, the Company's market share increased significantly and various other improvements were made in the Company's operating and administrative functions. Accordingly, Messrs. Marvin, Rowland, Gilliland, and Kuczynski were awarded incentive bonuses of $45,608, $21,450, $15,264 and $16,569, respectively. The relationships between the base salaries and incentive compensation of Messrs. Marvin, Rowland, Gilliland and Kuczynski for 1997, 1996 and 1995 were as follows:


Incentive Compensation as a % of Base Salary

                         1997     1996      1995
 Mr. Marvin               27%      35%       29%
 Mr. Rowland              20%      22%       21%
 Mr. Gilliland            16%      17%       18%
 Mr. Kuczynski            17%      18%       - %

The members of the Compensation Committee are: Charles A. Adams, Kenneth R. Diepholz, Richard A. Lumpkin, Gary W. Melvin, William G. Roley and Ray Anthony Sparks

The incorporation by reference of this Proxy Statement into any document filed with the Securities and Exchange Commission by the Company shall not be deemed to include the following performance graph unless such graph is specifically stated to be incorporated by reference into such document.

PERFORMANCE GRAPH

The following line graph compares the cumulative total stockholder return on a $100 investment in the Company's Common Stock to the cumulative total return of the S & P 500 Index and the Nasdaq Bank Stock Index for the period December 31, 1992 through December 31, 1997. The S&P 500 Index and the Nasdaq Bank Stock Index were calculated at the Company's request by Research Data Group, San Francisco, California.

CUMULATIVE TOTAL RETURN{*}

*  Total return assumes reinvestment of dividends

                                     12/31/92  12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
 First Mid-Illinois Bancshares, Inc.   $100      $130      $134      $178      $217      $345
 Nasdaq Bank Stocks                    $100      $114      $114      $169      $223      $377
 S&P 500                               $100      $110      $112      $153      $189      $252


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the Company's Common Stock beneficially owned on February 28, 1998 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the Company Common Stock, each director and nominee, each executive officer named in the Summary Compensation Table and all directors and executive officers of the Company as a group.

NAME OF INDIVIDUAL AND         AMOUNT AND NATURE OF              PERCENT
NUMBER OF PERSONS IN GROUP     BENEFICIAL OWNERSHIP<F1>          OF CLASS

5%
STOCKHOLDERS
Margaret Lumpkin Keon              136,421<F2>                     6.8%
16 Miller Avenue Suite 203
Mill Valley, California 94941

Mary Lumpkin Sparks                190,997<F3>                     9.6%
2438 Campbell Road, N.W.
Albuquerque, New Mexico 87104

DIRECTORS
Charles A. Adams                   131,635<F4>                     6.4%
Kenneth R. Diepholz                 31,961<F5>                     1.6%
Richard Anthony Lumpkin            404,864<F6>                    19.8%
Daniel E. Marvin, Jr.               31,142<F7>                     1.6%
Gary W. Melvin                      91,605<F8>                     4.5%
William G. Roley                    40,889<F9>                     2.1%
William S. Rowland                   9,942<F10>                     *
Ray Anthony Sparks                  39,695<F11>                    2.0%

OTHER NAMED EXECUTIVE OFFICERS
Stanley E. Gilliland                 7,407<F12>                     *
Jack R. Kuczynski                    3,034                          *

All directors and
  executive officers
  as a group (13 persons)          793,999<F13>                   35.8%
_____________
*     Less than one percent.

<F1>  The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. Amounts include 1,000 shares obtainable by each of Messrs. Adams, Diepholz, Lumpkin, Melvin, Roley and Sparks through the exercise of options which are currently exercisable or which will become exercisable within 60 days of the date of the information provided. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below.

<F2>  The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock held by Ms. Keon and 116,031 shares held under the Margaret
L. Keon Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, of which trust Ms. Keon is trustee and beneficiary.

<F3>  The above amount includes 20,210 shares obtainable through the conversion of Preferred Stock and 116,537 shares held under the Mary L. Sparks Trust, established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984, with respect to which shares Mrs. Sparks has no voting or investment power. The shares held by this trust are also included in the number of shares reported as beneficially owned by Mr. Richard A. Lumpkin in this table. The above amount also includes 1,190 shares held directly by Mrs. Sparks and 53,060 shares held in trust for the benefit of Richard Anthony Lumpkin's adult children for which Mrs. Sparks serves as trustee and of which shares Mrs. Sparks disclaims beneficial ownership.

<F4>  The above amount includes 16,018 shares of Common Stock and 80,840 shares obtainable through the conversion of Preferred Stock held by a corporation over which Mr. Adams is deemed to control. The above amount also includes 2,056 shares held by Mr. Adams' spouse, over which shares Mr. Adams has no voting and investment power. The above amount does not include 1,623 shares held by adult children of Mr. Adams.

<F5>  The above amount includes 14,147 shares obtainable through the conversion of Preferred Stock held by Mr. Diepholz.

<F6>  The above amount includes 40,420 shares obtainable through the conversion of Preferred Stock held by Mr. Lumpkin and by the Richard A. Lumpkin Trust, of which Mr. Lumpkin is trustee and beneficiary, 54,684 shares held directly by Mr. Lumpkin and 9,805 shares held by The Lumpkin Foundation, of which Mr. Lumpkin serves as a director. The above amount also includes 116,537 shares held under the Richard A. Lumpkin Trust, and further includes 20,210 shares obtainable through the conversion of Preferred Stock and 116,537 shares held under the Mary Lee Sparks Trust, of which Mr. Lumpkin is trustee. Each such trust has been established under Article 5 of the Mary G. Lumpkin Trust dated January 31, 1984. The above amount also includes 45,671 shares held by McCloud USA, of which Mr. Lumpkin is Vice Chairman of the Board, and of which shares beneficial ownership is disclaimed. The above amount does not include 68,080 shares held by adult children of Mr. Lumpkin and 53,060 shares held in trust for the benefit of Mr. Lumpkin's adult children of which trust Mr. Lumpkin is not a trustee and of which shares beneficial ownership is also disclaimed.

<F7>  The above amount includes 4,850 shares obtainable through the conversion of Preferred Stock held by Mr. Marvin. The above amount also includes 3,115 shares held by Mr. Marvin's spouse, over which shares Mr. Marvin has no voting or investment power and of which Mr. Marvin disclaims beneficial ownership, and 225 shares held by Mr. Marvin's grandchildren, over which Mr. Marvin has shared voting and investment power.

<F8>  The above amount includes 40,420 shares obtainable through the conversion of Preferred Stock held by Mr. Melvin.

<F9>  The above amount includes 4,042 shares obtainable through the conversion of Preferred Stock held by Mr. Roley. The above amount also includes 4,042 shares obtainable through the conversion of Preferred Stock held by Mr. Roley's spouse and 13,057 shares held by the Peggy A. Roley Trust, over which Mr. Roley has no voting or investment power and of which Mr. Roley disclaims beneficial ownership.

<F10> The above amount includes 4,850 shares obtainable through the conversion of Preferred Stock held by Mr. Rowland.

<F11> The above amount includes 7,189 shares held by Mr. Sparks' children, over which Mr. Sparks shares voting and investment power.

<F12> The above amount includes 2,021 shares obtainable through the conversion of Preferred Stock held by Mr. Gilliland and 963 shares held by Mr. Gilliland and his spouse, over which Mr. Gilliland has shared voting and investment power.

<F13> Includes an aggregate of 215,842 shares obtainable through conversion of
Preferred Stock.

As of February 28, 1998, the Bank acted as sole or co-fiduciary with respect to trusts and other fiduciary accounts which own or hold 99,151 shares or 5.0% of the outstanding Common Stock of the Company, over which the Bank has sole voting and investment power with respect to 83,051 shares or 4.2% of the outstanding Common Stock and shared voting and investment power with respect to 16,100 shares or 0.8% of the outstanding Common Stock.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms, the Company is not aware that any of its directors and executive officers or 10% stockholders failed to comply with the filing requirements of Section 16(a) during the period commencing January 1, 1997 through December 31, 1997.

PROPOSAL TO ADOPT STOCK INCENTIVE PLAN

On October 21, 1997, the Board of Directors unanimously adopted resolutions approving the First Mid-Illinois Bancshares, Inc., 1997 Stock Incentive Plan (the "Incentive Plan"), to promote equity ownership of the Company by directors of the Company and selected officers and employees of the Bank, to increase their proprietary interest in the success of the Company, and to encourage them to remain in the employ of the Company and the Bank. While the Incentive Plan is not generally subject to stockholder approval, the Company is submitting the Incentive Plan to its stockholders for purposes of complying with certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), pertaining to incentive stock options, as described below.

ADMINISTRATION

The Incentive Plan is to be administered by the Stock Incentive Plan Administrative Committee, which will be comprised of at least two non-employee directors appointed by the Board of Directors (the "Stock Incentive Committee"). The Stock Incentive Committee will have the authority, subject to approval by the Board of Directors, to select the employees to whom awards may be granted, to determine the terms of each award, to interpret the provisions of the Incentive Plan and to make all other determinations for the administration of the Incentive Plan. The Incentive Plan provides for the grant of "incentive stock options," as defined under Section 422(b) of the Code, options that do not so qualify (referred to herein as "nonstatutory options"), restricted stock and stock appreciation rights ("SARs"), as determined in each individual case by the Stock Incentive Committee. The Board of Directors has reserved 100,000 shares of Common Stock for issuance under the Incentive Plan, subject to adjustment for stock splits, stock dividends or similar transactions. In general, if any award granted under the Incentive Plan expires, terminates, is forfeited or is cancelled for any reason, the shares of Common Stock allocable to such award may again be made subject to an award granted under the Incentive Plan.

AWARDS

Directors of the Company and key policy-making employees of the Bank are eligible to receive grants under the Incentive Plan. Director options will be granted at the fair market value of the Common Stock on the date of grant. Employee awards may be granted subject to a vesting requirement and in any event will become fully vested upon a merger or change of control of the Company. The exercise price of incentive stock options granted under the Incentive Plan must at least equal the fair market value of the Common Stock subject to the option (determined as provided in the plan) on the date the option is granted. The exercise price of nonstatutory options and SARs will be determined by the Stock Incentive Committee.

An incentive stock option granted under the Incentive Plan to an employee owning more than 10% of the combined voting power of all classes of stock of the Company must have an exercise price of at least 110% of the then current fair market value of the shares of Common Stock issuable upon exercise of the option and may not have an exercise term of more than five years. Incentive stock options are also subject to the further restriction that the aggregate fair market value (determined as of the date of grant) of Common Stock as to which any such incentive stock option first becomes exercisable in any calendar year, is limited to $100,000. To the extent options covering more than $100,000 worth of Common Stock first become exercisable in any one calendar year, the excess will be nonstatutory options. For purposes of determining which, if any, options have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

Each director and key employee eligible to participate in the Incentive Plan will be notified by the Stock Incentive Committee. The award agreement will specify the type of award to be granted, the number of shares of Common Stock (if any) to which the award relates, the terms and conditions of the award and the date granted. In the case of an award of options, the award agreement will also specify the price at which the shares of Common Stock subject to the option may be purchased, the date(s) on which the option becomes exercisable and whether the option is an incentive stock option or a nonstatutory option.

The full exercise price for all shares of Common Stock purchased upon the exercise of options under the Incentive Plan may be paid by cash, personal check, personal note, award surrender or Common Stock owned at the time of exercise, as directed by the Stock Incentive Committee. Incentive stock options granted under the Incentive Plan will remain outstanding and exercisable for ten years from the date of grant or until the expiration of ninety days (or such lesser period as the Stock Incentive Committee may determine) from the employees date of termination of employment with the Company. Nonstatutory options and SARs granted under the Incentive Plan remain outstanding and exercisable for such period as the Stock Incentive Committee may determine.

INCOME TAX

With respect to incentive stock options, no taxable income is recognized by the option holder for income tax purposes at the time of the grant or exercise of an incentive stock option, although neither is there any income tax deduction available to the Company as a result of such a grant or exercise. Any gain or loss recognized by an option holder on the later disposition of shares of Common Stock acquired pursuant to the exercise of an incentive stock option generally will be treated as capital gain or loss if such disposition does not occur prior to one year after the date of exercise of the option, or two years after the date the option was granted. With respect to nonstatutory stock options, restricted stock or SARs, no taxable income will result to the recipient of the awards, nor will the Company be entitled to an income tax deduction. However, upon the exercise of nonstatutory stock options or SARs, or the lapse of restrictions on restricted stock, the award holder will generally recognize ordinary income equal to the difference between the exercise price and the fair market value of the shares of Common Stock acquired on the date of exercise, and the Company will be entitled to an income tax deduction in the amount of the ordinary income recognized by the option holder. In general, any gain or loss realized by the option holder on the subsequent disposition of such shares will be a capital gain or loss.

AMENDMENT AND TERMINATION

The Incentive Plan expires ten years after its adoption, unless sooner terminated by the Board of Directors. The Board has authority to amend the Incentive Plan in such manner as it deems advisable, except that the Board of Directors is not permitted, without stockholder approval, to amend the plan in a manner which would prevent the grant of incentive stock options or increase the number of shares of Common Stock available.

NEW PLAN BENEFIT TABLE

The following table sets forth certain information concerning the value and number of Incentive Plan grants which have made with respect to the 1997 and 1998 fiscal years.

NEW PLAN BENEFITS
FIRST MID-ILLINOIS BANCSHARES, INC. 1997 STOCK INCENTIVE PLAN
NAME AND POSITION                           DOLLAR VALUE ($)<F1>        NUMBER OF UNITS
 Daniel E. Marvin, President and
 Chief Executive Officer                           $ ---                     10,000
 Other Named Executive Officers                    $ ---                     11,000
 Non-Executive Director Group                      $ ---                      6,000
 Non-Executive Officer and Employee Group          $ ---                      4,000

<F1>   All options will be exercisable at a price equal to 100% of the fair market value of the underlying security on the date of the grant.

REQUIRED AFFIRMATIVE VOTE

The affirmative vote of the holders of a majority of the shares of Common Stock present in person or by proxy at the annual meeting is required to ratify the Incentive Plan under the Code.

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS A VOTE FOR THE PROPOSED STOCK INCENTIVE PLAN.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Stockholders will be asked to approve the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998. A proposal will be presented at the annual meeting to ratify the appointment of KPMG Peat Marwick LLP. If the appointment of KPMG Peat Marwick LLP is not ratified, the matter of the appointment of independent public accountants will be considered by the Board of Directors. Representatives of KPMG Peat Marwick LLP are expected to be present at the meeting and will be given the opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions.

THE BOARD OF DIRECTORS UNANIMOUSLY RECOMMENDS A VOTE FOR RATIFICATION OF THIS APPOINTMENT.

STOCKHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

For inclusion in the Company's Proxy Statement and form of proxy relating to the 1999 Annual Meeting of Stockholders, stockholder proposals must be received by the Company on or before December 16, 1998 and must otherwise comply with the Company's bylaws.

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

By order of the Board of Directors




Daniel E. Marvin, Jr.
Chairman
Mattoon, Illinois
April 15, 1998

ALL STOCKHOLDERS ARE URGED TO SIGN AND MAIL THEIR PROXIES PROMPTLY

PROXY CARD
FIRST MID-ILLINOIS BANCSHARES, INC.

PROXY IS SOLICITED BY THE BOARD OF DIRECTORS FOR THE ANNUAL MEETING OF STOCKHOLDERS -- MAY 20, 1998

The undersigned hereby appoints Stanley E. Gilliland, John M. Remsen, Jr. and Alfred M. Wooleyhan, Jr., or any of them acting in the absence of the others, with power of substitution, attorneys and proxies, for and in the name and place of the undersigned, to vote the number of shares of Common Stock that the undersigned would be entitled to vote if then personally present at the Annual Meeting of the Stockholders of First Mid-Illinois Bancshares, Inc., to be held at the Ramada Inn, 300 Broadway Avenue, East in Rooms A B and C, Mattoon, Illinois 61938, on Wednesday, May 20, 1998, at 11:00 a.m., local time, or any adjournments or postponements thereof, upon the matters set forth in the Notice of Annual Meeting and Proxy Statement (receipt of which is hereby acknowledged) as designated on the reverse side, and in their discretion, the proxies are authorized to vote upon such other business as may come before the meeting:

------  Check here for address change.
------  Check here if you plan to attend the meeting.

New Address:




(Continued and to be signed on reverse side.)

FIRST MID-ILLINOIS BANCSHARES, INC.
PLEASE MARK VOTE IN OVAL IN THE FOLLOWING MANNER USING DARK INK ONLY

      Election of Directors:
      Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks

      To approve the adoption of the First Mid-Illinois, Inc. 1997 Stock
        Incentive Plan.

The Board of Directors recommends a vote FOR all proposals.

      To ratify the selection of KPMG Peat Marwick LLP as auditors for the Company for 1998.

THIS PROXY WILL BE VOTED IN ACCORDANCE WITH SPECIFICATION MADE. IF NO CHOICES ARE INDICATED, THIS PROXY WILL BE VOTED FOR ALL PROPOSALS.


Dated:--------, 1998

NOTE:   Please sign exactly as your name(s) appears. For joint accounts, each owner should sign. When signing as executor, administrator, attorney, trustee or guardian, etc., please give your full title.

Signature(s)