Form 10-Q
period 1998-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1998-05-14
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

As of May 12, 1998, 2,000,167 common shares, $4.00 par value, were outstanding.

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                 March 31,            December 31,
(In thousands, except share data)                              1998                  1997
ASSETS
Cash and due from banks:
  Non-interest bearing                                      $ 18,981               $ 20,486
  Interest bearing                                               120                    250
Federal funds sold                                               675                  5,925
  Cash and cash equivalents                                   19,776                 26,661
Investment securities:
  Available-for-sale, at fair value                          125,895                116,782
  Held-to-maturity, at amortized cost (estimated fair
  value of $2,942 and $3,057 at March 31, 1998 and
  December 31, 1997, respectively)                             2,898                  3,020
Loans                                                        350,551                358,223
Less allowance for loan losses                                 2,734                  2,636
  Net loans                                                  347,817                355,587
Premises and equipment, net                                   12,463                 12,356
Intangible assets, net                                         8,593                  8,550
Other assets                                                   9,299                 10,022
  TOTAL ASSETS                                              $526,741               $532,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                      $ 60,436               $ 53,599
  Interest bearing                                           385,813                403,999
  Total deposits                                             446,249                457,598
Securities sold under agreements to repurchase                 3,320                 10,780
Federal Home Loan Bank advances                               17,000                  7,000
Long-term debt                                                 5,825                  6,200
Other liabilities                                              6,536                  5,824
  TOTAL LIABILITIES                                          478,930                487,402
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 620 shares with
  stated value of $5,000 per share                             3,100                  3,100
Common stock, $4 par value; authorized 6,000,000
  shares in 1998 and 1997; issued 1,998,756
  shares in 1998 and 1,972,709 shares in 1997                  7,995                  7,891
Additional paid-in-capital                                     7,812                  7,038
Retained earnings                                             28,534                 27,271
Accumulated other comprehensive income                           394                    300
Less treasury stock at cost, 2,000 shares                        (24)                   (24)
TOTAL STOCKHOLDERS' EQUITY                                    47,811                 45,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $526,741               $532,978
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 1998 and 1997
(In thousands, except per share data)
                                                               1998                    1997
INTEREST INCOME:
Interest and fees on loans                                  $ 7,365                 $ 7,197
Interest on investment securities                             1,950                   1,859
Interest on federal funds sold                                   81                      26
Interest on deposits with financial institutions                 18                      10
  Total interest income                                       9,414                   9,092
INTEREST EXPENSE:
Interest on deposits                                          4,307                   3,905
Interest on securities sold under agreements
  to repurchase                                                  52                     158
Interest on Federal Home Loan Bank advances                     219                     355
Interest on Federal funds purchased                              15                       9
Interest on long-term debt                                      105                     104
  Total interest expense                                      4,698                   4,531
  Net interest income                                         4,716                   4,561
Provision for loan losses                                       150                     100
  Net interest income after provision for loan losses         4,566                   4,461
OTHER INCOME:
Trust revenues                                                  417                     422
Brokerage revenues                                               64                     136
Service charges                                                 462                     404
Securities gains, net                                            12                      -
Mortgage banking income                                         310                      69
Other                                                           284                     243
  Total other income                                          1,549                   1,274
OTHER EXPENSE:
Salaries and employee benefits                                2,124                   1,998
Net occupancy expense                                           287                     280
Equipment rentals, depreciation and maintenance                 422                     427
Amortization of intangible assets                               214                     153
Stationary and supplies                                         182                     162
Legal and professional                                          207                     192
Marketing and promotion                                         126                     117
Other                                                           554                     452
  Total other expense                                         4,116                   3,781
Income before income taxes                                    1,999                   1,954
Income taxes                                                    665                     689
  Net income                                                $ 1,334                 $ 1,265
Per common share data:
Basic earnings per share                                    $   .64                 $   .63
Diluted earnings per share                                      .60                     .59
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 1998 and 1997
(In thousands)                                                 1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 1,334                 $ 1,265
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                     150                     100
  Depreciation, amortization and accretion, net                 502                     412
  Gain on sale of securities, net                               (12)                     -
  Gain on sale of loans held for sale, net                     (286)                    (35)
  Origination of mortgage loans held for sale               (20,918)                 (2,458)
  Proceeds from sale of mortgage loans held for sale         19,081                   2,518
  Decrease in other assets                                      508                     895
  Increase (decrease) in other liabilities                    1,101                    (115)
Net cash provided by operating activities                     1,460                   2,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                     (41)                    (21)
Purchases of premises and equipment                            (395)                   (256)
Net decrease in loans                                         9,743                   1,517
Proceeds from sales of:
  Securities available-for-sale                               2,327                      -
Proceeds from maturities of:
  Securities available-for-sale                              12,119                   3,488
  Securities held-to-maturity                                   120                     110
Purchases of:
  Securities available-for-sale                             (23,370)                (17,445)
  Securities held-to-maturity                                   (34)                     -
Purchase of financial organization, net of cash received         -                   22,416
Net cash provided by investing activities                       469                   9,809
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in deposits                          (11,349)                  5,749
(Decrease) in securities sold under agreements to repurchase (7,460)                 (5,640)
Increase(decrease) in short-term FHLB advances               10,000                  (9,796)
Repayment of long-term debt                                    (375)                   (250)
Proceeds from issuance of long-term debt                         -                    1,000
Proceeds from issuance of common stock                          619                      86
Dividends paid on common stock                                 (249)                   (233)
Net cash used in financing activities                        (8,814)                 (9,084)
Increase (decrease) in cash and cash equivalents             (6,885)                  3,307
Cash and cash equivalents at beginning of period             26,661                  27,111
Cash and cash equivalents at end of period                  $19,776                 $30,418
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                  $ 4,764                 $ 4,688
  Income taxes                                                  250                     340
Loans transferred to real estate owned                           -                      132
Dividends reinvested in common shares                           260                     209
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly-owned subsidiaries:
First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and Mid-Illinois Data Services, Inc. ("MIDS"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 1998 and 1997, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's 1997 Form 10-K.


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

The components of basic and diluted earnings per common share for the three months ended March 31, 1998 and 1997 are as follows:

                                              1998                  1997
BASIC EARNINGS PER SHARE:
Net income                                 $1,334,000            $1,265,000
Less preferred stock dividends                (72,000)              (72,000)
Net income available to common
  stockholders' equity                     $1,262,000            $1,193,000
Weighted average common shares
  outstanding                               1,979,282             1,894,452
Basic Earnings per Common Share                 $ .64                 $ .63
DILUTED EARNINGS PER SHARE:
Net income available to common
  stockholders' equity                     $1,262,000            $1,193,000
Assumed conversion of preferred stock          72,000                72,000
Net income available to common stock-
  holders after assumed conversion         $1,334,000            $1,265,000
Weighted average common shares
  outstanding                               1,979,282             1,894,452
Assumed conversion of stock options             4,730                   -
Assumed conversion of preferred stock         250,604               250,604
Diluted weighted average common
  shares outstanding                        2,234,616             2,145,056
Diluted Earnings per Common Share               $ .60                 $ .59


COMPREHENSIVE INCOME

The Financial Accounting Standards Board (FASB) has issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"), which is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Registrant adopted SFAS 130 on January 1, 1998. The Registrant's comprehensive income the three month periods ended March 31, 1998 and 1997 (in thousands) is as follows:

                                                     1998          1997

Net income                                         $1,334        $1,265
Other comprehensive income, net of tax
  unrealized gains(losses) during the period          102          (592)
Less: reclassification adjustment for net
  gains realized in net income                         (8)           -
Comprehensive income                               $1,428        $  673


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three months ended March 31, 1998 and 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

Net income in the first quarter of 1998 increased to $1,334,000, up 5.5% from $1,265,000 for the same period of 1997. Diluted earnings per share for the quarter increased 1 cent per share to $.64 as compared to $.63 per share earned in the same quarter of 1997. A summary of the factors which contributed to the changes in net income follows:

TABLE 1 EFFECT ON EARNINGS

                                       1998
                                        VS
(in thousands)                         1997

Net interest income                   $ 155
Provision for loan losses               (50)
Other income, including
  securities transactions               275
Other expenses                         (335)
Income taxes                             24
Increase in net income                $  69

The following table shows the Registrant's annualized performance ratios for the three months ended March 31, 1998 and for the year ended December 31, 1997:

                                      March 31,          December 31,
                                        1998                 1997
Return on average assets                1.00%                 .90%
Return on average equity               11.44%               11.08%
Return on average common equity        11.59%               11.23%
Average equity to average assets        8.75%                8.11%


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

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                                  PERIOD ENDED                             YEAR ENDED
                                                MARCH 31, 1998 <F4>                     DECEMBER 31, 1997
                                        AVERAGE                 AVERAGE         AVERAGE                AVERAGE
                                        BALANCE      INTEREST     RATE          BALANCE     INTEREST     RATE
ASSETS:
Interest-bearing deposits              $  1,323       $    70     5.32%         $ 1,497       $   75     5.01%
Federal funds sold                        5,944           324     5.45%           4,254          230     5.41%
Investment securities
  Taxable                               113,872         7,118     6.25%         107,124        6,759     6.31%
  Tax-exempt<F1>                         12,637         1,036     8.20%          13,046        1,062     8.14%
Loans <F2><F3>                          354,138        29,460     8.32%         355,167       30,040     8.46%
Total earning assets                    487,914        38,008     7.79%         481,088       38,166     7.93%
Cash and due from banks                  18,155                                  18,363
Premises and equipment                   12,132                                  11,916
Other assets                             17,633                                  17,056
Allowance for loan losses               (2,700)                                 (2,672)
Total assets                           $533,134                                $525,751
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits
  Demand deposits                      $133,952         3,932     2.94%        $125,666      $ 3,684     2.93%
  Savings deposits                       38,018           848     2.23%          38,642          999     2.59%
  Time deposits                         227,095        12,448     5.48%         226,431       12,464     5.50%
Securities sold under
  agreements to repurchase                4,939           207     4.20%          10,806          488     4.52%
FHLB advances                            16,222           875     5.39%          17,221        1,018     5.91%
Federal funds purchased                   1,087            62     5.70%             502           26     5.18%
Long-term debt                            6,192           420     6.78%           6,584          452     6.87%
Total interest-bearing
    liabilities                         427,505        18,792     4.40%         425,852       19,131     4.49%
Demand deposits                          53,420                                  52,660
Other liabilities                         5,560                                   4,601
Stockholders' equity                     46,649                                  42,638
Total liabilities & equity             $533,134                                $525,751
Net interest income (TE)                             $ 19,216                               $ 19,035
Net interest spread                                               3.39%                                  3.44%
Impact of non-interest bearing funds                               .54%                                   .52%
Net yield on interest-earning assets                              3.94%                                  3.96%

<F1> Interest income and rates are presented on a tax-equivalent basis ("TE") assuming  a federal income tax rate of 34%.
<F2> Loans fees are included in interest income and are not material.
<F3> Nonaccrual loans have been included in the average balances.
<F4> 1998 interest income and expense amounts have been annualized based on results  through March 31, 1998.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE), on an annualized basis, for the three months ended March 31, 1998 and 1997 (in thousands):

TABLE 3  ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                      1998 COMPARED TO 1997
                                                     INCREASE - (DECREASE)<F5>
                                   TOTAL                                               RATE/
                                  CHANGE            VOLUME             RATE          VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits        $   (5)           $   (9)           $   5             $ (1)
Federal funds sold                   94                91                2                1
Investment securities:
  Taxable                           359               426              (63)              (4)
  Tax-exempt <F1>                   (26)              (33)               7                -
Loans <F2><F3>                     (580)              (89)            (492)               1
  Total interest income            (158)              386             (541)              (3)
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits                   248               243                5                -
  Savings deposits                 (151)              (16)            (137)               2
  Time deposits                     (16)               37              (53)               -
Securities sold under
  agreements to repurchase         (281)             (265)             (35)              19
FHLB advances                      (143)              (59)             (89)               5
Federal funds purchased              36                30                3                3
Long-term debt                      (32)              (27)              (5)               -
  Total interest expense           (339)              (57)            (311)              29
 Net interest income              $ 181             $ 443            $(230)           $ (32)

<F1> Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
<F2> Loan fees are included in interest income and are not material.
<F3> Nonaccrual loans are not material and have been included in the average balances.
<F4> The changes in rate/volume are computed on a consistent basis by multiplying the change in rates by the change in volume.
<F5> 1998 interest income and expense amounts have been annualized based on results through March 31,
     1998.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

On an annualized tax equivalent basis, net interest income increased $181,000, or .95% in 1998, compared to an annualized increase of $490,000, or 2.7% in 1997. As set forth in Table 3, the slight improvement in net interest income in 1998 was due primarily to the increases in the volume of earning assets and interest-bearing liabilities. In 1997, the increase in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities, partially offset by the effect of changes in interest rates.

In 1998, average earning assets increased by $6,826,000, or 1.4%, and average interest-bearing liabilities increased $1,653,000, or .4%, compared with 1997, as shown in Table 2. The higher volumes of earning assets and interest-bearing liabilities were primarily the result of strong investment growth in 1998. As a percentage of average earning assets, average loans decreased from 73.8% during 1997 to 72.6% for the first quarter of 1998, while average securities increased from 25.0% in 1997 to 25.9% during the first quarter of 1998.

The interest margin decreased slightly from 3.96% in 1997 to 3.94% during the first quarter of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1998 was $150,000, an increase from $100,000 for the same period in 1997. For additional information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the first quarter of 1998 and 1997 (in thousands):

TABLE 4  OTHER INCOME

First quarter:                         1998           1997        $ CHANGE
Trust                                 $ 417          $ 422          $  (5)
Brokerage                                64            136            (72)
Securities gains                         12              -             12
Service charges                         462            404             58
Mortgage banking                        310             69            241
Other                                   284            243             41
  Total other income                $ 1,549        $ 1,274          $ 275


The Registrant's other income increased to $1,549,000 in the first quarter of 1998 as compared to $1,274,000 in the same period of 1997.

Trust revenues decreased slightly to $417,000 in the first quarter of 1998 from $422,000 for the same period in 1997. This decrease in revenues was primarily a result of the timing of the farm management fees relating to the sale of grain. Trust assets increased 1.4% to $331,569,000 at March 31, 1998 from $326,935,000 at December 31, 1997 and $228,358,000 at March 31, 1997. The increase in trust assets during 1997 was due primarily to growth of the trust accounts under management and a market value adjustment upward for the agricultural-related properties.

Revenues from brokerage operations decreased by 52.9% in the first quarter of 1998, as compared to the same period in 1997, primarily as a result of intense competition from local brokerage firms.

Net securities gains for the first quarter of 1998 were $12,000, as compared to none during the same period of 1997.

Service charges amounted to $462,000 in the first quarter of 1998, as compared to $404,000 for the same period of 1997. This increase of $58,000 or 14.4% in service charges in 1998 as compared to 1997 was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's and the volume associated with these accounts.

First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $310,000 in the first quarter of 1998 as compared to $69,000 in the same period of 1997. This increase in 1998 was attributed to an increase in the volume of loans sold by First Mid Bank to $18.8 million (representing 231 loans) from $2.4 million in 1997 (representing 37 loans). Included in mortgage banking income was the amount of the mortgage servicing fees recorded on loans originated and sold into the secondary market with servicing retained. This amount was $41,000 for the first quarter of 1998 as compared to $21,000 for the same period in 1997.

OTHER EXPENSE

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the first quarter of 1998 and 1997 (in thousands):

TABLE 5  OTHER EXPENSE

First quarter:                     1998           1997        $ CHANGE
Salaries and benefits           $ 2,124        $ 1,998          $ 126
Occupancy and equipment             709            707              2
FDIC premiums                        28            (42)            70
Amortization of intangibles         214            153             61
Stationery and supplies             182            162             20
Legal and professional fees         207            192             15
Marketing and promotion             126            117              9
Other operating expenses            526            494             32
  Total other expense           $ 4,116        $ 3,781          $ 335

The Registrant's non-interest expense amounted to $4,116,000 for the first quarter of 1998 as compared to $3,781,000 for the same period in 1997, an increase of $335,000 or 8.9%. Each category of other expense showed an increase.

Salaries and employee benefits, the largest component of other expense, increased to $2,124,000 for the first quarter of 1998 as compared to $1,998,000 for the same period in 1997. This 6.3% increase was due to normal annual salary adjustments to employees as well as higher benefit costs.

Occupancy, furniture and equipment expense remained fairly constant at $709,000 for the first quarter of 1998 as compared to $707,000 for the same period in 1997. These amounts include depreciation expense recorded on technology equipment put into service at the beginning of 1997 as well as items relating to document imaging, report imaging, home banking and wide-area network projects.

The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") for the first quarter of 1998 was $28,000 remaining fairly
constant as compared to $27,000 for the same period in 1997.   However, during
the first quarter of 1997, the Registrant received a refund of $69,000 on the 1996 assessments of the Savings Association Insurance Fund ("SAIF").

Amortization of intangible assets increased 39.9% when comparing the first quarter of 1998 to the same period in 1997. This increase was due to the goodwill and core deposit intangible associated with the purchase of the Charleston branch in March, 1997.

During the first quarter of 1998 as compared to the same period in 1997, other operating expenses increased $76,000 or 7.9% to $1,041,000 in 1998 from $965,000 in 1997. This increase was due primarily to the implementation of the merchant debit card program and the extension of the wide area network.

INCOME TAXES

Total income tax expense amounted to $665,000 for the first quarter of 1998 as compared to $689,000 for the same period in 1997. Effective tax rates were 33.3% and 35.3% for the first quarter of 1998 and 1997, respectively.

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

The Registrant has considered the impact of the Year 2000 issue for its computer systems and applications as well as its general operations, customers and suppliers. The Registrant has developed a stratigic plan for Year 2000 compliance which is being administered by a committee with representation from all functional areas of the company as well as extensive involvement and oversite by the board of directors and senior management. The plan follows the guidelines set forth by the Federal Financial Institutions Examinations Council ("FFIEC"). The Registrant is 75% complete in its assessment phase, identifying hardware, software, networks, other processing platforms and customer and vendor interdependency affected by the Year 2000 date change. The plan calls for all mission critical items to be Year 2000 compliant by year-end 1998.
Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Registrant relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. While there will be some expenses incurred during the next two years, the Registrant has not identified any situations at this time that will require material cost expenditures to become fully compliant. An unknown element at this time is the impact of the Year 2000 on the Registrant's borrowing customers and their ability to repay. The Registrant has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences.
See also, "Recent Regulatory Developments."

ANALYSIS OF BALANCE SHEETS

SECURITIES

The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the the amortized cost of the securities for March 31, 1998 and December 31, 1997 (in thousands):

TABLE 6  INVESTMENT PORTFOLIO

                                                     MARCH 31,                    DECEMBER 31,
                                                       1998                           1997
                                                                % OF                           % OF
                                              AMOUNT            TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                                $ 82,194            64%         $ 80,509          67%
Obligations of states and
 political subdivisions                        12,693            10%           12,820          11%
Mortgage-backed securities                     30,528            24%           23,272          20%
Other securities                                2,781             2%            2,747           2%
    Total securities                         $128,196           100%         $119,348         100%


At March 31, 1998, the Registrant's investment portfolio showed an increase in U.S. Government agency securities and mortgage-backed securities as well as a slight decrease in obligations of states and political subdivisions. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Registrant's exposure relating to interest rate risk and improved the portfolio yield.

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 1998 and December 31, 1997 were as follows (in thousands):

TABLE 7  INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                                 GROSS               GROSS          ESTIMATED
                                           AMORTIZED          UNREALIZED          UNREALIZED          FAIR
1998                                         COST                GAINS              LOSSES            VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                         $ 82,194              $ 219             $ (186)           $ 82,227
Obligations of states and
 political subdivisions                      9,795                371                 (1)             10,165
Mortgage-backed securities                  30,528                248                (54)             30,722
Federal Home Loan Bank stock                 2,115                 -                   -               2,115
Other securities                               666                 -                   -                 666
 Total available-for-sale                 $125,298              $ 838             $ (241)           $125,895
Held-to-maturity:
Obligations of states and
 political subdivisions                    $ 2,898               $ 47             $   (3)            $ 2,942

                                                                GROSS               GROSS              ESTIMATED
                                           AMORTIZED         UNREALIZED          UNREALIZED              FAIR
1997                                         COST               GAINS              LOSSES                VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                         $ 80,509             $ 198              $ (256)             $ 80,451
Obligations of states and
 political subdivisions                      9,800               373                  -                 10,173
Mortgage-backed securities                  23,272               195                 (56)               23,411
Federal Home Loan Bank stock                 2,115                -                   -                  2,115
Other securities                               632                -                   -                    632
 Total available-for-sale                 $116,328             $ 766              $ (312)             $116,782
Held-to-maturity:
Obligations of states and
 political subdivisions                   $  3,020             $  41              $   (4)             $  3,057

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 1998 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 8  INVESTMENT MATURITY SCHEDULE

                                      ONE            AFTER 1          AFTER 5          AFTER
                                     YEAR            THROUGH          THROUGH           TEN
                                    OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                     $ 9,339          $47,808          $25,047           $   -        $ 82,194
Obligations of state and
  political subdivisions             1,759            2,892            1,339            3,805          9,795
Mortgage-backed securities           1,437           10,565            7,256           11,270         30,528
Other securities                        -                -                -             2,781          2,781
Total available-for-sale           $12,535          $61,265          $33,642          $17,856       $125,298
Weighted average yield                5.73%            6.36%            6.24%            5.18%          6.22%
Full tax-equivalent yield             6.09%            6.51%            6.35%            5.76%          6.45%
Held-to-maturity:
Obligations of state and
  political subdivisions           $   473          $ 1,701          $   280          $   445        $ 2,898
Weighted average yield                4.89%            5.14%            5.70%           5.74%           5.25%
Full tax-equivalent yield             7.41%            7.79%            8.64%           8.70%           7.95%

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

With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 1998.

Proceeds from sales of investment securities and realized gains and losses were as follows during the first quarter ended March 31, 1998 and the year ended December 31, 1997 (in thousands):

                           March 31,           December 31,
                             1998                  1997
Proceeds from sales        $ 2,327               $ 9,983
Gains                           15                    20
Losses                           3                    26


LOANS

The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the periods ended March 31, 1998 and December 31, 1997 (in thousands):

TABLE 9  COMPOSITION OF LOANS

                                 March 31,          DECEMBER 31,
                                   1998                  1997
Commercial, financial
  and agricultural              $ 70,240              $ 73,854
Real estate - mortgage           249,591               252,312
Installment                       27,665                29,266
Other                              3,055                 2,791
  Total loans                   $350,551              $358,223


The Registrant had loan concentrations in agricultural industries of 13.5% at March 31, 1998 and 13.8% at December 31, 1997. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

TABLE 10  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

The following table presents the balance of loans outstanding as of March 31, 1998, by maturities (dollars in thousands):

                               MATURITY<F1>
                                                    OVER 1
                               ONE YEAR            THROUGH            OVER
                               OR LESS<F2>         5 YEARS           5 YEARS          TOTAL
Commercial, financial
  and agricultural             $ 48,703           $ 19,922           $ 1,615         $ 70,240
Real estate - mortgage           50,918            134,625            64,048          249,591
Installment                       5,948             20,879               838           27,665
Other                               711              1,967               377            3,055
  Total loans                  $106,280           $177,393          $ 66,878         $350,551

<F1> Based on scheduled principal repayments.
<F2> Includes demand loans, past due loans and overdrafts.

As of March 31, 1998, loans with maturities over one year consisted of $203,267,000 in fixed rate loans and $41,004,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 11  NONPERFORMING LOANS
                                      March 31,            December 31,
                                         1998                 1997
Nonaccrual loans                        $1,141               $1,194
Loans past due ninety days
  or more and still accruing               196                  145
Restructured loans which are
  performing in accordance
  with revised terms                     1,457                  346

The $1.1 million increase in restructured loans resulted from four individual collateral dependent loans to a single borrower that went restructured during the first quarter of 1998. Management does not anticipate any material loss from these loans.

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $191,000 for the first quarter ended March 31, 1998. Interest income that was included in income totaled $30,000 for this same period.

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

Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At March 31, 1998, the Registrant's loan portfolio included $47.4 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $1.9 million from $49.3 million at December 31, 1997. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage lending activity in and around east central Illinois. At March 31, 1998, these loans amounted to $175.0 million or 49.9% of total loans. Such residential mortgage loans amounted to $181.3 million or 50.6% of total loans at December 31, 1997.

Loan loss experience for the first quarter ended March 31, 1998 and for the year ended December 31, 1997 are as follows (dollars in thousands):

TABLE 12  ALLOWANCE FOR LOAN LOSSES

                                     March 31,              December 31,
                                        1998                   1997
Average loans outstanding,
  net of unearned income             $354,138               $355,167
Allowance-beginning of year             2,636                  2,684
Charge-offs:
Commercial, financial
  and agricultural                         24                    588
Real estate-mortgage                       10                     69
Installment                                31                    145
  Total charge-offs                        65                    802
Recoveries:
Commercial, financial
  and agricultural                          2                     28
Real estate-mortgage                        -                      1
Installment                                11                     25
  Total recoveries                         13                     54
Net charge-offs                            52                    748
Provision for loan losses                 150                    700
Allowance-end of period               $ 2,734               $  2,636
Ratio of net charge-offs to
  average loans                           .01%                   .21%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                       .78%                   .74%
Ratio of allowance for loan
  losses to nonperforming
  loans                                  97.9%                 156.4%

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

During the first quarter of 1998, the Registrant had net charge-offs of $52,000 as compared to $748,000 for the year ended December 31, 1997. Management provided $150,000 for loan losses during the first quarter of 1998 as compared to $100,000 for the same period in 1997. The amount of the provision was partially due to the increasing rate of personal bankruptcies both nationally and in the Registrant's service area as well as the Registrant's general expectations for growth in the loan portfolio.

On March 31, 1998, the allowance for loan losses amounted to $2,734,000, or .78% of total loans, and 97.9% of nonperforming loans. At December 31, 1997, the allowance was $2,636,000, or .74% of total loans and 156.4% of nonperforming loans. The ratio of the allowance for loan loss to total nonperforming loans decreased substantially from 156.4% at December 31, 1997 to 97.9% at March 31, 1998 due to the aforementioned $1.1 million restructured loans. The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 13  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   March 31, 1998                       December 31, 1997
                              ALLOWANCE       % OF                 ALLOWANCE        % OF
                                 FOR          LOANS                   FOR           LOANS
                                LOAN        TO TOTAL                 LOAN         TO TOTAL
                               LOSSES         LOANS                 LOSSES          LOANS
Commercial, financial
  and agricultural            $ 1,703         20.6%                $ 1,699           20.6%
Real estate-mortgage              290         70.4                     245           70.4%
Installment                       192          8.2                     192            8.2%
Other                              -            .8                      -              .8%
Total allocated                 2,185                                2,136
Unallocated                       549          N/A                     500             N/A
Allowance at end of
  reported period             $ 2,734        100.0%               $ 2,636           100.0%

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at March 31, 1998 and December 31, 1997 (dollars in thousands):

TABLE 14  COMPOSITION OF DEPOSITS

                                     MARCH 31,                DECEMBER 31,
                                       1998                       1997
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE
                                AMOUNT       RATE         AMOUNT        RATE
Demand deposits:
  Non-interest bearing        $ 53,420         -         $ 52,660         -
  Interest bearing             133,952       2.94%        125,666       2.93%
Savings                         38,018       2.23%         38,642       2.59%
Time deposits                  227,095       5.48%        226,431       5.50%
  Total average deposits      $452,485       3.81%       $443,399       3.87%

The following table sets forth the maturity of time deposits of $100,000 or more as of March 31, 1998 and December 31, 1997 (in thousands):

TABLE 15  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                           March 31,         December 31,
                             1998                1997
3 months or less          $ 15,684             $ 21,715
Over 3 through 6             5,509               12,287
Over 6 through 12            9,764                6,438
Over 12 months               8,601               10,293
  Total                   $ 39,558             $ 50,733


OTHER BORROWINGS

Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and Federal funds purchased. Information relating to other borrowings for the first quarter ended March 31, 1998 and the year ended December 31, 1997 is presented below (in thousands):

TABLE 16  SCHEDULE OF OTHER BORROWINGS

                                                                                  March 31,                December 31,
                                                                                       1998                        1997
End of period:
  Securities sold under agreements to repurchase                                    $ 3,320                     $10,780
  Federal Home Loan Bank advances:
    Overnight                                                                             -                           -
    Fixed term - due in one year or less                                                  -                           -
    Fixed term - due after one year                                                  17,000                       7,000
  Federal funds purchased                                                                 -                           -
    Total                                                                           $20,320                     $17,780
    Average interest rate at end of period                                            5.19%                       5.01%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                                    $ 5,560                     $17,710
  Federal Home Loan Bank advances:
    Overnight                                                                             -                      23,733
    Fixed term - due in one year or less                                                  -                      16,000
    Fixed term - due after one year                                                  17,000                       9,000
  Federal funds purchased                                                             5,750                           -
    Total                                                                           $28,400                     $66,443
Averages for the Period
  Securities sold under agreements to repurchase                                    $ 4,939                     $10,806
  Federal Home Loan Bank advances:
    Overnight                                                                             -                       6,933
    Fixed term - due in one year or less                                                  -                       3,455
    Fixed term - due after one year                                                  16,222                       6,833
  Federal funds purchased                                                             1,086                         502
    Total                                                                           $22,247                     $28,529
    Average interest rate during the period                                           5.15%                       5.02%


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

In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Registrant's interest rate repricing gaps for selected maturity periods at March 31, 1998 (in thousands):

TABLE 17  GAP TABLE

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12             12+
Deposits with other financial
  institutions                   $      121           $     -           $     -          $     -         $     -
Federal funds sold                      675                 -                 -                -               -
Taxable investment securities        26,737              9,719            17,185           18,882          43,079
Nontaxable investment securities         -                 818               111            1,622          10,641
Loans                                45,244             21,348            19,887           40,611         223,460
  Total                            $ 72,777           $ 31,885          $ 37,183         $ 61,115       $ 277,180
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts         119,807                 -                 -                -               -
Money market accounts                46,478                 -                 -                -               -
Other time deposits                  30,403             28,509            42,192           44,802          73,626
Other borrowings                         -               3,320             1,000           14,000           2,000
Long-term debt                        5,825                 -                 -                -               -
  Total                           $ 202,513           $ 31,829          $ 43,192         $ 58,802        $ 75,626
  Periodic GAP                    $(129,736)          $     56          $ (6,009)        $  2,313        $201,554
  Cumulative GAP                  $(129,736)         $(129,680)        $(135,689)       $(133,376)       $ 68,178
GAP as a % of interest earning assets:
  Periodic                           (27.0%)              0.0%             (1.3%)            0.5%           42.0%
  Cumulative                         (27.0%)            (27.0%)           (28.3%)          (27.8%)          14.2%


At March 31, 1998, the Registrant was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. However, the Registrant's historical repricing of N.O.W. and savings accounts has not, and is not expected to change on a frequent basis. To some extent, this would mitigate the negative effect of an upturn in rates. Over the past years, management has placed an emphasis on growing core deposits, which are considered to be less sensitive to changes in interest rates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the financial analysis performed as of March 31, 1998, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Registrant estimates that no material changes from the December 31, 1997 analysis would occur. See the Registrant's December 31, 1997 Form 10-K for details.

CAPITAL RESOURCES

At March 31, 1998, the Registrant's stockholders' equity amounted to $47,811,000, a $2,235,000 or 4.9% increase from the $45,576,000 balance as of
December 31, 1997. During the three month period ended March 31, 1998, net income contributed $1,334,000 to equity before the declaration of dividends to preferred stockholders amounting to $143,000. The change in net unrealized gain on available-for-sale investment securities increased stockholders' equity by $94,000, net of tax.

The Registrant issues common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings Plan) for its employees. For the quarter ended March 31, 1998, 1,894 shares were issued pursuant to the Deferred Compensation Plan and 16,462 shares were issued pursuant to the First Retirement and Savings Plan. For the year ended December 31, 1997, 11,403 shares were issued pursuant to the Deferred Compensation Plan and 44,893 shares were issued pursuant to the First Retirement and Savings Plan.

The Registrant has a Dividend Reinvestment Plan whereby common and preferred shareholders can elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. Of the $509,000 in common and preferred stock dividends paid during the first quarter of 1998, $259,000 or 51.0% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 7,691 shares of common stock being issued during this period of 1998. As of the year ended December 31, 1997, 32,781 shares of common stock were issued pursuant to the Dividend Reinvestment Plan.

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

In October, 1997, the Registrant granted 19,500 options at an option price of $23.51. In December, 1997, the Registrant granted 11,500 options at an option price of $33.73. The Registrant applied APB Opinion No. 25 in accounting for the ISO Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the periods ended March 31, 1998 and December 31, 1997.

The Registrant and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At March 31, 1998, the Registrant's leverage ratio was 7.45%.

A tabulation of the Registrant's and First Mid Bank's capital ratios as of March 31, 1998 and December 31, 1997 follows:

TABLE 18  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
MARCH 31, 1998
Total Capital
  (to risk-weighted assets)
  Registrant                $ 41,779         13.15%       $ 25,411       > 8.00%      $ 31,764      > 10.00%
  First Mid Bank              43,810         13.92          25,175       > 8.00         31,469      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                  39,045         12.29          12,706       > 4.00         19,058      >  6.00
  First Mid Bank              41,076         13.05          12,588       > 4.00         18,881      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                  39,045         7.45           20,950       > 4.00         26,188      >  5.00
  First Mid Bank              41,076         7.87           20,874       > 4.00         26,093      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                    $ 39,416         12.20%       $ 25,842       > 8.00%      $ 32,303      > 10.00%
  First Mid Bank                  42,105         13.17          25,584       > 8.00         31,980      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      36,780         11.39          12,921       > 4.00         19,382      >  6.00
  First Mid Bank                  39,469         12.34          12,792       > 4.00         19,188      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      36,780          7.05          20,879       > 4.00         26,099      >  5.00
  First Mid Bank                  39,469          7.59          20,807       > 4.00         26,009      >  5.00


Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

LIQUIDITY

Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. At March 31, 1998, the excess collateral at the Federal Home Loan Bank will support approximately $85 million of additional advances. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.

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

RECENT REGULATORY DEVELOPMENTS

The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institutions's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since First Mid Bank acts as a depository of funds, it is named from time to time as a defendant in law suits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings constitute ordinary routine litigation incidental to the business of First Mid Bank and that such litigation will not materially adversely affect the Registrant's consolidated financial condition.

In addition to the normal proceedings referred to above, Heartland, a subsidiary of the Registrant that merged will First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. At this time, it is too early to tell whether First Mid Bank will ultimately prevail in the suit and if so, what damages my be recovered.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) -- Exhibits

(a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 1998.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

     /s/ Daniel E. Marvin, Jr.
*-------------------------------------*
         Daniel E. Marvin, Jr.
President and Chief Executive Officer

     /s/ William S. Rowland
*-------------------------------------*
         William S. Rowland
Chief Financial Officer

Dated:    May 12, 1998
      *---------------------*


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