Form 10-Q
period 1998-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1998-08-13
CIK 700565

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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

As of August 12, 1998, 2,011,492 common shares, $4.00 par value, were outstanding.

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                    June 30,              December 31,
(In thousands, except share data)                                1998                    1997
ASSETS
Cash and due from banks:
  Non-interest bearing                                        $ 18,433                  $ 20,486
  Interest bearing                                                 297                       250
Federal funds sold                                               5,600                     5,925
  Cash and cash equivalents                                     24,330                    26,661
Investment securities:
  Available-for-sale, at fair value                            126,346                   116,782
  Held-to-maturity, at amortized cost (estimated fair
    value of $3,595 and $3,057 at June 30, 1998 and
    December 31, 1997, respectively)                             3,562                     3,020
Loans                                                          343,137                   358,223
Less allowance for loan losses                                   2,837                     2,636
  Net loans                                                    340,300                   355,587
Premises and equipment, net                                     12,824                    12,356
Intangible assets, net                                           8,169                     8,550
Other assets                                                    10,774                    10,022
  TOTAL ASSETS                                                $526,305                  $532,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                        $ 65,166                  $ 53,599
  Interest bearing                                             373,860                   403,999
  Total deposits                                               439,026                   457,598
Securities sold under agreements to repurchase                   6,864                    10,780
Federal Home Loan Bank advances                                 20,500                     7,000
Long-term debt                                                   5,450                     6,200
Other liabilities                                                5,514                     5,824
  TOTAL LIABILITIES                                            477,354                   487,402
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 614 shares in
  1998 and 620 shares in 1997 with stated value of
  $5,000 per share                                               3,070                     3,100
Common stock, $4 par value; authorized 6,000,000
  shares in 1998 and 1997; issued 2,013,181 shares
  in 1998 and 1,972,709 shares in 1997                           8,053                     7,891
Additional paid-in-capital                                       8,232                     7,038
Retained earnings                                               29,270                    27,271
Accumulated other comprehensive income                             350                       300
Less treasury stock at cost, 2,000 shares                          (24)                      (24)
TOTAL STOCKHOLDERS' EQUITY                                      48,951                    45,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $526,305                  $532,978
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                        June 30,                                   June 30,
                                              1998                  1997                  1998                1997
INTEREST INCOME:
  Loans                                     $ 7,245               $ 7,504               $14,610             $14,701
  Investment securities                       1,975                 1,921                 3,925               3,780
  Federal funds sold                             80                    52                   161                  78
  Deposits with financial institutions            2                    13                    20                  23
    Total interest income                     9,302                 9,490                18,716              18,582
INTEREST EXPENSE:
  Deposits                                    4,158                 4,235                 8,465               8,140
  Securities sold under agreements
    to repurchase                                61                   125                   113                 283
  Federal Home Loan Bank advances               253                   344                   472                 699
  Federal funds purchased                         1                     6                    16                  15
  Long-term debt                                 99                   120                   204                 224
    Total interest expense                    4,572                 4,830                 9,270               9,361
    Net interest income                       4,730                 4,660                 9,446               9,221
  Provision for loan losses                     150                   150                   300                 250
    Net interest income after
      provision for loan losses               4,580                 4,510                 9,146               8,971
OTHER INCOME:
  Trust revenues                                414                   452                   831                 874
  Brokerage revenues                             90                    84                   154                 220
  Service charges                               478                   457                   940                 861
  Securities gains(losses), net                  -                     (6)                   12                  (6)
  Mortgage banking income                       307                   100                   617                 169
  Other                                         251                   248                   535                 491
    Total other income                        1,540                 1,335                 3,089               2,609
OTHER EXPENSE:
  Salaries and employee benefits              2,107                 1,920                 4,231               3,918
  Occupancy, furniture, equipment, net          729                   651                 1,438               1,358
  Intangible asset amortization                 215                   231                   429                 384
  Stationary and supplies                       168                   140                   350                 302
  Legal and professional                        215                   193                   422                 385
  Marketing and promotion                       137                   172                   263                 289
  Other                                         759                   611                 1,313               1,063
    Total other expense                       4,330                 3,918                 8,446               7,699
  Income before income taxes                  1,790                 1,927                 3,789               3,881
  Income taxes                                  593                   688                 1,258               1,377
    Net income                              $ 1,197               $ 1,239               $ 2,531             $ 2,504
Per common share data:
Basic earnings per share                    $   .56               $   .61               $  1.20             $  1.24
Diluted earnings per share                  $   .53               $   .57               $  1.13             $  1.16
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                     SIX MONTHS ENDED
                                                                                       June 30,
                                                                        1998                         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 2,531                      $ 2,504
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                              300                          250
  Depreciation, amortization and accretion, net                        1,026                          909
  (Gain)loss on sale of securities, net                                  (12)                           6
  Loss on sale of fixed assets and real estate owned, net                152                            2
  Gain on sale of loans held for sale, net                              (444)                        (116)
  Origination of loans held for sale                                 (39,063)                     (10,992)
  Proceeds from sale of loans held for sale                           38,228                       10,608
  (Increase)decrease in other assets                                    (867)                          91
  Increase(decrease) in other liabilities                                245                           (5)
Net cash provided by operating activities                              2,096                        3,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                              (68)                         (42)
Purchases of premises and equipment                                   (1,058)                        (521)
Net (increase) decrease in loans                                      16,266                       (9,153)
Proceeds from sales of:
  Securities available-for-sale                                        2,327                        9,983
Proceeds from maturities of:
  Securities available-for-sale                                       24,030                        6,936
  Securities held-to-maturity                                            410                          130
Purchases of:
  Securities available-for-sale                                      (36,010)                     (20,173)
  Securities held-to-maturity                                           (799)                        (170)
Purchase of financial organization, net of cash                           -                        22,416
Net cash provided by (used in) investing activities                    5,098                        9,406
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in deposits                                   (18,572)                      11,556
Increase (decrease) in securities sold under
  agreements to repurchase                                            (3,916)                      (8,360)
Increase(decrease) in FHLB advances                                   13,500                       (9,426)
Repayment of long-term debt                                             (750)                        (500)
Proceeds from issuance of long-term debt                                  -                         1,000
Proceeds from issuance of common stock                                   704                          513
Dividends paid on preferred stock                                        (16)                         (16)
Dividends paid on common stock                                          (475)                        (425)
Net cash provided by (used in) financing activities                   (9,525)                      (5,658)
Increase(decrease) in cash & cash equivalents                         (2,331)                       7,005
Cash & cash equivalents at beginning of period                        26,661                       27,111
Cash and cash equivalents at end of period                           $24,330                      $34,116
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                           $ 9,158                      $ 9,836
  Income taxes                                                       $ 1,968                      $ 1,695
Loans transferred to real estate owned                               $   335                      $   495
Dividends reinvested in common shares                                $   622                      $   529
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Significant Accounting Policies

BASIS OF ACCOUNTING AND CONSOLIDATION

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services ("First Mid Insurance"). First Mid Insurance began operations during the second quarter of 1998. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 1998 and 1997, and all such adjustments are of a normal recurring nature. The results of the interim periods ended June 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

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

The components of basic and diluted earnings per common share are as follows:

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
June 30,                                1998                1997                1998                1997
BASIC EARNINGS PER SHARE:
Net income                           $1,197,000          $1,239,000          $2,531,000          $2,504,000
Less preferred stock dividends          (72,000)            (72,000)           (143,000)           (143,000)
Net income available to common
  stockholders' equity               $1,125,000          $1,167,000          $2,388,000          $2,361,000
Weighted average common shares
  outstanding                         2,002,657           1,917,057           1,991,034           1,905,817
Basic Earnings per Common Share           $ .56               $ .61              $ 1.20              $ 1.24
DILUTED EARNINGS PER SHARE:
Net income available to common
  stockholders' equity               $1,125,000          $1,167,000          $2,388,000          $2,361,000
Conversion of preferred stock            72,000              72,000             143,000             143,000
Net income available to common
  stockholders after conversion      $1,197,000          $1,239,000          $2,531,000          $2,504,000
Weighted average common shares
  outstanding                         2,002,657           1,917,057           1,991,034           1,905,817
Conversion of stock options               4,101               -                   5,511               -
Conversion of preferred stock           249,564             250,604             250,081             250,604
Diluted weighted average common
  shares outstanding                  2,256,322           2,167,661           2,246,626           2,156,421
Diluted Earnings per Common Share         $ .53               $ .57              $ 1.13              $ 1.16


COMPREHENSIVE INCOME

The Financial Accounting Standards Board has issued Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"), which is effective for fiscal years beginning after December 31, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Registrant adopted SFAS 130 on January 1, 1998. The Registrant's comprehensive income is shown as follows:

                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
June 30,                                                      1998             1997             1998            1997
Net income                                                  $1,197           $1,239          $ 2,531         $ 2,504
Other comprehensive income, net of tax:
  Unrealized gains(losses) during the period                   (44)             516               58             (76)
  Reclassification adjustment for net
  (gains)losses realized in net income                          -                 4               (8)              4
Comprehensive income                                        $1,153           $1,759           $2,581          $2,432

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three months ended and six months ended June 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

Net income for the three months ended June 30, 1998, decreased to $1,197,000, down 3.4% from $1,239,000 for the same period of 1997. Diluted earnings per share for the quarter decreased 4 cents per share to $.53 as compared to $.57 per share earned in the same quarter of 1997. A summary of the factors which contributed to the changes in net income for the three months is shown in Table 1.

Net income for the six months ended June 30, 1998, increased to $2,531,000, up 1.1% from $2,504,000 for the same period of 1997. Diluted earnings per share for the period decreased 3 cents per share to $1.13 as compared to $1.16 per share earned in the same period of 1997. A summary of the factors which contributed to the changes in net income for the six months is shown in Table 1.

TABLE 1 EFFECT ON EARNINGS
                                                  1998 VS 1997
(in thousands)                         THREE MONTHS             SIX MONTHS
Net interest income                     $   70                 $   225
Provision for loan losses                    -                     (50)
Other income, including
  securities transactions                  205                     480
Other expenses                            (412)                   (747)
Income taxes                                95                     119
Increase(decrease) in net income        $  (42)                 $   27

The following table shows the Registrant's annualized performance ratios for the six months ended June 30, 1998 and for the year ended December 31, 1997:

                                        June 30,              December 31,
                                          1998                    1997
Return on average assets                   .96%                    .90%
Return on average equity                 10.66%                  11.08%
Return on average common equity          10.76%                  11.23%
Average equity to average assets          8.98%                   8.11%


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

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                                PERIOD ENDED                             YEAR ENDED
                                              JUNE 30, 1998 <F4>                       DECEMBER 31, 1997
                                     AVERAGE                     AVERAGE      AVERAGE                   AVERAGE
                                     BALANCE      INTEREST        RATE        BALANCE     INTEREST       RATE
ASSETS:
Interest-bearing deposits               $   797       $    41     5.12%         $ 1,497       $   75     5.01%
Federal funds sold                        5,946           322     5.42%           4,254          230     5.41%
Investment securities
  Taxable                               113,879         7,144     6.27%         107,124        6,759     6.31%
  Tax-exempt<F1>                         13,894         1,068     7.69%          13,046        1,062     8.14%
Loans <F2><F3>                          350,309        29,221     8.34%         355,167       30,040     8.46%
Total earning assets                    484,825        37,796     7.80%         481,088       38,166     7.93%
Cash and due from banks                  16,513                                  18,363
Premises and equipment                   12,429                                  11,916
Other assets                             17,785                                  17,056
Allowance for loan losses               (2,744)                                 (2,672)
Total assets                           $528,808                                $525,751
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits
  Demand deposits                      $130,234         3,918     3.01%        $125,666      $ 3,684     2.93%
  Savings deposits                       38,527           866     2.25%          38,642          999     2.59%
  Time deposits                         220,921        12,146     5.50%         226,431       12,464     5.50%
Securities sold under
  agreements to repurchase                5,222           226     4.34%          10,806          488     4.52%
FHLB advances                            17,511           944     5.39%          17,221        1,018     5.91%
Federal funds purchased                     565            32     5.66%             502           26     5.18%
Long-term debt                            6,005           408     6.79%           6,584          452     6.87%
Total interest-bearing
    liabilities                         418,985        18,540     4.43%         425,852       19,131     4.49%
Demand deposits                          56,922                                  52,660
Other liabilities                         5,415                                   4,601
Stockholders' equity                     47,486                                  42,638
Total liabilities & equity             $528,808                                $525,751
Net interest income (TE)                             $ 19,256                               $ 19,035
Net interest spread                                                  3.37%                                  3.44%
Impact of non-interest bearing funds                                  .60%                                   .52%
Net yield on interest-earning assets                                 3.97%                                  3.96%

<F1>Interest  income  and  rates  are presented on a tax-equivalent basis ("TE")
    assuming  a federal income tax rate of 34%.
<F2>Loans fees are included in interest income and are not material.
<F3>Nonaccrual loans have been included in the average balances.
<F4>1998 interest income and expense  amounts  have  been  annualized  based  on results through June 30, 1998. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE), on an annualized basis, for the six months ended June 30, 1998 and 1997
(in thousands):

TABLE 3   ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                      1998 COMPARED TO 1997
                                                    INCREASE - (DECREASE)<F5>
                                   TOTAL                                                 RATE/
                                  CHANGE            VOLUME             RATE            VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits        $  (34)           $  (35)             $   2             $ (1)
Federal funds sold                   92                91                  1                -
Investment securities:
  Taxable                           385               426                (39)              (2)
  Tax-exempt <F1>                     6                69                (59)              (4)
Loans <F2><F3>                     (819)             (412)              (413)               6
  Total interest income            (370)              139               (508)              (1)
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits                   234               133                 97                4
  Savings deposits                 (133)               (3)              (130)               -
  Time deposits                    (318)             (303)               (15)               -
Securities sold under
  agreements to repurchase         (262)             (252)               (20)              10
FHLB advances                       (74)               17                (90)              (1)
Federal funds purchased               6                 3                  2                1
Long-term debt                      (44)              (39)                (5)               -
  Total interest expense           (591)             (444)              (161)              14
 Net interest income             $  221             $ 583              $(347)           $ (15)

<F1>Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
<F2>Loan fees are included in interest income and are not material.
<F3>Nonaccrual loans are not material and have been included in the average balances.
<F4>The changes in rate/volume are computed on a consistent basis by multiplying the change in rates by the change in volume.
<F5>1998 interest income and expense amounts have been annualized based on results through
    June 30, 1998.  The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

On an annualized tax equivalent basis, net interest income increased $221,000, or 1.2% in 1998, compared to an annualized increase of $718,000, or 4.0% in 1997. As set forth in Table 3, the slight improvement in net interest income in 1998 was due primarily to the increases in the volume of earning assets and decreases in the volume of interest-bearing liabilities, partially offset by the effect of changes in interest rates. In 1997, the increase in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities.

For the first six months of 1998, average earning assets increased by $3,737,000, or .8%, and average interest-bearing liabilities decreased $6,867,000, or 1.6%, compared with 1997, as shown in Table 2. The higher volumes of earning assets and interest-bearing liabilities were primarily the result of investment growth in 1998. As a percentage of average earning assets, average loans decreased from 73.8% in 1997 to 72.3% for the first six months of 1998, while average securities increased from 25.0% in 1997 to 26.4% for the first six months of 1998.

The interest margin increased slightly from 3.96% in 1997 to 3.97% during the first six months of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first six months of 1998 was $300,000, an increase of $50,000 from $250,000 for the same period in 1997. For additional information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the first six months of 1998 and 1997 (in thousands):

TABLE 4  OTHER INCOME

                                                THREE MONTHS ENDED                            SIX MONTHS ENDED
                                       1998           1997         $ CHANGE          1998          1997         $ CHANGE
Trust                                 $  414         $  452          $ (38)         $  831         $ 874         $ (43)
Brokerage                                 90             84               6            154           220           (66)
Securities gains(losses)                   -            (6)               6             12           (6)             18
Service charges                          478            457              21            940           861             79
Mortgage banking                         307            100             207            617           169            448
Other                                    251            248               3            535           491             44
  Total other income                  $1,540         $1,335           $ 205         $3,089        $2,609          $ 480


The Registrant's other income increased to $3,089,000 in the first six months of 1998 as compared to $2,609,000 in the same period of 1997.

Trust revenues decreased to $831,000 in the first six months of 1998 from $874,000 for the same period in 1997. This decrease of $43,000, or 4.9%, in revenues was primarily a result of the timing of the farm management fees relating to the sale of grain. Trust assets increased 2.4% to $334,802,000 at June 30, 1998 from $326,935,000 at December 31, 1997 and $289,113,000 at June
30, 1997. The increase in trust assets during 1997 was due primarily to growth of the trust accounts under management and a market value adjustment upward for the agricultural-related properties.

Revenues from brokerage operations decreased by 30.0% in the first six months of 1998, as compared to the same period in 1997, primarily as a result of intense competition from local brokerage firms.

Net securities gains for the first six months of 1998 were $12,000, as compared to net securities losses of $6,000 for the same period of 1997.

Service charges amounted to $940,000 in the first six months of 1998, as compared to $861,000 for the same period of 1997. This increase of $79,000 or 9.2% in service charges was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's, an increase in the volume associated with these accounts, and an increase in overdraft fees.

First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. Mortgage banking income from loans originated and subsequently sold into the secondary market amounted to $617,000 in the first six months of 1998 as compared to $169,000 for the same period of 1997. This $448,000 increase in 1998 was attributed to an increase in the volume of loans sold by First Mid Bank to $37.8 million (representing 469 loans) from $10.5 million in 1997 (representing 162 loans) and to re-financings by customers as a result of a low interest rate environment.

OTHER EXPENSE

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the first six months of 1998 and 1997 (in thousands):

TABLE 5   OTHER EXPENSE

                                       SIX MONTHS ENDED
                                    1998             1997          $ CHANGE
Salaries and benefits             $4,231           $3,918            $ 313
Occupancy and equipment            1,438            1,358               80
FDIC premiums                         56              (15)              71
Amortization of intangibles          429              384               45
Stationery and supplies              350              302               48
Legal and professional fees          422              385               37
Marketing and promotion              263              289              (26)
Other operating expenses           1,257            1,078              179
  Total other expense             $8,446           $7,699            $ 747


The Registrant's non-interest expense amounted to $8,446,000 for the first six months of 1998 as compared to $7,699,000 for the same period in 1997, an increase of $747,000 or 9.7%.

Salaries and employee benefits, the largest component of other expense, increased to $4,231,000 for the first six months of 1998 as compared to $3,918,000 for the same period in 1997. This 8.0% increase was due to normal annual salary adjustments to employees, commissions on loan sales, and higher benefit costs.

Occupancy, furniture and equipment expense increased to $1,438,000 for the first six months of 1998 as compared to $1,358,000 for the same period in 1997. This $80,000, or 5.9%, increase included depreciation expense recorded on technology equipment placed in service as well as items additions for document imaging, report imaging, home banking and wide-area network projects.

The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") for the first six months of 1998 was $56,000, remaining fairly constant as compared to $54,000 for the same period in 1997. However, during the first quarter of 1997, the Registrant received a refund of $69,000 on the 1996 assessments of the Savings Association Insurance Fund ("SAIF").

Amortization of intangible assets increased 11.7% when comparing the first six months of 1998 to the same period in 1997. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Charleston branch in March, 1997.

During the first six months of 1998, other operating expenses increased $179,000 or 16.6% to $1,257,000 from $1,078,000 for the same period in 1997. This increase was primarily due to net losses of $152,000 on the sale of fixed assets and other real estate owned, the implementation of the merchant debit card program and the extension of the wide area network.

INCOME TAXES

Total income tax expense amounted to $1,258,000 for the first six months of 1998 as compared to $1,377,000 for the same period in 1997. Effective tax rates were 33.2% and 35.5% for the first six months of 1998 and 1997, respectively.

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

The Registrant has considered the impact of the Year 2000 issue for its computer systems and applications as well as its general operations, customers and suppliers. The Registrant has developed a stratigic plan for Year 2000 compliance which is being administered by a committee with representation from all functional areas of the company as well as extensive involvement and oversite by the board of directors and senior management. The plan follows the guidelines set forth by the Federal Financial Institutions Examinations Council ("FFIEC"). The Registrant has completed its assessment phase, identifying hardware, software, networks, other processing platforms and customer and vendor interdependency affected by the Year 2000 date change. The plan calls for all mission critical items to be Year 2000 compliant by year-end 1998. Additionally, alarms, elevators, heating and cooling systems, and other computer-controlled mechanical devices on which the Registrant relies are being evaluated. Those found not to be in compliance will be modified or replaced with a compliant product. Management of the Registrant estimates that during 1998, approximately $100,000 of costs will be incurred specifically related to the Year 2000 issue. While there will likely be some Year 2000 expenses incurred during 1999, the Registrant has not identified any additional situations that will require material cost expenditures to become fully compliant.

An unknown element at this time is the impact of the Year 2000 on the Registrant's borrowing customers and their ability to repay. The Registrant has initiated a program to communicate with key bank customers to ensure they are properly prepared for the Year 2000 and will not suffer serious adverse consequences. See also, "Recent Regulatory Developments."

ANALYSIS OF BALANCE SHEETS

SECURITIES

The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for June 30, 1998 and December 31, 1997 (in thousands):

TABLE 6  INVESTMENT PORTFOLIO

                                                JUNE 30,                     DECEMBER 31,
                                                  1998                           1997
                                                           % OF                           % OF
                                         AMOUNT            TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                                $ 81,708            63%         $ 80,509          67%
Obligations of states and
 political subdivisions                        15,408            12%           12,820          11%
Mortgage-backed securities                     29,670            23%           23,272          20%
Other securities                                2,591             2%            2,747           2%
    Total securities                         $129,377           100%         $119,348         100%


At June 30, 1998, the Registrant's investment portfolio showed a slight decrease in the composition of U.S. Government agency securities as well as an increase in mortgage-backed securities and obligations of states and political subdivisions. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Registrant's exposure relating to interest rate risk and improved the portfolio yield.

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 1998 and December 31, 1997 were as follows (in thousands):

TABLE 7   INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                                 GROSS               GROSS             ESTIMATED
                                           AMORTIZED          UNREALIZED          UNREALIZED             FAIR
June 30, 1998                                COST                GAINS              LOSSES               VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                         $ 81,708               $ 168             $ (185)             $ 81,691
Obligations of states and
 political subdivisions                     11,846                 337                (11)               12,172
Mortgage-backed securities                  29,670                 261                (39)               29,892
Federal Home Loan Bank stock                 1,925                  -                   -                 1,925
Other securities                               666                  -                   -                   666
 Total available-for-sale                 $125,815               $ 766             $ (235)             $126,346
Held-to-maturity:
Obligations of states and
 political subdivisions                   $  3,562               $  38             $   (4)             $  3,596

                                                                        GROSS                 GROSS              ESTIMATED
                                                AMORTIZED            UNREALIZED            UNREALIZED              FAIR
December 31, 1997                                 COST                  GAINS                LOSSES                VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                               $ 80,509                 $ 198              $ (256)             $ 80,451
Obligations of states and
 political subdivisions                            9,800                   373                  -                 10,173
Mortgage-backed securities                        23,272                   195                 (56)               23,411
Federal Home Loan Bank stock                       2,115                    -                    -                 2,115
Other securities                                     632                    -                    -                   632
 Total available-for-sale                       $116,328                 $ 766              $ (312)             $116,782
Held-to-maturity:
Obligations of states and
 political subdivisions                         $  3,020                 $  41              $   (4)             $  3,057


The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 1998 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 8  INVESTMENT MATURITY SCHEDULE

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                            $ 5,966          $49,704          $26,038           $   -        $ 81,708
Obligations of state and
  political subdivisions                    1,762            4,072            1,911            4,101         11,846
Mortgage-backed securities                  3,667            9,528            7,064            9,411         29,670
Other securities                               -                -                -             2,591          2,591
Total available-for-sale                  $11,395          $63,304          $35,013          $16,103       $125,815
Weighted average yield                       5.68%            6.30%            6.20%            5.09%          6.20%
Full tax-equivalent yield                    6.08%            6.49%            6.35%            5.78%          6.46%
Held-to-maturity:
Obligations of state and
  political subdivisions                  $   372          $ 1,701          $ 1,044          $   445        $ 3,562
Weighted average yield                       5.08%            5.14%            4.70%            5.74%          5.07%
Full tax-equivalent yield                    7.70%            7.79%            7.13%            8.70%          7.68%

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

With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 1998.

Proceeds from sales of investment securities and realized gains and losses were as follows for the periods ended June 30, 1998 and December 31, 1997:

                                  June 30,                December 31,
(in thousands)                      1998                      1997
Proceeds from sales              $ 2,327                   $ 9,983
Gains                                 15                        20
Losses                                3                         26


LOANS

The loan portfolio (net of unearned discount) is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the periods ended June 30, 1998 and December 31, 1997:

TABLE 9  COMPOSITION OF LOANS

                                     June 30,             DECEMBER 31,
(in thousands)                         1998                  1997
Commercial, financial
  and agricultural                 $ 70,499               $ 73,854
Real estate - mortgage              244,976                252,312
Installment                          26,767                 29,266
Other                                   895                  2,791
  Total loans                      $343,137               $358,223


The Registrant had loan concentrations in agricultural industries of 14.3% at June 30, 1998 and 13.8% at December 31, 1997. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

TABLE 10  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

The following table presents the balance of loans outstanding as of June 30, 1998, by maturities (dollars in thousands):

                                                                    MATURITY <F1>
                                                              OVER 1
                                        ONE YEAR              THROUGH               OVER
                                       OR LESS<F2>            5 YEARS              5 YEARS              TOTAL
Commercial, financial
  and agricultural                      $ 48,202             $ 20,859              $ 1,438           $ 70,499
Real estate - mortgage                    54,988              136,292               53,696            244,976
Installment                                6,211               19,825                  731             26,767
Other                                        319                  203                  373                895
  Total loans                           $109,720             $177,179             $ 56,238           $343,137

<F1> Based on scheduled principal repayments.
<F2> Includes demand loans, past due loans and overdrafts.

As of June 30, 1998, loans with maturities over one year consisted of $195,903,000 in fixed rate loans and $37,514,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 11  NONPERFORMING LOANS

                                      June 30,             December 31,
                                        1998                   1997
Nonaccrual loans                       $1,801                 $1,194
Loans past due ninety days
  or more and still accruing              396                    145
Restructured loans which are
  performing in accordance
  with revised terms                    1,452                    346
Total Nonperforming Loans              $3,649                 $1,685


The $1.1 million increase in restructured loans resulted from three individual, collateral dependent loans to a single borrower that were restructured during the first quarter of 1998. The $.6 million increase in nonaccrual loans was the net result of a $1.1 million commercial loan becoming nonaccrual during the second quarter of 1998 and of removing a $.4 million loan from the nonaccrual list and transferring the balance to other real estate owned.

At June 30, 1998, there was approximately $.5 million of exposure associated with the $1.1 million restructured loans and the $1.1 million nonaccrual loans. This exposure was considered in determining the adequacy of the allowance for possible loan losses as of June 30, 1998.

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $218,000 for the first six months of 1998. Interest income that was included in income totaled $53,000 for this same period.

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

Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At June 30, 1998, the Registrant's loan portfolio included $49.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $.2 million from $49.3 million at December 31, 1997. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage lending activity in and around east central Illinois. At June 30, 1998, these loans amounted to $168.3 million or 49.0% of total loans. Such residential mortgage loans amounted to $181.3 million or 50.6% of total loans at December 31, 1997.

Loan loss experience for the six months ended June 30, 1998 and for the year ended December 31, 1997 are as follows (dollars in thousands):

TABLE 12  ALLOWANCE FOR LOAN LOSSES

                                      June 30,             December 31,
                                        1998                   1997
Average loans outstanding,
  net of unearned income             $350,309               $355,167
Allowance-beginning of year             2,636                  2,684
Charge-offs:
Commercial, financial
  and agricultural                         34                    588
Real estate-mortgage                       21                     69
Installment                                68                    145
  Total charge-offs                       123                    802
Recoveries:
Commercial, financial
  and agricultural                          4                     28
Real estate-mortgage                        -                      1
Installment                                20                     25
  Total recoveries                         24                     54
Net charge-offs                            99                    748
Provision for loan losses                 300                    700
Allowance-end of period               $ 2,837               $  2,636
Ratio of net charge-offs to
  average loans                          .03%                   .21%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                      .83%                   .74%
Ratio of allowance for loan
  losses to nonperforming
  loans                                 77.7%                 156.4%


The Registrant minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors review the status of problem loans. In addition to internal policies and controls, regulatory authorities and external auditors periodically review asset quality and the overall adequacy of the allowance for loan losses.

During the first six months of 1998, the Registrant had net charge-offs of $99,000 as compared to $748,000 for the year ended December 31, 1997.
Management provided $300,000 for loan losses during the first six months of 1998 as compared to $250,000 for the same period in 1997.

On June 30, 1998, the allowance for loan losses amounted to $2,837,000, or .83% of total loans, and 77.7% of nonperforming loans. At December 31, 1997, the allowance was $2,636,000, or .74% of total loans and 156.4% of nonperforming loans. The ratio of the allowance for loan loss to total nonperforming loans decreased substantially from 156.4% at December 31, 1997 to 77.7% at June 30, 1998 due to the aforementioned increases in nonperforming loans. The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 13  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   June 30, 1998                     December 31, 1997
                              ALLOWANCE       % OF                 ALLOWANCE        % OF
                                 FOR          LOANS                   FOR           LOANS
                                LOAN        TO TOTAL                 LOAN         TO TOTAL
                               LOSSES         LOANS                 LOSSES          LOANS
Commercial, financial
  and agricultural            $ 1,752          20.5%              $ 1,699            20.6%
Real estate-mortgage              247          71.4%                  245            70.4%
Installment                       207           7.8%                  192             8.2%
Other                              -             .3%                   -               .8%
Total allocated                 2,206                               2,136
Unallocated                       631           N/A                   500              N/A
Allowance at end of
  reported period             $ 2,837         100.0%              $ 2,636           100.0%


The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at June 30, 1998 and December 31, 1997 (dollars in thousands):

TABLE 14  COMPOSITION OF DEPOSITS

                                              JUNE 30,                    DECEMBER 31,
                                                1998                          1997
                                                      WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE
                                        AMOUNT          RATE           AMOUNT         RATE
Demand deposits:
  Non-interest bearing                    $ 56,922              -       $ 52,660              -
  Interest bearing                         130,234          3.01%        125,666          2.93%
Savings                                     38,527          2.25%         38,642          2.59%
Time deposits                              220,921          5.50%        226,431          5.50%
  Total average deposits                  $446,604          3.79%       $443,399          3.87%


The following table sets forth the maturity of time deposits of $100,000 or more as of June 30, 1998 and December 31, 1997 (in thousands):

TABLE 15    MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                             June 30,            December 31,
                               1998                  1997
3 months or less            $ 10,089              $ 21,715
Over 3 through 6 months        8,649                12,287
Over 6 through 12              7,637                 6,438
Over 12 months                 8,823                10,293
  Total                     $ 35,198              $ 50,733


OTHER BORROWINGS

Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and Federal funds purchased. Information relating to other borrowings for the six months ended June 30, 1998 and the year ended December 31, 1997 is presented below (in thousands):

TABLE 16  SCHEDULE OF OTHER BORROWINGS

                                                                                   June 30,                December 31,
                                                                                       1998                        1997
End of period:
  Securities sold under agreements to repurchase                                    $ 6,864                     $10,780
  Federal Home Loan Bank advances:
    Overnight                                                                             -                           -
    Fixed term - due in one year or less                                                  -                           -
    Fixed term - due after one year                                                  20,500                       7,000
  Federal funds purchased                                                                 -                           -
    Total                                                                           $27,364                     $17,780
    Average interest rate at end of period                                            5.14%                       5.01%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                                    $ 6,864                     $17,710
  Federal Home Loan Bank advances:
    Overnight                                                                         5,500                      23,733
    Fixed term - due in one year or less                                                  -                      16,000
    Fixed term - due after one year                                                  20,500                       9,000
  Federal funds purchased                                                             5,750                           -
    Total                                                                           $38,614                     $66,443
Averages for the Period
  Securities sold under agreements to repurchase                                    $ 5,222                     $10,806
  Federal Home Loan Bank advances:
    Overnight                                                                           356                       6,933
    Fixed term - due in one year or less                                                  -                       3,455
    Fixed term - due after one year                                                  17,155                       6,833
  Federal funds purchased                                                               565                         502
    Total                                                                           $23,298                     $28,529
    Average interest rate during the period                                           5.16%                       5.02%


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

In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Registrant's interest rate repricing gaps for selected maturity periods at June 30, 1998 (in thousands):

TABLE 17  GAP TABLE

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12             12+
Deposits with other financial
  institutions                     $    297           $     -           $     -          $     -         $     -
Federal funds sold                    5,600                 -                 -                -               -
Taxable investment securities        26,135            17,045            10,218            16,181           44,592
Nontaxable investment securities          -               110             1,690               668           13,268
Loans                                44,739            12,904            24,773            48,084          212,637
  Total                            $ 76,771          $ 30,059          $ 36,681          $ 64,993        $ 270,497
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts         119,525                 -                 -                -               -
Money market accounts                41,540                 -                 -                -               -
Other time deposits                  28,821            31,094            35,162            43,929           73,790
Other borrowings                      6,864             1,000                 -            17,500            2,000
Long-term debt                        5,450                 -                 -                -               -
  Total                           $ 202,200          $ 32,094          $ 35,162          $ 61,429         $ 75,790
  Periodic GAP                    $(125,429)         $ (2,035)          $ 1,519           $ 3,504         $194,707
  Cumulative GAP                  $(125,429)        $(127,464)        $(125,945)       $(122,441)         $ 72,266
GAP as a % of interest earning assets:
  Periodic                           (26.2%)             (.4%)              .3%              .7%            40.7%
  Cumulative                         (26.2%)           (26.6%)           (26.3%)          (25.6%)           15.1%


At June 30, 1998, the Registrant was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. However, the Registrant's historical repricing of N.O.W. and savings accounts has not, and is not expected to change on a frequent basis. To some extent, this would mitigate the negative effect of an upturn in rates. Over the past years, management has placed an emphasis on growing core deposits, which are considered to be less sensitive to changes in interest rates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on the financial analysis performed as of June 30, 1998, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Registrant estimates that no material changes from the December 31, 1997 analysis would occur. See the Registrant's December 31, 1997 Form 10-K for details.

CAPITAL RESOURCES

At June 30, 1998, the Registrant's stockholders' equity amounted to $48,951,000, a $3,375,000 or 7.4% increase from the $45,576,000 balance as of December 31, 1997. During the six month period ended June 30, 1998, net income contributed $2,531,000 to equity before the declaration of dividends to preferred stockholders amounting to $143,000. The change in net unrealized gain on available-for-sale investment securities increased stockholders' equity by $50,000, net of tax.

The Registrant issues common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings Plan) for its employees. For the six month period ended June 30, 1998, 2,519 shares were issued pursuant to the Deferred Compensation Plan and 18,111 shares were issued pursuant to the First Retirement and Savings Plan. For the year ended December 31, 1997, 11,403 shares were issued pursuant to the Deferred Compensation Plan and 44,893 shares were issued pursuant to the First Retirement and Savings Plan.

The Registrant has a Dividend Reinvestment Plan whereby common and preferred shareholders can elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. Of the $1,113,000 in common and preferred stock dividends paid during the first six months of 1998, $622,000 or 56% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. This resulted in an additional 17,417 shares of common stock being issued during this period of 1998. As of the year ended December 31, 1997, 32,781 shares of common stock were issued pursuant to the Dividend Reinvestment Plan.

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

In October, 1997, the Registrant granted 19,500 options at an option price of $23.51. In December, 1997, the Registrant granted 11,500 options at an option price of $33.73. The Registrant applied APB Opinion No. 25 in accounting for the ISO Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the periods ended June 30, 1998 and December 31, 1997.

The Registrant and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At June 30, 1998, the Registrant's leverage ratio was 7.83%.

A tabulation of the Registrant's and First Mid Bank's capital ratios as of June 30, 1998 and December 31, 1997 follows:

TABLE 18  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
JUNE 30, 1998
Total Capital
  (to risk-weighted assets)
  Registrant                    $ 43,270         13.69%       $ 25,277       > 8.00%      $ 31,596      > 10.00%
  First Mid Bank                  44,954         14.39          24,985       > 8.00         31,231      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      40,433         12.80          12,638       > 4.00         18,958      >  6.00
  First Mid Bank                  42,117         13.49          12,493       > 4.00         18,739      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      40,433          7.83          20,666       > 4.00         25,833      >  5.00
  First Mid Bank                  42,117          8.21          20,515       > 4.00         25,644      >  5.00


                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                    $ 39,416         12.20%       $ 25,842       > 8.00%      $ 32,303      > 10.00%
  First Mid Bank                  42,105         13.17          25,584       > 8.00         31,980      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      36,780         11.39          12,921       > 4.00         19,382      >  6.00
  First Mid Bank                  39,469         12.34          12,792       > 4.00         19,188      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      36,780          7.05          20,879       > 4.00         26,099      >  5.00
  First Mid Bank                  39,469          7.59          20,807       > 4.00         26,009      >  5.00


Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

LIQUIDITY

Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. At June 30, 1998, the excess collateral at the Federal Home Loan Bank will support approximately $78 million of additional advances. Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from operating, investing and financing activities.

EFFECTS OF INFLATION

Unlike industrial companies, virtually all of the assets and liabilities of the Registrant are monetary in nature. As a result, interest rates have a more significant impact on the Registrant's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are affected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Registrant's assets and liabilities which are important to the maintenance of acceptable performance levels. The Registrant attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset these potential effects.

FUTURE ACCOUNTING CHANGES

In June, 1997, the FASB issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial periods beginning after December 15, 1998, and is not expected to have a material impact on the Registrant.

Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS 133") was issued by the FASB in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains of losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Registrant has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Registrant that merged will First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C.
This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. At this time, it is too early to tell whether First Mid Bank will ultimately prevail in the suit and if so, what damages my be recovered.


ITEM  2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 20, 1998. At the meeting, Charles A. Adams, Daniel E. Marvin, Jr., and Ray Anthony Sparks were elected to serve as Class III directors with terms expiring in 2001. Continuing Class I directors (term expiring in 1999) are Kenneth R. Diepholz and Gary W. Melvin and continuing Class II directors (term expiring in 2000) are Richard Anthony Lumpkin, William G. Roley and William S. Rowland. The stockholders also approved the adoption of the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan and ratified the appointment of KPMG Peat Marwick LLP as the Registrant's independent public accountants for the year ending December 31, 1998.

There were 2,000,167 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

Election of directors               For                        Withheld
Charles A. Adams                 1,740,997                      5,123
Daniel E. Marvin, Jr.            1,740,997                      5,123
Ray Anthony Sparks               1,740,997                      5,123

Approval of adoption of Stock Incentive Plan
  For                  Against               Withheld          Broker Non Vote
1,607,720              84,789                 17,570                36,040

Approval of KPMG Peat Marwick LLP as independent public accountants
 For                Against             Withheld          Broker Non Vote
1,723,875            8,089               14,156                  -


ITEM 5.   OTHER INFORMATION

None


ITEM 6.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3) -- Exhibits

(a)(3) -- The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 1998.

FIRST MID-ILLINOIS BANCSHARES, INC.
        (Registrant)

      /s/ Daniel  E. Marvin, Jr.
*-------------------------------------*
          Daniel E. Marvin, Jr.
 President and Chief Executive Officer

      /s/ William S. Rowland
*-------------------------------------*
          William S. Rowland
        Chief Financial Officer

Dated:      August 12, 1998
      *---------------------*

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