Form 10-Q
period 1998-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1998-11-13
CIK 700565

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
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

As of November 10, 1998, 2,008,887 common shares, $4.00 par value, were outstanding.

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                                        September 30,                  December 31,
(In thousands, except share data)                                      1998                           1997
ASSETS
Cash and due from banks:
  Non-interest bearing                                              $ 17,409                         $ 20,486
  Interest bearing                                                       496                              250
Federal funds sold                                                    10,950                            5,925
  Cash and cash equivalents                                           28,855                           26,661
Investment securities:
  Available-for-sale, at fair value                                  130,760                          116,782
  Held-to-maturity, at amortized cost (estimated fair
    value of $3,605 and $3,057 at September 30, 1998
    and December 31, 1997, respectively)                               3,544                            3,020
Loans                                                                346,873                          358,223
Less allowance for loan losses                                         2,837                            2,636
  Net loans                                                          344,036                          355,587
Premises and equipment, net                                           13,087                           12,356
Intangible assets, net                                                 7,978                            8,550
Other assets                                                           8,982                           10,022
  TOTAL ASSETS                                                      $537,242                         $532,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits                                       $ 61,713                         $ 53,599
Interest bearing deposits                                            382,985                          403,999
  Total deposits                                                     444,698                          457,598
Securities sold under agreements to repurchase                        14,075                           10,780
Federal Home Loan Bank advances                                       19,500                            7,000
Long-term debt                                                         5,075                            6,200
Other liabilities                                                      3,697                            5,824
  TOTAL LIABILITIES                                                  487,045                          487,402
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 614 shares in
  1998 and 620 shares in 1997 with stated value of
  $5,000 per share                                                     3,070                            3,100
Common stock, $4 par value; authorized 6,000,000
  shares in 1998 and 1997; issued 2,017,964 shares
  in 1998 and 1,972,709 shares in 1997                                 8,072                            7,891
Additional paid-in-capital                                             8,388                            7,038
Retained earnings                                                     30,390                           27,271
Deferred compensation                                                    915                                                       -
Accumulated other comprehensive income                                   704                              300
Less treasury stock at cost, 12,477 shares in
  1998 and 2,000 shares in 1997                                       (1,342)                             (24)
TOTAL STOCKHOLDERS' EQUITY                                            50,197                           45,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $537,242                         $532,978
See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                                  THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     September 30,                               September 30,
                                              1998                  1997                  1998                  1997
INTEREST INCOME:
  Loans                                     $ 7,277               $ 7,662               $21,887               $22,363
  Investment securities                       1,930                 1,851                 5,855                 5,631
  Federal funds sold                            122                    44                   283                   122
  Deposits with financial institutions            8                    50                    28                    73
    Total interest income                     9,337                 9,607                28,053                28,189
INTEREST EXPENSE:
  Deposits                                    4,160                 4,489                12,625                12,629
  Securities sold under agreements
    to repurchase                               137                   111                   250                   394
  Federal Home Loan Bank advances               273                   182                   745                   881
  Federal funds purchased                         1                    10                    17                    25
  Long-term debt                                 95                   117                   299                   341
    Total interest expense                    4,666                 4,909                13,936                14,270
    Net interest income                       4,671                 4,698                14,117                13,919
  Provision for loan losses                     100                   210                   400                   460
    Net interest income after
      provision for loan losses               4,571                 4,488                13,717                13,459
OTHER INCOME:
  Trust revenues                                426                   338                 1,257                 1,212
  Brokerage revenues                             85                   126                   239                   346
  Service charges                               470                   465                 1,410                 1,326
  Securities gains(losses), net                  52                    -                     64                    (6)
  Mortgage banking income                       209                   122                   826                   291
  Other                                         264                   245                   799                   736
    Total other income                        1,506                 1,296                 4,595                 3,905
OTHER EXPENSE:
  Salaries and employee benefits              2,153                 1,950                 6,384                 5,868
  Occupancy, furniture, equipment, net          754                   741                 2,192                 2,099
  Intangible asset amortization                 191                   179                   573                   518
  Stationary and supplies                       148                   179                   498                   478
  Legal and professional                        258                   234                   680                   619
  Marketing and promotion                       108                   108                   371                   398
  Other                                         628                   545                 1,988                 1,655
    Total other expense                       4,240                 3,936                12,686                11,635
  Income before income taxes                  1,837                 1,848                 5,626                 5,729
  Income taxes                                  574                   663                 1,832                 2,040
    Net income                              $ 1,263               $ 1,185               $ 3,794               $ 3,689
Per common share data:
Basic earnings per share                    $   .59               $   .57               $  1.79               $  1.81
Diluted earnings per share                  $   .56               $   .54               $  1.68               $  1.70
See accompanying notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                 NINE MONTHS ENDED
                                                                                   September 30,
                                                                         1998                          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 3,794                       $ 3,689
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for loan losses                                                400                           460
  Depreciation, amortization and accretion, net                          1,537                         1,366
  (Gain)loss on sale of securities, net                                    (64)                            6
  (Gain)loss on sale of fixed assets & real estate owned, net              171                            (3)
  Gain on sale of loans held for sale, net                                (634)                         (212)
  Origination of loans held for sale                                   (52,123)                      (17,437)
  Proceeds from sale of loans held for sale                             51,143                        17,298
  (Increase)decrease in other assets                                       925                          (973)
  Decrease in other liabilities                                         (1,896)                         (280)
Net cash provided by operating activities                                3,253                         3,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                                (75)                          (62)
Purchases of premises and equipment                                     (1,629)                       (1,097)
Net (increase)decrease in loans                                         12,765                       (14,426)
Proceeds from sales of:
  Securities available-for-sale                                          6,848                         9,983
Proceeds from maturities of:
  Securities available-for-sale                                         42,590                        19,650
  Securities held-to-maturity                                              420                           155
Purchases of:
  Securities available-for-sale                                        (62,933)                      (26,958)
  Securities held-to-maturity                                             (799)                         (170)
Purchase of financial organization, net of cash                             -                         22,416
Net cash provided by (used in) investing activities                     (2,813)                        9,491
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in deposits                                     (12,900)                       14,657
Increase(decrease) in securities sold under
  agreements to repurchase                                               3,295                        (9,170)
Increase(decrease) in FHLB advances                                     12,500                       (22,426)
Repayment of long-term debt                                             (1,125)                         (750)
Proceeds from issuance of long-term debt                                    -                          1,000
Purchase of treasury stock                                               (403)                            -
Proceeds from issuance of common stock                                    878                            838
Dividends paid on preferred stock                                         (16)                           (16)
Dividends paid on common stock                                           (475)                          (425)
Net cash provided by (used in) financing activities                      1,754                       (16,292)
Increase(decrease) in cash & cash equivalents                            2,194                        (2,887)
Cash & cash equivalents at beginning of period                          26,661                        27,111
Cash and cash equivalents at end of period                             $28,855                       $24,224
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                             $13,651                       $14,623
  Income taxes                                                         $ 2,088                       $ 2,285
Loans transferred to real estate owned                                 $   537                       $   579
Dividends reinvested in common shares                                  $   623                       $   529
See accompanying notes to consolidated financial statements (unaudited).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Registrant") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). First Mid Insurance began operations during the second quarter of 1998. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 1998 and 1997, and all such adjustments are of a normal recurring nature. The results of the interim periods ended September 30, 1998, are not necessarily indicative of the results expected for the year ending December 31, 1998.

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


The components of basic and diluted earnings per common share are as follows:

                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
September 30,                           1998                1997                1998                1997
BASIC EARNINGS PER SHARE:
Net income                           $1,263,000          $1,185,000          $3,794,000          $3,689,000
Less preferred stock dividends          (71,000)            (72,000)           (214,000)           (215,000)
Net income available to
  common stockholders                $1,192,000          $1,113,000          $3,580,000          $3,474,000
Weighted average common shares
  outstanding                         2,008,549           1,945,720           1,996,937           1,919,264
Basic Earnings per Common Share           $ .59               $ .57              $ 1.79              $ 1.81
DILUTED EARNINGS PER SHARE:
Net income available to
  common stockholders                $1,192,000          $1,113,000          $3,580,000          $3,474,000
Conversion of preferred stock            71,000              72,000             214,000             215,000
Net income available to common
  stockholders after conversion      $1,263,000          $1,185,000          $3,794,000          $3,689,000
Weighted average common shares
  outstanding                         2,008,549           1,945,720           1,996,937           1,919,264
Conversion of stock options               9,180               -                   8,551               -
Conversion of preferred stock           248,179             250,604             249,440             250,604
Diluted weighted average common
  shares outstanding                  2,265,908           2,196,324           2,254,928           2,169,868
Diluted Earnings per Common Share         $ .56               $ .54              $ 1.68              $ 1.70


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

(in thousands)                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
September 30,                                                 1998             1997             1998            1997
Net income                                                  $1,263           $1,185          $ 3,794         $ 3,689
Other comprehensive income, net of tax:
  Unrealized gains during the period                           388              281              446             205
  Reclassification adjustment for net
  (gains)losses realized in net income                        (34)                -             (42)               4
Comprehensive income                                        $1,617           $1,466           $4,198          $3,898

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Registrant and its subsidiaries for the three months ended and nine months ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as, discussions of the Registrant's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules for Year 2000 work. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. With respect to the Registrant's Year 2000 work, such uncertainties also include the Registrant's ability to continue to fund its Year 2000 renovation and to retain capable staff through the completion of its Year 2000 renovation and the ability of its vendors, clients, counter parties and customers to complete Year 2000 renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to the Registrant without disruption, as well as the Registrant's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.

OVERVIEW

Net income for the three months ended September 30, 1998, increased to $1,263,000, up 6.6% from $1,185,000 for the same period of 1997. Diluted earnings per share for the quarter increased $.02 per share to $.56 as compared to $.54 per share earned in the same quarter of 1997.

Net income for the nine months ended September 30, 1998, increased to $3,794,000, up 2.9% from $3,689,000 for the same period of 1997. Diluted earnings per share for the period decreased 2 cents per share to $1.68 as compared to $1.70 per share earned in the same period of 1997.A summary of the factors which contributed to the changes in net income for the three months and nine months ended September 30, 1998 is shown in Table 1.

TABLE 1 EFFECT ON EARNINGS
                                                 1998 VS 1997
(in thousands)                       THREE MONTHS             NINE MONTHS
Net interest income                   $   (27)                 $   198
Provision for loan losses                 110                       60
Other income, including
  securities transactions                 210                      690
Other expenses                           (304)                  (1,051)
Income taxes                               89                      208
Increase in net income                 $   78                   $  105

The following table shows the Registrant's annualized performance ratios for the nine months ended September 30, 1998 compared to the performance ratios for the year ended December 31, 1997:

                                       SEPTEMBER 30,         December 31,
                                          1998                    1997
Return on average assets                  .96%                    .90%
Return on average equity                10.50%                  11.08%
Return on average common equity         10.59%                  11.23%
Average equity to average assets         9.14%                   8.11%


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

RESULTS OF OPERATIONS

NET INTEREST INCOME

The largest source of operating revenue for the Registrant is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such deposits.

For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax-equivalent ("TE") adjustment. The Registrant's average daily balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

TABLE 2 DISTRIBUTION OF CONSOLIDATED ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY - INTEREST, RATES AND NET YIELDS

                                              NINE MONTH ENDED                           YEAR ENDED
                                           SEPTEMBER 30, 1998 <F4>                     DECEMBER 31, 1997
                                         AVERAGE                 AVERAGE         AVERAGE                AVERAGE
                                         BALANCE      INTEREST    RATE           BALANCE     INTEREST    RATE
ASSETS:
Interest-bearing deposits               $   713       $    37     5.24%         $ 1,497       $   75     5.01%
Federal funds sold                        7,055           378     5.36%           4,254          230     5.41%
Investment securities
  Taxable                               112,941         7,048     6.24%         107,124        6,759     6.31%
  Tax-exempt<F1>                         15,248         1,150     7.54%          13,046        1,062     8.14%
Loans <F2><F3>                          348,850        29,182     8.37%         355,167       30,040     8.46%
Total earning assets                    484,807        37,795     7.80%         481,088       38,166     7.93%
Cash and due from banks                  16,057                                  18,363
Premises and equipment                   12,613                                  11,916
Other assets                             16,206                                  17,056
Allowance for loan losses                (2,803)                                 (2,672)
Total assets                           $526,880                                $525,751
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing deposits
  Demand deposits                      $126,153         3,810     3.02%        $125,666      $ 3,684     2.93%
  Savings deposits                       38,278           870     2.27%          38,642          999     2.59%
  Time deposits                         220,386        12,153     5.51%         226,431       12,464     5.50%
Securities sold under
  agreements to repurchase                7,107           333     4.69%          10,806          488     4.52%
FHLB advances                            18,434           994     5.39%          17,221        1,018     5.91%
Federal funds purchased                     431            22     5.20%             502           26     5.18%
Long-term debt                            5,817           398     6.85%           6,584          452     6.87%
Total interest-bearing
    liabilities                         416,606        18,580     4.46%         425,852       19,131     4.49%
Demand deposits                          58,518                                  52,660
Other liabilities                         3,600                                   4,601
Stockholders' equity                     48,156                                  42,638
Total liabilities & equity             $526,880                                $525,751
Net interest income (TE)                             $ 19,215                               $ 19,035
Net interest spread                                               3.34%                                  3.44%
Impact of non-interest bearing funds                               .63%                                   .52%
Net yield on interest-earning assets                              3.97%                                  3.96%

<F1>    Interest income and rates are presented on a tax-equivalent basis
        ("TE") assuming  a federal income tax rate of 34%.
<F2>    Loans fees are included in interest income and are not material.
<F3>    Nonaccrual loans have been included in the average balances.
<F4>    1998 interest income and expense amounts have been annualized based on results through September 30, 1998. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE), on an annualized basis, for the nine months ended September 30, 1998 and 1997
(in thousands):

TABLE 3     ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

                                                               1998 COMPARED TO 1997
                                                             INCREASE - (DECREASE)<F5>
                                    TOTAL                                                 RATE/
                                    CHANGE            VOLUME             RATE            VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits         $  (38)           $  (39)             $   4             $ (3)
Federal funds sold                   148               151                (2)               (1)
Investment securities:
  Taxable                            289               367               (74)               (4)
  Tax-exempt <F1>                     88               179               (78)              (13)
Loans <F2><F3>                      (858)             (534)             (330)                6
  Total interest income             (371)              124              (480)              (15)
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits                    126                14                111               1
  Savings deposits                  (129)               (9)              (121)              1
  Time deposits                     (311)             (333)                23              (1)
Securities sold under
  agreements to repurchase          (155)             (167)                19              (7)
FHLB advances                        (24)               72                (90)             (6)
Federal funds purchased               (4)               (4)                 -               -
Long-term debt                       (54)              (53)                (1)              -
  Total interest expense            (551)             (480)               (59)            (12)
 Net interest income               $ 180             $ 604              $(421)           $ (3)

<F1>   Interest income and rates are presented on a tax equivalent basis, assuming a federal income tax rate of 34%.
<F2>   Loan fees are included in interest income and are not material.
<F3>   Nonaccrual loans are not material and have been included in the average balances.
<F4>   The changes in rate/volume are computed on a consistent basis by multiplying the change in rates by the change in volume.
<F5>   1998 interest income and expense amounts have been annualized based on results through September 30, 1998. The annualized amounts are not necessarily indicative of the actual amounts that are expected or that will occur for the year ending December 31, 1998.

On an annualized tax equivalent basis, net interest income increased $180,000, or .9% in 1998, compared to an annualized increase of $718,000, or 4.0% in 1997. As set forth in Table 3, the slight improvement in net interest income in 1998 was due primarily to the increases in the volume of earning assets and decreases in the volume of interest-bearing liabilities, partially offset by the effect of changes in interest rates. In 1997, the increase in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities.

For the first nine months of 1998, average earning assets increased by $3,719,000, or .8%, and average interest-bearing liabilities decreased $9,246,000, or 2.2%, compared with 1997, as shown in Table 2. The higher volume of earning assets was primarily the result of investment growth in 1998. As a percentage of average earning assets, average loans decreased from 73.8% in 1997 to 72.0% for the first nine months of 1998, while average securities increased from 25.0% in 1997 to 26.4% for the first nine months of 1998.

The interest margin increased slightly from 3.96% in 1997 to 3.97% during the first nine months of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first nine months of 1998 was $400,000, a decrease of $60,000 from $460,000 for the same period in 1997. For additional information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

An important source of the Registrant's revenue is derived from other income. The following table sets forth the major components of other income for the three months and nine months ended September 30, 1998 and 1997 (in thousands):

TABLE 4  OTHER INCOME

                                           THREE MONTHS ENDED                            NINE MONTHS ENDED
                                        1998           1997         $ CHANGE          1998          1997         $ CHANGE
Trust                                  $ 426          $ 338            $ 88        $ 1,257       $ 1,212           $ 45
Brokerage                                 85            126             (41)           239           346           (107)
Securities gains(losses)                  52              -              52             64           (6)             70
Service charges                          470            465               5          1,410         1,326             84
Mortgage banking                         209            122              87            826           291            535
Other                                    264            245              19            799           736             63
  Total other income                  $1,506         $1,296           $ 210         $4,595        $3,905          $ 690


The Registrant's other income increased to $4,595,000 in the first nine months of 1998 as compared to $3,905,000 in the same period of 1997.

Trust revenues increased to $1,257,000 in the first nine months of 1998 from $1,212,000 for the same period in 1997. This increase of $45,000 is the net effect of increases in the fee structure for trust accounts and growth in employee benefit accounts managed by the Trust Department which were partially offset by lower farm management fees. Lower farm management fees are the result of both lower commodity prices and the timing of grain sales. Trust assets decreased 2.8% to $317,623,000 at September 30, 1998 from $326,935,000 at
December 31, 1997 and increased from $302,589,000 at September 30, 1997. The increase from September, 1997 to September, 1998 in trust assets was due primarily to growth of the trust accounts under management.

Revenues from brokerage operations decreased by 30.9% in the first nine months of 1998, as compared to the same period in 1997, primarily as a result of intense competition from local brokerage firms. This competition is not expected to diminish and management does not anticipate brokerage revenues returning to their 1997 levels.

Net securities gains for the first nine months of 1998 were $64,000, as compared to net securities losses of $6,000 for the same period of 1997.

Service charges amounted to $1,410,000 in the first nine months of 1998, as compared to $1,326,000 for the same period of 1997. This increase of $84,000 or 6.3% in service charges was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's, an increase in the volume associated with these accounts, and an increase in overdraft fees.

First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. Mortgage banking income from such fixed rate loans originated and subsequently sold into the secondary market amounted to $826,000 in the first nine months of 1998 as compared to $291,000 for the same period of 1997. This $535,000 increase in 1998 was attributed to a substantial increase in the volume of loans sold by First Mid Bank to $50.5 million (representing 616 loans) from $17.0 million in 1997 (representing 260 loans) and to re-financings by customers as a result of a low interest rate environment. The increase in the volume of fixed rate loan originations is to a large degree the result of a flat yield curve that enables borrowers to lock in low long-term rates. If the yield curve were to return to its historical norm, management anticipates that the volume of loan originations (and therefore the amount of revenue recognized from the sale of loans) would diminish.

OTHER EXPENSE

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the nine months and three months ended September 30, 1998 and 1997 (in thousands):

TABLE 5     OTHER EXPENSE

                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                1998           1997         CHANGE          1998          1997         CHANGE
Salaries and benefits         $2,153         $1,950         $ 203         $6,384        $5,868        $ 516
Occupancy and equipment          754            741            13          2,192         2,099           93
FDIC premiums                     26             27            (1)            82            12           70
Amortization of intangibles      191            179            12            573           518           55
Stationery and supplies          148            179           (31)           498           478           20
Legal and professional fees      258            234            24            680           619           61
Marketing and promotion          108            108             -            371           398          (27)
Other operating expenses         602            518            84          1,906         1,643          263
  Total other expense         $4,240         $3,936         $ 304        $12,686       $11,635       $1,051

The Registrant's non-interest expense amounted to $12,686,000 for the first nine months of 1998 as compared to $11,635,000 for the same period in 1997, an increase of $1,051,000 or 9.0%.

Salaries and employee benefits, the largest component of other expense, increased to $6,384,000 for the first nine months of 1998 as compared to $5,868,000 for the same period in 1997. This 8.8% increase was partly due to normal annual salary adjustments to employees, higher benefit costs, and an increase of approximately $93,000 for incentive compensation.

Occupancy, furniture and equipment expense increased to $2,192,000 for the first nine months of 1998 as compared to $2,099,000 for the same period in 1997. This $93,000, or 4.4%, increase included depreciation expense recorded on technology equipment placed in service as well as items for document imaging, report imaging, home banking and wide-area network projects.

The cost of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") for the first nine months of 1998 was $82,000, remaining
fairly constant as compared to $81,000 for the same period in 1997.   However,
during the first quarter of 1997, the Registrant received a refund of $69,000 on the 1996 assessments of the Savings Association Insurance Fund ("SAIF").

Amortization of intangible assets increased 10.6% when comparing the first nine months of 1998 to the same period in 1997. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Charleston branch in March, 1997.

During the first nine months of 1998, all other operating expenses increased $317,000 or 10.1% to $3,455,000 from $3,138,000 for the same period in 1997.
This increase was primarily due to net losses of $171,000 on the sale of other real estate owned, start up cost associated with the implementation of the merchant debit card program, start up costs associated with the wide area network, and costs associated with the Year 2000 issue.

INCOME TAXES

Total income tax expense amounted to $1,832,000 for the first nine months of 1998 as compared to $2,040,000 for the same period in 1997. Effective tax rates were 32.6% and 35.5% for the first nine months of 1998 and 1997, respectively.

THE YEAR 2000 ISSUE

Like other businesses dependent upon computerized information processing, the Registrant must deal with "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Computer programmers and other designers of equipment that use microprocessors have abbreviated dates by eliminating the first two digits of the year. As the year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

The Registrant's data processing software and hardware provide essential support to virtually all of its businesses, so successfully addressing Year 2000 issues is of the highest importance. Failure to complete renovation of the critical systems used by the Registrant on a timely basis could have a materially adverse affect on its operations and financial performance, as could Year 2000 problems experienced by others with whom the Registrant does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Registrant's remediation efforts or the efforts of those with whom it does business not be successful.

The Registrant has a dedicated Year 2000 project team whose members have significant experience on the Registrant's applications which run on both main frame and desk top applications. Virtually all applications used by the Registrant were developed by third party vendors who have represented that their systems were developed using four digit years.

The Registrant completed the information technology portion of the assessment and inventory phases of its Year 2000 project in early 1998. Full time renovation began in the first quarter of 1998. Testing and implementation activities have been underway on mission critical applications since late 1997. The Registrant has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Mattoon. As of September 30, 1998, the Registrant had completed approximately 75% of its renovation, 60% of its testing and 65% of its implementation for its mission critical applications (including vended and out-sourced applications). All implementation includes testing with dates into the Year 2000 and internal user acceptance. The balance of these applications are planned to be renovated, tested and implemented by December 31, 1998. With respect to non-mission critical applications, the Registrant's target for completion of Year 2000 work is mid-1999.

The Year 2000 project team is also responsible for addressing issues that are not directly related to data processing systems. The Task Force is coordinating a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The Task Force is also coordinating a review of the Year 2000 status of power and telecommunications providers at each important location, as these services are critical to its business. Contingency plans are being developed for the Registrant's important locations. The actions taken pursuant to these plans will depend in part on the Registrant's assessment of the readiness of specific providers in the power and telecommunications industries.

The Task Force is also monitoring programs to contact vendors and suppliers to determine their Year 2000 readiness. Although the Registrant is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans are being developed where practical to provide the Registrant with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect the Registrant.

As part of its credit analysis process, the Registrant is assessing the Year 2000 readiness of its significant credit customers and is using this information in the methodology of assessing the adequacy of the allowance for possible loan losses. In addition, as part of its fiduciary activities, the Registrant has developed and is implementing a plan for taking the Year 2000 issue into consideration, and to evaluate and deal with Year 2000 issues associated with property held in trust. The Registrant's personnel have also conducted several workshops for its customers, as well as for the community as a whole, to explain the Year 2000 issues and the Registrant's Year 2000 program.

The Registrant conducts an ongoing review of its estimated Year 2000 external expenditures which are currently estimated to be approximately $100,000. This estimate includes the cost of purchasing licenses for software programming tools but does not reflect the cost of the time of internal staff. All Year 2000 costs are expensed as incurred. As of September 30, 1998, approximately 50% of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly over the next 18 months.

The cost of the time of internal staff devoted to the Year 2000 project is significant. This expense is not included in the above statement. Because of the priority given to the Year 2000 work by the Registrant, some other technology-related projects have been delayed. However, such delays are not expected to have a material effect on the ongoing business operations of the Registrant.

ANALYSIS OF BALANCE SHEETS

SECURITIES

The Registrant's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Registrant's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for September 30, 1998 and December 31, 1997 (in thousands):

TABLE 6  INVESTMENT PORTFOLIO

                                              SEPTEMBER 30,                  DECEMBER 31,
                                                  1998                           1997
                                                                % OF                           % OF
                                              AMOUNT            TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                                $ 77,528            58%         $ 80,509          67%
Obligations of states and
 political subdivisions                        20,476            15%           12,820          11%
Mortgage-backed securities                     32,642            25%           23,272          20%
Other securities                                2,591             2%            2,747           2%
    Total securities                         $133,237           100%         $119,348         100%


At September 30, 1998, the Registrant's investment portfolio showed a slight decrease in the composition of U.S. Government agency securities as well as an increase in mortgage-backed securities and obligations of states and political subdivisions. This change in the portfolio mix improved the repricing characteristics of the portfolio and helped reduce the Registrant's exposure to interest rate risk in a rising interest rate environment.

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 1998 and December 31, 1997 were as follows (in thousands):

TABLE 7  INVESTMENTS AT AMORTIZED COST / ESTIMATED FAIR VALUE

                                                        GROSS               GROSS             ESTIMATED
                                     AMORTIZED        UNREALIZED          UNREALIZED             FAIR
September 30, 1998                     COST             GAINS               LOSSES               VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                   $ 77,528            $ 593               $ (85)              $ 78,036
Obligations of states and
 political subdivisions               16,932              431                 (13)                17,350
Mortgage-backed securities            32,642              180                 (39)                32,783
Federal Home Loan Bank stock           1,925               -                   -                   1,925
Other securities                         666               -                   -                     666
 Total available-for-sale           $129,693           $1,204              $ (137)              $130,760
Held-to-maturity:
Obligations of states and
 political subdivisions             $  3,544             $ 61               $   -               $  3,605

                                                               GROSS                 GROSS              ESTIMATED
                                       AMORTIZED            UNREALIZED            UNREALIZED              FAIR
December 31, 1997                        COST                  GAINS                LOSSES                VALUE
Available-for-sale:
U.S. Treasury securities
 and obligations of
 U.S. Government Agencies
 and corporations                      $ 80,509                $ 198              $ (256)               $ 80,451
Obligations of states and
 political subdivisions                   9,800                  373                  -                   10,173
Mortgage-backed securities               23,272                  195                 (56)                 23,411
Federal Home Loan Bank stock              2,115                   -                   -                    2,115
Other securities                            632                   -                   -                      632
 Total available-for-sale              $116,328                $ 766              $ (312)               $116,782
Held-to-maturity:
Obligations of states and
 political subdivisions                $  3,020                $  41              $   (4)               $  3,057


The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 1998 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

TABLE 8  INVESTMENT MATURITY SCHEDULE

                                      ONE            AFTER 1          AFTER 5          AFTER
                                     YEAR            THROUGH          THROUGH           TEN
                                    OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                     $ 4,666          $40,534          $32,328          $   -           $ 77,528
Obligations of state and
  political subdivisions             1,888            4,074            3,469            7,501           16,932
Mortgage-backed securities           4,500            10,548           7,917            9,677           32,642
Other securities                       -                -                -              2,591            2,591
Total available-for-sale           $11,054           $55,156         $43,714          $19,769         $129,693
Weighted average yield                5.73%            6.08%            6.02%           4.75%            5.96%
Full tax-equivalent yield             6.18%            6.28%            6.21%           5.69%            6.29%
Held-to-maturity:
Obligations of state and
  political subdivisions           $   361          $ 1,795          $   943          $   445         $ 3,544
Weighted average yield                5.00%            5.18%            4.57%            5.74%           5.05%
Full tax-equivalent yield             7.57%            7.86%            6.93%            8.70%           7.66%

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

With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 1998.

Proceeds from sales of investment securities and realized gains and losses were as follows for the periods ended September 30, 1998 and December 31, 1997:

                                September 30,             December 31,
(in thousands)                      1998                      1997
Proceeds from sales              $ 6,848                   $ 9,983
Gains                                 67                        20
Losses                                 3                        26

In total, the investment portfolio increased $14 million as a result of increased cash from mortgage re-financings in the loan portfolio. Due to the relatively flat yield curve throughout the year, the Registrant experienced an increase in demand by customers for fixed-rate mortgage loans which were originated and subsequently sold in the secondary market.

LOANS

The loan portfolio is the largest category of the Registrant's earning assets. The following table summarizes the composition of the loan portfolio for the periods ended September 30, 1998 and December 31, 1997:

TABLE 9  COMPOSITION OF LOANS

                               September 30,            DECEMBER 31,
(in thousands)                      1998                    1997
Commercial, financial
  and agricultural                 $ 74,089                $ 73,854
Real estate - mortgage              245,174                 252,312
Installment                          26,727                  29,266
Other                                   883                   2,791
  Total loans                      $346,873                $358,223


The Registrant had loan concentrations in agricultural industries of 14.5% at September 30, 1998 and 13.8% at December 31, 1997. The Registrant had no further industry loan concentrations in excess of 10% of outstanding loans.

The 2.8% decrease in the real estate mortgage loan category was primarily due to the $38.8 million (representing 404 loans) of long-term fixed rate loans sold in the secondary market with servicing released. Many of these loans were re-finances of existing loans.


TABLE 10  LOAN MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY

The following table presents the balance of loans outstanding as of September 30, 1998, by maturities (dollars in thousands):


MATURITY <F1>
                                                        OVER 1
                                 ONE YEAR              THROUGH               OVER
                                 OR LESS<F2>           5 YEARS              5 YEARS              TOTAL
Commercial, financial
  and agricultural              $ 50,205             $ 21,278              $ 2,606              $ 74,089
Real estate - mortgage            57,802              141,979               45,393               245,174
Installment                        6,648               19,416                  663                26,727
Other                                330                  192                  361                   883
  Total loans                   $114,985             $182,865             $ 49,023              $346,873

<F1>  Based on scheduled principal repayments.
<F2>  Includes demand loans, past due loans and overdrafts.

As of September 30, 1998, loans with maturities over one year consisted of $198,688,000 in fixed rate loans and $33,200,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Registrant has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "troubled debt restructurings".

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

TABLE 11  NONPERFORMING LOANS

                                  September 30,           December 31,
                                       1998                    1997
Nonaccrual loans                     $2,907                  $1,194
Loans past due ninety days
  or more and still accruing            441                     145
Restructured loans which are
  performing in accordance
  with revised terms                     93                     346
Total Nonperforming Loans            $3,441                  $1,685


The $1.7 million increase in nonperforming loans was the net result of a $.9 million commercial loan becoming nonaccrual during the second quarter of 1998, a $1.2 million commercial loan becoming nonaccrual during the third quarter of 1998 and a $.4 million loan being removed from the nonaccrual list and transferring the balance to other real estate owned. This property was sold on October 1, 1998 at its carrying value of $.4 million.

At September 30, 1998, management has identified approximately $250,000 exposure associated with the $2.9 million nonaccrual loans. This exposure was considered in determining the adequacy of the allowance for possible loan losses as of September 30, 1998.

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $251,000 for the first nine months of 1998. Interest income that was included in income totaled $6,000 for this same period.

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

LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Registrant's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific a locations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current and anticipated economic conditions in the region where the Registrant operates.

Management recognizes that there are risk factors which are inherent in the Registrant's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Registrant's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Registrant's success. At September 30, 1998, the Registrant's loan portfolio included $50.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $.8 million from $49.3 million at December 31, 1997. In addition to agricultural lending, the Registrant has historically had substantial residential mortgage lending activity in and around east central Illinois. At September 30, 1998, these loans amounted to $167.5 million or 48.3% of total loans. Such residential mortgage loans amounted to $181.3 million or 50.6% of total loans at December 31, 1997.

Loan loss experience for the nine months ended September 30, 1998 and for the year ended December 31, 1997 are as follows (dollars in thousands):

TABLE 12  ALLOWANCE FOR LOAN LOSSES

                                   September 30,          December 31,
                                        1998                   1997
Average loans outstanding,
  net of unearned income             $348,850               $355,167
Allowance-beginning of year             2,636                  2,684
Charge-offs:
Commercial, financial
  and agricultural                        158                    588
Real estate-mortgage                       21                     69
Installment                                98                    145
  Total charge-offs                       277                    802
Recoveries:
Commercial, financial
  and agricultural                         25                     28
Real estate-mortgage                       30                      1
Installment                                23                     25
  Total recoveries                         78                     54
Net charge-offs                           199                    748
Provision for loan losses                 400                    700
Allowance-end of period               $ 2,837               $  2,636
Ratio of net charge-offs to
  average loans                           .08%                   .21%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                       .82%                   .74%
Ratio of allowance for loan
  losses to nonperforming
  loans                                  82.4%                 156.4%


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

During the first nine months of 1998, the Registrant had net charge-offs of $199,000 as compared to $748,000 for the year ended December 31, 1997. Management provided $400,000 for loan losses during the first nine months of 1998 as compared to $460,000 for the same period in 1997.

On September 30, 1998, the allowance for loan losses amounted to $2,837,000, or
 .82% of total loans, and 82.4% of nonperforming loans. At December 31, 1997, the allowance was $2,636,000, or .74% of total loans and 156.4% of nonperforming loans. The ratio of the allowance for loan loss to total nonperforming loans decreased substantially from 156.4% at December 31, 1997 to 82.4% at September 30, 1998 due to the aforementioned increases in nonperforming loans. The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

TABLE 13  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                              September 30,                 December 31,
                                 1998                           1997
                         ALLOWANCE       % OF          ALLOWANCE        % OF
                            FOR          LOANS            FOR           LOANS
                            LOAN        TO TOTAL          LOAN         TO TOTAL
                           LOSSES         LOANS          LOSSES          LOANS
Commercial, financial
  and agricultural        $ 1,843        21.3%          $ 1,699          20.6%
Real estate-mortgage          264        70.7%              245          70.4%
Installment                   221         7.7%              192           8.2%
Other                          -           .3%               -             .8%
Total allocated             2,328                         2,136
Unallocated                   509          N/A              500            N/A
Allowance at end of
  reported period         $ 2,837        100.0%         $ 2,636         100.0%


The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses.

DEPOSITS

Funding the Registrant's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Registrant continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at September 30, 1998 and December 31, 1997 (dollars in thousands):

TABLE 14  COMPOSITION OF DEPOSITS

                                      SEPTEMBER 30,                 DECEMBER 31,
                                           1998                          1997
                                                WEIGHTED                      WEIGHTED
                                                 AVERAGE                       AVERAGE
                                  AMOUNT          RATE           AMOUNT         RATE
Demand deposits:
  Non-interest bearing            $58,518            -         $ 52,660            -
  Interest bearing                126,153          3.02%        125,666          2.93%
Savings                            38,278          2.27%         38,642          2.59%
Time deposits                     220,386          5.51%        226,431          5.50%
  Total average deposits         $443,335          3.80%       $443,399          3.87%

Although total average deposits remained constant from December 31, 1997 to September 30, 1998, the ending balance of total deposits decreased by $13 million. This decrease can be attributed to the decrease in public funds in time deposits over $100,000, as well as being attributed to the movement, in early 1998, of approximately $9 million from money market accounts into a new product, Repurchase Agreements, reported as "Other Borrowings".

The following table sets forth the maturity of time deposits of $100,000 or more as of September 30,1998 and December 31, 1997 (in thousands):

TABLE 15  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE

                         September 30,       December 31,
                             1998                1997
3 months or less           $ 21,919            $ 21,715
Over 3 through 6 months      13,529              12,287
Over 6 through 12             4,099               6,438
Over 12 months                9,336              10,293
  Total                    $ 48,883            $ 50,733

OTHER BORROWINGS

Other borrowings consist of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") advances. Information relating to other borrowings for the nine months ended September 30, 1998 and the year ended December 31, 1997 is presented below (in thousands):

TABLE 16  SCHEDULE OF OTHER BORROWINGS

                                                          September 30,                 December 31,
                                                              1998                         1997
End of period:
  Securities sold under agreements to repurchase            $14,075                      $10,780
  Federal Home Loan Bank advances:
    Overnight                                                    -                            -
    Fixed term - due in one year or less                         -                            -
    Fixed term - due after one year                          19,500                        7,000
  Federal funds purchased                                        -                            -
    Total                                                   $33,575                      $17,780
    Average interest rate at end of period                     4.99%                        5.01%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase            $14,075                      $17,710
  Federal Home Loan Bank advances:
    Overnight                                                 5,500                       23,733
    Fixed term - due in one year or less                         -                        16,000
    Fixed term - due after one year                          20,500                        9,000
  Federal funds purchased                                     5,750                            -
    Total                                                   $45,825                      $66,443
Averages for the Period
  Securities sold under agreements to repurchase            $ 7,107                      $10,806
  Federal Home Loan Bank advances:
    Overnight                                                   266                        6,933
    Fixed term - due in one year or less                         -                         3,455
    Fixed term - due after one year                          18,168                        6,833
  Federal funds purchased                                       431                          502
    Total                                                   $25,972                      $28,529
    Average interest rate during the period                    5.20%                        5.02%


Securities sold under agreements to repurchase are short-term debt obligations of First Mid Bank. First Mid Bank pledges as collateral, securing any obligation to pay the amount due, certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois.

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

In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Registrant's interest rate repricing gaps for selected maturity periods at September 30, 1998 (in thousands):

TABLE 17  GAP TABLE

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:          0-1               1-3               3-6              6-12             12+
Deposits with other financial
  institutions                 $    496           $   -           $     -            $   -         $      -
Federal funds sold               10,950               -                 -                -                -
Taxable investment securities    23,073            17,778            19,265            11,021           38,679
Nontaxable investment securities    -               1,779               661               238           19,257
Loans                            44,948            19,454            32,203            40,987          209,281
  Total                        $ 79,467          $ 39,011          $ 52,129          $ 52,246        $ 267,217
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts     113,650               -                 -                -               -
Money market accounts            39,220               -                 -                -               -
Other time deposits              25,280            35,633            59,344            37,533           72,326
Other borrowings                 14,075               -               4,000              -              15,500
Long-term debt                    5,075               -                 -                -               -
  Total                       $ 197,300          $ 35,633          $ 63,344          $ 37,533         $ 87,826
  Periodic GAP                $(117,833)          $ 3,378         $ (11,215)         $ 14,713         $179,391
  Cumulative GAP              $(117,833)        $(114,455)        $(125,670)        $(110,957)        $ 68,434
GAP as a % of interest earning assets:
  Periodic                       (24.0%)               .7%             (2.3%)             3.0%            36.6%
  Cumulative                     (24.0%)            (23.4%)           (25.6%)           (22.6%)           14.0%


At September 30, 1998, the Registrant was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin.

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

CAPITAL RESOURCES

At September 30, 1998, the Registrant's stockholders' equity amounted to $50,197,000, a $4,621,000 or 10.1% increase from the $45,576,000 balance as of
December 31, 1997. During the nine month period ended September 30, 1998, net income contributed $3,794,000 to equity before the declaration of dividends to preferred stockholders amounting to $285,000. The change in net unrealized gain on available-for-sale investment securities increased stockholders' equity by $404,000, net of tax.

The Registrant issues common stock as part of a deferred compensation plan for its directors and certain senior officers and as an investment option under the Registrant's 401-K (First Retirement and Savings Plan) for its employees. For the nine month period ended September 30, 1998, the following shares were issued:

            *  3,559 shares pursuant to the Deferred Compensation Plan
            *  20,834 shares pursuant to the First Retirement and Savings Plan

For the year ended December 31, 1997, the following shares were issued:

            *  11,403 shares pursuant to the Deferred Compensation Plan
            *  44,893 shares pursuant to the First Retirement and Savings Plan

Effective September 30, 1998, the Registrant adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED" ("EITF 97-14") for purposes of the Fist Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (the "Plan"). Upon adoption of EITF 97-14, the Registrant has reclassified the cost basis of its common stock issued and held in trust in connection with the Plan of approximately $915,000 to treasury stock. The Registrant also reclassified the cost basis of its related deferred compensation obligation of approximately $915,000 from other liabilities to an equity instrument (deferred compensation).

The Registrant has a Dividend Reinvestment Plan whereby common and preferred shareholders can elect to have their cash dividends automatically reinvested into newly-issued common shares of the Registrant. Of the $1,113,000 in common and preferred stock dividends paid during the first nine months of 1998, $622,000 or 56% was reinvested into shares of common stock of the Registrant through the Dividend Reinvestment Plan. Three events occurred during the nine month period ended September 30, 1998 that resulted in common stock shares being reinvested in the Dividend Reinvestment Plan:

            * 1,000 shares of common stock were issued from stock options that were issued during the fourth quarter of 1997 and exercised in August, 1998
            * 2,425 shares on common stock were converted from 6 shares of preferred stock
            * 17,437 shares of common stock were issued from the common stock and preferred stock dividends

As of the year ended December 31, 1997, 32,781 shares of common stock were issued pursuant to the Dividend Reinvestment Plan.

In 1997, the Registrant established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Registrant's common stock. A maximum of 100,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant.
Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued.

In October, 1997, the Registrant granted 19,500 options at an option price of $23.51. Of these stock options, 500 were exercised in August, 1998. In December, 1997, the Registrant granted 11,500 options at an option price of $33.73. Of these stock options, 500 were exercised in August, 1998. The Registrant applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the periods ended September 30, 1998 and December 31, 1997.

On August 5, 1998, the Registrant announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at the most recent market price of the stock. As of September 30, 1998, 10,477 shares (.5%) at a total price of $403,000 were repurchased by the Registrant. Treasury Stock is further affected by activity in the Deferred Compensation Plan as further explained in this section.

The Registrant and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At September 30, 1998, the Registrant's leverage ratio was 8.01%.

A tabulation of the Registrant's and First Mid Bank's capital ratios as of September 30, 1998 and December 31, 1997 follows:

TABLE 18  CAPITAL RATIOS

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
SEPTEMBER 30, 1998
Total Capital
  (to risk-weighted assets)
  Registrant                    $ 44,353         13.90%       $ 25,536       > 8.00%      $ 31,920      > 10.00%
  First Mid Bank                  45,654         14.41          25,339       > 8.00         31,673      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      41,516         13.01          12,768       > 4.00         19,152      >  6.00
  First Mid Bank                  42,817         13.52          12,669       > 4.00         19,004      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      41,516          8.01          20,734       > 4.00         25,918      >  5.00
  First Mid Bank                  42,817          8.29          20,657       > 4.00         25,822      >  5.00

                                                                                                  TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1997
Total Capital
  (to risk-weighted assets)
  Registrant                    $ 39,416         12.20%       $ 25,842       > 8.00%      $ 32,303      > 10.00%
  First Mid Bank                  42,105         13.17          25,584       > 8.00         31,980      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Registrant                      36,780         11.39          12,921       > 4.00         19,382      >  6.00
  First Mid Bank                  39,469         12.34          12,792       > 4.00         19,188      >  6.00
Tier 1 Capital
  (to average assets)
  Registrant                      36,780          7.05          20,879       > 4.00         26,099      >  5.00
  First Mid Bank                  39,469          7.59          20,807       > 4.00         26,009      >  5.00


Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Registrant to operate without capital adequacy concerns.

LIQUIDITY

Liquidity represents the ability of the Registrant and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At September 30, 1998, the excess collateral at the Federal Home Loan Bank will support approximately $78 million of additional advances.

Management monitors its expected liquidity requirements carefully, focusing on cash flows from:
            * lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions
            * deposit activities, including seasonal demand of private and public funds
            * investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Government Treasuries and Agencies
            * operating activities, including schedule debt repayments and dividends to shareholders

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

Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS 133") was issued by the FASB in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Registrant has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

PENDING LITIGATION

Heartland Savings Bank, a subsidiary of the Registrant that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. Refer to "PART II, ITEM 1, LEGAL PROCEEDINGS".


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the market risks faced by the Registrant since December 31, 1997. For information regarding the Registrant's market risk, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1997.

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

In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Registrant that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal claims to grant summary judgement on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. At this time, it is too early to tell if First Mid Bank will prevail in its motion and, if so, what damages may be recovered.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Exhibits
(a) The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.
(b)   Reports on Form 8-K

The Registrant filed a Form 8-K on August 5, 1998 relating to the Registrant's announcement, through a letter to its stockholders, that its Board of Directors authorized the repurchase of up to three percent of the total number of shares of the Registrant's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST MID-ILLINOIS BANCSHARES, INC.
                                             (Registrant)

                                     /s/Daniel E. Marvin,Jr.
                                *-------------------------------------*
                                        Daniel E. Marvin, Jr.
                                 President and Chief Executive Officer

                                     /s/William S. Rowland
                                *-------------------------------------*
                                        William S. Rowland
                                       Chief Financial Officer

Dated:    November 12, 1998
      *---------------------*

EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT
EXHIBIT
NUMBER         DESCRIPTION AND FILING OR INCORPORATION REFERENCE
 11.1          STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
 27.1          FINANCIAL DATA SCHEDULE