Form 10-K405
period 1998-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1999-03-24
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 0-13368

              FIRST MID-ILLINOIS BANCSHARES, INC.
              (Exact name of Company as specified in its charter)

       DELAWARE                             37-1103704
(State or other jurisdiction of       (I.R.S. employer identification No.)
 incorporation or organization)

             1515 CHARLESTON AVENUE, MATTOON, ILLINOIS  61938
             (Address and Zip Code of Principal Executive Offices)

                              (217) 234-7454
               (Company's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $4.00 PER SHARE
                               (Title of class)

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]  NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 16, 1999, 2,017,513 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 4, 1999) held by non-affiliates was approximately $72,600,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                              INTO FORM 10-K PART:
Portions of the Proxy Statement for 1999 Annual
Meeting of Shareholders to be held on May 19, 1999             III

                 FIRST MID-ILLINOIS BANCSHARES, INC.
                     FORM 10-K TABLE OF CONTENTS
                                                                       PAGE
PART I
Item 1     Business                                                      3
Item 2     Properties                                                   11
Item 3     Legal Proceedings                                            13
Item 4     Submission of Matters to a Vote of Security Holders          13
PART II
Item 5     Market for Company's Common Shares and Related
             Shareholder Matters                                        14
Item 6     Selected Financial Data                                      15
Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        16
Item 7A    Quantitative and Qualitative Disclosures About
             Market Risk                                                36
Item 8     Financial Statements and Supplementary Data                  38
Item 9     Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosures                       62
PART III
Item 10    Directors and Executive Officers of the Company              62
Item 11    Executive Compensation                                       62
Item 12    Security Ownership of Certain Beneficial Owners and
             Management                                                 62
Item 13    Certain Relationships and Related Transactions               62
PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                62
SIGNATURES                                                              64
Exhibit Index                                                           65

                                    PART I

ITEM 1.   BUSINESS

COMPANY AND SUBSIDIARIES

  First Mid-Illinois Bancshares, Inc. (the "Company") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to First Mid Bank through another wholly-owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS").

  The Company, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates: Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984; State Bank of Sullivan ("Sullivan Bank") on April 1, 1985; Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985; First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986; and Charleston Community Bank ("Charleston Bank") on December 30, 1987. In April 1989, a purchase and assumption agreement was executed between First National and Mattoon Bank whereby First National purchased substantially all of the assets and assumed all of the liabilities of Mattoon Bank. On May 31, 1992, the Company merged Sullivan Bank, Cumberland County, Douglas County and Charleston Bank into First National. First National changed its name at that time to First Mid-Illinois Bank & Trust, N.A..

  On July 1, 1992, the Company acquired and re-capitalized Heartland Federal Savings and Loan Association ("Heartland"), a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. Under the terms of the acquisition, Heartland converted from the mutual form of organization into a federally-chartered, stock savings association and became a 100%-owned subsidiary of the Company. In connection with the Heartland acquisition, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company in a private placement.

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

  In March 1997, First Mid Bank acquired the Charleston, Illinois branch location and the customer base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $.5 million to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

  In November 1997, Heartland merged with and into First Mid Bank with First Mid Bank being the surviving entity.

  In January 1999, First Mid Bank announced an agreement to acquire the Monticello, Taylorville and Deland branch offices of Bank One Illinois, N.A. The acquisitions are subject to regulatory approval and are anticipated to close during the second quarter of 1999.

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

  Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, capital, construction, agriculture, inventory and real estate, with the latter including residential properties. First Mid Bank's installment loan department makes direct loans to consumers and some commercial customers, and purchases retail obligations from retailers, primarily without recourse.

  First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $50.9 million in agriculture-related loans at December 31, 1998. The farm credit products offered by First Mid Bank include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

  Before intercompany eliminations, First Mid Bank had total assets of $552,210,000 and stockholders' equity of $52,037,000 at December 31, 1998.

EMPLOYEES

  The Company, MIDS and First Mid Bank, collectively, employed 250 people on a full-time equivalent basis as of December 31, 1998. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

COMPETITION

  The Company actively competes in all areas in which First Mid Bank presently does business. First Mid Bank competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions. The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

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

SUPERVISION AND REGULATION

GENERAL

  Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OCC, the Board of Governors of the Federal Reserve System, the FDIC, the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effect on the business, operations and prospects of the Company and First Mid Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

  Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

  The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

THE COMPANY

  GENERAL. The Company, as the sole shareholder of First Mid Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, ("BHCA"). In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

  INVESTMENTS AND ACTIVITIES. Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve Board may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve Board is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) or which require that the target bank has been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

  The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

  Federal law also prohibits acquisition of "control" of a bank, such as First Mid Bank, or bank holding company, such as the Company, without prior notice to certain federal bank regulators. "Control" is defined in certain cases as acquisition of 10% of the outstanding shares of a bank or bank holding company.

  CAPITAL REQUIREMENTS.   Bank holding companies are required to maintain
minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

  The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships) and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the Company's allowance for loan and lease losses.

  The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve Board's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (I.E., Tier 1 capital less all intangible assets), well above the minimum levels.

  As of December 31, 1998, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 13.89% and a leverage ratio of 7.90%.

  DIVIDENDS. The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

FIRST MID BANK

  GENERAL. First Mid Bank is a national bank, chartered under the National Bank Act. The deposit accounts of First Mid Bank are insured by the BIF of the FDIC. As a national bank, First Mid Bank is a member of the Federal Reserve System. As a BIF-insured national bank, First Mid Bank is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the BIF.

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

  During the year ended December 31, 1998, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 1999, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

  The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of First Mid Bank.

  FICO ASSESSMENTS. Since 1987, a portion of the deposit insurance assessments paid by SAIF members has been used to cover interest payments due on the outstanding obligations of the FICO, the entity created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. Pursuant to federal legislation enacted September 30, 1996, commencing January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. Such FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of the FICO assessments made against SAIF members. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a PRO RATA basis. During the year ended December 31, 1998, the FICO assessment rate for SAIF members was approximately 0.063% of deposits while the FICO assessment rate for BIF members was approximately 0.013% of deposits. During the year ended December 31, 1998, First Mid Bank paid FICO assessments totaling $107,300.

  OCC ASSESSMENTS. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 1998, First Mid Bank paid supervisory fees to the OCC totaling $115,500.

  CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

  During the year ended December 31, 1998, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1998, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.20% and a risk-based capital ratio of 14.46%.

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

  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1998. As of December 31, 1998, approximately $8.3 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.

  AFFILIATE AND INSIDER TRANSACTIONS. First Mid Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which First Mid Bank maintains a correspondent relationship.

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

  FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $46.5 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $46.5 million, the reserve requirement is $1.395 million plus 10% of the aggregate amount of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances are exempted from the reserve requirements.
These reserve requirements are subject to annual adjustment by the Federal Reserve Board. First Mid Bank is in compliance with the foregoing requirements.

SUPPLEMENTAL ITEM -- EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company are identified below. The executive officers of the Company are elected annually by the Company's board of directors.

Name (Age)                             Position With Company
Daniel E. Marvin, Jr. (61)             Chairman of the Board of Directors,
                                        President and Chief Executive Officer
William S. Rowland (52)                Director, Executive Vice President, Chief
                                        Financial Officer, Treasurer
John M. Remsen, Jr. (53)               Executive Vice President
Laurel G. Allenbaugh (39)              Vice President
Christie L. Burich (42)                Vice President, Secretary
Stanley E. Gilliland (54)              Vice President
John R. Kuczynski (46)                 Vice President

Daniel E. Marvin, Jr., age 61, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Marvin has been the Chairman of the Board of First Mid Bank since 1983.

William S. Rowland, age 51, has served as a director of the Company since 1991, has been Chief Financial Officer since 1989 and has served as Treasurer since 1991. Since 1989, Mr. Rowland has been Executive Vice President, Finance of First Mid Bank and has also served as a director of MIDS. Mr. Rowland was in the Davenport, Iowa, office of KPMG LLP from 1975-1989.

John M. Remsen, Jr., age 53, has been Executive Vice President of the Company and President and Chief Executive Officer of First Mid Bank since August, 1997. Mr. Remsen was an Executive Vice President, Marketing for Busey Bank in Urbana, Illinois from 1992 to 1997.

Laurel G. Allenbaugh, age 39, has been Vice President and Controller of the Company and First Mid Bank since 1990 and President of MIDS since 1998. Ms. Allenbaugh was with San Antonio Savings Association, San Antonio, Texas, from 1982-1990.

Christie L. Burich, age 42, has been Vice President of Investments since 1995 and Secretary since 1998. Ms. Burich was Controller of Heartland Savings Bank from 1985-1993.

Stanley E. Gilliland, age 54, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

John R. Kuczynski, age 46, has been Vice President of the Trust and Farm Department of the Company since June, 1996. Mr. Kuczynski was a Sr. Vice President and Trust Officer for the Amcore Trust Company in Sterling, Illinois, from 1980-1996.

  In December 1998, Daniel E. Marvin, Jr., President and CEO of the Company, announced plans to retire from active management during 1999. The Board of Directors is currently conducting an open search for Mr. Marvin's successor and expects to name a replacement by mid-1999.

ITEM 2.   PROPERTIES

  All of the following properties are owned by the Company or First Mid Bank except those specifically identified as being leased.

FIRST MID BANK

MATTOON

  First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure which was opened in 1965 with approximately 36,000 square feet of office space and eight walk-in teller stations. Adjacent to this building is a parking lot with parking for approximately seventy cars. A drive-up facility with ten drive-up lanes, including a drive-up automated teller machine ("ATM"), is located across the street from First Mid Bank's main office. During 1997, First Mid Bank began a remodeling project of its main office which was completed in mid-1998. Costs associated with this project totaled approximately $1.6 million.

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

  First Mid Bank owns an office building located at 1701 Charleston Avenue, Mattoon, Illinois and an adjacent parking lot. The building is used by MIDS for its data processing center and back room operations for the Company and First Mid Bank.

  First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois, which is used as the Corporate Headquarters of the Company. The office building consists of a two-story structure which has approximately 20,000 square feet of office space.

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

TUSCOLA

  First Mid Bank operates an office in Tuscola, Illinois, which is located at 100 North Main Street. The building consists of a two-story structure with approximately 18,000 square feet of office space with space for six tellers, five private offices and a night depository. Adequate customer parking is available at the main office building. In November, 1998, construction began in a new Tuscola facility to be located at 410 South Main Street, the site of the former branch facility which was closed in October, 1998. Following completion in the second quarter of 1999, the office at 100 North Main Street will be closed and the facility will be sold.

CHARLESTON

  First Mid Bank has two offices in Charleston, Illinois. The main office, acquired in March, 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with five teller stations, eight private offices and four drive-up lanes. During 1996, land near this facility was purchased and is being held for future parking.

  A second facility is located at 701 Sixth Street, Charleston, Illinois. It is a one-story facility with an attached two-bay drive-up structure and consists of approximately 5,500 square feet of office space. Adequate parking is available to serve its customers. The office space is comprised of three teller stations, seven private offices and a night depository.

  Four ATMs are located in Charleston. Two drive-up ATM's are located in the parking lot of the facility at 500 West Lincoln Avenue and one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue. The fourth is an off-site walk-up ATM located in the student union at Eastern Illinois University.

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

COMPANY

  The Company owns a single family residence at 1515 Wabash Avenue, Mattoon, Illinois.

ITEM 3.   LEGAL PROCEEDINGS

  Since First Mid Bank acts as depositories of funds, it is named from time to time as a defendant in law suits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings constitute ordinary routine litigation incidental to the business of First Mid Bank and that such litigation will not materially adversely affect the Company's consolidated financial condition.

  In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal claims to grant summary judgement on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. At this time, it is too early to tell if First Mid Bank will prevail in its motion and, if so, what damages may be recovered.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

  The Company's common stock was held by approximately 760 shareholders of record as of December 31, 1998, and is traded in the over-the-counter market.

  Effective May 22, 1997, the Company had a two-for-one stock split in the form of a 100% stock dividend. All share and per share information has been restated to reflect the split.

  The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

         QUARTER                   HIGH                    LOW
1998
           4th                    $ 36 1/2               $ 32 1/2
           3rd                      40 3/4                 36 1/2
           2nd                      47 1/2                 38 3/4
           1st                      42 3/4                 33
1997
           4th                    $ 37                   $ 25 1/2
           3rd                      26 1/2                 22 1/2
           2nd                      22 1/2                 20 1/2
           1st                      21 1/4                 20

  The following table sets forth the cash dividends per share on the Company's common stock for the last two years.
                                                      DIVIDEND
      DATE DECLARED            DATE PAID             PER SHARE
        5-21-1997              6-20-1997                $.20
       12-16-1997              1- 2-1998                $.26
        5-20-1998              6-19-1998                $.23
       12-15-1998              1-05-1999                $.28

  The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semiannually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends which can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 18" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Company semi-annually during the two years ended December 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

  The following sets forth a five-year comparison of selected financial data. (Dollars in thousands)

                                                1998          1997          1996          1995          1994
SUMMARY OF OPERATIONS
  Interest income                                 $37,451       $37,805       $35,559       $33,465       $26,428
  Interest expense                                 18,626        19,131        17,805        16,725        11,918
    Net interest income                            18,825        18,674        17,754        16,740        14,510
  Provision for loan losses                           550           700           147           280           168
  Other income                                      6,340         5,421         4,799         4,009         3,805
  Other expense                                    17,119        16,039        15,977        14,715        13,263
    Income before income taxes                      7,496         7,356         6,429         5,754         4,884
  Income tax expense                                2,434         2,630         2,263         1,830         1,450
      Net income                                  $ 5,062       $ 4,726       $ 4,166       $ 3,924       $ 3,434
PER COMMON SHARE DATA
  Basic earnings per share                          $2.39         $2.30         $2.11         $2.05         $1.79
  Diluted earnings per share                         2.24          2.17          1.99          1.94          1.71
  Dividends per common share                          .51           .46           .43           .41           .38
  Book value per common share                       23.61         21.55         19.56         18.04         15.69
FINANCIAL RATIOS
  Net interest margin (TE)                          3.93%         3.96%         3.98%         3.98%         3.93%
  Return on average assets                           .95%          .90%          .85%          .84%          .84%
  Return on average equity                         10.39%        11.08%        11.03%        11.76%        11.35%
  Return on average common equity                  10.47%        11.23%        11.18%        12.02%        11.59%
  Dividend payout ratio                            21.35%        19.99%        20.16%        19.76%        20.89%
  Average total equity to average assets            9.16%         8.11%         7.69%         7.17%         7.38%
  Total capital to risk-weighted assets            13.89%        12.20%        11.80%        11.51%        10.69%
YEAR END BALANCES
  Total assets                                   $554,663      $532,978      $515,397      $472,494      $451,158
  Net loans                                       346,350       355,587       345,533       304,190       279,545
  Total deposits                                  449,636       457,598       413,676       396,879       389,568
  Total equity                                     50,480        45,576        39,904        35,309        30,600
AVERAGE BALANCES
  Total assets                                   $531,809      $525,751      $491,058      $465,287      $409,684
  Net loans                                       345,254       352,495       323,540       294,220       243,166
  Total deposits                                  445,048       443,399       405,223       395,580       356,833
  Total equity                                     48,704        42,638        37,783        33,371        30,268

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as, discussions of the Company's pricing and fee trends, credit quality and outlook, new business results, expansion plans, anticipated expenses and planned schedules and projected costs for Year 2000 work. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. With respect to the Company's Year 2000 work, such uncertainties also include the Company's ability to continue to fund its Year 2000 renovation and to retain capable staff through the completion of its Year 2000 renovation and the ability of its vendors, clients, counter parties and customers to complete Year 2000 renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to the Company without disruption, as well as the Company's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

  In 1998, the Company achieved record net income and earnings per share. For the year, net income was $5,062,000 up 7.1% from $4,726,000 in 1997. In 1997, net income increased 13.4% from $4,166,000 in 1996. Diluted earnings per share was $2.24 in 1998 compared with $2.17 in 1997 and $1.99 in 1996. A summary of the factors which contributed to the changes in net income follows (in thousands):

                                                 1998 VS 1997     1997 VS 1996
Net interest income                                 $ 151            $ 920
Provision for loan losses                             150             (553)
Other income, including securities transactions       919              622
Other expenses, excluding SAIF assessment          (1,080)            (813)
One-time SAIF assessment                               -               751
Income taxes                                          196             (367)
Increase in net income                              $ 336           $  560

  On March 7, 1997, the Company acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $500,000 to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets. The acquisition of the branch was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branch were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since March 7, 1997.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  The largest source of operating revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

  For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax-equivalent ("TE") adjustment. The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                  YEAR ENDED                    YEAR ENDED                   YEAR ENDED
                               DECEMBER 31, 1998             DECEMBER 31, 1997            DECEMBER 31, 1996
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE            AVERAGE
                          BALANCE  INTEREST    RATE     BALANCE  INTEREST    RATE     BALANCE  INTEREST   RATE
ASSETS
Interest-bearing           $   644  $     33     5.12%   $ 1,497  $     75     5.01%   $ 1,165 $     55     4.72%
deposits
Federal funds sold           8,754       451     5.15%     4,254       230     5.41%     3,403      180     5.29
Investment securities
  Taxable                  114,831     7,052     6.14%   107,124     6,759     6.31%   111,739    6,868     6.15
  Tax-exempt<F1>            17,501     1,278     7.30%    13,046     1,062     8.14%    11,442      953     8.33
Loans <F2><F3>             348,055    29,072     8.35%   355,167    30,040     8.46%   326,302   27,827     8.53
Total earning assets       489,785    37,886     7.73%   481,088    38,166     7.93%   454,051   35,883     7.90
Cash and due from banks     15,944                        18,363                        17,051
Premises and equipment      12,745                        11,916                         9,864
Other assets                16,136                        17,056                        12,854
Allowance for loan          (2,801)                       (2,672)                       (2,762)
losses
Total assets              $531,809                      $525,751                      $491,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing
Deposits
  Demand deposits         $125,586     3,675     2.93%  $125,666     3,684     2.93%  $110,708 $  3,085     2.79%
  Savings deposits          37,831       856     2.26%    38,642       999     2.59%    39,364    1,069     2.72
  Time deposits            222,562    12,255     5.51%   226,431    12,464     5.50%   204,362   11,156     5.46
Securities sold under
  agreements to              9,717       435     4.47%    10,806       488     4.52%    12,411      574     4.62
repurchase
FHLB advances               18,740     1,008     5.38%    17,221     1,018     5.91%    23,920    1,405     5.87
Federal funds purchased        364        19     5.19%       502        26     5.18%       800       44     5.50
Long-term debt               5,629       378     6.72%     6,584       452     6.87%     6,819      472     6.92
Total interest-bearing
    liabilities            420,429    18,626     4.43%   425,852    19,131     4.49%   398,384   17,805     4.47
Demand deposits             59,069                        52,660                        50,789
Other liabilities            3,607                         4,601                         4,102
Stockholders' equity        48,704                        42,638                        37,783
Total liabilities &       $531,809                      $525,751                      $491,058
equity
Net interest income (TE)            $ 19,260                      $ 19,035                     $ 18,078
Net interest spread                              3.30%                         3.44%                       3.43%
Impact of non-interest
bearing
 funds                                            .63%                          .52%                        .55%
Net yield on interest-
earning
  assets (TE)                                    3.93%                         3.96%                       3.98%

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

                                         1998 COMPARED TO 1997                         1997 COMPARED TO 1996
                                         INCREASE - (DECREASE)                         INCREASE - (DECREASE)
                               TOTAL                               RATE/      TOTAL                            RATE/
                              CHANGE      VOLUME       RATE      VOLUME(4)   CHANGE     VOLUME      RATE     VOLUME(4)
EARNING ASSETS:
Interest-bearing deposits    $ (42)      $ (42)       $   3       $ (3)    $   20     $   16      $   3      $   1
Federal funds sold             221         243          (11)       (11)        50         45          4          1
Investment securities:
  Taxable                      292         486         (181)       (13)      (109)      (281)       181         (9)
  Tax-exempt <F1>              216         363         (109)       (38)       109        133        (21)        (3)
Loans <F2><F3>                (968)       (602)        (374)         8      2,213      2,460       (228)       (19)
  Total interest income       (281)        448         (672)       (57)     2,283      2,373        (61)       (29)
Interest-Bearing
Liabilities
Interest-bearing deposits
  Demand deposits               (8)         (2)          (6)        -         599        417        160         22
  Savings deposits            (143)        (21)        (125)         3        (70)       (20)       (51)         1
  Time deposits               (209)       (213)           4          -      1,308      1,205         93         10
Securities sold under
  agreements to repurchase     (54)        (49)          (5)         -        (86)       (74)       (14)         2
FHLB advances                  (10)         90          (92)        (8)      (387)      (393)         9         (3)
Federal funds purchased         (7)         (7)           -          -        (18)       (17)        (2)         1
Long-term debt                 (74)        (66)          (9)         1        (20)       (16)        (4)         -
  Total interest expense      (505)       (268)        (233)        (4)     1,326      1,102        191         33
 Net interest income         $ 224       $ 716        $(439)     $ (53)    $  957     $1,271      $(252)     $ (62)

<F1> Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
<F2> Loan fees are included in interest income and are not material.
<F3> Nonaccrual loans are not material and have been included in the average balances.
<F4> The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

  On a tax equivalent basis, net interest income increased $224,000, or 1.2% in 1998, compared to an increase of $957,000, or 5.3% in 1997. The increase in net interest income in 1998 was due primarily to the increases in the volume of earning assets mixed with the lowering of interest rates. In 1997, the increase in net interest income was due to the increase in the volume of earning assets and interest-bearing liabilities.

  In 1998, average earning assets increased by $8,697,000, or 1.8%, and average interest-bearing liabilities decreased $5,432,000, or 1.3%, compared with 1997.

  During 1998, average loan balances and interest income from loans both declined. This was the result of low long-term interest rates which induced many borrowers to refinance their home mortgages with lower rate, longer term mortgages. Most of these refinanced mortgage loans were sold into the secondary market and non interest income was recognized on these loan sales. Should long term interest rates increase in the future, the volume of mortgage refinancings will likely decline and with it, the amount of revenue from loan sales. In a higher interest rate environment, management anticipates that a higher percentage of mortgage originations would be held for the portfolio and interest revenue from mortgage loans would increase. In the short-term however, the increase in interest revenue would likely be by a smaller amount than the decline in revenue from loan sales which would likely result from higher interest rates. Average balances of noninterest bearing demand deposit accounts increased in 1998 primarily as a result of business development efforts with corporate customers. These additional funds were generally deployed into investment securities. The higher volumes of earning assets and interest-bearings liabilities in 1997 were primarily the result of strong loan growth and the acquisition of a branch facility in Charleston, Illinois.

  Changes in average balances, as a percent of average earnings assets, are shown below:

      * average loans (as a percent of average earnings assets) decreased 2.6% to 71.2% at December 31, 1998 from 73.8% at December 31, 1997

      * average securities (as a percent of average earnings assets) increased 2.0% to 27.0% at December 31, 1998 from 25.0% at December 31, 1997

      * net interest margin has decreased slightly to 3.93% in 1998 from 3.96% in 1997 and 3.98% in 1996.

PROVISION FOR LOAN LOSSES

  The provision for loan losses in 1998 was $550,000 compared to $700,000 in 1997 and $147,000 in 1996. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

  An important source of the Company's revenue is derived from other income.
The following table sets forth the major components of other income for the last three years (in thousands):

                                                                                          $ CHANGE
                                                                                       FROM PRIOR YEAR
                                        1998           1997           1996           1998          1997
Trust                                $ 1,746        $ 1,663        $ 1,293          $  83         $ 370
Brokerage                                304            464            386          (160)            78
Securities gains(losses)                 154            (6)            (9)            160             3
Service charges                        1,919          1,804          1,728            115            76
Mortgage banking                       1,121            491            428            630            63
Other                                  1,096          1,005            973             91            32
  Total other income                 $ 6,340        $ 5,421        $ 4,799          $ 919         $ 622

* Total non-interest income increased to $6,340,000 in 1998 as compared to $5,421,000 in 1997 and $4,799,000 in 1996.

* Trust revenues increased $83,000 or 5.0% to $1,746,000 in 1998 from $1,663,000 in 1997 and $1,293,000 in 1996. This increase is the net effect of increases in the fee structure for trust accounts and growth in employee benefit accounts managed by the Trust Department partially offset by lower farm management fees. Lower farm management fees are the result of both lower commodity prices and the timing of grain sales. Trust assets increased 3.4% to $338.0 million at December 31, 1998 from $326.9 million at December 31, 1997 and $223.1 million at December 31, 1996. The increase in trust assets was primarily due to the growth of the trust accounts under management.

* Revenues from brokerage and annuity sales decreased $160,000 or 34.5% in 1998 primarily as a result of intense competition from local brokerage firms.
   This competition is not expected to diminish and management does not anticipate brokerage revenues returning to their 1997 levels. In 1997, the fees had increased as the Company expanded its product line by offering full-service brokerage services and increasing its marketing efforts in this area.

* Net securities gains in 1998 were $154,000 compared to net securities losses of $6,000 in 1997 and $9,000 in 1996.

* Fees from service charges increased $115,000 or 6.4% to $1,919,000 in 1998 from $1,804,000 in 1997 and $1,728,000 in 1996. This increase was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's.

* Mortgage banking income increased $630,000 or 128% to $1,121,000 in 1998 from $491,000 in 1997 and $428,000 in 1996. This increase was attributed to the volume of loans sold by First Mid Bank increasing to $69 million (representing 825 loans) in 1998 from $29 million (representing 476 loans) in 1997 and $21 million (representing 339 loans) in 1996. Such sales resulted in gains of $906,000 in 1998, compared to $390,000 and $322,000 in 1997 and
   1996, respectively.

* Included in mortgage banking income are mortgage servicing rights capitalized on loans originated and sold into the secondary market with servicing retained. Such rights totaled $78,000 in 1998, $103,000 in 1997 and $196,000 in 1996. This reduction of recorded mortgage servicing rights was attributed to an increase of $57.2 million (representing 605 loans) in 1998 versus $13.6 million (representing 160 loans) in 1997 of loans sold with servicing released. Mortgage servicing rights are not recorded on such loans.

OTHER EXPENSE

  The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

                                                                                             $ CHANGE
                                                                                         FROM PRIOR YEAR
                                    1998             1997             1996             1998            1997
Salaries and benefits            $ 8,645          $ 7,922          $ 7,938           $  723           $ (16)
Occupancy and equipment            2,947            2,782            2,345              165             437
FDIC premiums                        107               40              275               67            (235)
One-time SAIF assessment              -                -               751               -             (751)
Amortization of intangibles          764              709              547               55             162
Stationery and supplies              657              692              559              (35)            133
Legal and professional fees          920              890              795               30              95
Marketing and promotion              500              529              579              (29)            (50)
Other operating expenses           2,579            2,475            2,188              104             287
  Total other expense            $17,119          $16,039          $15,977           $1,080           $  62

* Total non-interest expense increased to $17,119,000 in 1998 as compared to $16,039,000 in 1997 and $15,977,000 in 1996.

* Salaries and employee benefits, the largest component of other expense, increased $723,000 or 9.1% to $8,645,000 in 1998 from $7,922,000 in 1997.
   This increase can be explained by:

   * an increase of $134,000 in incentive compensation due to the increase in the volume of mortgage loan originations
   *  an increase of $234,000 in employee group health insurance benefits, and
   *  merit increases for continuing employees

* Occupancy and equipment expense increased $165,000 or 5.9% to $2,947,000 in 1998 as compared to $2,782,000 in 1997 and $2,345,000 in 1996. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on the buildings located in Mattoon and Charleston that were renovated during 1998.

* The net amount of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was $107,000 in 1998, remaining fairly constant with $109,000 in 1997. However, the first quarter of 1997, includes a refund of $69,000 on the 1996 assessments of the Savings Association
   Insurance Fund ("SAIF").   In 1996, the FDIC premium expense was $275,000.  A
   lower premium rate went into effect beginning in 1997 that helped to reduce overall deposit insurance. Also, in 1996, a one-time assessment of $751,000 to re-capitalize the SAIF was paid.

* Amortization of intangible assets increased $55,000 or 7.8% to $764,000 in 1998 from $709,000 in 1997 and $547,000 in 1996. This increase is due to the goodwill and core deposit intangibles associated with the purchase of the Charleston branch in March, 1997.

* All other operating expenses increased $70,000 or 1.5% to $4,656,000 in 1998 from $4,586,000 in 1997 and $4,121,000 in 1996. This increase was due to net losses on the sale of other real estate owned, repossessed assets and fixed assets, start up costs associated with the implementation of the merchant debit card program and costs associated with the Year 2000 issue.

INCOME TAXES

  Total income tax expense amounted to $2,434,000 in 1998 as compared to $2,630,000 in 1997 and $2,263,000 in 1996. Effective tax rates were 32.5%,
35.8% and 35.2% respectively, for 1998, 1997 and 1996. Decrease in the effective tax rate in 1998 resulted primarily from increased tax exempt income.

ANALYSIS OF BALANCE SHEETS

LOANS

  The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

                              1998            1997            1996            1995            1994
Real estate - mortgage      $244,501        $252,312        $241,240        $211,147        $195,524
Commercial, financial
  and agricultural            78,579          73,854          75,028          65,916          61,520
Installment                   25,194          29,266          30,423          27,996          22,294
Other                            791           2,791           1,526           1,945           2,815
  Total loans               $349,065        $358,223        $348,217        $307,004        $282,153

  At December 31, 1998, the Company had loan concentrations in agricultural industries of $50.9 million, or 14.6%, of outstanding loans and $49.3 million, or 13.8%, at December 31, 1997. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

  Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 3.1% decrease in the residential real estate loan category in 1998 was primarily due to the origination and subsequent sale of certain fixed rate mortgage loans. First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. In 1998, $69 million fixed rate mortgage loans, as compared to $29 million in 1997, were sold by First Mid Bank in the secondary market. This increase in the volume of fixed rate loan originations is to a large degree the result of a flat yield curve that enabled borrowers to lock in low long-term rates. If the yield curve were to return to its historical norm, management anticipates that the volume of loan originations (and therefore the amount of revenue recognized from the sale of loans) would diminish.

  The following table presents the balance of loans outstanding as of December 31, 1998, by maturities (dollars in thousands):

                                                           MATURITY <F1>
                                                     OVER 1
                                  ONE YEAR           THROUGH            OVER
                                 OR LESS<F2>         5 YEARS           5 YEARS            TOTAL
Real estate - mortgage            $ 56,254          $143,831          $ 44,416         $244,501
Commercial, financial
  and agricultural                  51,310            24,150             3,119           78,579
Installment                          6,260            18,386               548           25,194
Other                                  288               214               289              791
  Total loans                     $114,112          $186,581           $48,372         $349,065

<F1> Based on scheduled principal repayments.
<F2> Includes demand loans, past due loans and overdrafts.

  As of December 31, 1998, loans with maturities over one year consisted of $203,936,000 in fixed rate loans and $31,017,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

  Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

  The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

                                                             DECEMBER 31,
                                  1998          1997          1996          1995         1994
Nonaccrual loans                $1,783        $1,194         $ 790         $ 636        $ 393
Loans past due ninety days
  or more and still accruing       609           145           575           554          509
Renegotiated loans which are
  performing in accordance
  with revised terms                90           346           580           604          772
Total Nonperforming Loans       $2,482        $1,685        $1,945        $1,794       $1,674

  The $.8 million increase in nonperforming loans was primarily the net result of a $1.2 million commercial loan being transferred to nonaccrual status during the third quarter of 1998 and a $.4 million loan being removed from the nonaccrual list and transferred to other real estate owned. This property was sold during the fourth quarter of 1998 at its carrying value.

  At December 31, 1998, management has identified approximately $250,000 exposure associated with $1,783,000 nonaccrual loans. This exposure was considered in determining the adequacy of the allowance for possible loan losses as of December 31, 1998.

  Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $189,000, $162,000 and $143,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income that was included in income totaled $7,000, $32,000 and $39,000 for the same periods.

  The Company's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due and when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

  Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 1998, the Company's loan portfolio included $50.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $1.6 million from $49.3 million at December 31, 1997. During 1998, cash flows for many of the Company's agricultural borrowers declined as a result of lower commodity prices. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

  Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                   1998           1997           1996           1995           1994
Average loans outstanding,
  net of unearned income         $348,055       $355,167       $326,302       $294,220       $243,166
Allowance-beginning of year      $  2,636       $  2,684       $  2,814       $  2,608       $  2,110
Balance of
  acquired subsidiary                  -              -              -              -             343
Charge-offs:
Commercial, financial
  and agricultural                    382            588            238             18             29
Real estate-mortgage                   21             69              6            111             28
Installment                           152            145            131             57            120
  Total charge-offs                   555            802            375            186            177
Recoveries:
Commercial, financial
  and agricultural                     28             28             53             73             98
Real estate-mortgage                   30              1             -              -              21
Installment                            26             25             45             39             45
  Total recoveries                     84             54             98            112            164
Net charge-offs                       471            748            277             74             13
Provision for loan losses             550            700            147            280            168
Allowance-end of period          $  2,715       $  2,636       $  2,684       $  2,814       $  2,608
Ratio of net charge-offs to
  average loans                      .14%           .21%           .08%           .03%           .01%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                  .78%           .74%           .77%           .90%           .93%
Ratio of allowance for loan
  losses to nonperforming loans    109.4%         156.4%         138.0%         156.8%         155.8%

  The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

  During 1998, the Company had net charge-offs of $471,000, compared to $748,000 in 1997 and $227,000 in 1996. At December 31, 1998, the allowance for loan losses amounted to $2,715,000, or .78% of total loans, and 109.4% of nonperforming loans. At December 31, 1997, the allowance was $2,636,000, or
 .74% of total loans, and 156.4% of nonperforming loans.

  The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

                            December 31, 1998                December 31, 1997                December 31, 1996
                           ALLOWANCE       % OF             ALLOWANCE      % OF              ALLOWANCE     % OF
                              FOR          LOANS               FOR         LOANS                FOR        LOANS
                             LOAN        TO TOTAL             LOAN       TO TOTAL              LOAN      TO TOTAL
                            LOSSES         LOANS             LOSSES        LOANS              LOSSES       LOANS
Real estate-mortgage       $  264           70.1%           $  245          70.4%           $  434          69.3%
Commercial, financial
  and agricultural          1,961           22.5%            1,699          20.6%            1,854          21.5%
Installment                   166            7.2%              192           8.2%              152           8.7%
Other                          -              .2%               -             .8%               -             .5%
Total allocated             2,391                            2,136                           2,440
Unallocated                   324            N/A               500           N/A               244           N/A
Allowance at end of
  reported period          $2,715          100.0%           $2,636         100.0%           $2,684         100.0%

                                December 31, 1995                     December 31, 1994
                               ALLOWANCE        % OF                 ALLOWANCE       % OF
                                  FOR           LOANS                   FOR          LOANS
                                 LOAN         TO TOTAL                 LOAN        TO TOTAL
                                LOSSES          LOANS                 LOSSES         LOANS
Real estate-mortgage           $  314           68.8%                $  427          69.3%
Commercial, financial
  and agricultural              1,554           21.5%                 1,481          21.8%
Installment                       131            9.1%                   100           7.9%
Other                              -              .6%                    -            1.0%
Total allocated                 1,999                                 2,008
Unallocated                       815            N/A                    600           N/A
Allowance at end of
  reported period              $2,814          100.0%                $2,608         100.0%

  The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses. Possible loan losses due to the Year 2000 issue have been considered in this allocation calculation.

SECURITIES

  The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions.

  The following table sets forth the year-end amortized cost of the securities for the last three years (in thousands):

                                                                           DECEMBER 31,
                                                 1998                           1997                          1996
                                                             % OF                           % OF                           % OF
                                             AMOUNT          TOTAL          AMOUNT          TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                               $ 91,069            58%        $ 80,509            67%        $ 86,518           74%
Obligations of states and
 political subdivisions                       27,674            18           12,820            11           11,398           10
Mortgage-backed securities                    35,209            22           23,272            20           15,283           13
Other securities                               2,509             2            2,747             2            4,384            3
    Total securities                        $156,461           100%        $119,348           100%        $117,583          100%

  At December 31, 1998, the Company's investment portfolio showed an increase in mortgage-backed securities and obligations of states and political subdivisions, while the percentage of U.S. Government agency securities decreased. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Company's exposure relating to interest rate risk and improved the portfolio yield.

  The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 1998 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                            $ 2,352          $65,275          $23,442           $   -        $ 91,069
Obligations of state and
  political subdivisions                    1,751            3,266            9,775            9,560         24,352
Mortgage-backed securities                  3,389           20,338            5,441            6,041         35,209
Other securities                               -                -                -             2,509          2,509
Total Investments                         $ 7,492          $88,879          $38,658          $18,110       $153,139
Weighted average yield                       5.70%            5.75%            5.51%            4.38%          5.63%
Full tax-equivalent yield                    6.35%            5.85%            6.08%            5.64%          6.02%
Held-to-maturity:
Obligations of state and
  political subdivisions                  $   501          $ 1,464          $   932         $   425         $ 3,322
Weighted average yield                       5.14%            5.15%            4.57%           5.74%           5.04%
Full tax-equivalent yield                    7.79%            7.81%            6.92%           8.70%           7.64%

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

  With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 1998.

DEPOSITS

  Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average ratesat December 31, 1998, 1997 and 1996 (dollars in thousands):

                                          1998                      1997                      1996
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
Demand deposits:
  Non-interest bearing              $ 59,069            -     $ 52,660            -     $ 50,789            -
  Interest bearing                   125,586        2.93%      125,666        2.93%      110,708        2.79%
Savings                               37,831        2.26%       38,642        2.59%       39,364        2.72%
Time deposits                        222,562        5.51%      226,431        5.50%      204,362        5.46%
  Total average deposits            $445,048        3.77%     $443,399        3.87%     $405,223        3.78%

  The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):
                                            December 31,
                               1998              1997             1996
3 months or less            $ 21,510          $ 21,715         $ 20,658
Over 3 through 6 months        8,285            12,287            7,322
Over 6 through 12 months       4,608             6,438            6,897
Over 12 months                 8,995            10,293            5,893
  Total                     $ 43,398          $ 50,733         $ 40,770

OTHER BORROWINGS

  Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings for the last three years is presented below (in thousands):

                                                                         1998              1997              1996
At December 31:
  Securities sold under agreements to repurchase                      $26,018           $10,780           $18,360
  Federal Home Loan Bank advances:
    Overnight                                                               -                 -            19,733
    Fixed term - due in one year or less                                    -                 -            11,693
    Fixed term - due after one year                                    19,500             7,000             1,000
  Federal funds purchased                                                   -                 -                 -
    Total                                                             $45,518           $17,780           $50,786
    Average interest rate at year end                                   4.51%             5.01%             5.91%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                      $26,018           $17,710           $18,860
  Federal Home Loan Bank advances:
    Overnight                                                           5,500            23,733            23,083
    Fixed term - due in one year or less                                    -            16,000            20,693
    Fixed term - due after one year                                    20,500             9,000             7,500
  Federal funds purchased                                               5,750                 -             6,500
    Total                                                             $57,767           $66,443           $76,636
Averages for the Year
  Securities sold under agreements to repurchase                      $ 9,717           $10,806           $12,411
  Federal Home Loan Bank advances:
    Overnight                                                             236             6,933             8,136
    Fixed term - due in one year or less                                    -             3,455             9,352
    Fixed term - due after one year                                    18,504             6,833             6,432
  Federal funds purchased                                                 364               502               800
    Total                                                             $28,821           $28,529           $37,131
    Average interest rate during the year                               5.07%             5.02%             5.45%

  Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank pledges collateral, securing any obligation to pay the amount due, certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

  Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The increase in fixed term advances results primarily from $13.5 million in advances which First Mid Bank is using to fund agricultural loans. $10.0 million is a 10-year maturity with a one year call option by the Federal Home Loan Bank. The advance bears interest at a rate of 4.85%. $3.5 million is a 10-year maturity which is callable quarterly after one year. The advance bears interest at a rate of 5.00%. The remainder of the balance represents outstanding fixed term advances due in 1 - 3 years.

INTEREST RATE SENSITIVITY

  The Company seeks to maximize its net interest margin within an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

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

  In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 1998 (in thousands):

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12             12+
Deposits with other financial
  institutions                   $      103           $     -           $     -          $     -         $     -
Federal funds sold                    7,000                 -                 -                -               -
Taxable investment securities        21,569             18,126             4,215           15,346          68,482
Nontaxable investment securities         60                603               165            1,867          26,423
Loans                                33,496             35,467            31,216           35,641         213,243
  Total                            $ 62,228           $ 54,196          $ 35,596         $ 52,854       $ 308,148
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts         125,281                 -                 -                -               -
Money market accounts                38,383                 -                 -                -               -
Other time deposits                  29,103             43,454            39,568           41,525          69,965
Other borrowings                     26,017                 -                 -             4,000          15,500
Long-term debt                        4,700                 -                 -                -               -
  Total                           $ 223,484           $ 43,454          $ 43,568         $ 41,525        $ 85,465
  Periodic GAP                    $(161,256)          $ 10,742          $ (7,972)        $ 11,329       $ 222,683
  Cumulative GAP                  $(161,256)         $(150,514)        $(158,486)       $(147,157)       $ 75,526
GAP as a % of interest earning assets:
  Periodic                           (31.4%)              2.1%             (1.6%)            2.2%           43.4%
  Cumulative                         (31.4%)            (29.3%)           (30.9%)          (28.7%)          14.7%

  At December 31, 1998, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin.

  Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Company. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Company's earning assets and interest-bearing liabilities. For this reason, the Company uses financial models to project interest income under various rate scenarios and assumptions relative to the prepayments, reinvestment and roll overs of assets and liabilities, of which First Mid Bank represents substantially all of the Company's rate sensitive assets and liabilities.

CAPITAL RESOURCES

  At December 31, 1998, the Company's stockholders' equity increased $4,904,000 or 10.8% to $50,480,000 from $45,576,000 as of December 31, 1997. During 1998, net income contributed $5,062,000 to equity before the payment of dividends to common and preferred stockholders. The change in net unrealized gain on available-for-sale investment securities decreased stockholders' equity by $39,000, net of tax.

STOCK PLANS

DEFERRED COMPENSATION PLAN

  Effective September 30, 1998, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). Upon adoption of EITF 97-14, the Company has reclassified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $950,000 to treasury stock. The Company also reclassified the cost basis of its related deferred compensation obligation of approximately $950,000 from other liabilities to an equity instrument (deferred compensation).

  The DCP was effective as of June, 1984, in which the purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued 4,677 common shares pursuant to the DCP during 1998 and 11,403 common shares during 1997.

FIRST RETIREMENT AND SAVINGS PLAN

  The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued 21,579 common shares pursuant to the 401k plan during 1998 and 44,893 common shares during 1997.

DIVIDEND REINVESTMENT PLAN

  The Dividend Reinvestment Plan ("DRIP") was effective as of October, 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common and preferred shareholders into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company. Of the $1,308,000 in common and preferred stock dividends paid during 1998, $749,000 or 57.3% was reinvested into shares of common stock of the Company through the DRIP. Three events occurred during 1998 that resulted in common shares being reinvested in the DRIP:

   * 1,000 common shares were issued from stock options that were issued during the fourth quarter of 1997 and exercised in August, 1998
   *  2,425 common shares were issued from converting 6 preferred shares
   *  20,837 common shares were issued from common and preferred stock dividends

  During 1997, 32,781 common shares were issued pursuant to the DRIP.

STOCK INCENTIVE PLAN

  In December, 1997, the Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 100,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued. The following stock options have been awarded by the Company:

   * granted 19,500 options at an option price of $23.51 in October, 1997 (500 were exercised in August, 1998)
   * granted 11,500 options at an option price of $33.73 in December, 1997 (500 were exercised in August, 1998)
   *  granted 11,500 options at an option price of $35.00 in December, 1998

  The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 1998 and 1997.

  On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at the most recent market price of the stock. As of December 31, 1998, 13,539 shares (.7%) at a total price of $507,000 were repurchased by the Company. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

  The Company and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At December 31, 1998, the Company's leverage ratio was 7.90%.

  A tabulation of the Company's and First Mid Bank's capital ratios as of December 31, 1998 follows:

                                          TIER ONE CAPITAL      TOTAL CAPITAL     TIER ONE CAPITAL
                                          TO RISK-WEIGHTED    TO RISK-WEIGHTED       TO AVERAGE
                                               ASSETS               ASSETS             ASSETS
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                                13.06%               13.89%              7.90%
First Mid-Illinois Bank & Trust, N.A.          13.62%               14.46%              8.20%

  Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.

LIQUIDITY

  Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At December 31, 1998, the excess collateral at the Federal Home Loan Bank will support approximately $71 million of additional advances.

  Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

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

FUTURE ACCOUNTING CHANGES

  Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS 133") was issued by the FASB in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" ("SFAS 134"). SFAS 134 amends Statement No.65, "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 is effective for the first quarter beginning after December 15, 1998 and enterprises may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. The reclassification is to be done only by those enterprises covered by SFAS 134 and is to be done when the statement is initially applied. The adoption of SFAS 134 is not expected to have a material impact on the Company.

THE YEAR 2000 ISSUE

  Like other businesses dependent upon computerized information processing, the Company must deal with "Year 2000" issues, which stem from using two digits to reflect the year in many computer programs and data. Computer programmers and other designers of equipment that use microprocessors have abbreviated dates by eliminating the first two digits of the year. As the year 2000 approaches, many systems may be unable to distinguish years beginning with 20 from years beginning with 19, and so may not accurately process certain date-based information, which could cause a variety of operational problems for businesses.

  The Company's data processing software and hardware provide essential support to virtually all of its businesses, so successfully addressing Year 2000 issues is of the highest importance. Failure to complete renovation of the critical systems used by the Company on a timely basis could have a materially adverse affect on its operations and financial performance, as could Year 2000 problems experienced by others with whom the Company does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those with whom it does business not be successful.

  The Company has a dedicated Year 2000 project team whose members have significant experience on the Company's applications which run on both main frame and desk top applications. Virtually all applications used by the Company were developed by third party vendors who have represented that their systems were developed using four digit years.

  The Company completed the information technology portion of the assessment and inventory phases of its Year 2000 project in early 1998. Full time renovation began in the first quarter of 1998. Testing and implementation activities have been underway on mission critical applications since late 1997. The Company has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Mattoon. As of December 31, 1998, the Company had completed approximately 90% of its renovation, testing and implementation for mission critical applications (including vended and out-sourced applications). All implementation includes testing with dates into the Year 2000 and internal user acceptance. The balance of these applications are planned to be renovated, tested and implemented in early 1999. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is mid-1999.

  The Year 2000 project team is also responsible for addressing issues that are not directly related to data processing systems. The project team is coordinating a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The project team is also coordinating a review of the Year 2000 status of power and telecommunications providers at each important location, as these services are critical to its business. Contingency plans are being developed for the Company's important locations. The actions taken pursuant to these plans will depend in part on the Company's assessment of the readiness of specific providers in the power and telecommunications industries.

  The project team is also monitoring programs to contact vendors and suppliers to determine their Year 2000 readiness. Although the Company is attempting to monitor and validate the efforts of other parties, it cannot control the success of these efforts. Contingency plans are being developed where practical to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect the Company. Contingency planning is expected to be completed by mid-1999.

  As part of its credit analysis process, the Company is assessing the Year 2000 readiness of its significant credit customers and is using this information in the methodology of assessing the adequacy of the allowance for possible loan losses. In addition, as part of its fiduciary activities, the Company has developed and is implementing a plan for taking the Year 2000 issue into consideration, and to evaluate and deal with Year 2000 issues associated with property held in trust. The Company's personnel have also conducted several workshops for its customers, as well as for the community as a whole, to explain the Year 2000 issues and the Company's Year 2000 program.

  The Company conducts an ongoing review of its estimated Year 2000 external expenditures which are currently estimated to be approximately $125,000. This estimate includes the cost of purchasing licenses for software programming tools but does not reflect the cost of the time of internal staff. All Year 2000 costs are expensed as incurred. As of December 31, 1998, approximately 75% of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly over the next 12 months.

  The cost of the time of internal staff devoted to the Year 2000 project is significant. This expense is not included in the above statement. Because of the priority given to the Year 2000 work by the Company, some other technology-related projects have been delayed. However, such delays are not expected to have a material effect on the ongoing business operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. The Company does not currently use derivatives to manage market or interest rate risks. For a discussion of how management of the Company addresses and evaluates interest rate risk see also "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity."

  Based on the financial analysis performed as of December 31, 1998, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:

                                                                DECEMBER 31, 1998
                                                             Increase (Decrease) In
                                           Net Interest           Net Interest             Return On
                                              Income                 Margin                 Equity
12/31/98 prime rate is 7.75%                   (000)               1998=3.77%             1998=11.18%
Prime rate increase of:
  200 basis points to 9.75%                  $ (395)                (1.88)%                 (.71)%
  100 basis points to 8.75%                    (175)                 (.83)%                 (.31)%
Prime rate decrease of:
  200 basis points to 5.75%                    (191)                 (.91)%                 (.34)%
  100 basis points to 6.75%                     (87)                 (.42)%                 (.16)%

  The following table shows the same analysis performed as of December 31, 1997.

                                                               DECEMBER 31, 1997
                                                             Increase (Decrease) In
                                           Net Interest           Net Interest             Return On
                                              Income                 Margin                 Equity
12/31/97 prime rate is 8.50%                  (000)                1997=3.97%             1997=11.67%
Prime rate increase of:
  200 basis points to 10.50%                $ (306)                 (1.46)%                 (.59)%
  100 basis points to 9.50%                    (71)                  (.34)%                 (.14)%
Prime rate decrease of:
  200 basis points to 6.50%                   (689)                 (3.27)%                (1.35)%
  100 basis points to 7.50%                   (341)                 (1.62)%                 (.66)%

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

  Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained two percent increase or decrease in market interest rates. The following tables present, in thousands, First Mid Bank's projected change in NPV for the various rate shock levels at December 31, 1998 and December 31, 1997. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.


DECEMBER 31, 1998
                                             Estimated
     Changes In                              NPV As A
   Interest Rates          Estimated          % of PV           Amount            Percent
   (basis points)             NPV            of Assets         of Change         of Change
       +200 bp              $47,822             8.66%          $(4,215)           (8.10)%
          0 bp               52,037             9.42%
       -200 bp               55,376            10.03%            3,339             6.42%


DECEMBER 31, 1997
                                             Estimated
     Changes In                              NPV As A
   Interest Rates          Estimated          % of PV           Amount            Percent
   (basis points)             NPV            of Assets         of Change         of Change
       +200 bp             $45,026             8.83%           $(3,310)           (6.85)%
          0 bp              48,336             9.13%
       -200 bp              50,118             9.13%             1,782             3.67%

  As indicated above, at December 31, 1998, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's NPV would be expected to increase. At December 31, 1998, First Mid Bank's estimated changes in NPV were within the industry guidelines which normally allow a change in capital of +/-10% from the base case scenario.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997
(In thousands, except share data)                                              1998                    1997
ASSETS
Cash and due from banks (note 4):
  Non-interest bearing                                                      $ 14,669                 $ 20,486
  Interest bearing                                                               103                      250
Federal funds sold                                                             7,000                    5,925
  Cash and cash equivalents                                                   21,772                   26,661
Investment securities (note 5):
  Available-for-sale, at fair value                                          153,534                  116,782
  Held-to-maturity, at amortized cost (estimated fair value of
  $3,389 and $3,057 at December 31, 1998 and 1997, respectively)               3,322                    3,020
Loans (note 6)                                                               349,065                  358,223
Less allowance for loan losses (note 7)                                        2,715                    2,636
  Net loans                                                                  346,350                  355,587
Premises and equipment, net (note 8)                                          13,226                   12,356
Accrued interest receivable                                                    5,742                    5,367
Intangible assets, net (notes 3 and 9)                                         7,787                    8,550
Other assets (note 17)                                                         2,930                    4,655
  TOTAL ASSETS                                                              $554,663                 $532,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10):
  Non-interest bearing                                                      $ 62,357                 $ 53,599
  Interest bearing                                                           387,279                  403,999
  Total deposits                                                             449,636                  457,598
Accrued interest payable                                                       2,091                    2,229
Securities sold under agreements to repurchase (notes 5 and 11)               26,018                   10,780
Federal Home Loan Bank advances (note 11)                                     19,500                    7,000
Long-term debt (note 12)                                                       4,700                    6,200
Other liabilities (note 17)                                                    2,238                    3,595
  TOTAL LIABILITIES                                                          504,183                  487,402
Stockholders' Equity
Series A convertible preferred stock; no par value; authorized
  1,000,000 shares; issued 614 shares in 1998 and 620 shares
  in 1997 with stated value of $5,000 per share                                3,070                    3,100
Common stock, $4 par value; authorized 6,000,000 shares;
  issued 2,023,227 shares in 1998 and 1,972,709 shares in 1997                 8,093                    7,891
Additional paid-in-capital                                                     8,562                    7,038
Retained earnings                                                             31,025                   27,271
Deferred compensation                                                            950                       -
Accumulated other comprehensive income                                           261                      300
Less treasury stock at cost, 15,539 shares
  in 1998 and 2,000 shares in 1997                                            (1,481)                     (24)
TOTAL STOCKHOLDERS' EQUITY                                                    50,480                    45,576
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $554,663                  $532,978
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1998, 1997 and 1996
(In thousands, except per share data)
                                                                  1998                  1997                   1996
INTEREST INCOME:
Interest and fees on loans                                      $29,072                $30,040             $ 27,827
Interest on investment securities:
  Taxable                                                         7,052                  6,759                6,868
  Exempt from federal income tax                                    843                    701                  629
Interest on federal funds sold                                      451                    230                  180
Interest on deposits with other financial institutions               33                     75                   55
  Total interest income                                          37,451                 37,805               35,559
INTEREST EXPENSE:
Interest on deposits (note 10)                                   16,786                 17,147               15,310
Interest on securities sold under agreements
  to repurchase                                                   1,008                    488                  574
Interest on Federal Home Loan Bank advances                         435                  1,018                1,405
Interest on Federal funds purchased                                  19                     26                   44
Interest on long-term debt (note 12)                                378                    452                  472
  Total interest expense                                         18,626                 19,131               17,805
  Net interest income                                            18,825                 18,674               17,754
Provision for loan losses (note 7)                                  550                    700                  147
  Net interest income after provision for loan losses            18,275                 17,974               17,607
OTHER INCOME:
Trust revenues                                                    1,746                  1,663                1,293
Brokerage revenues                                                  304                    464                  386
Service charges                                                   1,919                  1,804                1,728
Securities gains(losses), net (note 5)                              154                     (6)                  (9)
Mortgage banking income                                           1,121                    491                  428
Other                                                             1,096                  1,005                  973
  Total other income                                              6,340                  5,421                4,799
OTHER EXPENSE:
Salaries and employee benefits (note 15)                          8,645                  7,922                7,938
Net occupancy expense                                             1,179                  1,116                1,098
Equipment rentals, depreciation and maintenance                   1,768                  1,666                1,247
Federal deposit insurance premiums                                  107                     40                  275
Savings Association Insurance Fund
  recapitalization assessment                                        -                      -                   751
Amortization of intangible assets (note 9)                          764                    709                  547
Stationary and supplies                                             657                    692                  559
Legal and professional                                              920                    890                  795
Marketing and promotion                                             500                    529                  579
Other                                                             2,579                  2,475                2,188
  Total other expense                                            17,119                 16,039               15,977
Income before income taxes                                        7,496                  7,356                6,429
Income taxes (note 17)                                            2,434                  2,630                2,263
  Net income                                                   $  5,062               $  4,726              $ 4,166
Per common share data:
Basic earnings per share                                       $   2.39               $   2.30             $   2.11
Diluted earnings per share                                     $   2.24                   2.17                 1.99
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 1998, 1997 and 1996
(In thousands, except share and per share data)
                                                                                                   ACCUMULATED
                                                             ADDITIONAL                               OTHER
                                       PREFERRED    COMMON    PAID-IN-    RETAINED     DEFERRED   COMPREHENSIVE TREASURY
                                         STOCK       STOCK     CAPITAL    EARNINGS   COMPENSATION    INCOME       STOCK     TOTAL
December 31, 1995                          $3,100     $3,580      $3,969     $24,493          $ -         $191       $(24)  $35,309
Comprehensive income:
  Net income                                    -          -           -       4,166            -            -          -     4,166
  Net unrealized change in available-
    for-sale investment securities              -          -           -           -            -         (175)         -      (175)
Total Comprehensive Income                                                                                                    3,991
Cash dividends on preferred
  stock ($462.50 per share)                     -          -           -        (286)           -            -          -      (286)
Cash dividends on common
  stock ($.425 per share)                       -          -           -        (795)           -            -          -      (795)
Issuance of 33,686 common shares pursuant
  to the Dividend Reinvestment Plan             -         67         525           -            -            -          -       592
Issuance of 30,496 common shares pursuant
  to the Deferred Compensation Plan             -         61         476           -            -            -          -       537
Issuance of 31,468 common shares pursuant
  to the First Retirement & Savings Plan        -         63         493           -            -            -          -       556
DECEMBER 31, 1996                           3,100      3,771       5,463      27,578            -           16        (24)   39,904
Comprehensive income:
  Net income                                    -          -           -       4,726            -            -          -     4,726
  Net unrealized change in available-
    for-sale investment securities              -          -           -           -            -          284          -       284
Total Comprehensive Income                                                                                                    5,010
Cash dividends on preferred
  stock ($462.50 per share)                     -          -           -        (286)           -            -          -      (286)
Cash dividends on common
  stock ($.46 per share)                        -          -           -        (895)           -            -          -      (895)
Issuance of 32,781 common shares pursuant
  to the Dividend Reinvestment Plan             -         96         559           -            -            -          -       655
Issuance of 11,403 common shares pursuant
  to the Deferred Compensation Plan             -         34         206           -            -            -          -       240
Issuance of 44,893 common shares pursuant
  to the First Retirement & Savings Plan        -        138         810           -            -            -          -       948
Stock split in the form of a 100%
  stock dividend (2-for-1)                      -      3,852           -      (3,852)           -            -          -         -
December 31, 1997                           3,100      7,891       7,038      27,271            -          300        (24)   45,576
Comprehensive income:
  Net income                                    -          -           -       5,062            -            -          -     5,062
  Net unrealized change in available-
    for-sale investment securities              -          -           -           -            -          (39)         -       (39)
Total Comprehensive Income                                                                                                    5,023
Cash dividends on preferred
  stock ($462.50 per share)                     -          -           -        (285)           -            -          -      (285)
Cash dividends on common
  stock ($.51 per share)                        -          -           -      (1,023)           -            -          -    (1,023)
Issuance of 20,837 common shares pursuant
  to the Dividend Reinvestment Plan             -         83         666           -            -            -          -       749
Issuance of 4,677 common shares pursuant
  to the Deferred Compensation Plan             -         19         150           -            -            -          -       169
Issuance of 21,579 common shares pursuant
  to the First Retirement & Savings Plan        -         86         663           -            -            -          -       749
Conversion of 6 preferred shares into
  2,425 common shares                         (30)        10          20           -            -            -          -         -
Purchase of 13,539 treasury shares              -          -           -           -            -            -       (507)     (507)
Deferred compensation                           -          -           -           -          950            -       (950)        -
Issuance of 1,000 common shares pursuant
  to the exercise of stock options              -          4          25           -            -            -          -        29
December 31, 1998                         $ 3,070    $ 8,093     $ 8,562     $31,025        $ 950        $ 261    $(1,481)  $50,480
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(In thousands)                                                        1998                 1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 5,062              $ 4,726             $ 4,166
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                             550                  700                 147
  Depreciation, amortization and accretion, net                       2,072                1,864               1,251
  (Gain) loss on sale of securities, net                               (154)                   6                   9
  (Gain) loss on sale of other real property owned, net                 172                  199                 (72)
  Gain on sale of mortgage loans held for sale, net                    (906)                (390)               (322)
  Deferred income taxes                                                 (92)                (495)                (77)
  Increase in accrued interest receivable                              (375)                (138)               (832)
  Increase (decrease) in accrued interest payable                      (138)                 573                  76
  Origination of mortgage loans held for sale                       (76,000)             (30,531)            (21,139)
  Proceeds from sale of mortgage loans held for sale                 70,164               29,605              21,113
  (Increase) decrease in other assets                                 1,626               (1,077)             (1,228)
  Increase (decrease) in other liabilities                           (1,298)                 461                 309
Net cash provided by operating activities                               683                5,503               3,401
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                             (78)                (103)               (196)
Purchases of premises and equipment                                  (2,091)              (1,458)             (2,036)
Net (increase) decrease in loans                                     15,429               (8,978)            (41,142)
Proceeds from sales of:
  Securities available-for-sale                                      10,485                9,983              31,667
Proceeds from maturities of:
  Securities available-for-sale                                     63,718                31,463              32,894
  Securities held-to-maturity                                          728                   723                 580
Purchases of:
  Securities available-for-sale                                   (111,174)             (43,718)             (59,366)
  Securities held-to-maturity                                         (799)                (170)                (680)
Purchase of financial organization, net of cash received                -                22,416                   -
Net cash provided by (used in) investing activities                (23,782)              10,158              (38,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                 (7,962)              16,166               16,797
Increase(decrease) in repurchase agreements                         15,238               (7,580)               1,545
Increase(decrease) in short-term FHLB advances                      12,500              (31,426)              23,226
Repayment of long-term debt                                         (1,500)              (1,000)              (3,500)
Proceeds from issuance of long-term debt                                -                 7,000                   -
Proceeds from issuance of common stock                                 947                1,188                1,094
Purchase of treasury stock                                            (507)                  -                    -
Dividends paid on preferred stock                                      (32)                 (32)                 (32)
Dividends paid on common stock                                        (474)                (427)                (436)
Net cash provided by (used in) financing activities                 18,210              (16,111)              38,694
Increase (decrease) in cash and cash equivalents                    (4,889)                (450)               3,816
Cash and cash equivalents at beginning of year                      26,661               27,111               23,295
Cash and cash equivalents at end of year                           $21,772              $26,661              $27,111
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                         $18,488              $19,704              $17,969
  Income taxes                                                       2,918                3,000                2,080
Loans transferred to real estate owned                                 506                  578                  290
Dividends reinvested in common shares                                  749                  655                  592
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies.

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

  The Company's policy is to generally discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due and when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

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

PREFERRED STOCK

  In connection with the Company's acquisition of Heartland Savings Bank ("Heartland") in 1992, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock may be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 404.2 shares of common stock for each share of preferred. The Company also has the right, any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Company also has the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio.

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

  The Company recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. Originated Mortgage Servicing Rights ("OMSRs") are amortized in proportion to and over the period of estimated net servicing income.

For the year ended                           1998        1997        1996
Capitalized mortgage servicing rights      $78,000    $103,000    $196,000
Amortization expense                       $75,000     $65,000     $50,000

  The balance of mortgage servicing rights was $214,000 and $211,000 at December 31, 1998 and 1997, respectively.

INCOME TAXES

  The Company and its subsidiaries file consolidated Federal and State income tax returns with each organization computing its taxes on a separate company basis. Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws.

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

STOCK SPLIT

  On May 22, 1997, the Company declared a two-for-one stock split in the form of a 100% stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,000,000 to 4,000,000 shares. All references in the consolidated financial statements and notes thereto as to the number of common shares, per common share amounts and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

COMPREHENSIVE INCOME

  In 1998, the Company adapted Financial Accounting Standards Board's Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investment securities and is presented in the consolidated statements of changes in stockholders' equity. SFAS 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. The Company's comprehensive income for the years ended December 31, 1998, 1997 and 1996 is as follows:

(in thousands)                                      1998        1997       1996
Net income                                        $5,062      $4,726     $4,166
Other comprehensive income:
  Unrealized gains(losses) during the period          95         424       (274)
  Reclassification adjustment for net
  (gains)losses realized in net income              (154)          6          9
  Tax effect                                          20        (146)        90
Comprehensive income                              $5,023      $5,010     $3,991

  In June, 1997, the FASB issued Statement of financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements. Operating segments are components of an enterprise for which separate financial information is available, and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. SFAS 131 establishes standards for related disclosures about products, services, geographic areas, and major customers. The Company operates as a single segment.

NOTE 2 - EARNINGS PER SHARE

  Effective December 31, 1997, the Company adopted Financial Accounting Standards Board's Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128"). Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options.

  The components of basic and diluted earnings per common share for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                1998         1997        1996
BASIC EARNINGS PER SHARE:
Net income                                  $5,062,000   $4,726,000  $4,166,000
Less preferred stock dividends                (285,000)    (286,000)   (286,000)
Net income available to common stockholders $4,777,000   $4,440,000  $3,880,000
Weighted average common shares outstanding   1,999,767    1,928,727   1,840,921
Basic Earnings per Common Share                  $2.39        $2.30       $2.11
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders $4,777,000   $4,440,000  $3,880,000
Assumed conversion of preferred stock          285,000      286,000     286,000
Net income available to common stock-
  holders after assumed conversion          $5,062,000   $4,726,000  $4,166,000
Weighted average common shares outstanding   1,999,767    1,928,727   1,840,921
Assumed conversion of stock options              8,149          447          -
Assumed conversion of preferred stock          249,122      250,604     250,604
Diluted weighted average common
  shares outstanding                         2,257,038    2,179,778   2,091,525
Diluted Earnings per Common Share                $2.24        $2.17       $1.99

NOTE 3 - MERGERS AND ACQUISITIONs

  In November, 1997, Heartland merged with and into First Mid Bank. Prior to the merger, Heartland was a wholly-owned subsidiary of the Company. Therefore, the merger had no effect on the Company's financial position and results of its operations.

  On March 7, 1997, the Company acquired the Charleston, Illinois branch location and the deposit base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $500,000 to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

  The acquisition of the branch was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branch were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since March 7, 1997.

NOTE 4 - CASH AND DUE FROM BANKS

  Aggregate cash and due from bank balances of $236,000 and $8,724,000 at December 31, 1998 and 1997, respectively, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.

NOTE 5 - INVESTMENT SECURITIES

  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1998 and 1997 were as follows (in thousands):

                                                                     GROSS              GROSS            ESTIMATED
                                                AMORTIZED         UNREALIZED         UNREALIZED            FAIR
1998                                              COST               GAINS             LOSSES              VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 91,069              $ 333            $ (413)           $ 90,989
Obligations of states and political
 subdivisions                                     24,352                481               (48)             24,785
Mortgage-backed securities                        35,209                142              (100)             35,251
Federal Home Loan Bank stock                       1,843                  -                 -               1,843
Other securities                                     666                  -                 -                 666
 Total available-for-sale                       $153,139              $ 956            $ (561)           $153,534
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $  3,322              $  67                  -           $  3,389
1997
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 80,509              $ 198            $ (256)           $ 80,451
Obligations of states and political
 subdivisions                                      9,800                373                 -              10,173
Mortgage-backed securities                        23,272                195               (56)             23,411
Federal Home Loan Bank stock                       2,115                  -                 -               2,115
Other securities                                     632                  -                 -                 632
  Total available-for-sale                      $116,328              $ 766            $ (312)           $116,782
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $  3,020              $  41            $   (4)           $  3,057

  Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 1998, 1997 and 1996 (in thousands):
                             1998               1997               1996
Proceeds from sales       $ 10,485            $ 9,983           $ 31,667
Gross gains                    157                 20                155
Gross losses                     3                 26                164

  Maturities of investment securities were as follows at December 31, 1998 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     AMORTIZED                ESTIMATED
                                       COST                  FAIR VALUE
Available-for-sale:
 Due in one year or less             $  4,103                 $  4,132
 Due after one-five years              68,541                   68,439
 Due after five-ten years              33,217                   33,479
 Due after ten years                   12,069                   12,233
                                      117,930                  118,283
 Mortgage-backed securities            35,209                   35,251
Total available-for-sale             $153,139                 $153,534
Held-to-maturity:
 Due in one year or less             $    501                 $    507
 Due after one-five years               1,464                    1,504
 Due after five-ten years                 932                      948
 Due after ten-years                      425                      430
Total held-to-maturity               $  3,322                 $  3,389
Total investment securities          $156,461                 $156,923

  Investment securities carried at approximately $93,947,000 and $93,182,000 at December 31, 1998 and 1997 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

NOTE 6 - LOANS

  A summary of loans at December 31, 1998 and 1997 follows (in thousands):

                                               1998                 1997
Commercial, financial and agricultural      $ 78,617             $ 73,920
Real estate-mortgage                         244,501              252,312
Installment                                   25,573               30,109
Other                                            791                2,791
  Total gross loans                          349,482              359,132
Less unearned discount                           417                  909
  Net loans                                 $349,065             $358,223

  The real estate mortgage loan balance in the above table includes loans held for sale of $8,743,000 and $2,001,000 at December 31, 1998 and 1997,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $12,959,000 at December 31, 1998 and $7,758,000 at December 31, 1997.

  Activity during 1998 was as follows (in thousands):

Balance at December 31, 1997             $ 7,758
New loans                                  7,683
Loan repayments                           (2,482)
Balance at December 31, 1998             $12,959

  The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 1998 and 1997 (in thousands):

                                                          1998       1997
Nonaccrual loans                                        $1,783     $1,194
Loans past due ninety days or more and still accruing      609        145
Renegotiated loans which are performing
 in accordance with revised terms                           90        346

  Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $159,000, $162,000 and $143,000 in 1998, 1997 and 1996, respectively. The amount of interest income which was recorded amounted to $7,000 in 1998, $32,000 in 1997 and $39,000 in 1996.

  Impaired loans are defined as those loans where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and renegotiated loans meet this definition. The Company evaluates all individual loans on nonaccrual or renegotiated with a balance over $100,000 for impairment. Impaired loans are measured by the Company at the present value of expected future cash flows or, alternatively, if the loan is collateral dependant, at the fair value of the collateral. Known losses of principal on these loans have been charged off. Interest income on nonaccrual loans is recognized only at the time cash is received. Interest income on renegotiated loans is recorded according to the most recently agreed upon contractual terms. The following table presents information on impaired loans (in thousands).

At December 31,                                     1998       1997
Impaired loans for which an allowance has
  been provided                                   $1,043     $  438
Impaired loans for which no allowance has
  been provided                                      830      1,102
Total loans determined to be impaired             $1,873     $1,540
Allowance on impaired loans                       $  250     $   50

For the year ended December 31,                     1998       1997       1996
Average recorded investment in impaired loans $2,002 $1,131 $1,105 Cash basis interest income recognized from
  impaired loans                                       7         32         39

  First Mid Bank enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. First Mid Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Mid Bank upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 1998 and 1997, respectively, the Company had $53,349,000 and $43,533,000 of outstanding commitments to extend credit and $750,000 and $855,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

  Most of the Company's business activities are with customers located within east central Illinois. At December 31, 1998 and 1997, the Company's loan portfolio included approximately $50,888,000 and $49,309,000, respectively, of loans to borrowers directly related to the agricultural industry.

  Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1998, 1997 and 1996 was approximately $55,452,000, $62,784,000 and $57,031,000, respectively.

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses were as follows during the three year period ended December 31,1998 (in thousands):

                                    1998              1997              1996
Balance, beginning of year        $2,636            $2,684            $2,814
Provision for loan losses            550               700               147
Recoveries                            84                54                98
Charge offs                         (555)             (802)             (375)
Balance, end of year              $2,715            $2,636            $2,684

NOTE 8 - PREMISES AND EQUIPMENT, NET

  Premises and equipment at December 31, 1998 and 1997 consisted of (in thousands):
                                                1998            1997
Land                                         $ 2,781         $ 2,950
Buildings and improvements                    10,317           8,549
Furniture and equipment                        6,911           6,137
Leasehold improvements                           353             353
Construction in progress                         362           1,015
 Subtotal                                     20,724          19,004
Accumulated depreciation and amortization      7,498           6,648
  Total                                      $13,226         $12,356

  Depreciation expense was $1,221,000, $1,168,000 and $788,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 9 - INTANGIBLE ASSETS

  Intangible assets, net of accumulated amortization, at December 31, 1998 and 1997 consisted of (in thousands):

                                                        1998            1997
Excess of cost over fair market value of
 acquired subsidiaries                               $ 6,348         $ 6,901
Core deposit premium of acquired subsidiaries          1,439           1,649
Total                                                $ 7,787         $ 8,550

  Amortization expense was $764,000, $709,000 and $547,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 10 - DEPOSITS

  As of December 31, 1998 and 1997, deposits consisted of (in thousands):

                                    1998                   1997
Demand deposits:
  Non-interest bearing           $ 62,357               $ 53,599
  Interest bearing                 88,191                 82,479
Savings                            36,532                 36,861
Money market                       38,383                 49,341
Time deposits                     224,173                235,318
  Total deposits                 $449,636               $457,598

  Total interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 was as follows (in thousands):

                                  1998               1997              1996
Interest-bearing demand         $ 2,189            $ 2,210           $ 1,931
Savings                             856                999             1,069
Money market                      1,486              1,474             1,154
Time deposits                    12,255             12,464            11,156
Total                           $16,786            $17,147           $15,310

 As of December 31, 1998, 1997 and 1996, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                      1998            1997           1996
Outstanding                         $43,398         $50,733        $36,746
Interest expense for the year         2,397           2,676          2,108

  The following table shows the amount of maturities for all time deposits as of December 31, 1998 (in thousands):

less than 1 year            $157,570
1 year to 2 years             52,485
2 years to 3 years             7,593
3 years to 4 years             3,474
over 4 years                   3,051
total                       $224,173

NOTE 11 - OTHER BORROWINGS

  As of December 31, 1998 and 1997 other borrowings consisted of (in thousands):

                                                       1998         1997
Securities sold under agreements to repurchase $26,018 $10,780 Federal Home Loan Bank advances:
 Fixed term advances                                 19,500        7,000
Total                                               $45,518      $17,780

  $10.0 million is a 10-year maturity with a one year call option by the Federal Home Loan Bank. The advance bears interest at a rate of 4.85%. $3.5 million is a 10-year maturity which is callable quarterly after one year. The advance bears interest at a rate of 5.00%. The remainder of the balance represents outstanding fixed term advances maturing in one to three years. The following table shows the amount of maturities at December 31, 1998, for the Federal Home Loan Bank advances that have fixed terms (in thousands):

less than 1 year                       $ 4,000
1 year to 3 years                        2,000
over 3 years                            13,500
 Total                                 $19,500

                                                     1998       1997      1996
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end             $26,018    $17,710   $18,860
 Average amount outstanding for the year            9,717     10,806    12,411

  First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all time, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank. The securities underlying the repurchase agreements are under the Company's control.

NOTE 12 - LONG-TERM DEBT

  A summary of long-term debt at December 31, 1998 and 1997 was as follows (in thousands):
                                                                1998      1997
Floating rate loan at 1.25% in 1998 and 1997 over the Federal funds rate. Interest due quarterly. Principal payments due quarterly in various amounts. The debt matures September 30, 2000. Effective interest rate of 6.13% at December 31, 1998 and 6.82% at December 31, 1997. $ 4,700 $ 6,200

  The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 1998 and 1997. The scheduled principal payments on the outstanding long-term debt is $1.5 million during 1999 and the remaining balance in 2000.

NOTE 13 - REGULATORY CAPITAL

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board, First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

  Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1998 and 1997, that all capital adequacy requirements have been met.

  As of December 31, 1998 and 1997, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1998
Total Capital
  (to risk-weighted assets)
  Company                       $ 45,218         13.89%       $ 26,036       > 8.00%      $ 32,545      > 10.00%
  First Mid Bank                  46,704         14.46          25,831       > 8.00         32,289      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                         42,503         13.06          13,018       > 4.00         19,527      >  6.00
  First Mid Bank                  43,989         13.62          12,916       > 4.00         19,373      >  6.00
Tier 1 Capital
  (to average assets)
  Company                         42,503          7.90          21,528       > 4.00         26,910      >  5.00
  First Mid Bank                  43,989          8.20          21,448       > 4.00         26,810      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1997
Total Capital
  (to risk-weighted assets)
  Company                       $ 39,416         12.20%       $ 25,842       > 8.00%      $ 32,303      > 10.00%
  First Mid Bank                  42,105         13.17          25,584       > 8.00         31,980      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                         36,780         11.39          12,921       > 4.00         19,382      >  6.00
  First Mid Bank                  39,469         12.34          12,792       > 4.00         19,188      >  6.00
Tier 1 Capital
  (to average assets)
  Company                         36,780          7.05          20,879       > 4.00         26,099      >  5.00
  First Mid Bank                  39,469          7.59          20,807       > 4.00         26,009      >  5.00

NOTE 14 - DISCLOSURE OF FAIR VALUES OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," ("SFAS 107"), requires the disclosure of the estimated fair value of financial instrument assets and liabilities. For the Company, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in SFAS 107. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Company's general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity. Accordingly, significant assumptions and estimations as well as present value calculations were used by the Company for purposes of the SFAS 107 disclosure. Future changes in these assumptions or methodologies may have a material effect on estimated fair values.

  Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 1998 and 1997 were as follows (in thousands):

  Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                          1998                    1997
                                     FAIR      CARRYING      FAIR      CARRYING
                                     VALUE      AMOUNT       VALUE      AMOUNT
Cash and cash equivalents         $ 21,772    $ 21,772    $ 26,661    $ 26,661
Investments available-for-sale     153,534     153,534     116,782     116,782
Investments held-to-maturity         3,389       3,322       3,057       3,020

  Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

                                          1998                 1997
                                     FAIR    CARRYING     FAIR      CARRYING
                                    VALUE     AMOUNT     VALUE       AMOUNT
Deposits with stated maturities   $224,951   $223,616   $235,283    $235,318
Securities sold under agreements
  to repurchase                     25,973     26,018     10,761      10,780
Federal Home Loan Bank advances     19,040     19,500      6,974       7,000

  Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                           1998                    1997
                                      FAIR     CARRYING       FAIR     CARRYING
                                     VALUE      AMOUNT       VALUE       AMOUNT
Deposits with no stated maturity   $226,387    $226,387    $222,280    $222,280
Floating rate long-term debt          4,700       4,700       6,200       6,200

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

                               1998                         1997
                          FAIR        CARRYING        FAIR        CARRYING
                         VALUE         AMOUNT         VALUE        AMOUNT
Net loan portfolio     $348,460       $346,350      $357,218      $355,587

  The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.

NOTE 15 - RETIREMENT PLAN

  The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $369,000, $352,000 and $309,000 in 1998, 1997 and 1996, respectively.

NOTE 16 - STOCK OPTION PLAN

  The Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 100,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued.

  A summary of the status of stock options under the SI plan at December 31, 1998 and 1997 and changes during the years then ended are presented in the following table:
                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                           SHARES           PRICE
Outstanding at December 31, 1996              -            $   -
  Granted                                  31,000            27.30
Outstanding at December 31, 1997           31,000            27.30
  Granted                                  11,500            35.00
  Exercised                                (1,000)           28.62
Outstanding at December 31, 1998           41,500          $ 29.40

  The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 1998 and 1997. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" in the following table:

                                            For the years ended December 31,
(in thousands)                                 1998                   1997
Net income:
  As reported                                 $5,062                $4,726
  Pro forma                                    5,030                 4,713
Basic Earnings Per Share:
  As reported                                 $ 2.39                $ 2.30
  Pro forma                                   $ 2.37                $ 2.30
Diluted Earnings Per Share:
  As reported                                 $ 2.24                $ 2.17
  Pro forma                                   $ 2.23                $ 2.16

  The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 1998 and 1997.

                                           1998                   1997
Dividend yield                              1.3%                   1.9%
Risk free interest rate                    5.25%                  5.22%
Weighted average expected life           6.5 yrs                5.9 yrs
Expected volatility                          20%                    35%

  The weighted average per share fair values of options granted in 1998 was $9.22 and was $2.67 in 1997.

NOTE 17 - INCOME TAXES

  The components of Federal and State income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 were as follows (in thousands):

                           1998              1997              1996
Current
  Federal                 $2,369            $2,845            $2,134
  State                      157               280               206
  Total Current            2,926             3,125             2,340
Deferred
  Federal                   (81)              (434)              (66)
  State                     (11)               (61)              (11)
  Total Deferred            (92)              (495)              (77)
Total                    $2,434             $2,630            $2,263

  Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):
                                               1998        1997        1996
Expected income taxes                        $2,549      $2,501      $2,186
Effects of:
 Tax-exempt income                             (348)       (263)       (235)
 Nondeductible interest expense                  38          31          28
 Goodwill amortization                          120         120         120
 State deduction, net of federal taxes           96         137         129
 Other items, net                               (21)        104          35
Total                                        $2,434      $2,630      $2,263

  The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below (in thousands):

                                                 1998        1997
Deferred tax assets:
 Allowance for loan losses                    $   848     $   623
 Capital loss                                      43          -
 Deferred Compensation                            399         616
 Other, net                                       151          92
Total gross deferred tax assets               $ 1,441     $ 1,331
Deferred tax liabilities:
 Depreciation                                 $   589     $   291
 Available-for-sale investment securities         134         154
 Purchase accounting                               57         319
 Other, net                                       134         133
Total gross deferred tax liabilities          $   914     $   897
Net deferred tax assets                       $   527     $   434

  Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 1998 and 1997 as management believes it is more likely than not that the deferred tax assets will be fully realized.

NOTE 18 - DIVIDEND RESTRICTIONS

  Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 1998, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $8.3 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITIES

  In the normal course of business, there are various outstanding commitments and contingent liabilities such as guarantees, commitments to extend credit, claims and legal actions which are not reflected in the accompanying consolidated financial statements. In the opinion of management, no significant losses are anticipated as a result of these matters.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

  Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
BALANCE SHEETS:
December 31,                                          1998               1997
Assets
  Cash                                             $ 1,121            $ 1,055
  Premises and equipment, net                           42                 49
  Investment in subsidiaries                        52,693             48,907
  Other Assets                                       2,000              2,910
Total Assets                                       $55,856            $52,921
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                                $   633            $   581
  Long-term debt                                     4,700              6,200
  Other liabilities                                     43                564
Total Liabilities                                    5,376              7,345
  Stockholders' equity                              50,480             45,576
Total Liabilities and Stockholders' equity         $55,856            $52,921

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF INCOME:
YEARS ENDED DECEMBER 31,                                  1998               1997              1996
Income:
  Dividends from subsidiaries                            $1,875            $  756           $ 2,737
  Other income                                              111               120                48
                                                          1,986               876             2,785
Operating expenses                                        1,203             1,203             1,037
Income (loss) before income taxes and equity
  in undistributed earnings of subsidiaries                 783              (327)            1,748
Income tax benefit                                          454               385               332
Income before equity in undistributed
  earnings of subsidiaries                                1,237                58             2,080
Equity in undistributed earnings of subsidiaries          3,825             4,668             2,086
Net income                                               $5,062            $4,726            $4,166

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS:
YEARS ENDED DECEMBER 31,                                   1998              1997              1996
Cash flows from operating activities:
 Net income                                              $5,062            $4,726            $4,166
 Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation, amortization, accretion, net               7                 7                 8
     Equity in undistributed earnings of
        subsidiaries                                     (3,825)           (4,668)           (2,086)
     (Increase) decrease in other assets                    910              (445)           (1,515)
     Decrease in other liabilities                         (522)              (67)             (131)
Net cash provided by (used in) operating
  activities                                              1,632              (447)              442
Net cash used in investing activities:
 Purchases of equipment                                       -               (13)               (6)
Net cash used in investing activities                         -               (13)               (6)
Cash flows from financing activities:
 Repayment of long-term debt                             (1,500)           (1,000)           (1,000)
 Proceeds from issuance of long-term debt                     -             1,000                 -
 Proceeds from issuance of common stock                     947             1,188             1,094
 Purchase of treasury stock                                (507)                -                 -
 Dividends paid on preferred stock                          (32)              (32)              (32)
 Dividends paid on common stock                            (474)             (427)             (436)
Net cash provided by (used in) financing
  activities                                             (1,566)              729              (374)
Increase in cash                                             66               269                62
Cash at beginning of year                                 1,055               786               724
Cash at end of year                                      $1,121            $1,055            $  786

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

  The consolidated financial statements, as identified in the accompanying Independent Auditors' Report, have been audited by KPMG LLP, independent certified public accountants. The audits were conducted in accordance with generally accepted auditing standards, which included tests of the accounting records and other auditing procedures considered necessary to formulate an opinion as to the fairness, in all material respects, of the consolidated financial statements.



Daniel E. Marvin, Jr.                         William S. Rowland
Chairman and Chief                            Chief Financial
Executive Officer                             Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

  We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                  /s/  KPMG LLP
Chicago, Illinois
January 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 1999 Proxy Statement under the caption's "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

  The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item - Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

  The information called for by Item 11 is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Director's Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information called for by Item 12 is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information called for by Item 13 is incorporated by reference to the Company's 1999 Proxy Statement under the caption "Transactions with Management."


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

  The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

*  Consolidated Balance Sheets -- December 31, 1998 and 1997
* Consolidated Statements of Income -- For the Years Ended December 31, 1998, 1997 and 1996
* Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 1998, 1997 and 1996
* Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1998, 1997 and 1996

(a)(3) -- Exhibits

  The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) -- Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of March, 1999.

                                  FIRST MID-ILLINOIS BANCSHARES, INC.
                                             (Company)

                             By: /s/     Daniel E. Marvin, Jr.
                                *-------------------------------------*
                                         Daniel E. Marvin, Jr.
                                 President and Chief Executive Officer
Dated: March 16, 1999
      *---------------------*

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 16th day of March, 1999, by the following persons on behalf of the Company and in the capacities listed.

                                SIGNATURE AND TITLE
          by             /s/   Daniel E. Marvin, Jr.
                               Daniel E. Marvin, Jr.
               Chairman of the Board, President and Chief Executive
                 Officer (Principal Executive Officer and Director
          by             /s/    William S. Rowland
                                William S. Rowland
               Executive Vice President, Chief Financial Officer and
              Treasurer (Principal Financial and Accounting Officer)
                                   and Director
          by             /s/     Charles A. Adams
                                 Charles A. Adams
                                     Director
          by
                                Kenneth R. Diepholz
                                     Director
          by
                                Richard A. Lumpkin
                                     Director
          by              /s/     Gary W. Melvin
                                  Gary W. Melvin
                                     Director
          by
                                 William G. Roley
                                     Director
          by              /s/      Ray A. Sparks
                                   Ray A. Sparks
                                     Director

                       EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT
EXHIBIT
NUMBER               DESCRIPTION AND FILING OR INCORPORATION REFERENCE
  3.1 RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC. Incorporated by reference to, Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13688)
  3.2      RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
           Incorporated by reference to, Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No 0-13368)
 10.1 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND WILLIAM S. ROWLAND Incorporated by reference to, Exhibit 10.1 to First Mid-Illinois
           Bancshares, Inc.'s Annual Report on   Form 10-K for the year ended
           December 31, 1997 (File No. 0-13368)
 10.2 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND DANIEL E. MARVIN, JR. Incorporated by reference to, Exhibit 10.2 to First Mid-Illinois
           Bancshares, Inc.'s Annual Report on   Form 10-K for the year ended
           December 31, 1997 (File No. 0-13368)
 10.3 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND JOHN M. REMSEN, JR. Incorporated by reference to, Exhibit 10.3 to First Mid-Illinois
           Bancshares, Inc.'s Annual Report on   Form 10-K for the year ended
           December 31, 1997 (File No. 0-13368)
 10.4      DEFERRED COMPENSATION PLAN
           (Filed herewith)
 10.5      1997 STOCK INCENTIVE PLAN
           (Filed herewith)
 11.1      STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
           (Filed herewith)
 21.1      SUBSIDIARIES OF THE COMPANY
           (Filed herewith)
 23.1      CONSENT OF KPMG LLP
           (Filed herewith)
 27.1      FINANCIAL DATA SCHEDULE
           (Filed herewith)