Form 10-Q
period 1999-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 1999-05-06
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
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

As  of  April  30,  1999  2,018,483   common  shares,  $4.00  par  value,  were
outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)                        March 31,               December 31,
(In thousands, except share data)                                1999                      1998
ASSETS
Cash and due from banks:
  Non-interest bearing                                         $ 13,388                  $ 14,669
  Interest bearing                                                  106                       103
Federal funds sold                                                   -                      7,000
  Cash and cash equivalents                                      13,494                    21,772
Investment securities:
  Available-for-sale, at fair value                             151,283                   153,534
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,700 and $3,389 at March 31, 1999
    and December 31, 1998, respectively)                          2,659                     3,322
Loans                                                           331,625                   349,065
Less allowance for loan losses                                    2,760                     2,715
  Net loans                                                     328,865                   346,350
Premises and equipment, net                                      13,214                    13,226
Intangible assets, net                                            7,596                     7,787
Other assets                                                      8,126                     8,672
  TOTAL ASSETS                                                 $525,237                  $554,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                         $ 55,618                  $ 62,357
  Interest bearing                                              370,035                   387,279
  Total deposits                                                425,653                   449,636
Securities sold under agreements to repurchase                   19,583                    26,018
Federal Home Loan Bank advances                                  20,300                    19,500
Long-term debt                                                    4,325                     4,700
Other liabilities                                                 3,853                     4,329
  TOTAL LIABILITIES                                             473,714                   504,183
Stockholders' Equity:
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 614 shares
  with stated value of $5,000 per share                           3,070                     3,070
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,034,572 shares in 1999 and
  2,023,227 shares in 1998                                        8,138                     8,093
Additional paid-in-capital                                        8,914                     8,562
Retained earnings                                                32,310                    31,025
Deferred compensation                                             1,023                       950
Accumulated other comprehensive income (loss)                      (298)                      261
Less treasury stock at cost, 17,859 shares
  in 1999 and 15,539 shares in 1998                              (1,634)                   (1,481)
TOTAL STOCKHOLDERS' EQUITY                                       51,523                    50,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $525,237                  $554,663
See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(In thousands, except per share data)                             FOR THE THREE MONTHS ENDED
                                                                 1999                      1998
INTEREST INCOME:
Interest and fees on loans                                     $ 6,869                   $ 7,365
Interest on investment securities                                2,054                     1,950
Interest on federal funds sold                                      55                        81
Interest on deposits with other financial institutions               2                        18
  Total interest income                                          8,980                     9,414
INTEREST EXPENSE:
Interest on deposits                                             3,700                     4,307
Interest on securities sold under agreements
  to repurchase                                                    214                        52
Interest on Federal Home Loan Bank advances                        245                       219
Interest on Federal funds purchased                                  2                        15
Interest on long-term debt                                          70                       105
  Total interest expense                                         4,231                     4,698
  Net interest income                                            4,749                     4,716
Provision for loan losses                                          150                       150
  Net interest income after provision for loan losses            4,599                     4,566
OTHER INCOME:
Trust revenues                                                     481                       417
Brokerage revenues                                                 120                        64
Service charges                                                    500                       462
Securities gains, net                                                -                        12
Mortgage banking income                                            329                       310
Other                                                              338                       284
  Total other income                                             1,768                     1,549
OTHER EXPENSE:
Salaries and employee benefits                                   2,253                     2,124
Net occupancy and equipment expense                                769                       709
Amortization of intangible assets                                  191                       191
Stationary and supplies                                            174                       182
Legal and professional                                             224                       207
Marketing and promotion                                            119                       126
Other                                                              638                       577
  Total other expense                                            4,368                     4,116
Income before income taxes                                       1,999                     1,999
Income taxes                                                       643                       665
  Net income                                                   $ 1,356                   $ 1,334
Per common share data:
Basic earnings per share                                       $   .64                   $   .64
Diluted earnings per share                                     $   .60                   $   .60
See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED
(In thousands)                                                     1999                        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $ 1,356                    $ 1,334
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                          150                        150
  Depreciation, amortization and accretion, net                      541                        502
  Gain on sale of securities, net                                     -                         (12)
  (Gain) loss on sale of other real property owned, net              (34)                         6
  Gain on sale of mortgage loans held for sale, net                 (307)                      (286)
  Origination of mortgage loans held for sale                    (14,830)                   (20,918)
  Proceeds from sale of mortgage loans held for sale              21,905                     19,081
  Decrease in other assets                                           592                        502
  Increase in other liabilities                                      338                      1,101
Net cash provided by operating activities                          9,711                      1,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                           (7)                       (41)
Purchases of premises and equipment                                 (339)                      (395)
Net decrease in loans                                             10,567                      9,743
Proceeds from sales of:
  Securities available-for-sale                                       -                       2,327
Proceeds from maturities of:
  Securities available-for-sale                                   15,205                     12,119
  Securities held-to-maturity                                        366                        120
Purchases of:
  Securities available-for-sale                                  (13,282)                   (23,370)
  Securities held-to-maturity                                       (261)                       (34)
Net cash provided by investing activities                         12,249                        469
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                         (23,983)                   (11,349)
Decrease in repurchase agreements                                 (6,435)                    (7,460)
Increase in FHLB advances                                            800                     10,000
Repayment of long-term debt                                         (375)                      (375)
Proceeds from issuance of common stock                               127                        619
Purchase of treasury stock                                           (80)                                                 -
Dividends paid on common stock                                      (292)                      (249)
Net cash used in financing activities                            (30,238)                    (8,814)
Decrease in cash and cash equivalents                             (8,278)                    (6,885)
Cash and cash equivalents at beginning of period                  21,772                     26,661
Cash and cash equivalents at end of period                       $13,494                    $19,776
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                       $ 3,965                    $ 4,764
  Income taxes                                                        -                         250
Loans transferred to real estate owned                                58                         -
Dividends reinvested in common shares                                270                        260
See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 1999 and 1998, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K.

COMPREHENSIVE INCOME

In 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, "REPORTING COMPREHENSIVE INCOME" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investment securities and is presented in the consolidated statements of changes in stockholders' equity. SFAS 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. The Company's comprehensive income for the period ended March 31, 1999 and 1998 is as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
(In thousands)                                      1999             1998
Net income                                         $1,356           $1,334
Other comprehensive income:
  Unrealized gains(losses) during the period         (847)             156
  Reclassification adjustment for net
  (gains)losses realized in net income                 -               (12)
  Tax effect                                          288              (50)
Comprehensive income                                $ 797           $1,428

EARNINGS PER SHARE

Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options.

The components of basic and diluted earnings per common share for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                       THREE MONTHS ENDED
                                                            March 31,
                                                    1999              1998
BASIC EARNINGS PER SHARE:
Net income                                       $1,356,000        $1,334,000
Less preferred stock dividends                      (71,000)          (72,000)
Net income available to common stockholders      $1,285,000        $1,262,000
Weighted average common shares outstanding        2,015,105         1,979,282
Basic Earnings per Common Share                       $ .64             $ .64
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders      $1,285,000        $1,262,000
Assumed conversion of preferred stock                71,000            72,000
Net income available to common stock-
  holders after assumed conversion               $1,356,000        $1,334,000
Weighted average common shares outstanding        2,015,105         1,979,282
Assumed conversion of stock options                   7,128             6,884
Assumed conversion of preferred stock               248,179           250,604
Diluted weighted average common
  shares outstanding                              2,270,412         2,236,770
Diluted Earnings per Common Share                     $ .60             $ .60


MERGERS AND ACQUISITIONs

In January, 1999, First Mid Bank announced an agreement to acquire the Monticello, Taylorville and DeLand branch offices of Bank One Illinois, N.A. The acquisition is expected to be completed May 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended March 31, 1999 and 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

Net income for the three months ended March 31, 1999 increased to $1,356,000, up 1.6% from $1,334,000 for the same period in 1998. Diluted earnings per share for the quarter ended was $.60 in 1999 and 1998. A summary of the factors which contributed to the changes in net income follows (in thousands):

                                                       1999 VS 1998
                                                       THREE MONTHS
Net interest income                                       $ 33
Other income, including securities transactions            219
Other expenses                                            (252)
Income taxes                                                22
Increase in net income                                    $ 22

The following table shows the Company's annualized performance ratios for the three months ended March 31, 1999 as compared to the performance ratios for the year ended December 31, 1998:

                                        March 31,    March 31,    December 31,
                                          1999         1998          1998
Return on average assets                  1.02%        1.00%          .95%
Return on average equity                 10.59%       11.44%        10.39%
Return on average common equity          10.68%       11.59%        10.47%
Average equity to average assets          9.60%        8.75%         9.16%

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

                                             THREE MONTHS ENDED                      THREE MONTHS ENDED
                                               MARCH 31, 1999                          MARCH 31, 1998
                                     AVERAGE                     AVERAGE      AVERAGE                   AVERAGE
                                     BALANCE      INTEREST        RATE        BALANCE     INTEREST       RATE
ASSETS
Interest-bearing deposits               $   161       $     2        5.25%      $ 1,323      $    18        5.32%
Federal funds sold                        4,599            55        4.78%        5,944           81        5.45%
Investment securities
  Taxable                               122,425         1,748        5.71%      113,872        1,779        6.25%
  Tax-exempt <F1>                        28,435           465        6.54%       12,637          259        8.20%
Loans <F2><F3>                          337,216         6,869        8.15%      354,138        7,365        8.32%
Total earning assets                    492,836         9,139        7.42%      487,914        9,502        7.79%
Cash and due from banks                  14,608                                  18,155
Premises and equipment                   13,277                                  12,132
Other assets                             15,425                                  17,633
Allowance for loan losses               (2,750)                                 (2,700)
Total assets                           $533,396                                $533,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits
  Demand deposits                      $123,163       $   707        2.30%     $133,952      $   985        2.94%
  Savings deposits                       37,923           208        2.19%       38,018          212        2.23%
  Time deposits                         215,670         2,785        5.17%      227,095        3,110        5.48%
Securities sold under
  agreements to repurchase               21,747           214        3.93%        4,939           52        4.20%
FHLB advances                            18,998           245        5.16%       16,222          219        5.39%
Federal funds purchased                     125             2        4.88%        1,087           15        5.70%
Long-term debt                            4,696            70        5.97%        6,192          105        6.78%
Total interest-bearing
    liabilities                         422,322         4,231        4.01%      427,505        4,698        4.40%
Demand deposits                          56,097                                  53,420
Other liabilities                         3,767                                   5,560
Stockholders' equity                     51,210                                  46,649
Total liabilities & equity             $533,396                                $533,134
Net interest income (TE)                              $ 4,909                                $ 4,804
Net interest spread                                                  3.41%                                  3.39%
Impact of non-interest
 bearing funds                                                        .57%                                   .54%
Net yield on interest-
  earning assets (TE)                                                3.98%                                  3.94%

<F1>  Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
<F2>  Loan fees are included in interest income and are not material.
<F3>  Nonaccrual loans have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the period ended March 31, 1999 (in thousands):

                                           1999 COMPARED TO 1998
                                           INCREASE / (DECREASE)
                                   TOTAL                                RATE/
                                  CHANGE      VOLUME       RATE       VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits       $   (16)     $  (16)     $     -      $    -
Federal funds sold                  (26)        (18)         (10)          2
Investment securities:
  Taxable                           (31)        134         (154)        (11)
  Tax-exempt <F1>                   206         324          (52)        (66)
Loans <F2><F3>                     (496)       (352)        (152)          8
  Total interest income            (363)         72         (368)        (67)
Interest-Bearing Liabilities
Interest-bearing deposits
  Demand deposits                  (278)        (80)        (215)         17
  Savings deposits                   (4)          -           (4)          -
  Time deposits                    (325)       (155)        (179)          9
Securities sold under
  agreements to repurchase          162         176           (3)        (11)
FHLB advances                       (26)         37           (9)         (2)
Federal funds purchased             (13)        (13)          (2)          2
Long-term debt                      (35)        (26)         (12)          3
  Total interest expense           (467)        (61)        (424)         18
 Net interest income            $   104      $  133      $    56     $   (85)

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

On an annualized tax equivalent basis, net interest income increased $366,000, or 1.9% for the three months ended March 31, 1999, compared to an increase of $181,000, or 1.0% for the same period in 1998. The increase in net interest income for the three months ended March 31, 1999, was primarily due to funding sources relative to the yields achieved on earning assets.

For the three months ended, March 31, 1999, average earning assets increased by $3,051,000, or .6%, and average interest-bearing liabilities increased $1,893,000, or .5%, compared with average balances for the year ended December 31, 1998.

Changes in average balances, as a percent of average earnings assets, are shown below:
      * average loans (as a percent of average earnings assets) decreased 2.8% to 68.4% at March 31, 1999 from 71.2% at December 31, 1998

      * average securities (as a percent of average earnings assets) increased 3.6% to 30.6% at March 31, 1999 from 27.0% at December 31, 1998

      * net interest margin, on a tax equivalent basis, increased to 3.98% at March 31, 1999, from 3.93% at December 31, 1998 and 3.96% at December 31, 1997

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1999 and 1998 was $150,000. For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

OTHER INCOME

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the period ended March 31, 1999 and 1998 (in thousands):

                                     THREE MONTHS ENDED
                                   1999             1998           $ CHANGE
Trust                           $   481          $   417             $  64
Brokerage                           120               64                56
Securities gains(losses)             -                12               (12)
Service charges                     500              462                38
Mortgage banking                    329              310                19
Other                               338              284                54
  Total other income            $ 1,768          $ 1,549             $ 219


  * Total non-interest income increased to $1,768,000 for the three months ended March 31, 1999, compared to $1,549,000 for the same period in 1998.

  * Trust revenues increased $64,000 or 15.3% to $481,000 for the three months ended March 31, 1999, compared to $417,000 for the same period in 1998. This increase is the net effect of increases in the fee structure for trust accounts,growth in employee benefit accounts managed by the Trust Department and by increased farm management fees partially offset by the decrease in trust assets. Trust assets decreased 9.8% to $305 million at March 31, 1999 from $338 million at December 31, 1998.

  * Revenues from brokerage and annuity sales increased $56,000 or 87.5% for the three months ended March 31, 1999, compared with the same period in 1998.

  * There were no securities gains or losses during the three months ended March 31, 1999 as compared to net securities gains of $12,000 for the same period in 1998.

  * Fees from service charges increased $38,000 or 8.2% to $500,000 for the three months ended March 31, 1999, compared to $462,000 for the same period in 1998. This increase was primarily due to an increase in the number of savings and transaction accounts and increase in the service charges on ATM's.

  * Mortgage banking income increased $19,000 or 6.1% to $329,000 for the three months ended March 31, 1999, compared to $310,000 for the same period in 1998. This was attributed to the volume of loans sold by First Mid Bank increasing to $21.6 million (representing 253 loans) as of March 31, 1999, from $18.8 million (representing 231 loans) as of the same period in 1998. Such sales resulted in gains of $307,000 for the three months ended March 31, 1999, compared to $286,000 for the same period in 1998.

OTHER EXPENSE

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 1999 and 1998 (in thousands):

                                     THREE MONTHS ENDED
                                     1999          1998          $ CHANGE
Salaries and benefits              $ 2,253       $ 2,124           $ 129
Occupancy and equipment                769           709              60
FDIC premiums                           27            28              (1)
Amortization of intangibles            191           191               -
Stationery and supplies                174           182              (8)
Legal and professional fees            224           207              17
Marketing and promotion                119           126              (7)
Other operating expenses               611           549              62
  Total other expense              $ 4,368       $ 4,116           $ 252

  * Total non-interest expense increased to $4,368,000 for the three months ended March 31, 1999, compared to $4,116,000 for the same period in 1998.

  * Salaries and employee benefits, the largest component of other expense, increased $129,000 or 6.1% to $2,253,000 for the three months ended March 31, 1999, compared to $2,124,000 for the same period in 1998. This increase can be explained by:

      * an increase of $13,000 in incentive compensation due to the increase in the volume of mortgage loan originations
      *  an increase of $17,000 in contract labor
      * an increase in FTE employees to 252 at March 31, 1999 from 249 at March 31, 1998
      *  merit increases for continuing employees

  * Occupancy and equipment expense increased $60,000 or 8.4% to $769,000 for the three months ended March 31, 1999, compared to $709,000 for the same period in 1998. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on remodeled buildings located in Mattoon and Charleston.

  * All other operating expenses increased $62,000 or 11.3% to $611,000 for the three months ended March 31, 1999, compared to $549,000 for the same period in 1998. This increase is due to training of employees and costs associated with the acquisition of the Monticello, Taylorville and DeLand branch offices of Bank One of Illinois.

INCOME TAXES

Total income tax expense amounted to $643,000 for the period ended March 31, 1999, compared to $665,000 for the same period in 1998. Effective tax rates were 32.2% and 33.3% for the periods ended March 31, 1999 and 1998.

ANALYSIS OF BALANCE SHEETS

LOANS

The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 1999 and December 31, 1998 (in thousands):

                                  March 31,             DECEMBER 31,
                                    1999                   1998
Real estate - mortgage           $232,853                $244,501
Commercial, financial
  and agricultural                 73,654                  78,579
Installment                        24,368                  25,194
Other                                 750                     791
  Total loans                    $331,625                $349,065

At March 31, 1999, the Company had loan concentrations in agricultural industries of $47.7 million, or 14.4%, of outstanding loans and $50.9 million, or 14.6%, at December 31, 1998. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 5% decrease in the residential real estate loan category during 1999 was primarily due to the origination and subsequent sale of certain fixed rate mortgage loans. First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. As of March 31, 1999, $21.6 million fixed rate mortgage loans, compared to $18.8 million for the same period in 1998, were sold by First Mid Bank in the secondary market. This increase in the volume of fixed rate loan originations is to a large degree the result of a flat yield curve that enabled borrowers to lock in low long-term rates. If the yield curve were to return to its historical norm, management anticipates that the volume of loan originations (and therefore the amount of revenue recognized from the sale of loans) would diminish.

The following table presents the balance of loans outstanding as of March 31, 1999, by maturities (dollars in thousands):

                                                           MATURITY <F1>
                                                     OVER 1
                                  ONE YEAR           THROUGH            OVER
                                 OR LESS <F2>        5 YEARS           5 YEARS            TOTAL
Real estate - mortgage            $ 51,509          $149,403          $ 31,941         $232,853
Commercial, financial
  and agricultural                  47,472            23,033             3,149           73,654
Installment                          5,791            17,944               633           24,368
Other                                  220               254               276              750
  Total loans                     $104,992          $190,634           $35,999         $331,625

<F1>  Based on scheduled principal repayments.
<F2>  Includes demand loans, past due loans and overdrafts.

As of March 31, 1999, loans with maturities over one year consisted of $195,518,000 in fixed rate loans and $31,115,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 1999 and December 31, 1998 (in thousands):

                                       March 31,          December 31,
                                         1999                1998
Nonaccrual loans                        $1,847              $1,783
Loans past due ninety days
  or more and still accruing             1,062                 609
Renegotiated loans which are
  performing in accordance
  with revised terms                        87                  90
Total Nonperforming Loans               $2,996              $2,482

At March 31, 1999, management has identified approximately $100,000 exposure associated with the $1,847,000 nonaccrual loans. This exposure was considered in determining the adequacy of the allowance for loan losses as of March 31, 1999.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $64,000 for the first three months of 1999. Interest income that was included in income totaled $2,000 for this same period in 1999.

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

LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates.

Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 1999, the Company's loan portfolio included $47.7 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $3.2 million from $50.9 million at December 31, 1998. During 1998, cash flows for many of the Company's agricultural borrowers declined as a result of lower commodity prices. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

Loan loss experience for the three months ended March 31, 1999 and 1998, are summarized as follows (dollars in thousands):
                                               March 31,        March 31,
                                                 1999             1998
Average loans outstanding,
  net of unearned income                      $337,216         $354,138
Allowance-beginning of year                    $ 2,715          $ 2,636
Charge-offs:
Real estate-mortgage                                -                10
Commercial, financial & agricultural               105               24
Installment                                         11               31
  Total charge-offs                                116               65
Recoveries:
Real estate-mortgage                                -                -
Commercial, financial & agricultural                 5                2
Installment                                          6               11
  Total recoveries                                  11               13
Net charge-offs                                    105               52
Provision for loan losses                          150              150
Allowance-end of period                        $ 2,760          $ 2,734
Ratio of net charge-offs to
  average loans                                    .03%             .01%
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                       .82%             .78%
Ratio of allowance for loan losses
  to nonperforming loans                          92.1%            97.9%

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

During the first three months of 1999, the Company had net charge-offs of
$105,000, compared to $471,000 for the year ended December 31, 1998.   At March
31, 1999, the allowance for loan losses amounted to $2,760,000, or .83% of total loans, and 92.1% of nonperforming loans. At December 31, 1998, the allowance was $2,715,000, or .78% of total loans, and 109.4% of nonperforming loans. The allowance for loan losses, in management's judgment, would be allocated as follows to cover potential loan losses (in thousands):

                              March 31, 1999                   December 31, 1998

                           ALLOWANCE       % OF               ALLOWANCE      % OF
                              FOR          LOANS                 FOR         LOANS
                             LOAN        TO TOTAL               LOAN       TO TOTAL
                            LOSSES         LOANS               LOSSES        LOANS
Real estate-mortgage       $  232           70.2%             $  264          70.1%
Commercial, financial
  and agricultural          1,553           22.2%              1,961          22.5%
Installment                   169            7.4%                166           7.2%
Other                          -              .2%                 -             .2%
Total allocated             1,954                              2,391
Unallocated                   806            N/A                 324           N/A
Allowance at end of
  reported period          $2,760          100.0%             $2,715         100.0%

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses. Possible loan losses due to the Year 2000 issue have been considered in this allocation calculation.

SECURITIES

The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for March 31, 1999 and December 31, 1998 (in thousands):

                                                  MARCH 31,                     DECEMBER 31,
                                                    1999                            1998
                                                            % OF                             % OF
                                          AMOUNT            TOTAL          AMOUNT            TOTAL
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies              $ 85,800            55%          $ 91,069            58%
Obligations of states and
 political subdivisions                   29,237            19%            27,674            18%
Mortgage-backed securities                36,882            24%            35,209            22%
Other securities                           2,509             2%             2,509             2%
    Total securities                    $154,428           100%          $156,461           100%

At March 31, 1999, the Company's investment portfolio showed an increase in mortgage-backed securities and obligations of states and political subdivisions, while the percentage of U.S. Government agency securities decreased. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Company's exposure relating to interest rate risk and improved the portfolio yield.

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 1999 and December 31, 1998 were as follows (in thousands):

                                                                       GROSS              GROSS           ESTIMATED
                                                  AMORTIZED         UNREALIZED         UNREALIZED           FAIR
                                                    COST               GAINS             LOSSES             VALUE
March 31, 1999
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies       $ 85,800              $  48           $  (876)          $ 84,972
Obligations of states and political
 subdivisions                                       26,578                408               (92)            26,894
Mortgage-backed securities                          36,882                141              (115)            36,908
Federal Home Loan Bank stock                         1,843                  -                 -              1,843
Other securities                                       666                  -                 -                666
 Total available-for-sale                         $151,769              $ 597          $ (1,083)          $151,283
Held-to-maturity:
Obligations of states and political
 subdivisions                                      $ 2,659              $  41            $     -           $ 2,700
DECEMBER 31, 1998
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies       $ 91,069              $ 333            $ (413)          $ 90,989
Obligations of states and political
 subdivisions                                       24,352                481               (48)            24,785
Mortgage-backed securities                          35,209                142              (100)            35,251
Federal Home Loan Bank stock                         1,843                  -                 -              1,843
Other securities                                       666                  -                 -                666
  Total available-for-sale                        $153,139              $ 956            $ (561)          $153,534
Held-to-maturity:
Obligations of states and political
 subdivisions                                     $  3,322              $  67              $   -          $  3,389

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 1999 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies              $  1,002         $ 54,976         $ 27,822        $  2,000        $ 85,800
Obligations of state and
  political subdivisions                    1,972            2,587           10,598          11,420          26,577
Mortgage-backed securities                  6,550           22,567            5,067           2,698           36,882
Other securities                               -                -                -            2,509           2,509
Total Investments                        $  9,524         $ 80,130         $ 43,487        $ 18,627        $151,768
Weighted average yield                       5.78%            5.68%            5.54%           4.55%           5.17%
Full tax-equivalent yield                    4.72%            5.76%            6.10%           6.00%           5.60%
Held-to-maturity:
Obligations of state and
  political subdivisions                  $   312          $ 1,286          $   160         $   901         $ 2,659
Weighted average yield                       5.30%            8.06%            5.55%           5.31%           5.20%
Full tax-equivalent yield                    8.03%            7.67%            8.40%           8.04%           7.88%

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

With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 1999.

Proceeds from sales of investment securities and realized gains and losses were as follows for the periods ended March 31, 1999 and December 31, 1998 (in thousands):
                              March 31,            DECEMBER 31,
                                1999                  1998
Proceeds from sales            $ -                 $ 10,485
Gross gains                      -                      157
Gross losses                     -                        3

Investment securities carried at approximately $91,297,000 and $93,947,000 at March 31, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

DEPOSITS

Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at March 31, 1999 and December 31, 1998 (dollars in thousands):

                                             MARCH 31,                         DECEMBER 31,
                                               1999                                1998
                                                      WEIGHTED                            WEIGHTED
                                                       AVERAGE                             AVERAGE
                                      AMOUNT            RATE              AMOUNT            RATE
Demand deposits:
  Non-interest bearing              $ 56,067                 -          $ 59,069                 -
  Interest bearing                   123,163             2.30%           125,586             2.93%
Savings                               37,923             2.19%            37,831             2.26%
Time deposits                        215,670             5.17%           222,562             5.51%
  Total average deposits             432,823             3.42%          $445,048             3.77%

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 1999 and December 31, 1998 (in thousands):

                                 MARCH 31,      December 31,
                                  1999              1998
3 months or less               $ 13,900          $ 21,510
Over 3 through 6 months           8,047             8,285
Over 6 through 12 months          7,267             4,608
Over 12 months                    8,830             8,995
  Total                         $38,044          $ 43,398

The decrease in deposit balances during the first quarter of 1999 were attributable to the maturity of promotional time deposits, seasonal commercial deposits and public funds. This reduction in the deposit balances was anticipated by management and is not considered to be a trend.

OTHER BORROWINGS

Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings as of March 31, 1999 and December 31, 1998 is presented below (in thousands):

                                                              March 31,               December 31,
                                                                 1999                      1998
  Securities sold under agreements to repurchase               $19,583                   $26,018
  Federal Home Loan Bank advances:
    Overnight                                                    4,800                         -
    Fixed term - due in one year or less                             -                         -
    Fixed term - due after one year                             15,500                    19,500
  Federal funds purchased                                            -                         -
    Total                                                      $39,883                   $45,518
    Average interest rate at end of period                        4.58%                     4.51%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase               $22,506                   $26,018
  Federal Home Loan Bank advances:
    Overnight                                                    4,800                     5,500
    Fixed term - due in one year or less                             -                         -
    Fixed term - due after one year                             19,500                    20,500
  Federal funds purchased                                            -                     5,750
    Total                                                      $46,806                   $57,767
Averages for the Year
  Securities sold under agreements to repurchase               $21,747                   $ 9,717
  Federal Home Loan Bank advances:
    Overnight                                                      831                       236
    Fixed term - due in one year or less                             -                         -
    Fixed term - due after one year                             18,167                    18,504
  Federal funds purchased                                          125                       364
    Total                                                      $40,870                   $28,821
    Average interest rate during the year                         4.51%                     5.07%

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

In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at March 31, 1999 (in thousands):

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12             12+
Deposits with other financial
  institutions                       $     -           $     -           $     -          $     -         $     -
Federal funds sold                       106                 -                 -                -               -
Taxable investment securities         18,396             9,848             2,534           22,464          71,148
Nontaxable investment securities           -               165               383            1,930          27,076
Loans                                 43,465            21,456            24,572           36,422         205,711
  Total                             $ 61,967          $ 31,469          $ 27,489         $ 60,816       $ 303,935
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts          127,137                 -                 -                -               -
Money market accounts                 35,708                 -                 -                -               -
Other time deposits                   26,579            28,077            46,990           41,145          64,401
Other borrowings                      24,383                 -                 -           15,500                         -
Long-term debt                         4,325                 -                 -                -               -
  Total                            $ 218,132         $  28,077          $ 46,990         $ 56,645        $ 64,401
  Periodic GAP                     $(156,165)        $   3,392         $(19,501)         $  4,171        $239,534
  Cumulative GAP                   $(156,165)        $(152,773)        $(172,274)       $(168,103)       $ 71,431
GAP as a % of interest earning assets:
  Periodic                            (32.2%)               .7%            (4.0%)              .9%           49.3%
  Cumulative                          (32.2%)           (31.5%)           (35.5%)          (34.6%)           14.7%

At March 31, 1999, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin.

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

CAPITAL RESOURCES

At March 31, 1999, the Company's stockholders' equity increased $1,043,000 or 2.1% to $51,523,000 from $50,480,000 as of December 31, 1998. During the first three months of 1999, net income contributed $1,356,000 to equity before the payment of dividends to common and preferred stockholders. The change in net unrealized gain on available-for-sale investment securities decreased stockholders' equity by $559,000, net of tax.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. Management believes that as of March 31, 1999 and December 31, 1998 all capital adequacy requirements have been met by the Company and First Mid Bank.

As of March 31, 1999, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
MARCH 31, 1999
Total Capital
  (to risk-weighted assets)
  Company                       $ 46,985         15.09%       $ 24,915       > 8.00%      $ 31,144      > 10.00%
  First Mid Bank                  48,405         15.65          24,737       > 8.00         30,921      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                         44,225         14.20          12,458       > 4.00         18,686      >  6.00
  First Mid Bank                  45,645         14.76          12,368       > 4.00         18,553      >  6.00
Tier 1 Capital
  (to average assets)
  Company                         44,225         8.42           21,010       > 4.00         26,263      >  5.00
  First Mid Bank                  45,645         8.72           20,939       > 4.00         26,174      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                         ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                  AMOUNT          RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1998
Total Capital
  (to risk-weighted assets)
  Company                      $ 45,218         13.89%       $ 26,036       > 8.00%      $ 32,545      > 10.00%
  First Mid Bank                 46,704         14.46          25,831       > 8.00         32,289      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                        42,503         13.06          13,018       > 4.00         19,527      >  6.00
  First Mid Bank                 43,989         13.62          12,916       > 4.00         19,373      >  6.00
Tier 1 Capital
  (to average assets)
  Company                        42,503          7.90          21,528       > 4.00         26,910      >  5.00
  First Mid Bank                 43,989          8.20          21,448       > 4.00         26,810      >  5.00

Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.

STOCK PLANS

The Company has four stock plans, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 1998 Form 10-K.

   * The DEFERRED COMPENSATION PLAN was effective as of June, 1984, in which its purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.

   * The FIRST RETIREMENT AND SAVINGS PLAN was effective beginning in 1985. Employees are eligible to participate in this plan after six months of service to the Company.

   * The DIVIDEND REINVESTMENT PLAN was effective as of October, 1994. The purpose of this plan is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common and preferred shareholders into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate. This plan is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company.

   * The STOCK INCENTIVE PLAN was established by the Company in December, 1997, and is intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 100,000 shares have been authorized under this plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued.

On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at the most recent market price of the stock. As of March 31, 1999, 17,859 shares (.8%) at a total price of $587,000 and as of December 31, 1998, 13,539 shares (.7%) at a total price of $507,000 were repurchased by the Company. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

LIQUIDITY

Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At March 31, 1999, the excess collateral at the Federal Home Loan Bank will support approximately $70 million of additional advances.

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

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" ("SFAS 134"). SFAS 134 amends Statement No.65, "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES" to conform the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. SFAS 134 was effective for the first quarter of 1999. The adoption of SFAS 134 did not have a material impact on the Company.

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

The Company completed the information technology portion of the assessment and inventory phases of its Year 2000 project in early 1998. Full time renovation began in the first quarter of 1998. Testing and implementation activities have been underway on mission critical applications since late 1997. The Company has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Mattoon. As of March 31, 1999, the Company had completed approximately 90% of its renovation, testing and implementation for mission critical applications (including vended and out-sourced applications). All implementation includes testing with dates into the Year 2000 and internal user acceptance. The balance of these applications are planned to be renovated, tested and implemented in early 1999. With respect to non-mission critical applications, the Company's target for completion of Year 2000 work is mid-1999.

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

As part of its credit analysis process, the Company is assessing the Year 2000 readiness of its significant credit customers and is using this information in the methodology of assessing the adequacy of the allowance for loan losses. In addition, as part of its fiduciary activities, the Company has developed and is implementing a plan for taking the Year 2000 issue into consideration, and to evaluate and deal with Year 2000 issues associated with property held in trust. The Company's personnel have also conducted several workshops for its customers, as well as for the community as a whole, to explain the Year 2000 issues and the Company's Year 2000 program.

The Company conducts an ongoing review of its estimated Year 2000 external expenditures which are currently estimated to be approximately $125,000. This estimate includes the cost of purchasing licenses for software programming tools but does not reflect the cost of the time of internal staff. All Year 2000 costs are expensed as incurred. As of March 31, 1999, approximately 75% of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly over the next 12 months.

The cost of the time of internal staff devoted to the Year 2000 project is significant. This expense is not included in the above statement. Because of the priority given to the Year 2000 work by the Company, some other technology-related projects have been delayed. However, such delays are not expected to have a material effect on the ongoing business operations of the Company.

PENDING LITIGATION

Heartland Savings Bank, a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. Refer to "PART II, ITEM 1, LEGAL PROCEEDINGS".

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the market risks faced by the Company since December 31, 1998. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II
ITEM 1.  LEGAL PROCEEDINGS

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In January, 1999, First Mid Bank announced an agreement to acquire the Monticello, Taylorville and DeLand branch offices of Bank One Illinois, N.A. The acquisition is expected to be completed May 7, 1999.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) -- Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 7, 1999 relating to its announcement of a definitive agreement to acquire the Monticello, Taylorville and DeLand offices of Bank One Illinois, N.A.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST MID-ILLINOIS BANCSHARES, INC.
                                   (Company)

                        By: /s/  Daniel E. Marvin, Jr.
                    -------------------------------------*
                             Daniel E. Marvin, Jr.
                     President and Chief Executive Officer


                          By: /s/  William S. Rowland
                    -------------------------------------*
                              William S. Rowland
             Executive Vice President and Chief Financial Officer




Dated:    May 6, 1999
      *---------------------*

                   EXHIBIT INDEX TO FORM 10-Q
EXHIBIT
NUMBER   DESCRIPTION AND FILING OR INCORPORATION REFERENCE
 11.1    STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
         (Filed herewith)
 27.1    FINANCIAL DATA SCHEDULE
         (Filed herewith)