Form 10-Q
period 1999-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1999-08-13
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

      As of August 13, 1999 2,092,332 common shares, $4.00 par value, were outstanding.


PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)                          JUNE 30,                December 31,
(In thousands, except share data)                                  1999                      1998
ASSETS
Cash and due from banks:
  Non-interest bearing                                          $ 16,224                   $ 14,669
  Interest bearing                                                 6,668                        103
Federal funds sold                                                15,143                      7,000
  Cash and cash equivalents                                       38,035                     21,772
Investment securities:
  Available-for-sale, at fair value                              153,489                    153,534
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,448 and $3,389 at June 30, 1999
    and December 31, 1998, respectively)                           2,444                      3,322
Loans                                                            359,337                    349,065
Less allowance for loan losses                                     2,973                      2,715
  Net loans                                                      356,364                    346,350
Premises and equipment, net                                       15,320                     13,226
Intangible assets, net                                            13,979                      7,787
Other assets                                                      10,379                      8,672
  TOTAL ASSETS                                                  $590,010                   $554,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                          $ 66,317                   $ 62,357
  Interest bearing                                               426,861                    387,279
  Total deposits                                                 493,178                    449,636
Securities sold under agreements to repurchase                    21,465                     26,018
Federal Home Loan Bank advances                                   15,500                     19,500
Long-term debt                                                     4,325                      4,700
Other liabilities                                                  4,410                      4,329
  TOTAL LIABILITIES                                              538,878                    504,183
Stockholders' Equity:
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 614 shares
  with stated value of $5,000 per share                            3,070                      3,070
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,049,683 shares in 1999 and
  2,023,227 shares in 1998                                         8,199                      8,093
Additional paid-in-capital                                         9,396                      8,562
Retained earnings                                                 33,104                     31,025
Deferred compensation                                              1,084                        950
Accumulated other comprehensive income (loss)                     (1,947)                       261
Less treasury stock at cost, 20,051 shares
  in 1999 and 15,539 shares in 1998                               (1,774)                    (1,481)
TOTAL STOCKHOLDERS' EQUITY                                        51,132                     50,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $590,010                   $554,663
See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)            THREE MONTHS ENDED                  SIX MONTHS ENDED
(In thousands, except per share data)                         June 30,                            June 30,
                                                     1999               1998              1999              1998
INTEREST INCOME:
Interest and fees on loans                         $ 7,173           $ 7,245           $14,042           $14,610
Interest on investment securities                    2,184             1,975             4,238             3,925
Interest on federal funds sold                         137                80               192               161
Interest on deposits with
  other financial institutions                          47                 2                49                20
  Total interest income                              9,541             9,302            18,521            18,716
INTEREST EXPENSE:
Interest on deposits                                 3,895             4,158             7,595             8,465
Interest on securities sold under agreements
  to repurchase                                        174                61               388               113
Interest on Federal Home Loan Bank advances            253               253               498               472
Interest on Federal funds purchased                      5                 1                 7                16
Interest on long-term debt                              66                99               136               204
  Total interest expense                             4,393             4,572             8,624             9,270
  Net interest income                                5,148             4,730             9,897             9,446
Provision for loan losses                              150               150               300               300
  Net interest income after provision                4,998             4,580             9,597             9,146
OTHER INCOME:
Trust revenues                                         464               414               945               831
Brokerage revenues                                     109                90               229               154
Service charges                                        573               478             1,073               940
Securities gains, net                                    -                 -                 -                12
Mortgage banking income                                195               307               524               617
Other                                                  346               251               684               535
  Total other income                                 1,687             1,540             3,455             3,089
OTHER EXPENSE:
Salaries and employee benefits                       2,402             2,107             4,655             4,231
Net occupancy and equipment expense                    852               729             1,621             1,438
Amortization of intangible assets                      191               191               382               382
Stationary and supplies                                189               168               363               350
Legal and professional                                 283               215               507               422
Marketing and promotion                                195               137               314               263
Other                                                  676               783             1,314             1,360
  Total other expense                                4,788             4,330             9,156             8,446
Income before income taxes                           1,897             1,790             3,896             3,789
Income taxes                                           598               593             1,241             1,258
  Net income                                       $ 1,299           $ 1,197           $ 2,655           $ 2,531
Per common share data:
Basic earnings per share                           $   .61           $   .56            $ 1.25            $ 1.20
Diluted earnings per share                         $   .57           $   .53            $ 1.17            $ 1.13
See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                           FOR THE SIX MONTHS ENDED
                                                                                    June 30,
(In thousands)                                                          1999                      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 2,655                   $ 2,531
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Provision for loan losses                                              300                       300
  Depreciation, amortization and accretion, net                        1,119                     1,026
  Gain on sale of securities, net                                         -                        (12)
  (Gain) loss on sale of other real property owned, net                  (77)                      152
  Gain on sale of mortgage loans held for sale, net                     (483)                     (444)
  Origination of mortgage loans held for sale                        (24,940)                  (39,063)
  Proceeds from sale of mortgage loans held for sale                  32,717                    38,228
  Increase in other assets                                            (1,543)                     (867)
  Increase in other liabilities                                        1,592                       245
Net cash provided by (used in) operating activities                   11,340                     2,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                              (30)                      (68)
Purchases of premises and equipment                                   (1,068)                   (1,058)
Net (increase) decrease in loans                                      (7,639)                   16,266
Proceeds from sales of:
  Securities available-for-sale                                           -                      2,327
Proceeds from maturities of:
  Securities available-for-sale                                       24,302                    24,030
  Securities held-to-maturity                                            135                       410
Purchases of:
  Securities available-for-sale                                      (26,758)                  (36,010)
  Securities held-to-maturity                                           (332)                     (799)
Purchase of financial organization, net of cash received              46,441                        -
Net cash provided by investing activities                             35,051                     5,098
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits                                             (20,771)                  (18,572)
(Decrease) in repurchase agreements                                   (4,553)                   (3,916)
Increase (decrease) in FHLB advances                                  (4,000)                   13,500
Repayment of long-term debt                                             (375)                     (750)
Proceeds from issuance of common stock                                   290                       704
Purchase of treasury stock                                              (159)                       -
Dividends paid on preferred stock                                        (45)                      (16)
Dividends paid on common stock                                          (515)                     (475)
Net cash used in financing activities                                (30,128)                   (9,525)
Increase (decrease) in cash and cash equivalents                      16,263                    (2,331)
Cash and cash equivalents at beginning of period                      21,772                    26,661
Cash and cash equivalents at end of period                           $38,035                   $24,330
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                           $ 8,747                   $ 9,158
  Income taxes                                                         1,524                     1,968
Loans transferred to real estate owned                                   497                       335
Dividends reinvested in common shares                                    651                       622
See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

       The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 1999 and 1998, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

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

COMPREHENSIVE INCOME

       The Company's comprehensive income for the period ended June 30, 1999 and 1998 is as follows:

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                June 30,                                June 30,
(In thousands)                                         1999                1998                1999               1998
Net income                                           $1,299              $1,197              $2,655             $2,531
Other comprehensive income(loss):
  Unrealized gains(losses) during the period         (2,498)                (68)             (3,345)                88
  Reclassification adjustment for net
  (gains)losses realized in net income                   -                   -                   -                 (12)
  Tax effect                                            849                  24               1,137                (26)
Comprehensive income(loss)                            $(350)             $1,153              $  447             $2,581


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

       The components of basic and diluted earnings per common share for the three month and six month periods ended June 30, 1999 and 1998 are as follows:

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              June 30,                               June 30,
                                                     1999                1998                1999                1998
BASIC EARNINGS PER SHARE:
Net income                                        $1,299,000          $1,197,000          $2,655,000         $2,531,000
Less preferred stock dividends                       (71,000)            (72,000)           (142,000)          (143,000)
Net income available to common stockholders       $1,228,000          $1,125,000          $2,513,000         $2,388,000
Weighted average common shares outstanding         2,020,682           2,002,657           2,017,909          1,991,034
Basic Earnings per Common Share                        $ .61               $ .56               $1.25              $1.20
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders       $1,228,000          $1,125,000          $2,513,000         $2,388,000
Assumed conversion of preferred stock                 71,000              72,000             142,000            143,000
Net income available to common stock-
  holders after assumed conversion                $1,299,000          $1,197,000          $2,655,000         $2,531,000
Weighted average common shares outstanding         2,020,682           2,002,657           2,017,909          1,991,034
Assumed conversion of stock options                    8,501               4,101               7,902              5,511
Assumed conversion of preferred stock                248,179             249,564             250,604            250,081
Diluted weighted average common
  shares outstanding                               2,277,362           2,256,322           2,276,416          2,246,626
Diluted Earnings per Common Share                      $ .57               $ .53               $1.17              $1.13


MERGERS AND ACQUISITIONs

       During the second quarter of 1999, the Company acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A. This cash acquisition added approximately $64 million to total deposits, $10 million to loans, $1.7 million to premises and equipment and $6.5 million to intangible assets. This acquisition was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branches were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since May 7, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended June 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as, discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules and projected costs for Year 2000 work. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation
Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. With respect to the Company's Year 2000 work, such uncertainties also include the Company's ability to continue to fund its Year 2000 renovation and to retain capable staff through the completion of its Year 2000 renovation and the ability of its vendors, clients, counter parties and customers to complete Year 2000 renovation efforts on a timely basis and in a manner that allows them to continue normal business operations or furnish products, services or data to the Company without disruption, as well as the Company's ability to accurately evaluate their readiness in this regard and, where necessary, develop and implement effective contingency plans. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


OVERVIEW

       Net income for the three months ended June 30, 1999 was $1,299,000, an increase of 8.5% from $1,197,000 for the same period in 1998. Diluted earnings per share for the quarter ended was $.57 in 1999, an increase from $.53 in 1998. A summary of the factors which contributed to the changes in net income for the three months is shown in the table below.

       Net income for the six months ended June 30, 1999 was $2,655,000, an increase of 4.9% from $2,531,000 for the same period in 1998. Diluted earnings per share for the six month period ended was $1.17 in 1999, an increase from $1.13 in 1998. A summary of the factors which contributed to the changes in net income for the six month period is shown in the table below.

                                          1999 VS 1998      1999 VS 1998
(in thousands)                            THREE MONTHS       SIX MONTHS
Net interest income                          $ 418             $ 451
Other income, including
  securities transactions                      147               366
Other expenses                                (458)             (710)
Income taxes                                    (5)               17
Increase in net income                       $ 102             $ 124

       The following table shows the Company's annualized performance ratios for the six months ended June 30, 1999, as compared to the annualized performance ratios for the six months ended June 30, 1998 and the performance ratios for the year ended December 31, 1998:

                                      June 30,       June 30,     December 31,
                                        1999           1998           1998
Return on average assets                 .97%           .96%           .95%
Return on average equity               10.34%         10.66%         10.39%
Return on average common equity        10.41%         10.76%         10.47%
Average equity to average assets        9.34%          8.98%          9.16%


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

                                                    SIX MONTHS ENDED                             SIX MONTHS ENDED
                                                      JUNE 30, 1999                                JUNE 30, 1998
                                             AVERAGE                       AVERAGE        AVERAGE                       AVERAGE
                                             BALANCE       INTEREST         RATE          BALANCE       INTEREST         RATE
ASSETS
Interest-bearing deposits                    $ 1,986        $    49          4.93%        $   797        $    20          5.12%
Federal funds sold                             8,272            192          4.64%          5,946            161          5.42%
Investment securities
  Taxable                                    123,949          3,569          5.76%        113,879          3,572          6.27%
  Tax-exempt <F1>                             29,033          1,013          6.98%         13,894            534          7.69%
Loans <F2><F3>                               341,868         14,042          8.21%        350,309         14,610          8.34%
Total earning assets                         505,108         18,865          7.47%        484,825         18,897          7.80%
Cash and due from banks                       15,577                                       16,513
Premises and equipment                        13,872                                       12,429
Other assets                                  17,787                                       17,785
Allowance for loan losses                     (2,811)                                      (2,744)
Total assets                                $549,533                                     $528,808
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits
  Demand deposits                           $132,046        $ 1,551          2.35%       $130,234        $ 1,959          3.01%
  Savings deposits                            39,623            442          2.23%         38,527            433          2.25%
  Time deposits                              219,548          5,602          5.10%        220,921          6,073          5.50%
Securities sold under
  agreements to repurchase                    19,641            388          3.95%          5,222            113          4.34%
FHLB advances                                 19,788            498          5.04%         17,511            472          5.39%
Federal funds purchased                          282              7          4.98%            565             16          5.66%
Long-term debt                                 4,509            136          6.02%          6,005            204          6.79%
Total interest-bearing
    liabilities                              435,437          8,624          3.96%        418,985          9,270          4.43%
Demand deposits                               58,507                                       56,922
Other liabilities                              4,258                                        5,415
Stockholders' equity                          51,331                                       47,486
Total liabilities & equity                  $549,533                                     $528,808
Net interest income (TE)                                    $10,241                                      $ 9,627
Net interest spread                                                          3.51%                                        3.37%
Impact of non-interest
 bearing funds                                                                .55%                                         .60%
Net yield on interest-
  earning assets (TE)                                                        4.06%                                        3.97%

<F1> Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
<F2> Loan fees are included in interest income and are not material.
<F3> Nonaccrual loans have been included in the average balances.

       Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the six months ended June 30, 1999 (in thousands) as compared to the six months ended June 30, 1998:

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                     1999 COMPARED TO 1998
                                                                     INCREASE / (DECREASE)
                                               TOTAL                                                       RATE/
                                              CHANGE              VOLUME               RATE             VOLUME <F4>
EARNING ASSETS:
Interest-bearing deposits                   $    29              $   28             $     1              $    -
Federal funds sold                               31                  63                 (23)                 (9)
Investment securities:
  Taxable                                        (3)                316                (293)                (26)
  Tax-exempt <F1>                               479                 582                 (49)                (54)
Loans <F2><F3>                                 (568)               (351)               (222)                  5
  Total interest income                         (32)                638                (586)                (84)
Interest-Bearing Liabilities
Interest-bearing deposits
  Demand deposits                              (408)                 27                (429)                 (6)
  Savings deposits                                9                  12                  (3)                  -
  Time deposits                                (471)                (38)               (436)                  3
Securities sold under
  agreements to repurchase                      275                 313                 (10)                (28)
FHLB advances                                    26                  60                 (30)                 (4)
Federal funds purchased                          (9)                 (8)                 (2)                  1
Long-term debt                                  (68)                (51)                (23)                  6
  Total interest expense                       (646)                315                (933)                (28)
 Net interest income                        $   614               $ 323             $   347             $   (56)

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

       On an tax equivalent basis, net interest income increased $614,000, or 6.4% to $10,241,000 for the six months ended June 30, 1999, from $9,627,000 for the same period in 1998. The increase in net interest income for the six months ended June 30, 1999, was primarily due to the decrease in the deposit rates combined with a higher deposit base.

       For the six months ended June 30, 1999, average earning assets increased by $20,283,000, or 4.2%, and average interest-bearing liabilities increased $16,452,000, or 3.9%, compared with average balances for the six months ended June 30, 1998.

       Changes in average balances, as a percent of average earnings assets, are shown below:
      * average loans (as a percent of average earnings assets) decreased 4.6% to 67.7% at June 30, 1999 from 72.3% at June 30, 1998
      * average securities (as a percent of average earnings assets) increased 3.9% to 30.3% at June 30, 1999 from 26.4% at June 30, 1998
      * net interest margin, on a tax equivalent basis, increased to 4.06% at June 30, 1999, from 3.97% at June 30, 1998

PROVISION FOR LOAN LOSSES

       The provision for loan losses for the six months ended June 30, 1999 and 1998 was $300,000. For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

OTHER INCOME

       An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended and six months ended June 30, 1999 and 1998 (in thousands):

                                                       THREE MONTHS ENDED                                SIX MONTHS ENDED
                                            1999             1998           $ CHANGE          1999            1998          $ CHANGE
Trust                                     $   464          $   414             $ 50         $   945         $   831           $ 114
Brokerage                                     109               90               19             229             154              75
Securities gains(losses)                        -                -                -               -              12             (12)
Service charges                               573              478               95           1,073             940             133
Mortgage banking                              195              307             (112)            524             617             (93)
Other                                         346              251               95             684             535             149
  Total other income                      $ 1,687          $ 1,540            $ 147         $ 3,455         $ 3,089           $ 366

* Total non-interest income increased to $3,455,000 for the six months ended June 30, 1999, compared to $3,089,000 for the same period in 1998.

* Trust revenues increased $114,000 or 13.7% to $945,000 for the six months ended June 30, 1999, compared to $831,000 for the same period in 1998. This increase is the net effect of increases in the fee structure for trust accounts, growth in employee benefit accounts managed by the Trust Department and by increased farm management fees partially offset by the decrease in trust assets. Trust assets (reported at market value) decreased 8.6% to $311 million at June 30, 1999 from $338 million at December 31, 1998.

* Revenues from brokerage and annuity sales increased $75,000 or 48.7% for the six months ended June 30, 1999, compared with the same period in 1998.

* There were no securities gains or losses during the six months ended June 30, 1999 as compared to net securities gains of $12,000 for the same period in 1998.

* Fees from service charges increased $133,000 or 14.1% to $1,073,000 for the six months ended June 30, 1999, compared to $940,000 for the same period in 1998. This increase was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's, and an increase in the fee schedule on transactions.

* Mortgage banking income decreased $93,000 or 15.1% to $524,000 for the six months ended June 30, 1999, compared to $617,000 for the same period in 1998. This was attributed to the volume of loans sold by First Mid Bank decreasing to $32.2 million (representing 415 loans) as of June 30, 1999, from $37.8 million (representing 469 loans) as of the same period in 1998.

* Other income increased $149,000 or 27.9% to $684,000 for the six months ended June 30, 1999, compared to $535,000 for the same period in 1998. This increase was primarily due to a $93,000 gain on the sale of property (net book value of $230,000) in Mattoon, Tuscola and Charleston, Illinois.

OTHER EXPENSE

       The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended and six months ended June 30, 1999 and 1998 (in thousands):

                                              THREE MONTHS ENDED                              SIX MONTHS ENDED
                                      1999            1998         $ CHANGE           1999            1998        $ CHANGE
Salaries and benefits              $ 2,402         $ 2,107           $ 295         $ 4,655         $ 4,231          $ 424
Occupancy and equipment                852             729             123           1,621           1,438            183
FDIC premiums                           27              28              (1)             54              56             (2)
Amortization of intangibles            191             191               -             382             382              -
Stationery and supplies                189             168              21             363             350             13
Legal and professional fees            283             215              68             507             422             85
Marketing and promotion                195             137              58             314             263             51
Other operating expenses               649             755            (106)          1,260           1,304            (44)
  Total other expense              $ 4,788         $ 4,330           $ 458         $ 9,156         $ 8,446          $ 710

* Total non-interest expense increased to $9,156,000 for the six months ended June 30, 1999, compared to $8,446,000 for the same period in 1998.

* Salaries and employee benefits, the largest component of other expense, increased $424,000 or 10.0% to $4,655,000 for the six months ended June 30, 1999, compared to $4,231,000 for the same period in 1998. This increase can be explained by:

       * an increase in FTE employees to 279 at June 30, 1999 from 251 at June 30, 1998, and
       *     merit increases for continuing employees

* Occupancy and equipment expense increased $183,000 or 12.7% to $1,621,000 for the six months ended June 30, 1999, compared to $1,438,000 for the same period in 1998. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on remodeled buildings located in Mattoon, Tuscola and Charleston.

* All other categories of operating expenses increased a net of $103,000 or 3.7% to $2,880,000 for the six months ended June 30, 1999, compared to $2,777,000 for the same period in 1998. This increase is primarily due to the training of new employees and costs associated with the new branches in Monticello, Taylorville and DeLand.


INCOME TAXES

       Total income tax expense amounted to $1,241,000 for the six months ended June 30, 1999, compared to $1,258,000 for the same period in 1998. Effective tax rates were 31.9% and 33.2% for the periods ended June 30, 1999 and 1998.

ANALYSIS OF BALANCE SHEETS

LOANS

       The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 1999 and December 31, 1998 (in thousands):

                                  June 30,              DECEMBER 31,
                                    1999                   1998
Real estate - mortgage           $246,149                $244,501
Commercial, financial
  and agricultural                 87,292                  78,579
Installment                        24,226                  25,194
Other                               1,670                     791
  Total loans                    $359,337                $349,065

       At June 30, 1999, the Company had loan concentrations in agricultural industries of $57.6 million, or 16.0%, of outstanding loans and $50.9 million, or 14.6%, at December 31, 1998. The Company had no further industry loan concentrations in excess of 10% of outstanding loans. The increase in out-standing commercial and agricultural loans and the related increase in total loans was primarily attributable to $10 million in loans acquired through the May, 1999, purchase of the Bank One branches.

       Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $1.4 million as of June 30, 1999.

       The following table presents the balance of loans outstanding as of June 30, 1999, by maturities (dollars in thousands):

MATURITY <F1>
                                                              OVER 1
                                        ONE YEAR              THROUGH               OVER
                                       OR LESS <F2>           5 YEARS              5 YEARS              TOTAL
Real estate - mortgage                  $ 48,692             $163,822             $ 33,635           $246,149
Commercial, financial
  and agricultural                        57,524               26,334                3,434             87,292
Installment                                6,005               17,573                  648             24,226
Other                                        572                  353                  745              1,670
  Total loans                           $112,793             $208,082              $38,462           $359,337

<F1> Based on scheduled principal repayments.
<F2> Includes demand loans, past due loans and overdrafts.

       As of June 30, 1999, loans with maturities over one year consisted of $211,876,000 in fixed rate loans and $34,668,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

       Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

       The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 1999 and December 31, 1998 (in thousands):

                                          June 30,          December 31,
                                            1999                1998
Nonaccrual loans                           $1,336              $1,783
Loans past due ninety days
  or more and still accruing                1,291                 609
Renegotiated loans which are
  performing in accordance
  with revised terms                           85                  90
Total Nonperforming Loans                  $2,712              $2,482

       At June 30, 1999, management has identified approximately $100,000 exposure associated with the nonperforming loans. This exposure was considered in determining the adequacy of the allowance for loan losses as of June 30, 1999. Approximately $856,000 of the loans past due ninety days or more and still accruing resulted from three individual, collateral dependent, agricultural-related loans to three separate borrowers.

       Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $84,000 for the first six months of 1999. Interest income that was included in income for the first six months of 1999 totaled $4,000.

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

       Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 1999, the Company's loan portfolio included $57.6 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $6.7 million from $50.9 million at December 31, 1998, due to decreased cash flows for many of the Company's agricultural borrowers. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

       Loan loss experience for the six months ended June 30, 1999 and 1998, are summarized as follows (dollars in thousands):

                                             June 30,          June 30,
                                               1999              1998
Average loans outstanding,
  net of unearned income                    $341,868          $350,309
Allowance-beginning of period                $ 2,715           $ 2,636
Balance of acquired branches                     150                -
Charge-offs:
Real estate-mortgage                               -                21
Commercial, financial & agricultural             170                34
Installment                                       40                68
  Total charge-offs                              210               123
Recoveries:
Real estate-mortgage                               -                 -
Commercial, financial & agricultural               7                 4
Installment                                       11                20
  Total recoveries                                18                24
Net charge-offs                                  192                99
Provision for loan losses                        300               300
Allowance-end of period                      $ 2,973           $ 2,837
Ratio of net charge-offs to
  average loans (annualized)                     .06%              .03%
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                     .83%              .83%
Ratio of allowance for loan losses
  to nonperforming loans                       109.6%             77.7%


       The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses. The Company has recently learned of potential problems concerning several loans to one customer. The Company's investigation into these potential problems is in its initial phase, and it is not possible to determine at this time whether any losses (and if so the amount of the losses) will be incurred by the Company with respect to these loans. As of August 12, 1999 there was an aggregate of $1.9 million in principal and interest due from this borrower under these loans. As of August 12, 1999 the borrower was current in all payments due on these loans.

       During the first six months of 1999, the Company had net charge-offs of
$192,000, compared to $99,000 for the same period in 1998.   The increase in
the charge-offs of commercial, financial and agricultural loans resulted
primarily from collateral dependent commercial loans from two borrowers.   At
June 30, 1999, the allowance for loan losses amounted to $2,973,000, or .83% of total loans, and 109.6% of nonperforming loans. At June 30, 1998, the allowance was $2,837,000, or .83% of total loans, and 77.7% of nonperforming loans.


SECURITIES

       The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for June 30, 1999 and December 31, 1998 (in thousands):

                                                             JUNE 30,                        DECEMBER 31,
                                                               1999                              1998
                                                                         % OF                             % OF
                                                       AMOUNT            TOTAL          AMOUNT            TOTAL
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                            $ 90,111            57%          $ 91,069            58%
Obligations of states and
 political subdivisions                                 30,636            19%            27,674            18%
Mortgage-backed securities                              35,785            22%            35,209            22%
Other securities                                         2,579             2%             2,509             2%
    Total securities                                  $159,111           100%          $156,461           100%

       At June 30, 1999, the Company's investment portfolio showed an increase in obligations of states and political subdivisions. While the volume of U.S. Government agency securities decreased, mortgage-backed securities and all other securities remained constant. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped mollify the Company's exposure relating to market value risk and improved the portfolio yield.

       The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                                                         GROSS               GROSS             ESTIMATED
                                                   AMORTIZED          UNREALIZED          UNREALIZED             FAIR
June 30, 1999                                        COST                GAINS              LOSSES               VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 90,111             $     5           $ (2,450)           $ 87,666
Obligations of states and political
 subdivisions                                        28,192                 177               (616)             27,753
Mortgage-backed securities                           35,785                  82               (376)             35,491
Federal Home Loan Bank stock                          1,913                   -                  -               1,913
Other securities                                        666                   -                  -                 666
 Total available-for-sale                          $156,667             $   264           $ (3,442)           $153,489
Held-to-maturity:
Obligations of states and political
 subdivisions                                      $  2,444             $    21           $    (17)           $  2,448
DECEMBER 31, 1998
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 91,069               $ 333             $ (413)           $ 90,989
Obligations of states and political
 subdivisions                                        24,352                 481                (48)             24,785
Mortgage-backed securities                           35,209                 142               (100)             35,251
Federal Home Loan Bank stock                          1,843                   -                  -               1,843
Other securities                                        666                   -                  -                 666
  Total available-for-sale                         $153,139               $ 956             $ (561)           $153,534
Held-to-maturity:
Obligations of states and political
 subdivisions                                      $  3,322               $  67               $   -           $  3,389

       The rise in interest rates during 1999 has reduced the market value of the investment portfolio 2.3% since December 31, 1998. This compares favorably to the negative 4.2% estimated change in the price of the five-year Treasury Note over the same period.

       The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 1999 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                                 ONE             AFTER 1           AFTER 5            AFTER
                                                YEAR             THROUGH           THROUGH             TEN
                                               OR LESS           5 YEARS          10 YEARS            YEARS             TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $ 2,009           $52,234           $31,731           $ 4,137          $ 90,111
Obligations of state and
  political subdivisions                         1,962             2,722            11,430            12,078            28,192
Mortgage-backed securities                       2,375            19,466            11,427             2,517            35,785
Other securities                                    -                 -                 -              2,579             2,579
Total Investments                              $ 6,346           $74,422           $54,588           $21,311          $156,667
Weighted average yield                            5.86%             5.69%             5.70%             4.53%             5.27%
Full tax-equivalent yield                         4.12%             5.79%             6.19%             5.89%             5.70%
Held-to-maturity:
Obligations of state and
  political subdivisions                       $   312           $ 1,286            $  160            $  686           $ 2,444
Weighted average yield                            5.30%             5.06%             5.55%             5.46%             5.24%
Full tax-equivalent yield                         8.03%             7.67%             8.40%             8.28%             7.93%

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

       With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 1999.

       Proceeds from sales of investment securities and realized gains and losses were as follows for the six months ended June 30, 1999 and June 30, 1998 (in thousands):
                                June 30,                June 30,
                                  1999                    1998
Proceeds from sales               $ -                   $ 2,327
Gross gains                         -                        15
Gross losses                        -                         3

       Investment securities carried at approximately $92,881,000 and $93,947,000 at June 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


DEPOSITS

       Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 1999 and for the year ended December 31, 1998 (dollars in thousands):

                                                         JUNE 30,                             DECEMBER 31,
                                                           1999                                   1998
                                                                 WEIGHTED                               WEIGHTED
                                                                  AVERAGE                                AVERAGE
                                               AMOUNT              RATE                AMOUNT             RATE
Demand deposits:
  Non-interest bearing                         $ 58,507                   -           $ 59,069                  -
  Interest bearing                              132,046               2.35%            125,586              2.93%
Savings                                          39,623               2.23%             37,831              2.26%
Time deposits                                   219,548               5.10%            222,562              5.51%
  Total average deposits                        449,724               3.38%           $445,048              3.77%

       The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 1999 and December 31, 1998 (in thousands):

                                    JUNE 30,            December 31,
                                     1999                   1998
3 months or less                  $ 14,421               $ 21,510
Over 3 through 6 months              6,553                  8,285
Over 6 through 12 months             9,965                  4,608
Over 12 months                       7,080                  8,995
  Total                           $ 38,019               $ 43,398

       The decrease in the time deposits of $100,000 or more during the first six months of 1999 was attributable to the maturity of promotional time deposits and public funds. This reduction was anticipated by management and is not expected to continue.

       Total deposit balances increased by approximately $44 million during the first six months of 1999 due to the acquisition of the Bank One branches.


OTHER BORROWINGS

       Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings as of June 30, 1999 and December 31, 1998 is presented below (in thousands):

                                                                                      June 30,                December 31,
                                                                                          1999                        1998
  Securities sold under agreements to repurchase                                       $21,465                     $26,018
  Federal Home Loan Bank advances:
    Overnight                                                                                -                           -
    Fixed term - due in one year or less                                                     -                           -
    Fixed term - due after one year                                                     15,500                      19,500
  Federal funds purchased                                                                    -                           -
    Total                                                                              $36,965                     $45,518
    Average interest rate at end of period                                               4.52%                       4.51%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                                       $22,506                     $26,018
  Federal Home Loan Bank advances:
    Overnight                                                                           18,000                       5,500
    Fixed term - due in one year or less                                                     -                           -
    Fixed term - due after one year                                                     19,500                      20,500
  Federal funds purchased                                                                    -                       5,750
    Total                                                                              $60,006                     $57,767
Averages for the Period Ended
  Securities sold under agreements to repurchase                                       $19,641                     $ 9,717
  Federal Home Loan Bank advances:
    Overnight                                                                            2,962                         236
    Fixed term - due in one year or less                                                     -                           -
    Fixed term - due after one year                                                     16,826                      18,504
  Federal funds purchased                                                                  282                         364
    Total                                                                              $39,711                     $28,821
    Average interest rate during the year                                                4.51%                       5.07%

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

       Federal Home Loan Bank advances represent borrowings by First Mid Bank to fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of $13.5 million which First Mid Bank is using to fund agricultural loans. $10.0 million is a 10-year maturity with a one year call option by the Federal Home Loan Bank. The advance bears interest at a rate of 4.85%. $3.5 million is a 10-year maturity which is callable quarterly after one year. The advance bears interest at a rate of 5.00%.

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

       In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at June 30, 1999 (in thousands):

                                                        NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                    0-1                 1-3                3-6               6-12               12+
Deposits with other financial
  institutions                          $     -            $     -            $     -            $     -           $     -
Federal funds sold                         21,811                -                  -                  -                 -
Taxable investment securities              14,770             8,485              2,779              7,526              92,175
Nontaxable investment securities               -                251              1,660                467              27,819
Loans                                      51,982            21,878             31,520             51,563             202,393
  Total                                 $  88,563          $ 30,614           $ 35,959           $ 59,556          $  322,387
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts               138,868                -                  -                  -                  -
Money market accounts                      53,818                -                  -                  -                  -
Other time deposits                        35,121            36,872             36,565             64,588              61,028
Other borrowings                           21,465                -              13,500              2,000                 -
Long-term debt                              4,325                -                  -                  -                  -
  Total                                 $ 253,597          $ 36,872           $ 50,065           $ 66,588            $ 61,028
  Periodic GAP                          $(165,034)         $ (6,258)          $(14,106)          $ (7,032)           $261,359
  Cumulative GAP                        $(165,034)        $(171,292)         $(185,398)         $(192,430)           $ 68,929
GAP as a % of interest earning assets:
  Periodic                                 (30.7%)            (1.2%)             (2.6%)             (1.3%)              48.7%
  Cumulative                               (30.7%)           (31.9%)            (34.5%)            (35.8%)              12.8%

       At June 30, 1999, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. The Company's ability to log the market in repricing deposits in a rising interest rate environment mollify the implied liability sensitivity of the Company.

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


CAPITAL RESOURCES

       At June 30, 1999, the Company's stockholders' equity increased $652,000 or 1.3% to $51,132,000 from $50,480,000 as of December 31, 1998. During the first six months of 1999, net income contributed $2,655,000 to equity before the payment of dividends to common and preferred stockholders. The change in net unrealized gain/loss on available-for-sale investment securities decreased stockholders' equity by $1,947,000, net of tax.

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

       Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that as of June 30, 1999 and December 31, 1998 all capital adequacy requirements have been met by the Company and First Mid Bank.

       As of June 30, 1999, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                           TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                            FOR CAPITAL                 PROMPT CORRECTIVE
                                              ACTUAL                     ADEQUACY PURPOSES              ACTION PROVISIONS
                                      AMOUNT           RATIO          AMOUNT           RATIO          AMOUNT          RATIO
JUNE 30, 1999
Total Capital
  (to risk-weighted assets)
  Company                           $ 42,073          12.04%        $ 27,961         > 8.00%       $ 34,951       > 10.00%
  First Mid Bank                      43,263          12.51           27,675         > 8.00          34,594       > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                             39,100          11.19           13,980         > 4.00          20,971       >  6.00
  First Mid Bank                      40,290          11.65           13,838         > 4.00          20,756       >  6.00
Tier 1 Capital
  (to average assets)
  Company                             39,100          7.06            22,155         > 4.00          27,694       >  5.00
  First Mid Bank                      40,290          7.33            21,977         > 4.00          27,472       >  5.00

                                                                                                           TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                            FOR CAPITAL                 PROMPT CORRECTIVE
                                              ACTUAL                     ADEQUACY PURPOSES              ACTION PROVISIONS
                                      AMOUNT           RATIO          AMOUNT           RATIO          AMOUNT          RATIO
DECEMBER 31, 1998
Total Capital
  (to risk-weighted assets)
  Company                           $ 45,218          13.89%        $ 26,036         > 8.00%       $ 32,545       > 10.00%
  First Mid Bank                      46,704          14.46           25,831         > 8.00          32,289       > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                             42,503          13.06           13,018         > 4.00          19,527       >  6.00
  First Mid Bank                      43,989          13.62           12,916         > 4.00          19,373       >  6.00
Tier 1 Capital
  (to average assets)
  Company                             42,503          7.90            21,528         > 4.00          26,910       >  5.00
  First Mid Bank                      43,989          8.20            21,448         > 4.00          26,810       >  5.00

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

* The DIVIDEND REINVESTMENT PLAN was effective as of October, 1994. The purpose of this plan is to provide participating stockholders with a simple and convenient method of investing cash common and preferred stock dividends paid by the Company into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate. This plan is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company.

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

       On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at the most recent market price of the stock. As of June 30, 1999, 18,051 shares (.9%) at a total price of $666,000 and as of December 31, 1998, 13,539 shares (.7%) at a total price of $507,000 have been repurchased by the Company. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

LIQUIDITY

       Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At June 30, 1999, the excess collateral at the Federal Home Loan Bank will support approximately $76 million of additional advances.

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

FUTURE ACCOUNTING CHANGES

       Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS 133") was issued by the FASB in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings.
Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. During June, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
 -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 -- AN AMENDMENT OF FASB STATEMENT NO. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. The Company will evaluate the impact at that time.

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

       The Company completed the information technology portion of the assessment and inventory phases of its Year 2000 project in early 1998. Full time renovation began in the first quarter of 1998. Testing and implementation activities have been underway on mission critical applications since late 1997. The Company has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Mattoon. As of June 30, 1999, the Company had completed all of its testing and 95% of its renovation, implementation, and re-testing for mission critical applications (including vended and out-sourced applications). All implementation includes testing with dates into the Year 2000 and internal user acceptance.

       The Year 2000 project team is also responsible for addressing issues that are not directly related to data processing systems. The project team has coordinated a review of various infrastructure issues, such as checking elevators and heating, ventilation and air-conditioning equipment, some of which include embedded systems, to verify that they will function in the Year 2000. The project team is also coordinating a review of the Year 2000 status of power and telecommunications providers at each important location, as these services are critical to its business.

       Although the Company is monitoring and validating the Year 2000 readiness of its vendors and suppliers, it cannot control the success of these efforts. Contingency plans have being developed to provide the Company with alternatives in situations where an entity furnishing a critical product or service experiences significant Year 2000 difficulties that will affect the Company.
The actions taken pursuant to these contingency plans will depend in part on the Company's assessment of the readiness of specific providers in the power and telecommunications industries. Also, contingency plans for the critical business and environmental functions have been developed that establish alternative means of delivery of products and services to customers if a Year 2000 event is experienced.

       As part of its credit analysis process, the Company is assessing the Year 2000 readiness of its significant credit customers and is using this information in the methodology of assessing the adequacy of the allowance for loan losses. The inability of these credit customers to make payments when due could negatively impact the Company's short term liquidity. Similar Year 2000 problems could affect the cash flows of certain of the Company's business depositors resulting in their inability to maintain historical deposit balance levels in their accounts. In addition, the Company could experience other unusual deposit outflow before December 31, 1999 as a result of increased currency demands of its customers. The potential increase in cash requirements as the Year 2000 approaches has been considered by the Company in analyzing and planning for its future short term liquidity needs. In addition, as part of its fiduciary activities, the Company has developed and is implementing a plan for taking the Year 2000 issue into consideration, and to evaluate and deal with Year 2000 issues associated with property held in trust. The Company's personnel have also conducted several workshops for its customers, as well as for the community as a whole, to explain the Year 2000 issues and the Company's Year 2000 program.

       The Company conducts an ongoing review of its estimated Year 2000 external expenditures which are currently estimated to be approximately $150,000. This estimate includes the cost of purchasing licenses for software programming tools but does not reflect the cost of the time of internal staff. All Year 2000 costs are expensed as incurred. As of June 30, 1999, approximately 80% of project costs have been incurred. The remaining costs are expected to be incurred roughly evenly over the next 6 months.

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

       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders was held on May 19, 1999. At the meeting, Kenneth R. Diepholz and Gary W. Melvin were elected to serve as Class I directors with terms expiring in 2002. Continuing Class II directors (term expiring in 2000) are Richard Anthony Lumpkin, William G. Roley and William S. Rowland and continuing Class III directors (term expiring in 2001) are Charles
A. Adams, Daniel E. Marvin, Jr., and Ray Anthony Sparks.

       There were 2,017,513 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

       ELECTION OF DIRECTORS                   FOR                 WITHHELD
       Kenneth R. Diepholz                1,738,202                 6,900
       Gary W. Melvin                     1,744,702                   400


ITEM 5.   OTHER INFORMATION

       In May, 1999, the Company announced the appointment of William S. Rowland as Chairman, President, Chief Executive Officer. Mr. Rowland, who succeeds Daniel E. Marvin, Jr., who retired from that position, had previously served as Chief Financial Officer of the Company since 1989 and as Executive Vice President since 1997.


ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) -- Exhibits

       The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

       There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   FIRST MID-ILLINOIS BANCSHARES, INC.
                                (Company)

                         /s/ William S. Rowland
                 -------------------------------------*
                           William S. Rowland
                  President and Chief Executive Officer


                        /s/ Laurel G. Allenbaugh
                 -------------------------------------*
                          Laurel G. Allenbaugh
                      Vice President and Controller
                       (Chief Accounting Officer)




Dated:    August 13, 1999
      *---------------------*


EXHIBIT INDEX TO FORM 10-Q
EXHIBIT
NUMBER        DESCRIPTION AND FILING OR INCORPORATION REFERENCE
 11.1         STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
              (Filed herewith)
 27.1         FINANCIAL DATA SCHEDULE
              (Filed herewith)