Form 10-Q
period 1999-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 1999-11-10
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission file number: 0-13368

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 10, 1999 2,033,143 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                  September 30,   December 31,
(In thousands, except share data)                                 1999           1998
                                                       --------------- --------------
Assets Cash and due from banks:
  Non-interest bearing                                        $ 17,338       $ 14,669
  Interest bearing                                                 217            103
Federal funds sold                                               5,375          7,000
                                                       --------------- --------------
  Cash and cash equivalents                                     22,930         21,772
Investment securities:
  Available-for-sale, at fair value                            156,132        153,534
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,407 and $3,389 at September 30, 1999
    and December 31, 1998, respectively)                         2,444          3,322
Loans                                                          379,667        349,065
Less allowance for loan losses                                   2,999          2,715
                                                       --------------- --------------
  Net loans                                                    376,668        346,350
Premises and equipment, net                                     16,240         13,226
Intangible assets, net                                          13,680          7,787
Other assets                                                    12,367          8,672
                                                       --------------- --------------
  Total assets                                                $600,461       $554,663
                                                       --------------- --------------
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                        $ 62,388       $ 62,357
  Interest bearing                                             438,380        387,279
                                                       --------------- --------------
  Total deposits                                               500,768        449,636
Securities sold under agreements to repurchase                  23,635         26,018
Federal Home Loan Bank advances                                 15,500         19,500
Long-term debt                                                   4,325          4,700
Other liabilities                                                4,377          4,329
                                                       --------------- --------------
  Total liabilities                                            548,605        504,183
                                                       --------------- --------------
Stockholders' Equity:
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares; issued 614 shares
  with stated value of $5,000 per share                          3,070          3,070
Common stock, $4 par value; authorized 6,000,000

  shares; issued 2,051,109 shares in 1999 and
  2,023,227 shares in 1998                                       8,204          8,093
Additional paid-in-capital                                       9,445          8,562
Retained earnings                                               34,234         31,025
Deferred compensation                                            1,090            950
Accumulated other comprehensive income (loss)                  (2,395)            261
Less treasury stock at cost, 20,402 shares
  in 1999 and 15,539 shares in 1998                            (1,792)        (1,481)
                                                       --------------- --------------
Total stockholders' equity                                      51,856         50,480
                                                       --------------- --------------
Total liabilities and stockholders' equity                    $600,461       $554,663
                                                       --------------- --------------

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income             Three months ended    Nine months ended
(unaudited)
(In thousands, except per share data)            September 30,        September 30,
                                                   1999       1998      1999       1998
                                             ---------- ---------- --------- ----------
Interest income:
Interest and fees on loans                      $ 7,664    $ 7,277   $21,706    $21,887
Interest on investment securities                 2,304      1,930     6,542      5,855
Interest on federal funds sold                      180        122       372        283
Interest on deposits with
  other financial institutions                       18          8        67         28
                                             ---------- ---------- --------- ----------
  Total interest income                          10,166      9,337    28,687     28,053
Interest expense:
Interest on deposits                              4,297      4,160    11,892     12,625
Interest on securities sold under agreements
  to repurchase                                     243        137       631        250
Interest on Federal Home Loan Bank advances         197        273       695        745
Interest on Federal funds purchased                   1          1         8         17
Interest on long-term debt                           70         95       206        299
                                             ---------- ---------- --------- ----------
  Total interest expense                          4,808      4,666    13,432     13,936
                                             ---------- ---------- --------- ----------
  Net interest income                             5,358      4,671    15,255     14,117
Provision for loan losses                           150        100       450        400
                                             ---------- ---------- --------- ----------
  Net interest income after provision             5,208      4,571    14,805     13,717
Other income:
Trust revenues                                      514        426     1,459      1,257
Brokerage revenues                                  111         85       340        239
Service charges                                     617        470     1,690      1,410
Securities gains, net                                 -         52         -         64
Mortgage banking income                              42        209       566        826
Other                                               281        264       965        799
                                             ---------- ---------- --------- ----------
  Total other income                              1,565      1,506     5,020      4,595
Other expense:
Salaries and employee benefits                    2,487      2,153     7,142      6,384
Net occupancy and equipment expense                 903        754     2,524      2,192
Amortization of intangible assets                   302        191       684        573
Stationary and supplies                             141        148       504        498
Legal and professional                              375        258       882        680
Marketing and promotion                             154        108       468        371
Other                                               684        628     1,998      1,988
                                             ---------- ---------- --------- ----------
  Total other expense                             5,046      4,240    14,202     12,686
                                             ---------- ---------- --------- ----------
Income before income taxes                        1,727      1,837     5,623      5,626
                                             ---------- ---------- --------- ----------
Income taxes                                        454        574     1,695      1,832
                                             ---------- ---------- --------- ----------
  Net income                                    $ 1,273    $ 1,263   $ 3,928    $ 3,794
                                             ---------- ---------- --------- ----------
Per common share data:
Basic earnings per share                        $   .59    $   .59    $ 1.84     $ 1.79
Diluted earnings per share                      $   .56    $   .56    $ 1.72     $ 1.68
                                             ---------- ---------- --------- ----------

See accompanying notes to unaudited consolidated financial statements.



Consolidated Statements of Cash Flows (unaudited)           For the nine months ended
                                                                  September 30,
(In thousands)                                                      1999         1998
                                                            ------------ ------------
Cash flows from operating activities:
Net income                                                       $ 3,928      $ 3,794
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Provision for loan losses                                          450          400
  Depreciation, amortization and accretion, net                    1,748        1,537
  Gain on sale of securities, net                                      -         (64)
  (Gain) loss on sale of other real property owned, net             (88)          171
  Gain on sale of mortgage loans held for sale, net                (511)        (634)
  Origination of mortgage loans held for sale                   (26,563)     (52,123)
  Proceeds from sale of mortgage loans held for sale              34,559       51,143
  (Increase) decrease in other assets                            (3,517)          925
  Increase (decrease) in other liabilities                         1,702      (1,896)
                                                            ------------ ------------
Net cash provided by operating activities                         11,708        3,253
                                                            ------------ ------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                         (36)         (75)
Purchases of premises and equipment                              (2,369)      (1,629)
Net (increase) decrease in loans                                (28,284)       12,765
Proceeds from sales of:
  Securities available-for-sale                                        -        6,848
Proceeds from maturities of:
  Securities available-for-sale                                   28,068       42,590
  Securities held-to-maturity                                        135          420
Purchases of:
  Securities available-for-sale                                 (33,847)     (62,933)
  Securities held-to-maturity                                      (332)        (799)
Purchase of financial organization, net of cash received          46,441            -
                                                            ------------ ------------
Net cash provided by (used in) investing activities                9,776      (2,813)
                                                            ------------ ------------
Cash flows from financing activities:
Net decrease in deposits                                        (13,181)     (12,900)
Increase (decrease) in repurchase agreements                     (2,383)        3,295
Increase (decrease) in FHLB advances                             (4,000)       12,500
Repayment of long-term debt                                        (375)      (1,125)
Proceeds from issuance of common stock                               344          878
Purchase of treasury stock                                         (171)        (403)
Dividends paid on preferred stock                                   (45)         (16)
Dividends paid on common stock                                     (515)        (475)
                                                            ------------ ------------
Net cash provided by (used in) financing activities             (20,326)        1,754
                                                            ------------ ------------
Increase in cash and cash equivalents                              1,158        2,194
Cash and cash equivalents at beginning of period                  21,772       26,661
                                                            ------------ ------------
Cash and cash equivalents at end of period                       $22,930      $28,855
                                                            ------------ ------------
Additional disclosures of cash flow information Cash paid during the period for:
  Interest                                                       $13,399      $13,651
  Income taxes                                                     1,989        2,088
Loans transferred to real estate owned                               497          537
Dividends reinvested in common shares                                650          623
                                                            ------------ ------------


See accompanying notes to unaudited consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

     The unaudited consolidated financial statements include the accounts of First Mid- Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation.
The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 1999 and 1998, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 1999, are not necessarily indicative of the results expected for the year ending December 31, 1999.

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

Comprehensive Income

      The Company's comprehensive income for the period ended September 30, 1999 and 1998 is as follows:


                                            Three months ended     Nine months ended
                                              September 30,          September 30,
                                          ---------------------- ----------------------
(In thousands)                               1999        1998       1999        1998
                                          ----------- ---------- ----------- ----------
Net income                                     $1,273     $1,263      $3,928     $3,794
Other comprehensive income(loss):
  Unrealized gains(losses) during the           (679)        588     (4,024)        676
    period
  Reclassification adjustment for net
  gains realized in net income                      -       (52)           -       (64)
  Tax effect                                      231      (182)       1,368      (208)
                                          ----------- ---------- ----------- ----------
Comprehensive income(loss)                      $ 825     $1,617      $1,272     $4,198
                                          ----------- ---------- ----------- ----------


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

      The components of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 1999 and 1998 are as follows:


                                            Three months ended     Nine months ended
                                              September 30,          September 30,
                                          ---------------------- ----------------------
                                             1999        1998       1999        1998
                                          ----------- ---------- ----------- ----------
Basic Earnings per Share:
Net  income                                $1,273,000 $1,263,000  $3,928,000 $3,794,000
Less preferred stock dividends               (71,000)   (72,000)   (213,000)  (214,000)
                                          ----------- ---------- ----------- ----------
Net  income available to common            $1,202,000 $1,191,000  $3,715,000 $3,580,000
  stockholders
                                          ----------- ---------- ----------- ----------

Weighted average common shares              2,029,636  2,008,549   2,021,861  1,996,937
  outstanding
                                          ----------- ---------- ----------- ----------
Basic Earnings per Common Share                 $ .59      $ .59       $1.84      $1.79
                                          ----------- ---------- ----------- ----------

Diluted Earnings per Share:
Net  income available to common            $1,202,000 $1,191,000  $3,715,000 $3,580,000
  stockholders
Assumed conversion of preferred stock          71,000     72,000     213,000    214,000
                                          ----------- ---------- ----------- ----------
Net income available to common stock-
  holders after assumed conversion         $1,273,000 $1,263,000  $3,928,000 $3,794,000
                                          ----------- ---------- ----------- ----------

Weighted average common shares              2,029,636  2,008,549   2,021,861  1,996,937
  outstanding
Assumed conversion of stock options             8,273      9,180       7,711      8,551
Assumed conversion of preferred stock         248,179    248,179     250,604    249,440
                                          ----------- ---------- ----------- ----------
Diluted weighted average common
  shares outstanding                       $2,286,088 $2,265,908  $2,280,176 $2,254,928
                                          ----------- ---------- ----------- ----------
Diluted Earnings per Common Share               $ .56      $ .56       $1.72      $1.68
                                          ----------- ---------- ----------- ----------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Overview

     Net income for the three months ended September 30, 1999 was $1,273,000, an increase of $10,000 from $1,263,000 for the same period in 1998. Diluted earnings per share for the third quarter ended 1999 and 1998 was $.56. A summary of the factors which contributed to the changes in net income for the three months is shown in the table below.

     Net income for the nine months ended September 30, 1999 was $3,928,000, an increase of 3.5% from $3,794,000 for the same period in 1998. Diluted earnings per share for the nine month period ended was $1.72 in 1999, an increase from $1.68 in 1998. A summary of the factors which contributed to the changes in net income for the nine month period is shown in the table below.

                                            1999 vs 1998    1999 vs 1998
(in thousands)                              Three months     Nine months
                                           --------------- ---------------
Net interest income                                  $ 637          $1,088
Other income, including securities                      59             425
transactions
Other expenses                                       (806)         (1,516)
Income taxes                                           120             137
                                           --------------- ---------------
Increase in net income                               $  10           $ 134
                                           --------------- ---------------

     The following table shows the Company's annualized performance ratios for the nine months ended September 30, 1999, as compared to the annualized performance ratios for the nine months ended September 30, 1998 and the performance ratios for the year ended December 31, 1998:

                                 September 30, September 30,  December 31,
                                     1999           1998          1998
                                 ------------- -------------- -------------
Return on average assets                  .92%           .96%          .95%
Return on average equity                10.18%         10.50%        10.39%
Return on average common equity         10.24%         10.59%        10.47%
Average equity to average assets         9.09%          9.14%         9.16%



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

                                Nine Months Ended        Nine Months Ended
                               September 30, 1999       September 30, 1998
                            --------------------------------------------------
                             Average         Average  Average         Average
                             Balance Interest  Rate   Balance Interest  Rate
                            --------------------------------------------------
ASSETS
Interest-bearing deposits     $ 1,792 $    67   4.95%  $   713 $    28   5.24%
Federal funds sold             10,266     372   4.83%    7,055     284   5.36%
Investment securities
  Taxable                     125,676   5,506   5.84%  112,941   5,286   6.24%
  Tax-exempt (1)               29,617   1,569   7.06%   15,248     862   7.54%
Loans (2)(3)                  351,144  21,706   8.24%  348,850  21,887   8.37%
                            --------------------------------------------------
Total earning assets          518,495  29,220   7.51%  484,807  28,347   7.80%
                            --------------------------------------------------

Cash and due from banks        16,336                   16,057
Premises and equipment         14,399                   12,613
Other assets                   19,982                   16,206
Allowance for loan losses     (2,879)                  (2,803)
                            ---------                ---------
Total assets                 $566,333                 $526,880
                            ---------                ---------

                            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
                            ---------
Interest-Bearing Deposits
  Demand deposits            $143,283 $ 2,678   2.49% $126,153 $ 2,857   3.02%
  Savings deposits             40,585     693   2.28%   38,278     652   2.27%
  Time deposits               223,297   8,521   5.09%  220,386   9,116   5.51%
Securities sold under
  agreements to repurchase     20,512     631   4.10%    7,107     250   4.69%
FHLB advances                  18,343     695   5.05%   18,434     745   5.39%
Federal funds purchased           202       8   5.04%      431      17   5.20%
Long-term debt                  4,447     206   6.17%    5.817     299   6.85%
                            --------------------------------------------------
Total interest-bearing
    liabilities               450,669  13,432   3.97%  416,606  13,936   4.46%
                            --------------------------------------------------

Demand deposits                60,013                   58,518
Other liabilities               4,187                    3,600
Stockholders' equity           51,464                   48,156
                            ---------                ---------
Total liabilities & equity   $566,333                 $526,880
                            ---------                ---------
Net interest income (TE)              $15,788                  $14,411
                                     --------                 --------
Net interest spread                             3.54%                    3.34%
Impact of non-interest
 bearing funds                                   .52%                     .63%
                                             --------                 --------
Net yield on interest-
  earning assets (TE)                           4.06%                    3.97%
                                             --------                 --------

(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2)  Loan  fees are  included  in  interest  income  and are not  material.
(3)  Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the nine months ended September 30, 1999 (in thousands) as compared to the nine months ended September 30, 1998:

                              For the nine months ended September 30,
                                       1999 compared to 1998
                                       Increase / (Decrease)
                             ------------------------------------------
                                Total                          Rate/
                               Change     Volume     Rate    Volume (4)
                             ------------------------------------------
Earning Assets:
Interest-bearing deposits        $    39    $   42   $    (2)   $   (1)
Federal funds sold                    88       129       (28)      (13)
Investment securities:
  Taxable                            220       596      (338)      (38)
  Tax-exempt (1)                     707       813       (55)      (51)
Loans (2)(3)                       (181)       144      (323)       (2)
                             ------------------------------------------
  Total interest income              873     1,724      (746)     (105)
                             ------------------------------------------

Interest-Bearing Liabilities
Interest-bearing deposits
  Demand deposits                  (179)       388      (499)      (68)
  Savings deposits                    41        38          2         1
  Time deposits                    (595)       120      (706)       (9)
Securities sold under
  agreements to repurchase           381       472       (31)      (60)
FHLB advances                       (50)       (4)       (47)         1
Federal funds purchased              (9)       (9)          -         -
Long-term debt                      (93)      (70)       (30)         7
                             ------------------------------------------
  Total interest expense           (504)       935    (1,311)     (128)
                             ------------------------------------------
 Net interest income             $ 1,377     $ 789    $   565   $    23
                             ------------------------------------------

(1) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(2)  Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

     On an tax equivalent basis, net interest income increased $1,377,000, or 9.5% to $15,788,000 for the nine months ended September 30, 1999, from $14,411,000 for the same period in 1998. The increase in net interest income for the nine months ended September 30, 1999, was primarily due to the decrease in the deposit rates combined with a higher deposit base as well as the increase in interest income due from an increase in the volume of earning assets.

     For the nine months ended September 30, 1999, average earning assets increased by $33,688,000, or 6.9%, and average interest-bearing liabilities increased $34,063,000, or 8.2%, compared with average balances for the nine months ended September 30, 1998.

     Changes in average balances, as a percent of average earnings assets, are shown below:
     o average loans (as a percent of average earnings assets) decreased 4.3% to 67.7% for the nine months ended September 30, 1999 from 72.0% for the nine months ended September 30, 1998
     o average securities (as a percent of average earnings assets) increased 3.6% to 30.0% for the nine months ended September 30, 1999 from 26.4% for the nine months ended September 30, 1998
     o net interest margin, on a tax equivalent basis, increased to 4.06% for the nine months ended September 30, 1999, from 3.97% for the nine months ended September 30, 1998



Provision for Loan Losses

     The provision for loan losses for the nine months ended September 30, 1999 and 1998 was $450,000 and $400,000, respectively. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended and nine months ended September 30, 1999 and 1998 (in thousands):


                                Three months ended               Nine months ended
                            1999       1998     $ change     1999      1998     $ change
                          --------- ---------- ---------- ---------- --------- ----------
Trust                       $   514    $   426       $ 88    $ 1,459   $ 1,257      $ 202
Brokerage                       111         85         26        340       239        101
Securities gains                  -         52       (52)          -        64       (64)
Service charges                 617        470        147      1,690     1,410        280
Mortgage banking                 42        209      (167)        566       826      (260)
Other                           281        264         17        965       799        166
                          --------- ---------- ---------- ---------- --------- ----------
  Total other income        $ 1,565    $ 1,506       $ 59    $ 5,020   $ 4,595      $ 425
                          --------- ---------- ---------- ---------- --------- ----------

     o Total non-interest income increased to $5,020,000 for the nine months ended September 30, 1999, compared to $4,595,000 for the same period in 1998.

     o Trust revenues increased $202,000 or 16.1% to $1,459,000 for the nine months ended September 30, 1999, compared to $1,257,000 for the same period in 1998 mostly due to the net effect of the following:

          o    increase in the fee structure for trust accounts
          o growth in the employee benefit accounts managed by the Trust Department
          o    increase in the farm management fees
          o    decrease in trust assets that are reported at market value

          Trust assets decreased 7% to $316 million at September 30, 1999 from $338 million at December 31, 1998.

     o Revenues from brokerage and annuity sales increased $101,000 or 42.3% for the nine months ended September 30, 1999, compared with the same period in 1998.

     o There were no securities gains or losses during the nine months ended September 30, 1999 as compared to net securities gains of $64,000 for the same period in 1998.

     o Fees from service charges increased $280,000 or 19.9% to $1,690,000 for the nine months ended September 30, 1999, compared to $1,410,000 for the same period in 1998. This increase was primarily due to an increase in the number of savings and transaction accounts, an increase in the service charges on ATM's, and an increase in the fee schedule on transactions.

     o Mortgage banking income decreased $260,000 or 31.5% to $566,000 for the nine months ended September 30, 1999, compared to $826,000 for the same period in 1998. This was attributed to the volume of loans sold by First Mid Bank decreasing by $16.5 million to $34.0 million (representing 439 loans) as of September 30, 1999, from $50.5 million (representing 616 loans) as of the same period in 1998. This decrease in the volume of fixed rate loan originations is largely the result of considerably less re-financings by customers.

     o Other income increased $166,000 or 20.8% to $965,000 for the nine months ended September 30, 1999, compared to $799,000 for the same period in 1998. This increase was primarily due to a $93,000 gain on the sale of property (net book value of $230,000) in Mattoon, Tuscola and Charleston, Illinois.

Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended and nine months ended September 30, 1999 and 1998 (in thousands):


                                   Three months ended             Nine months ended
                                1999      1998    $ change    1999      1998    $ change
                              --------- --------- --------- --------- --------- ---------
Salaries and benefits           $ 2,487   $ 2,153     $ 334   $ 7,142   $ 6,384     $ 758
Occupancy and equipment             903       754       149     2,524     2,192       332
FDIC premiums                        24        26       (2)        78        82       (4)
Amortization of intangibles         302       191       111       684       573       111
Stationery and supplies             141       148       (7)       504       498         6
Legal and professional fees         375       258       117       882       680       202
Marketing and promotion             154       108        46       468       371        97
Other operating expenses            660       602        58     1,920     1,906        14
                              --------- --------- --------- --------- --------- ---------
  Total other expense           $ 5,046   $ 4,240     $ 806   $14,202   $12,686    $1,516
                              --------- --------- --------- --------- --------- ---------

     o Total non-interest expense increased to $14,202,000 for the nine months ended September 30, 1999, compared to $12,686,000 for the same period in 1998.

     o Salaries and employee benefits, the largest component of other expense, increased $758,000 or 11.9% to $7,142,000 for the nine months ended September 30, 1999, compared to $6,384,000 for the same period in 1998. This increase can be explained by:

          o an increase in FTE employees to 282 at September 30, 1999 from 249 at September 30, 1998, and

          o    merit increases for continuing employees

     o Occupancy and equipment expense increased $332,000 or 15.1% to $2,524,000 for the nine months ended September 30, 1999, compared to $2,192,000 for the same period in 1998. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on remodeled buildings located in Mattoon, Tuscola and Charleston.

     o Amortization of intangible assets increased $111,000 or 19.4% to $684,000 for the nine months ended September 30, 1999, compared to $573,000 for the same period in 1998. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

     o All other categories of operating expenses increased a net of $319,000 or 9.2% to $3,774,000 for the nine months ended September 30, 1999, compared to $3,455,000 for the same period in 1998. This increase is primarily due to the costs associated with the new branches in Monticello, Taylorville and DeLand.


Income Taxes

     Total income tax expense amounted to $1,695,000 for the nine months ended September 30, 1999, compared to $1,832,000 for the same period in 1998. Effective tax rates were 30.1% and 32.6% for the periods ended September 30, 1999 and 1998.

Analysis of Balance Sheets

Loans

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 1999 and December 31, 1998 (in thousands):


                       September 30,December 31,
                       --------------------------
                           1999         1998
                       --------------------------
Real estate - mortgage      $262,175     $244,501
Commercial, financial
  and agricultural            92,165       78,579
Installment                   23,947       25,194
Other                          1,380          791
                       --------------------------
  Total loans               $379,667     $349,065
                       --------------------------

     At September 30, 1999, the Company had loan concentrations in agricultural industries of $60.6 million, or 16.0%, of outstanding loans and $50.9 million, or 14.6%, at December 31, 1998. The Company had no further industry loan concentrations in excess of 10% of outstanding loans. The increase in outstanding commercial and agricultural loans and the related increase in total loans was partially attributable to the $10 million in loans acquired through the May, 1999, purchase of the Bank One branches.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $1.2 million as of September 30, 1999.

     The following table presents the balance of loans outstanding as of September 30, 1999, by maturities (dollars in thousands):


                                  Maturity (1)
                        --------------------------------------------
                                     Over 1
                         One year    through     Over
                        or less (2)  5 years    5 years     Total
                        --------------------------------------------
Real estate - mortgage     $ 48,962   $172,628   $ 40,585   $262,175
Commercial, financial
  and agricultural           59,679     28,749      3,737     92,165
Installment                   5,888     17,539        520     23,947
Other                           381        415        584      1,380
                        --------------------------------------------
  Total loans              $114,910   $219,331    $45,426   $379,667
                        --------------------------------------------

(1) Based on scheduled principal repayments. (2) Includes demand loans, past due loans and overdrafts.

     As of September 30, 1999, loans with maturities over one year consisted of $229,346,000 in fixed rate loans and $35,410,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 1999 and December 31, 1998 (in thousands):


                             September 30,December 31,
                                 1999         1998
                             -------------------------
Nonaccrual loans                    $1,816      $1,783
Loans past due ninety days
  or more and still accruing           692         609
Renegotiated loans which are
  performing in accordance
  with revised terms                    83          90
                             -------------------------
Total Nonperforming Loans           $2,591      $2,482
                             -------------------------

     At September 30, 1999, management has identified approximately $100,000 exposure associated with the nonperforming loans. This exposure was considered in determining the adequacy of the allowance for loan losses as of September 30, 1999. Approximately $1,116,000 of the nonperforming loans resulted from four individual, collateral dependent, commercial loans to a single borrower.

     Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $104,000 for the first nine months of 1999. Interest income that was included in income for the first nine months of 1999 totaled $5,000.

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

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 1999, the Company's loan portfolio included $60.6 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $9.7 million from $50.9 million at December 31, 1998. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

     Loan loss experience for the nine months ended September 30, 1999 and 1998, are summarized as follows (dollars in thousands):

                                          September 30,
                                        1999        1998
                                    -------------------------
Average loans outstanding,
  net of unearned income                $351,144     $348,850
Allowance-beginning of period            $ 2,715      $ 2,636

Balance relating to acquired
  loans from branch purchase                 150            -

Charge-offs:
Real estate-mortgage                           1          158
Commercial, financial & agricultural         275           21
Installment                                   68           98
                                    -------------------------
  Total charge-offs                          344          277

Recoveries:
Real estate-mortgage                           1           25
Commercial, financial & agricultural          10           30
Installment                                   17           23
                                    -------------------------
  Total recoveries                            28           78
                                    -------------------------

Net charge-offs                              316          199
                                    -------------------------

Provision for loan losses                    450          400
                                    -------------------------

Allowance-end of period                  $ 2,999      $ 2,837
                                    -------------------------

Ratio of net charge-offs to
  average loans (annualized)                .09%         .08%
                                    -------------------------

Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                .79%         .82%
                                    -------------------------

Ratio of allowance for loan losses
  to nonperforming loans                  115.8%        82.4%
                                    -------------------------

     The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses. In August, 1999, the Company learned of potential problems concerning certain loans to one borrower whose total indebtedness to the Company, including principal and interest, totaled $1.9 million.

The borrower has subsequently paid off a portion of these loans and the Company has secured additional collateral and guarantees. As of November 10, 1999, the balance outstanding totaled $798,000, and all payments due on these loans were current. The Company believes that the total loss, if any, relating to these loans would not exceed $250,000. These loans have been considered in determining the adequacy of the balance in the allowance for loan losses as of September 30, 1999.

     During the first nine months of 1999, the Company had net charge-offs of $316,000, compared to $199,000 for the same period in 1998. The increase in the charge-offs of commercial, financial and agricultural loans resulted primarily from collateral dependent commercial loans from two borrowers. At September 30, 1999, the allowance for loan losses amounted to $2,999,000, or .79% of total loans, and 115.8% of nonperforming loans. At September 30, 1998, the allowance was $2,837,000, or .82% of total loans, and 82.4% of nonperforming loans.

Securities

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for September 30, 1999 and December 31, 1998 (in thousands):


                                    September 30,       December 31,
                                         1999               1998
                                  ------------------ -------------------
                                              % of                % of
                                    Amount    Total    Amount    Total
                                  ---------- ------- ---------- --------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          $ 94,972     58%   $ 91,069      58%
Obligations of states and
 political subdivisions               31,710     20%     27,674      18%
Mortgage-backed securities            33,223     20%     35,209      22%
Other securities                       2,579      2%      2,509       2%
                                  ---------- ------- ---------- --------
    Total securities                $162,484    100%   $156,461     100%
                                  ---------- ------- ---------- --------

     At September 30, 1999, the Company's investment portfolio showed an increase in obligations of states and political subdivisions and U.S. Government agency securities. While the volume of mortgage-backed securities decreased, all other securities remained constant. This change in the portfolio mix improved the repricing characteristics of the portfolio, helped steady the Company's exposure relating to market value risk and improved the portfolio yield.

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 1999 and December 31, 1998 were as follows (in thousands):



                                                        Gross       Gross    Estimated
                                           Amortized  Unrealized Unrealized     Fair
September 30, 1999                           Cost       Gains      Losses      Value
----------------------------------------- ----------- ---------- ----------- ----------
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations &           $ 94,972    $     9   $ (2,813)   $ 92,168
agencies
Obligations of states and political
 subdivisions                                  29,266        102       (820)     28,548
Mortgage-backed securities                     33,224         68       (455)     32,837
Federal Home Loan Bank stock                    1,913          -           -      1,913
Other securities                                  666          -           -        666
                                          ----------- ---------- ----------- ----------
 Total available-for-sale                    $160,041    $   179   $ (4,088)   $156,132
                                          ----------- ---------- ----------- ----------

Held-to-maturity:
Obligations of states and political
 subdivisions                                $  2,444    $    13   $    (50)   $  2,407
                                          ----------- ---------- ----------- ----------

December 31, 1998 Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations &           $ 91,069      $ 333     $ (413)   $ 90,989
agencies
Obligations of states and political
 subdivisions                                  24,352        481        (48)     24,785
Mortgage-backed securities                     35,209        142       (100)     35,251
Federal Home Loan Bank stock                    1,843          -           -      1,843
Other securities                                  666          -           -        666
                                          ----------- ---------- ----------- ----------
  Total available-for-sale                   $153,139      $ 956     $ (561)   $153,534
                                          ----------- ---------- ----------- ----------

Held-to-maturity:
Obligations of states and political
 subdivisions                                $  3,322      $  67       $   -   $  3,389
                                          ----------- ---------- ----------- ----------

     The rise in interest rates during 1999 has reduced the market value of the investment portfolio 2.3% since December 31, 1998.

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 1999 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                 One     After 1   After 5   After
                                 year    through   through    ten
                               or less   5 years  10 years   years     Total
                              ------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies      $ 3,006   $56,996  $30,812   $ 4,158 $ 94,972
Obligations of state and
  political subdivisions           2,036     2,303   11,664    13,263   29,266
Mortgage-backed securities         1,718    20,378   10,224       904   33,224
Other securities                       -         -        -     2,579    2,579
                              ------------------------------------------------
Total Investments                $ 6,760   $79,677  $52,700   $20,904 $160,041
                              ------------------------------------------------

Weighted average yield             5.57%     5.81%    5.79%     4.21%    5.54%
Full tax-equivalent yield          6.51%     5.88%    6.29%     5.74%    5.98%
                              ------------------------------------------------

Held-to-maturity:
Obligations of state and
  political subdivisions         $   342   $ 1,256   $  160    $  686  $ 2,444
                              ------------------------------------------------

Weighted average yield             5.20%     5.08%    5.55%     5.46%    5.23%
Full tax-equivalent yield          8.03%     7.69%    8.40%     8.28%    7.93%
                              ------------------------------------------------

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

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 1999.

     Proceeds from sales of investment securities and realized gains and losses were as follows for the nine months ended September 30, 1999 and September 30, 1998 (in thousands):


                             September 30,
                           1999          1998
                      -------------- -------------
Proceeds from sales              $ -       $ 6,848
Gross gains                        -            67
Gross losses                       -             3
                      -------------- -------------

     Investment securities carried at approximately $120,515,000 and $93,947,000 at September 30, 1999 and December 31, 1998, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

     Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 1999 and for the year ended December 31, 1998 (dollars in thousands):


                             September 30,        December 31,
                                 1999                 1998
                         ------------------------------------------
                                     Weighted             Weighted
                                     Average              Average
                            Amount     Rate      Amount     Rate
                         ------------------------------------------
Demand deposits:
  Non-interest bearing      $ 60,013         -   $ 59,069         -
  Interest bearing           143,283     2.49%    125,586     2.93%
Savings                       40,585     2.28%     37,831     2.26%
Time deposits                223,297     5.09%    222,562     5.51%
                         ------------------------------------------
  Total average deposits     467,178     3.39%   $445,048     3.77%
                         ------------------------------------------

     The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 1999 and December 31, 1998 (in thousands):


                          September 30,    December 31,
                             1999               1998
                        --------------------------------
3 months or less             $ 15,871        $ 21,510
Over 3 through 6 months        11,544           8,285
Over 6 through 12 months       11,794           4,608
Over 12 months                  4,802           8,995
                        -----------------------------
  Total                      $ 44,011        $ 43,398
                        -----------------------------


     Total deposit balances increased by approximately $50 million during the first nine months of 1999 primarily due to the acquisition of the deposits from the Bank One branches.

Other Borrowings

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings as of September 30, 1999 and December 31, 1998 is presented below (in thousands):

                                                September 30,  December 31,
                                                    1999           1998
                                                ------------- --------------
  Securities sold under agreements to                 $23,635        $26,018
    repurchase
  Federal Home Loan Bank advances:
    Overnight                                               -              -
    Fixed term - due in one year or less                    -              -
    Fixed term - due after one year                    15,500         19,500
  Federal funds purchased                                   -              -
                                                ------------- --------------
    Total                                             $39,135        $45,518
                                                ------------- --------------

    Average interest rate at end of period              4.72%          4.51%

Maximum Outstanding at Any Month-end
  Securities sold under agreements to                 $24,496        $26,018
    repurchase
  Federal Home Loan Bank advances:
    Overnight                                          18,000          5,500
    Fixed term - due in one year or less                    -              -
    Fixed term - due after one year                    19,500         20,500
  Federal funds purchased                                   -          5,750
                                                ------------- --------------
    Total                                             $61,996        $57,768
                                                ------------- --------------

Averages for the Period Ended
  Securities sold under agreements to                 $20,512        $ 9,717
    repurchase
  Federal Home Loan Bank advances:
    Overnight                                           1,964            236
    Fixed term - due in one year or less                    -              -
    Fixed term - due after one year                    16,379         18,504
  Federal funds purchased                                 202            364
                                                ------------- --------------
    Total                                             $39,057        $28,821
                                                ------------- --------------

    Average interest rate during the period             4.55%          5.07%

     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank pledges collateral, securing any obligation to pay the amount due, certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of $13.5 million which First Mid Bank is using to fund agricultural loans. $10.0 million is a 10- year maturity with a one year call option by the Federal Home Loan Bank. The advance bears interest at a rate of 4.85%. $3.5 million is a 10-year maturity which is callable quarterly after one year. The advance bears interest at a rate of 5.00%.

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at September 30, 1999 (in thousands):


                               Number of Months Until Next Repricing Opportunity
Interest earning assets:       0-1         1-3        3-6        6-12        12+
                            ---------- ----------- ---------- ----------- ---------
Deposits with other
  financial institutions       $     -     $     -    $     -     $     -   $     -
Federal funds sold               5,593           -          -           -         -
Taxable investment              23,328       3,939      4,217       5,267    90,831
securities
Nontaxable investment                -       1,627        679         276    28,410
securities
Loans                           53,141      24,195     39,901      40,068   222,360
                            ---------- ----------- ---------- ----------- ---------
  Total                       $ 82,062    $ 29,761   $ 44,797    $ 45,611 $ 341,601
                            ---------- ----------- ---------- ----------- ---------
Interest bearing
liabilities:
Savings and N.O.W. accounts    151,919           -          -           -         -
Money market accounts           54,180           -          -           -         -
Other time deposits             21,951      32,408     62,078      62,534    53,312
Other borrowings                23,590      13,500      2,000           -         -
Long-term debt                   4,325           -          -           -         -
                            ---------- ----------- ---------- ----------- ---------
  Total                      $ 255,965    $ 45,908   $ 64,078    $ 62,534  $ 53,312
                            ---------- ----------- ---------- ----------- ---------
  Periodic GAP              $(173,903)  $ (16,147)  $(19,281)  $ (16,923)  $288,289
                            ---------- ----------- ---------- ----------- ---------
  Cumulative GAP            $(173,903)  $(190,050) $(209,331)  $(226,254)  $ 62,035
                            ---------- ----------- ---------- ----------- ---------
GAP as a % of interest earning assets:
                            ---------- ----------- ---------- ----------- ---------
  Periodic                     (32.0%)      (3.0%)     (3.5%)      (3.1%)     53.0%
  Cumulative                   (32.0%)     (34.9%)    (38.5%)     (41.6%)     11.4%
                            ---------- ----------- ---------- ----------- ---------

     At September 30, 1999, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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

Capital Resources

     At September 30, 1999, the Company's stockholders' equity increased $1,376,000 or 2.7% to $51,856,000 from $50,480,000 as of December 31, 1998.
During the first nine months of 1999, net income contributed $3,928,000 to equity before the payment of dividends to common and preferred stockholders. The change in net unrealized gain/loss on available-for-sale investment securities decreased stockholders' equity by $2,656,000, net of tax.

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

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that as of September 30, 1999 and December 31, 1998 all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of September 30, 1999, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.


                                                                          To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                                    Actual         Adequacy Purposes   Action Provisions
                              ------------------- ------------------- -------------------
                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                              --------- --------- --------- --------- --------- ---------
September 30, 1999
Total Capital
  (to risk-weighted assets)
  Company                      $ 43,570    11.89%  $ 29,323   > 8.00%  $ 36,654  > 10.00%
  First Mid Bank                 44,108    12.17%    28,985   > 8.00%    36,232  > 10.00%

Tier 1 Capital
  (to risk-weighted assets)
  Company                        40,571    11.07%    14,661   > 4.00%    21,992  >  6.00%
  First Mid Bank                 41,109    11.35%    14,493   > 4.00%    21,739  >  6.00%

Tier 1 Capital
  (to average assets)
  Company                        40,571     6.89%    23,555   > 4.00%    29,444  >  5.00%
  First Mid Bank                 41,109     7.03%    23,393   > 4.00%    29,241  >  5.00%
                              --------- --------- --------- --------- --------- ---------



                                                                          To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                                    Actual         Adequacy Purposes   Action Provisions
                              ------------------- ------------------- -------------------
                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                              --------- --------- --------- --------- --------- ---------
December 31, 1998
Total Capital
  (to risk-weighted assets)
  Company                      $ 45,218    13.89%  $ 26,036   > 8.00%  $ 32,545  > 10.00%
  First Mid Bank                 46,704    14.46%    25,831   > 8.00%    32,289  > 10.00%

Tier 1 Capital
  (to risk-weighted assets)
  Company                        42,503    13.06%    13,018   > 4.00%    19,527  >  6.00%
  First Mid Bank                 43,989    13.62%    12,916   > 4.00%    19,373  >  6.00%

Tier 1 Capital
  (to average assets)
  Company                        42,503     7.90%    21,528   > 4.00%    26,910  >  5.00%
  First Mid Bank                 43,989     8.20%    21,448   > 4.00%    26,810  >  5.00%
                              --------- --------- --------- --------- --------- ---------

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

o The Deferred Compensation Plan was effective as of September, 1984. Its purpose is to allow directors, advisory directors, and key officers to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.

o The First Retirement and Savings Plan was effective beginning in 1985. Employees are eligible to participate in this plan after nine months of service to the Company.

o The Dividend Reinvestment Plan was effective as of October, 1994. The purpose of this plan is to provide participating stockholders with a simple and convenient method of investing cash common and preferred stock dividends paid by the Company into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate. This plan is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company.

o The Stock Incentive Plan was established by the Company in December, 1997, and is intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 100,000 shares have been authorized under this plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued.

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at the most recent market price of the stock. As of September 30, 1999, 18,402 shares (.9%) at a total price of $678,000 and as of December 31, 1998, 13,539 shares (.7%) at a total price of $507,000 have been repurchased by the Company. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

     Effective November 15, 1999, the Company's Series A preferred stock will be converted to common stock. This preferred stock was originally issued in a 1992 private placement to enable the Company to acquire Heartland Federal Savings & Loan Association. This conversion of the preferred stock will not impact reported earnings nor change the way in which the common stock is traded.


Liquidity

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At September 30, 1999, the excess collateral at the Federal Home Loan Bank will support approximately $82 million of additional advances.

     Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     o lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions
     o    deposit  activities,  including  seasonal demand of private and public funds
     o investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Government Treasuries and Agencies o operating activities, including schedule debt repayments and dividends to shareholders


Effects of Inflation

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


Future Accounting Changes

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued by the FASB in September 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. During September, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -an amendment of FASB Statement No. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after September 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.

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

The Company has a highly centralized data processing environment, with the vast majority of its data processing needs serviced out of a consolidated data center in Mattoon. As of September 30, 1999, testing results indicate that the Company's critical systems are capable of processing transactions through the Year 2000. All testing renovation, and implementation for existing critical applications (including vended and out-sourced applications) is complete. All implementation include testing with dates into the Year 2000 and internal user acceptance.

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

     As part of its credit analysis process, the Company is assessing the Year 2000 readiness of its significant credit customers and is using this information in the methodology of assessing the adequacy of the allowance for loan losses. The inability of these credit customers to make payments when due could negatively impact the Company's short term liquidity. Similar Year 2000 problems could affect the cash flows of certain of the Company's business depositors resulting in their inability to maintain historical deposit balance levels in their accounts. In addition, the Company could experience other unusual deposit outflow before December 31, 1999 as a result of increased currency demands of its customers. The potential increase in cash requirements as the Year 2000 approaches has been considered by the Company in analyzing and planning for its future short term liquidity needs. In addition, as part of its fiduciary activities, the Company has implemented a plan for taking the Year 2000 issue into consideration, and to evaluate and deal with Year 2000 issues associated with property held in trust. The Company's personnel have also conducted several workshops for its customers, as well as for the community as a whole, to explain the Year 2000 issues and the Company's Year 2000 program.

     The Company conducts an ongoing review of its estimated Year 2000 external expenditures which are estimated to be approximately $150,000, virtually all of which have been expensed as incurred. This estimate includes the cost of purchasing licenses for software programming tools but does not reflect the cost of the time of internal staff.

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

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

     In September, 1999, Mr. John W. Hedges joined the Company as President of First Mid Bank. Most recently, Mr. Hedges was Senior Vice President at National City Bank in Decatur, the successor company to Citizens National Bank of Decatur, which he joined in 1976.

ITEM 6.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) -- Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

     A Form 8-K was filed by the Company on September 23, 1999, disclosing the adoption by the Company of a stockholder rights plan.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST MID-ILLINOIS BANCSHARES, INC.
                                     (Company)

                              /s/ William S. Rowland
                      --------------------------------------
                                William S. Rowland
                       President and Chief Executive Officer


                             /s/ Laurel G. Allenbaugh
                      --------------------------------------
                               Laurel G. Allenbaugh
                           Vice President and Controller
                            (Chief Accounting Officer)




Dated:    November 10, 1999
      -----------------------

                         Exhibit Index to Form 10-Q

 Exhibit
Number            Description and Filing or Incorporation Reference
-----------------------------------------------------------------------------

  11.1    Statement re:  Computation of Earnings Per Share
          (Filed herewith)


  27.1    Financial Data Schedule
          (Filed herewith)