Form 10-K405
period 1999-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2000-03-22
CIK 700565

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER: 0-13368

                    FIRST MID-ILLINOIS BANCSHARES, INC.
              (Exact name of Company as specified in its charter)

       DELAWARE                             37-1103704
(State of incorporation)           (I.R.S. employer identification No.)

             1515 CHARLESTON AVENUE, MATTOON, ILLINOIS  61938
           (Address and Zip Code of Principal Executive Offices)

                              (217) 234-7454
               (Company's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, PAR VALUE $4.00 PER SHARE,
                   AND RELATED COMMON STOCK PURCHASE RIGHTS
                               (Title of class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 21, 2000, 2,272,643 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 21, 2000) held by non-affiliates was approximately $74,997,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                              INTO FORM 10-K PART:
Portions of the Proxy Statement for 2000 Annual
Meeting of Shareholders to be held on May 17, 2000          III

                FIRST MID-ILLINOIS BANCSHARES, INC.
                   FORM 10-K TABLE OF CONTENTS
                                                                          PAGE
PART I
Item 1       Business                                                        3
Item 2       Properties                                                     11
Item 3       Legal Proceedings                                              14
Item 4       Submission of Matters to a Vote of Security Holders            14
PART II
Item 5       Market for Company's Common Shares and Related
               Shareholder Matters                                          15
Item 6       Selected Financial Data                                        16
Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          17
Item 7A      Quantitative and Qualitative Disclosures About
               Market Risk                                                  36
Item 8       Financial Statements and Supplementary Data                    38
Item 9       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosures                         63
PART III
Item 10      Directors and Executive Officers of the Company                63
Item 11      Executive Compensation                                         63
Item 12      Security Ownership of Certain Beneficial Owners and
               Management                                                   63
Item 13      Certain Relationships and Related Transactions                 63
PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                  64
SIGNATURES                                                                  65
             Exhibit Index                                                  66

                                    PART I

ITEM 1.   BUSINESS

COMPANY AND SUBSIDIARIES

     First Mid-Illinois Bancshares, Inc. (the "Company") is a bank holding company engaged in the business of banking through its wholly-owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to affiliates through another wholly-owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS"). First Mid Bank provides insurance services to customers through its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance").

     The Company, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

*     Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984
*     State Bank of Sullivan ("Sullivan Bank") on April 1, 1985
* Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985
* First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986
*     Charleston Community Bank ("Charleston Bank") on December 30, 1987

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

     On July 1, 1992, the Company acquired and re-capitalized Heartland Federal Savings and Loan Association ("Heartland"), a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. Under the terms of the acquisition, Heartland converted from the mutual form of organization into a federally-chartered, stock savings association and became a 100%-owned subsidiary of the Company. In connection with the Heartland acquisition, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company in a private placement. Refer to note #1 of Notes to the Consolidated Financial Statements.

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

     On March 7, 1997, First Mid Bank acquired the Charleston, Illinois branch location and the customer base of First of America Bank. This cash acquisition added approximately $28 million to total deposits, $.5 million to loans, $1.3 million to premises and equipment and $3.8 million to intangible assets.

     In November 1997, Heartland merged with and into First Mid Bank with First Mid Bank being the surviving entity.

     On May 7, 1999, the Company acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A. This cash acquisition added approximately $64 million to total deposits, $10 million to loans, $1.7 million to premises and equipment and $6.5 million to intangible assets. This acquisition was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branches were recorded at their fair values as of the acquisition date.

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

     First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $59.5 million in agriculture-related loans at December 31, 1999. The farm credit products offered by First Mid Bank include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

     Before intercompany eliminations, First Mid Bank had total assets of $597,819,000 and stockholder's equity of $52,546,000 at December 31, 1999.

EMPLOYEES

     The Company, MIDS and First Mid Bank, collectively, employed 276 people on a full-time equivalent basis as of December 31, 1999. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

     First Mid Bank operates facilities in the Illinois counties of Champaign, Christian, Coles, Cumberland, Douglas, Effingham, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves twelve different communities with 18 separate locations in the towns of Mattoon, Charleston, Effingham, Altamont, Neoga, Sullivan, Arcola, Taylorville, Tuscola, Monticello, DeLand, and Urbana, Illinois. Within the area of service there are numerous competing financial institutions and financial services companies.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These new activities and affiliations can be structured through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy and adopts various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

     The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act of 1956 ("BHCA") to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

     A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight to bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments, which are not effective until May 12, 2001, banks will no longer be able to rely solely on their status as banks to avoid registration as broker-dealers. Instead, banks will need to carefully consider their securities activities in light of a new set of limited exemptions designed to allow banks to continue, without broker-dealer registration, only those activities traditionally considered to be primarily banking or trust activities. The GLB Act also amends, effective May 12, 2001, the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

     The Company is currently evaluating the effects of the GLB Act on its activities and the activities of its banking subsidiaries, including reviewing its prospects for expanded financial services through internal growth or affiliations with third parties and considering the likelihood of increased competition in the financial services industry as a result of the GLB Act and how it will meet this increased competition. The Company, at present, has not elected status as a "financial holding company."

THE COMPANY

     GENERAL. The Company is registered as a bank holding company under BHCA and is subject to regulation by the Federal Reserve Board. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

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

     The BHCA also prohibits, with certain exceptions, the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. The principal exception to this prohibition allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve Board, applicable to bank holding companies, the Company and its non-bank subsidiaries are permitted to engage in, among other activities, such banking-related businesses as the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau, including software development, and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

     The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk- based requirement consists of a minimum ratio of total capital to total risk- weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company's allowance for loan and lease losses.

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

     As of December 31, 1999, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 11.98% and a leverage ratio of 6.96%.

FIRST MID BANK

     GENERAL. First Mid Bank is a national bank, chartered under the National Bank Act. The deposit accounts of First Mid Bank are insured by the FDIC. As a national bank, First Mid Bank is a member of the Federal Reserve System and is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the deposit insurance fund.

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

     During the year ended December 31, 1999, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2000, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     In addition to its insurance assessment, each insured bank is subject, in 2000, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2000 debt service assessment was .0212%.

     OCC ASSESSMENTS. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 1999, First Mid Bank paid supervisory fees to the OCC totaling $123,000.

     CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

     During the year ended December 31, 1999, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 1999, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.19% and a risk-based capital ratio of 12.40%.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 1999. As of December 31, 1999, approximately $7.8 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.

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

SUPPLEMENTAL ITEM -- EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected annually by the Company's board of directors and are identified below.

Name (Age)                           Position With Company
William S. Rowland (53)              Chairman of the Board of Directors,
                                       President and Chief Executive Officer
John W. Hedges (53)                  President, First Mid Bank
Laurel G. Allenbaugh (40)            Vice President
Christie L. Burich (43)              Vice President, Secretary/Treasurer
Stanley E. Gilliland (55)            Vice President
John R. Kuczynski (47)               Vice President

     William S. Rowland, age 53, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since mid-1999. He served as Executive Vice President of the Company from 1997 to mid-1999 and as Treasurer and Chief Financial Officer from 1989 to mid-1999. Mr. Rowland also serves as Chairman of the Board of First Mid Bank.

     John W. Hedges, age 53, has been the President of First Mid Bank since September, 1999. He was with National City Bank, Decatur from 1976 to 1999.

     Laurel G. Allenbaugh, age 40, has been Vice President and Controller of the Company and First Mid Bank since 1990 and President of MIDS since 1998.

     Christie L. Burich, age 43, has been Vice President of Investments since 1995 and Secretary since 1998.

     Stanley E. Gilliland, age 55, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

     John R. Kuczynski, age 47, has been Vice President of the Trust and Farm Department of the Company since June, 1996. Mr. Kuczynski was a Senior Vice President and Trust Officer for the Amcore Trust Company in Sterling, Illinois, from 1980 to 996.


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

     First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois, which is used as the Corporate Headquarters of the Company and is used by MIDS for its data processing and back room operations for the Company and First Mid Bank. The office building consists of a two-story structure which has approximately 20,000 square feet of office space.

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

TUSCOLA

     First Mid Bank operates an office in Tuscola, Illinois, which is located at 410 South Main Street. The all brick building consists of a one-story structure with approximately 4,000 square feet of office space. This main office building provides for four lobby tellers, two drive-up tellers, four private offices, a conference room, four drive-thru lanes, including one with a drive-up ATM and one with a drive-up night depository. Adequate customer parking is available just outside the main entrance. The building at 100 North Main Street was closed in 1998 and sold in 1999.

CHARLESTON

     First Mid Bank has two offices in Charleston, Illinois. The main office, acquired in March, 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with five teller stations, eight private offices and four drive-up lanes.

     A second facility is located at 701 Sixth Street, Charleston, Illinois. It is a one-story facility with an attached two-bay drive-up structure and consists of approximately 5,500 square feet of office space. Adequate parking is available to serve its customers. The office space is comprised of three teller stations, three private offices, storage area, and a night depository.

     Four ATMs are located in Charleston. One drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue, one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue, and one drive-up ATM is located in the parking lot of the 6th St. facility. The fourth is an off-site walk-up ATM located in the student union at Eastern Illinois University.

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

MONTICELLO

     First Mid Bank has two offices in Monticello. The main facility is located on the north-east corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished but not currently being used and the basement is used for storage. Adequate parking is available to customers in back of the facility.

     A second facility is located at 219 West Center Street, Monticello, Illinois. It is a one-story facility with two lobby teller stations and an attached two-bay drive-up structure with a drive-up ATM and a night depository. Adequate parking is available to serve its customers.

DELAND

     First Mid Bank has an office at 220 North Highway Ave, DeLand, Illinois. It is a one-story structure with one private office, three teller stations and a night depository. Adequate parking is available in front of the building.

TAYLORVILLE

     First Mid Bank has a banking facility located at 200 N. Main St., Taylorville, Illinois. This one-story building has approximately 3,700 square feet with five teller stations, three private offices, one drive-up lane, and a finished basement. A drive-up ATM is located in the parking lot and adequate customer is available adjacent to the building.

COMPANY

     During 1999, the Company sold a single family residence at 1515 Wabash Avenue, Mattoon, Illinois.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS


     The Company's common stock was held by approximately 730 shareholders of record as of December 31, 1999, and is traded in the over-the-counter market.

     The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


         QUARTER                   HIGH                    LOW
1999
           4th                   $ 36 1/4               $ 33 1/2
           3rd                     36                     35 1/4
           2nd                     39 1/2                 35 3/4
           1st                     37                     33
1998
           4th                   $ 36 1/2               $ 32 1/2
           3rd                     40 3/4                 36 1/2
           2nd                     47 1/2                 38 3/4
           1st                     42 3/4                 33

     The following table sets forth the cash dividends per share on the Company's common stock for the last two years.


                                                      DIVIDEND
      DATE DECLARED             DATE PAID             PER SHARE
        5-20-1998               6-19-1998               $.23
       12-15-1998               1-05-1999               $.28
        5-19-1999               6-18-1999               $.25
       12-14-1999               1-05-2000               $.30

     The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semiannually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends which can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 18" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Company semi-annually during the two years ended December 31, 1999.

     On November 15, 1999, the Company issued 248,177 shares of its common stock to holders of its Series A Convertible preferred Stock upon the Company's election to convert all of such preferred stock to common stock. The transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA


     The following sets forth a five-year comparison of selected financial data. (Dollars in thousands)

                                             1999            1998            1997           1996           1995
SUMMARY OF OPERATIONS
  Interest income                               $39,168         $37,451        $37,805        $35,559        $33,465
  Interest expense                               18,415          18,626         19,131         17,805         16,725
    Net interest income                          20,753          18,825         18,674         17,754         16,740
  Provision for loan losses                         600             550            700            147            280
  Other income                                    6,703           6,340          5,421          4,799          4,009
  Other expense                                  19,387          17,119         16,039         15,977         14,715
    Income before income taxes                    7,469           7,496          7,356          6,429          5,754
  Income tax expense                              2,237           2,434          2,630          2,263          1,830
      Net income                                $ 5,232         $ 5,062        $ 4,726        $ 4,166        $ 3,924
PER COMMON SHARE DATA
  Basic earnings per share                      $  2.40         $  2.39        $  2.30        $  2.11        $  2.05
  Diluted earnings per share                       2.29            2.24           2.17           1.99           1.94
  Dividends per common share                        .55             .51            .46            .43            .41
  Book value per common share                     22.63           23.61          21.55          19.56          18.04
FINANCIAL RATIOS
  Net interest margin (TE)                        4.09%           3.93%          3.96%          3.98%          3.98%
  Return on average assets                         .91%            .95%           .90%           .85%           .84%
  Return on average equity                       10.14%          10.39%         11.08%         11.03%         11.76%
  Return on average common equity                10.08%          10.47%         11.23%         11.18%         12.02%
  Dividend payout ratio                          22.95%          21.35%         19.99%         20.16%         19.76%
  Average equity to average assets                8.96%           9.16%          8.11%          7.69%          7.17%
  Capital to risk-weighted assets                11.98%          13.89%         12.20%         11.80%         11.51%
YEAR END BALANCES
  Total assets                                 $601,103        $554,663       $532,978       $515,397       $472,494
  Net loans                                     385,380         346,350        355,587        345,533        304,190
  Total deposits                                485,011         449,636        457,598        413,676        396,879
  Total equity                                   51,518          50,480         45,576         39,904         35,309
AVERAGE BALANCES
  Total assets                                 $575,903        $531,809       $525,751       $491,058       $465,287
  Net loans                                     356,031         345,254        352,495        323,540        294,220
  Total deposits                                474,636         445,048        443,399        405,223        395,580
  Total equity                                   51,577          48,704         42,638         37,783         33,371

     Effective May 22, 1997, the Company had a two-for-one stock split in the form of a 100% stock dividend. All share and per share information has been restated to reflect the split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as, discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward- looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

     In 1999, the Company had net income of $5,232,000, up 3.4% from $5,062,000 in 1998. In 1998, net income increased 7.1% from $4,726,000 in 1997. Diluted earnings per share was $2.29 in 1999 compared with $2.24 in 1998 and $2.17 in 1997. A summary of the factors which contributed to the changes in net income follows (in thousands):

                                         1999 VS 1998              1998 VS 1997
Net interest income                          $1,928                    $ 151
Provision for loan losses                       (50)                     150
Other income, including
  securities transactions                       363                      919
Other expenses                               (2,268)                  (1,080)
Income taxes                                    197                      196
Increase in net income                        $ 170                    $ 336

     On May 7, 1999, the Company acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A. This cash acquisition added approximately $64 million to total deposits, $10 million to loans, $1.7 million to premises and equipment and $6.5 million to intangible assets. This acquisition was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branches were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since May 7, 1999.

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

                                  YEAR ENDED                    YEAR ENDED                   YEAR ENDED
                               DECEMBER 31, 1999             DECEMBER 31, 1998            DECEMBER 31, 1997
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE            AVERAGE
                          BALANCE  INTEREST    RATE     BALANCE  INTEREST    RATE     BALANCE  INTEREST   RATE
ASSETS
Interest-bearing           $ 1,407    $   70     4.99%   $   644    $   33     5.12%   $ 1,497   $   75    5.01%
deposits
Federal funds sold           9,799       485     4.95%     8,754       451     5.15%     4,254      230    5.41%
Investment securities
  Taxable                  125,311     7,425     5.93%   114,831     7,052     6.14%   107,124    6,759    6.31%
  Tax-exempt<F1>            29,762     2,125     7.14%    17,501     1,278     7.30%    13,046    1,062    8.14%
Loans<F2><F3>              358,948    29,785     8.30%   348,055    29,072     8.35%   355,167   30,040    8.46%
Total earning assets       525,227    39,890     7.59%   489,785    37,886     7.73%   481,088   38,166    7.93%
Cash and due from banks     17,438                        15,944                        18,363
Premises and equipment      14,873                        12,745                        11,916
Other assets                21,282                        16,136                        17,056
Allowance for loan         (2,917)                       (2,801)                       (2,672)
losses
Total assets              $575,903                      $531,809                      $525,751
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing
Deposits
  Demand deposits         $147,753     3,809     2.58%  $125,586     3,675     2.93%  $125,666    3,684    2.93%
  Savings deposits          40,875       944     2.31%    37,831       856     2.26%    38,642      999    2.59%
  Time deposits            225,451    11,476     5.09%   222,562    12,255     5.51%   226,431   12,464    5.50%
Securities sold under
  agreements to             22,063       948     4.29%     9,717       435     4.47%    10,806      488    4.52%
repurchase
FHLB advances               18,602       942     5.07%    18,740     1,008     5.38%    17,221    1,018    5.91%
Federal funds purchased        345        18     5.28%       364        19     5.19%       502       26    5.18%
Long-term debt               4,416       278     6.29%     5,629       378     6.72%     6,584      452    6.87%
Total interest-bearing
    liabilities            459,505    18,415     4.01%   420,429    18,626     4.43%   425,852   19,131    4.49%
Demand deposits             60,557                        59,069                        52,660
Other liabilities            4,264                         3,607                         4,601
Stockholders' equity        51,577                        48,704                        42,638
Total liabilities &       $575,903                      $531,809                      $525,751
equity
Net interest income (TE)            $ 21,475                      $ 19,260                     $ 19,035
Net interest spread                              3.58%                         3.30%                       3.44%
Impact of non-interest
bearing
 funds                                            .51%                          .63%                        .52%
Net yield on interest-
earning
  assets (TE)                                    4.09%                         3.93%                       3.96%

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

                                         1999 COMPARED TO 1998                         1998 COMPARED TO 1997
                                         INCREASE - (DECREASE)                         INCREASE - (DECREASE)
                               TOTAL                               RATE/      TOTAL                            RATE/
                              CHANGE      VOLUME       RATE      VOLUME<F4>  CHANGE     VOLUME      RATE     VOLUME<F4>
EARNING ASSETS:
Interest-bearing deposits       $ 37        $ 39      $  (1)       $ (1)      $ (42)     $ (42)      $   3      $ (3)
Federal funds sold                34          53        (17)         (2)        221        243         (11)      (11)
Investment securities:
  Taxable                        373         644       (248)        (23)        292        486        (181)      (13)
  Tax-exempt<F1>                 847         895        (28)        (20)        216        363        (109)      (38)
Loans<F2><F3>                    713         911       (192)         (6)       (968)      (602)       (374)        8
  Total interest income        2,004       2,542       (486)        (52)       (281)       448        (672)      (57)
Interest-Bearing
Liabilities
Interest-bearing deposits
  Demand deposits                134         648       (437)        (77)         (8)        (2)         (6)        -
  Savings deposits                88          69         18           1        (143)       (21)       (125)        3
  Time deposits                 (779)        159       (926)        (12)       (209)      (213)          4         -
Securities sold under
  agreements to repurchase       513         552        (17)        (22)        (54)       (49)         (5)        -
FHLB advances                    (66)         (7)       (59)          -         (10)        90         (92)       (8)
Federal funds purchased           (1)         (1)         -           -          (7)        (7)          -         -
Long-term debt                  (100)        (82)       (24)          5         (74)       (66)         (9)        1
  Total interest expense        (211)      1,338     (1,445)       (104)       (505)      (268)       (233)       (4)
 Net interest income          $2,215      $1,204      $ 959       $  52       $ 224      $ 716       $(439)    $ (53)

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

     On a tax equivalent basis, net interest income increased $1,928,000, or 10.2% in 1999, compared to an increase of $151,000, or .8% in 1998. The increase in net interest income in 1999 was due primarily to the decrease in the deposit rates combined with a higher deposit base as well as the increase in interest income due from an increase in the volume of earning assets. In 1998, the increase in net interest income was due to the increases in the volume of earning assets mixed with the lowering of interest rates.

     In 1999, average earning assets increased by $35,442,000, or 7.2%, and average interest-bearing liabilities increased $39,076,000, or 9.3%, compared with 1998. Change in volume is partially attributed to the assets purchased and liabilities assumed in the 1999 acquisition of several Bank One branches. Loans purchased and deposits assumed were approximately $10 million and $64 million, respectively.

     Changes in average balances, as a percent of average earnings assets, are shown below:
     * average loans (as a percent of average earnings assets) decreased 2.9% to 68.3% in 1999 from 71.2% in 1998
     * average securities (as a percent of average earnings assets) increased 2.5% to 29.5% in 1999 from 27.0% in 1998
     * net interest margin has increased to 4.09% in 1999 from 3.93% in 1998 and 3.96% in 1997.

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 1999 was $600,000 compared to $550,000 in 1998 and $700,000 in 1997. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

                                                                                     $ CHANGE
                                                                                  FROM PRIOR YEAR
                                   1999           1998           1997           1999          1998
Trust                                $ 1,912        $ 1,746        $ 1,663          $ 166         $  83
Brokerage                                456            304            464            152         (160)
Securities gains(losses)                   8            154            (6)          (146)           160
Service charges                        2,317          1,919          1,804            398           115
Mortgage banking                         624          1,121            491          (497)           630
Other                                  1,386          1,096          1,005            290            91
  Total other income                 $ 6,703        $ 6,340        $ 5,421          $ 363         $ 919

     * Total non-interest income increased to $6,703,000 in 1999 as compared to $6,340,000 in 1998 and $5,421,000 in 1997.

     * Trust revenues increased $166,000 or 9.5% to $1,912,000 in 1999 from $1,746,000 in 1998 and $1,663,000 in 1997 mostly due to the net effect of the following:
          *    increase in the fee structure for trust accounts
          *    growth in employee benefit accounts managed by the Trust
               Department
          *    increase in the farm management fees

          Trust assets, reported at market value, were $324 million, $338 million, and $327 million at December 31, 1999, 1998, and 1997, respectively.

     * Revenues from brokerage and annuity sales increased $152,000 or 50.0% in 1999 as compared to 1998 as a result of increased sales in annuities.

     * Net securities gains in 1999 were $8,000 compared to net securities gains of $154,000 in 1998 and net securities losses of $6,000 in 1997.

     * Fees from service charges increased $398,000 or 20.7% to $2,317,000 in 1999 from $1,919,000 in 1998 and $1,804,000 in 1997. This increase was primarily due to an increase in the number of savings and transaction accounts and an increase in the fees charges on deposit accounts.

     * Mortgage banking income decreased $497,000 or 44.3% to $624,000 in 1999 from $1,121,000 in 1998. This decrease was in the volume of fixed rate loans originated and sold by First Mid Bank. This decrease in volume of is largely attributed to less re- financings by customers as a result of rising interest rates. Loan sold balances are as follows:
          *    $36 million (representing 480 loans) in 1999
          *    $69 million (representing 825 loans) in 1998
          *    $29 million (representing 476 loans) in 1997

     * Other income increased $290,000 or 26.5% to $1,386,000 in 1999 from $1,096,000 in 1998 and $1,005,000 in 1997. This increase was primarily due to a $93,000 gain on the sale of property (net book value of $230,000) in Mattoon, Tuscola and Charleston, Illinois, and due to increases in the ATM/Debit card transactions.

OTHER EXPENSE

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

                                                                                                  $ CHANGE
                                                                                               FROM PRIOR YEAR
                                        1999             1998             1997             1999            1998
Salaries and benefits                 $ 9,616          $ 8,645          $ 7,922           $ 971          $  723
Occupancy and equipment                 3,437            2,947            2,782             490             165
FDIC premiums                             104              107               40              (3)             67
Amortization of intangibles             1,024              764              709             260              55
Stationery and supplies                   642              657              692             (15)            (35)
Legal and professional fees             1,232              920              890             312              30
Marketing and promotion                   643              500              529             143             (29)
Other operating expenses                2,689            2,579            2,475             110             104
  Total other expense                 $19,387          $17,119          $16,039          $2,268          $1,080

     * Total non-interest expense increased to $19,387,000 in 1999 from $17,119,000 in 1998 and $16,039,000 in 1997.

     *    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased  $971,000  or 11.2%  to  $9,616,000  in 1999  from
          $8,645,000  in 1998 and  $7,922,000  in  1997.  This  increase  can be explained by:
          *    merit and incentive increases for continuing employees
          * an increase in the number of employees, primarily as a result of the Monticello, Taylorville and DeLand branch acquisitions

     * Occupancy and equipment expense increased $490,000 or 16.6% to $3,437,000 in 1999 from $2,947,000 in 1998 and $2,782,000 in 1997.
          This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on buildings in Monticello, Taylorville, DeLand, and Tuscola.

     * The net amount of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was $104,000 in 1999, remaining fairly constant with $107,000 in 1998 and $40,000 in 1997.

     * Amortization of intangible assets increased $260,000 or 34.0% to $1,024,000 in 1999 from $764,000 in 1998 and $709,000 in 1997. This increase is due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

     * All other operating expenses increased $550,000 or 11.8% to $5,206,000 in 1999 from $4,656,000 in 1998 and $4,586,000 in 1997. This increase was primarily due to costs associated with the new branches in Monticello, Taylorville and DeLand.

INCOME TAXES

     Total income tax expense amounted to $2,237,000 in 1999 as compared to $2,434,000 in 1998 and $2,630,000 in 1997. Effective tax rates were 30.0%, 32.5%
and 35.8% respectively, for 1999, 1998 and 1997. The steady decrease in the effective tax rates resulted primarily from increased tax exempt income.



ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

                                  1999            1998            1997            1996            1995
Real estate - mortgage          $273,293        $244,501        $252,312        $241,240        $211,147
Commercial, financial
  and agricultural                89,176          78,579          73,854          75,028          65,916
Installment                       24,501          25,194          29,266          30,423          27,996
Other                              1,349             791           2,791           1,526           1,945
  Total loans                   $388,319        $349,065        $358,223        $348,217        $307,004

     At December 31, 1999, the Company had loan concentrations in agricultural industries of $59.5 million, or 15.3%, of outstanding loans and $50.9 million, or 14.6%, at December 31, 1998. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 11.8% increase in the residential real estate loan category in 1999 was primarily due to the origination and subsequent sale of certain fixed rate mortgage loans. First Mid Bank originates residential real estate loans for its own portfolio and for sale to others. In 1999, $36 million fixed rate mortgage loans, as compared to $69 million in 1998, were sold by First Mid Bank in the secondary market. This decrease in the volume of fixed rate loan originations is attributed to an increase in rates.

     The following table presents the balance of loans outstanding as of December 31, 1999, by maturities (dollars in thousands):

                                                           MATURITY<F1>
                                                     OVER 1
                                  ONE YEAR           THROUGH            OVER
                                 OR LESS(2)          5 YEARS           5 YEARS            TOTAL
Real estate - mortgage            $ 54,537          $176,335          $ 42,421         $273,293
Commercial, financial
  and agricultural                  56,036            29,047             4,093           89,176
Installment                          6,183            17,807               511           24,501
Other                                  461               393               495            1,349
  Total loans                     $117,217          $223,582           $47,520         $388,319

<F1> Based on scheduled principal repayments.
<F2> Includes demand loans, past due loans and overdrafts.

     As of December 31, 1999, loans with maturities over one year consisted of $236,396,000 in fixed rate loans and $34,706,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.


NONPERFORMING LOANS

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

December 31,                        1999          1998          1997          1996         1995
Nonaccrual loans                   $1,430        $1,783        $1,194        $ 790        $ 636
Loans past due ninety days
  or more and still accruing          366           609           145          575          554
Renegotiated loans which are
  performing in accordance
  with revised terms                   81            90           346          580          604
Total Nonperforming Loans          $1,877        $2,482        $1,685       $1,945       $1,794

     At December 31, 1999,approximately $872,000 of the nonperforming loans resulted from four individual, collateral dependent, commercial loans to a single borrower. Management has not identified any exposure associated with the $1,430,000 nonaccrual loans. This was considered in determining the adequacy of the allowance for possible loan losses at December 31, 1999.

     Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $131,000, $189,000 and $162,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest income that was included in income totaled $7,000, $7,000 and $32,000 for the same periods.

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

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 1999, the Company's loan portfolio included $59.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $8.6 million from $50.9 million at December 31, 1998. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

     Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                       1999           1998           1997           1996           1995
Average loans outstanding,
  net of unearned income             $358,948       $348,055       $355,167       $326,302       $294,220
Allowance-beginning of year          $  2,715       $  2,636       $  2,684       $  2,814       $  2,608
Balance of acquired branches              150             -              -              -              -
Charge-offs:
Commercial, financial
  and agricultural                        511            382            588            238             18
Real estate-mortgage                       17             21             69              6            111
Installment                                98            152            145            131             57
  Total charge-offs                       626            555            802            375            186
Recoveries:
Commercial, financial
  and agricultural                         69             28             28             53             73
Real estate-mortgage                        3             30              1              -              -
Installment                                28             26             25             45             39
  Total recoveries                        100             84             54             98            112
Net charge-offs                           526            471            748            277             74
Provision for loan losses                 600            550            700            147            280
Allowance-end of year                $  2,939       $  2,715       $  2,636       $  2,684       $  2,814
Ratio of net charge-offs to
  average loans                           .15%           .14%           .21%           .08%           .03%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                       .76%           .78%           .74%           .77%           .90%
Ratio of allowance for loan
  losses to nonperforming loans         156.6%         109.4%         156.4%         138.0%         156.8%

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

     During 1999, the Company had net charge-offs of $526,000, compared to $471,000 in 1998 and $748,000 in 1997. At December 31, 1999, the allowance for loan losses amounted to $2,939,000, or .76% of total loans, and 156.6% of nonperforming loans. At December 31, 1998, the allowance was $2,715,000, or .78% of total loans, and 109.4% of nonperforming loans.

     The allowance for loan losses, in management's judgment, is allocated as follows to cover potential loan losses (in thousands):


December 31,                       1999                            1998                             1997

                           ALLOWANCE       % OF             ALLOWANCE      % OF              ALLOWANCE     % OF
                              FOR          LOANS               FOR         LOANS                FOR        LOANS
                             LOAN        TO TOTAL             LOAN       TO TOTAL              LOAN      TO TOTAL
                            LOSSES         LOANS             LOSSES        LOANS              LOSSES       LOANS
Real estate-mortgage       $ 242           70.4%           $  264          70.1%           $  245          70.4%
Commercial, financial
  and agricultural         1,997           23.0%            1,961          22.5%            1,699          20.6%
Installment                  181            6.3%              166           7.2%              192           8.2%
Other                         -              .3%               -             .2%               -             .8%
Total allocated            2,420                            2,391                           2,136
Unallocated                  519            N/A               324           N/A               500           N/A
Allowance at end of
  year                    $2,939          100.0%           $2,715         100.0%           $2,636         100.0%


December 31,                          1996                                  1995

                               ALLOWANCE        % OF                 ALLOWANCE       % OF
                                  FOR           LOANS                   FOR          LOANS
                                 LOAN         TO TOTAL                 LOAN        TO TOTAL
                                LOSSES          LOANS                 LOSSES         LOANS
Real estate-mortgage           $  434            69.3%              $  314            68.8%
Commercial, financial
  and agricultural              1,854            21.5%               1,554            21.5%
Installment                       152             8.7%                 131             9.1%
Other                              -               .5%                  -               .6%
Total allocated                 2,440                                1,999
Unallocated                       244             N/A                  815            N/A
Allowance at end of
  year                         $2,684           100.0%              $2,814           100.0%

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

     The following table sets forth the year-end amortized cost of the securities for the last three years (in thousands):


DECEMBER 31,                                       1999                           1998                          1997
                                                         % OF                           % OF                           % OF
                                         AMOUNT          TOTAL          AMOUNT          TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                          $ 92,180           58%         $ 91,069           58%         $ 80,509          67%
Obligations of states and
 political subdivisions                  30,281            19           27,674            18           12,820           11
Mortgage-backed securities               32,578            21           35,209            22           23,272           20
Other securities                          2,579             2            2,509             2            2,747            2
    Total securities                   $157,618          100%         $156,461          100%         $119,348         100%

     At December 31, 1999, there was no material change to the mix of the investment portfolio from December 31, 1998, except for the decrease in mortgage-backed securities due to scheduled and prepayments of principal.

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to- maturity, presented at amortized cost, at December 31, 1999 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                            $ 2,004          $60,327          $25,672         $ 4,177        $ 92,180
Obligations of state and
  political subdivisions                    2,288            1,015           12,000          12,846          28,149
Mortgage-backed securities                  1,333           13,228           14,324           3,693          32,578
Other securities                               -                -                -            2,579           2,579
Total Investments                         $ 5,625          $74,570          $51,996         $23,295        $155,486
Weighted average yield                       5.84%            5.81%            5.86%           4.85%           5.79%
Full tax-equivalent yield                    7.06%            5.84%            6.40%           6.18%           6.23%
Held-to-maturity:
Obligations of state and
  political subdivisions                  $   375          $   946          $   145         $   666         $ 2,132
Weighted average yield                       5.04%            5.08%            5.59%           5.46%           5.23%
Full tax-equivalent yield                    7.13%            7.17%            7.11%           7.02%           7.11%

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

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 1999.


DEPOSITS

     Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 1999, 1998 and 1997 (dollars in thousands):

                                          1999                      1998                      1997
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
Demand deposits:
  Non-interest bearing              $ 60,557            -     $ 59,069            -     $ 52,660            -
  Interest bearing                   147,753        2.58%      125,586        2.93%      125,666        2.93%
Savings                               40,875        2.31%       37,831        2.26%       38,642        2.59%
Time deposits                        225,451        5.09%      222,562        5.51%      226,431        5.50%
  Total average deposits            $474,636        3.42%     $445,048        3.77%     $443,399        3.87%

     The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

December 31,                   1999              1998             1997
3 months or less            $ 16,915          $ 21,510         $ 21,715
Over 3 through 6 months       11,708             8,285           12,287
Over 6 through 12 months      11,444             4,608            6,438
Over 12 months                 3,854             8,995           10,293
  Total                     $ 43,921          $ 43,398         $ 50,733

     Total deposit balances  increased by approximately  $35 million during 1999
primarily  due  to  the   acquisition  of  the  deposits  from  the  Monticello,
Taylorville and DeLand branches.

OTHER BORROWINGS

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings for the last three years is presented below (in thousands):

                                                                         1999              1998              1997
At December 31:
  Securities sold under agreements to repurchase                      $32,308           $26,018           $10,780
  Federal Home Loan Bank advances:
    Overnight                                                           3,000                 -                 -
    Fixed term - due after one year                                    18,500            19,500             7,000
  Federal funds purchased                                               1,175                 -                 -
    Total                                                             $54,983           $45,518           $17,780
    Average interest rate at year end                                   4.86%             4.51%             5.01%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                      $32,308           $26,018           $17,710
  Federal Home Loan Bank advances:
    Overnight                                                          18,000             5,500            23,733
    Fixed term - due in one year or less                                    -                 -            16,000
    Fixed term - due after one year                                    20,500            20,500             9,000
  Federal funds purchased                                               1,175             5,750                 -
    Total                                                             $71,983           $57,767           $66,443
Averages for the Year
  Securities sold under agreements to repurchase                      $22,063           $ 9,717           $10,806
  Federal Home Loan Bank advances:
    Overnight                                                           1,486               236             6,933
    Fixed term - due in one year or less                                    -                 -             3,455
    Fixed term - due after one year                                    17,116            18,504             6,833
  Federal funds purchased                                                 345               364               502
    Total                                                             $41,010           $28,821           $28,529
    Average interest rate during the year                               4.65%             5.07%             5.02%

     Securities sold under agreements to repurchase are short- term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of $13.5 million which First Mid Bank is using to fund agricultural loans. $10.0 million is a 10-year maturity with a one year call option by the Federal Home Loan Bank. The advance bears interest at a rate of 4.85%. $3.5 million is a 10-year maturity which is callable quarterly after one year. The advance bears interest at a rate of 5.00%.


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

     The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds in an effort to maintain a cumulative one- year gap to earning assets ratio of less than 30% of total earning assets.

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 1999 (in thousands):

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12           12+
Federal funds sold                $     710            $    -            $    -           $    -          $    -
Taxable investment securities        18,894             8,840             2,240             9,370          83,723
Nontaxable investment securities         -                583               200             2,309          26,130
Loans                                57,798            26,139            27,776            42,722         233,884
  Total                            $ 77,402          $ 35,562          $ 30,216          $ 54,401       $ 343,737
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts         145,950                -                 -                 -               -
Money market accounts                51,945                -                 -                 -               -
Other time deposits                  24,889            50,485            45,346            60,213          45,628
Other borrowings                     45,263             3,500             5,000                -               45
Long-term debt                        4,325                -                 -                 -               -
  Total                           $ 272,372          $ 53,985          $ 50,346         $ 60,213         $ 45,673
  Periodic GAP                    $(194,970)         $(18,423)         $(20,130)        $ (5,812)       $ 298,064
  Cumulative GAP                  $(194,970)        $(213,393)        $(233,523)       $(239,335)        $ 58,729
GAP as a % of interest earning assets:
  Periodic                           (36.0%)            (3.4%)            (3.7%)           (1.1%)           55.1%
  Cumulative                         (36.0%)           (39.4%)           (43.1%)          (44.2%)           10.8%

     At December 31, 1999, the Company was liability sensitive on a cumulative basis through the twelve- month time horizon. Accordingly, future increases in interest rates could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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

CAPITAL RESOURCES

     At December 31, 1999, stockholders' equity increased $1,038,000 or 2.1% to $51,518,000 from $50,480,000 as of December 31, 1998. During 1999, net income contributed $5,232,000 to equity before the payment of dividends to common and preferred stockholders of $1,372,000. The change in the market value of available-for-sale investment securities decreased stockholders' equity by $3,526,000, net of tax.


STOCK PLANS

DEFERRED COMPENSATION PLAN

     Effective September 30, 1998, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED" ("EITF 97- 14") for purposes of the First Mid- Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 1999, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $1,123,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $1,123,000 as an equity instrument (deferred compensation).

     The DCP was effective as of June, 1984, in which the purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:
     *    5,820 common shares during 1999
     *    4,677 common shares during 1998
     *    11,403 common shares during 1997

FIRST RETIREMENT AND SAVINGS PLAN

     The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:
     *    3,275 common shares during 1999
     *    21,579 common shares during 1998
     *    44,893 common shares during 1997

DIVIDEND REINVESTMENT PLAN

     The Dividend Reinvestment Plan ("DRIP") was effective as of October, 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common and preferred shareholders into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company. Of the $1,372,000 in common and preferred stock dividends paid during 1999, $748,000 or 54.5% was reinvested into shares of common stock of the Company through the DRIP.

     For the last three years, events that resulted in common shares being reinvested in the DRIP:
     * during 1999, 500 common shares were issued from stock options that were granted in December, 1998 and exercised in May, 1999
     * during 1999, 181,484 common shares were issued from converting 449 preferred shares
     * during 1999, 21,023 common shares were issued from common and preferred stock dividends
     * during 1998, 1,000 common shares were issued from stock options that were granted in October, 1997 and December, 1997 and exercised in August, 1998
     * during 1998, 2,425 common shares were issued from converting 6 preferred shares
     * during 1998, 20,837 common shares were issued from common and preferred stock dividends
     * during 1997, 32,781 common shares were issued from common and preferred stock dividends

STOCK INCENTIVE PLAN

     In December, 1997, the Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 100,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10- year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued. The following stock options have been awarded by the Company:
     *    granted 19,500 options at an option price of $23.51 in October, 1997
          *    500 were exercised in August, 1998
          *    1,000 were canceled in December, 1999
     *    granted 11,500 options at an option price of $33.73 in December, 1997
          *    500 were exercised in August, 1998
          *    1,500 were canceled in December, 1999
     *    granted 11,500 options at an option price of $35.00 in December, 1998
          *    500 were exercised in May, 1999
          *    2,000 were canceled in December, 1999
     *    granted 9,500 options at an option price of $34.50 in December, 1999

     The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 1999, 1998, and 1997.

STOCK REPURCHASE PROGRAM

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at market. During 1999, 9,696 shares (.4%) at a total price of $337,000 were repurchased by the Company and 13,539 shares (.7%) at a total price of $507,000 were purchased in 1998. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

     The Company and First Mid Bank have capital ratios above the regulatory capital requirements. These requirements call for a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a ratio of Tier 1 capital to total risk-weighted assets of 4% to 5% depending on their particular circumstances and risk profiles. At December 31, 1999, the Company's leverage ratio was 6.96%.

     A tabulation of the Company's and First Mid Bank's capital ratios as of December 31, 1999 follows:

                                               TIER ONE CAPITAL           TOTAL CAPITAL         TIER ONE CAPITAL
                                               TO RISK-WEIGHTED         TO RISK-WEIGHTED           TO AVERAGE
                                                    ASSETS                    ASSETS                 ASSETS
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                                     11.18%                   11.98%                   6.96%
First Mid-Illinois Bank & Trust, N.A.               11.59%                   12.40%                   7.19%

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.


LIQUIDITY

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At December 31, 1999, the excess collateral at the Federal Home Loan Bank will support approximately $79 million of additional advances.

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

FUTURE ACCOUNTING CHANGES

     Statement of Financial Accounting Standards No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," ("SFAS 133") was issued by the FASB in September 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. During September, 1999, the FASB issued the Statement of Financial Accounting Standards No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
- - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 -- AN AMENDMENT OF FASB STATEMENT NO. 133," ("SFAS 137") that delays SFAS 133 until fiscal years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the Company's financial statements.


THE YEAR 2000 ISSUE

     The Company placed a high priority on ensuring technological systems would function properly through the century date change of the year 2000. Testing and implementation activities of mission critical applications began in 1997 and have continued into the year 2000. The Company experienced no technological difficulties from internal systems, and all critical vendor and out-sourced applications functioned properly through the century date change. Additionally, the Company prepared for potential deposit runoff by increasing liquid assets; however, no significant deposit outflow due to the year 2000 was experienced. The Company is not aware of any customer or vendor problems occurring.

     Year 2000 expenditures amounted to approximately $125,000, all of which were expensed as incurred. This amount includes the cost of purchasing licenses for software programming tools but does not reflect the cost of time of internal staff which is significant.

     Because of the priority given to the year 2000 work by the Company, some other technology- related projects have been delayed. However, such delays are not expected to have a material effect on the ongoing business operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank. The Company does not currently use derivatives to manage market or interest rate risks. For a discussion of how management of the Company addresses and evaluates interest rate risk see also "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity."

     Based on the financial analysis performed as of December 31, 1999, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:

                                            Increase (Decrease) In
                                 Net Interest      Net Interest      Return On
DECEMBER 31, 1999                   Income            Margin          Equity
Prime rate is 8.50%                 (000)           1999=3.80%      1999=11.20%
Prime rate increase of:
  200 basis points to 10.50%     $ (1,377)            (6.05)%          (2.38)%
  100 basis points to 9.50%          (585)            (2.63)%          (1.00)%
Prime rate decrease of:
  200 basis points to 6.50%          (365)            (1.61)%           (.62)%
  100 basis points to 7.50%           111               .53%             .18%

     The following table shows the same analysis performed as of December 31, 1998.

                                             Increase (Decrease) In
                                  Net Interest     Net Interest      Return On
DECEMBER 31, 1998                    Income           Margin          Equity
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

     Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained two percent increase or decrease in market interest rates. The following tables present, in thousands, First Mid Bank's projected change in NPV for the various rate shock levels at December 31, 1999 and December 31, 1998. All market risk sensitive instruments presented in the tables are held-to-maturity or available- for-sale. First Mid Bank has no trading securities.

DECEMBER 31, 1999
                                     Estimated
     Changes In                      NPV As A
   Interest Rates     Estimated       % of PV        Amount          Percent
   (basis points)        NPV         of Assets      of Change       of Change
      +200 bp          $48,571          8.36%       $(4,407)         (8.38)%
         0 bp           52,546          8.78%
      -200 bp           56,980          9.26%         4,002            7.62%


DECEMBER 31, 1998
                                     Estimated
     Changes In                      NPV As A
   Interest Rates     Estimated       % of PV        Amount          Percent
   (basis points)        NPV         of Assets      of Change       of Change
      +200 bp          $47,822          8.66%       $(4,215)         (8.10)%
         0 bp           52,037          9.42%
      -200 bp           55,376         10.03%         3,339            6.42%


     As indicated above, at December 31, 1999, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's NPV would be expected to increase. At December 31, 1999, First Mid Bank's estimated changes in NPV were within the industry guidelines which normally allow a change in capital of +/-10% from the base case scenario.

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

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in First Mid Bank's portfolio change in future periods as market rates change. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and 1998
(In thousands, except share data)                                      1999                     1998
ASSETS
Cash and due from banks (note 4):
  Non-interest bearing                                                 $ 21,054                $ 14,669
  Interest bearing                                                           78                     103
Federal funds sold                                                          710                   7,000
  Cash and cash equivalents                                              21,842                  21,772
Investment securities (note 5):
  Available-for-sale, at fair value                                     150,157                 153,534
  Held-to-maturity, at amortized cost (estimated fair value of
  $2,077 and $3,389 at December 31, 1999 and 1998, respectively)          2,132                   3,322
Loans (note 6)                                                          388,319                 349,065
Less allowance for loan losses (note 7)                                   2,939                   2,715
  Net loans                                                             385,380                 346,350
Premises and equipment, net (note 8)                                     16,153                  13,226
Accrued interest receivable                                               5,933                   5,742
Intangible assets, net (notes 3 and 9)                                   13,340                   7,787
Other assets (note 17)                                                    6,166                   2,930
  TOTAL ASSETS                                                         $601,103                $554,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10):
  Non-interest bearing                                                 $ 60,555                $ 62,357
  Interest bearing                                                      424,456                 387,279
  Total deposits                                                        485,011                 449,636
Accrued interest payable                                                  2,296                   2,091
Federal funds purchased (note 11)                                         1,175                      -
Securities sold under agreements to repurchase (notes 5 and 11)          32,308                  26,018
Federal Home Loan Bank advances (note 11)                                21,500                  19,500
Long-term debt (note 12)                                                  4,325                   4,700
Other liabilities (note 17)                                               2,970                   2,238
  TOTAL LIABILITIES                                                     549,585                 504,183
Stockholders' Equity
Series A convertible preferred stock; no par value;
  authorized 1,000,000 shares in 1998; issued 614 shares
  in 1998 with stated value of $5,000 per share                              -                    3,070
Common stock, $4 par value; authorized 6,000,000 shares;
  issued 2,302,022 shares in 1999 and 2,023,227 shares in 1998            9,208                   8,093
Additional paid-in-capital                                               11,608                   8,562
Retained earnings                                                        34,835                  31,025
Deferred compensation                                                     1,123                     950
Accumulated other comprehensive income (loss)                            (3,265)                    261
Less treasury stock at cost, 25,235 shares
  in 1999 and 15,539 shares in 1998                                      (1,991)                 (1,481)
TOTAL STOCKHOLDERS' EQUITY                                               51,518                  50,480
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $601,103                $554,663
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 1999, 1998 and 1997
(In thousands, except per share data)
                                                                          1999                 1998                 1997
INTEREST INCOME:
Interest and fees on loans                                               $29,785              $29,072             $30,040
Interest on investment securities:
  Taxable                                                                  7,425                7,052               6,759
  Exempt from federal income tax                                           1,403                  843                 701
Interest on federal funds sold                                               485                  451                 230
Interest on deposits with other financial institutions                        70                   33                  75
  Total interest income                                                   39,168               37,451              37,805
INTEREST EXPENSE:
Interest on deposits (note 10)                                            16,229               16,786              17,147
Interest on securities sold under agreements
  to repurchase                                                              948                1,008                 488
Interest on Federal Home Loan Bank advances                                  942                  435               1,018
Interest on Federal funds purchased                                           18                   19                  26
Interest on long-term debt (note 12)                                         278                  378                 452
  Total interest expense                                                  18,415               18,626              19,131
  Net interest income                                                     20,753               18,825              18,674
Provision for loan losses (note 7)                                           600                  550                 700
  Net interest income after provision for loan losses                     20,153               18,275              17,974
OTHER INCOME:
Trust revenues                                                             1,912                1,746               1,663
Brokerage revenues                                                           456                  304                 464
Service charges                                                            2,317                1,919               1,804
Securities gains(losses), net (note 5)                                         8                  154                  (6)
Mortgage banking income                                                      624                1,121                 491
Other                                                                      1,386                1,096               1,005
  Total other income                                                       6,703                6,340               5,421
OTHER EXPENSE:
Salaries and employee benefits (note 15)                                   9,616                8,645               7,922
Net occupancy expense                                                      1,323                1,179               1,116
Equipment rentals, depreciation and maintenance                            2,114                1,768               1,666
Federal deposit insurance premiums                                           104                  107                  40
Amortization of intangible assets (note 9)                                 1,024                  764                 709
Stationary and supplies                                                      642                  657                 692
Legal and professional                                                     1,232                  920                 890
Marketing and promotion                                                      643                  500                 529
Other                                                                      2,689                2,579               2,475
  Total other expense                                                     19,387               17,119              16,039
Income before income taxes                                                 7,469                7,496               7,356
Income taxes (note 17)                                                     2,237                2,434               2,630
  Net income                                                            $  5,232             $  5,062            $  4,726
Per common share data:
Basic earnings per share                                                $   2.40             $   2.39            $   2.30
Diluted earnings per share                                                  2.29                 2.24                2.17
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 1999, 1998 and 1997
(In thousands, except share and per share data)
                                                                                                  ACCUMULATED
                                                               ADDITIONAL                            OTHER
                                            PREFERRED  COMMON   PAID-IN-  RETAINED    DEFERRED   COMPREHENSIVE  TREASURY
                                              STOCK     STOCK    CAPITAL  EARNINGS  COMPENSATION INCOME(LOSS)     STOCK     TOTAL
DECEMBER 31, 1996                             $ 3,100  $ 3,771    $ 5,463  $ 27,578     $      -      $     16  $    (24)  $ 39,904
Comprehensive income:
  Net income                                        -        -          -     4,726            -             -          -     4,726
  Net unrealized change in available-for-
    sale investment securities                      -        -          -         -            -           284          -       284
Total Comprehensive Income                                                                                                    5,010
Cash dividends on preferred
  stock ($462.50 per share)                         -        -          -     (286)            -             -          -     (286)
Cash dividends on common stock ($.46 per            -        -          -     (895)            -             -          -     (895)
share)
Issuance of 32,781 common shares pursuant
  to the Dividend Reinvestment Plan                 -       96        559         -            -             -          -       655
Issuance of 11,403 common shares pursuant
  to the Deferred Compensation Plan                 -       34        206         -            -             -          -       240
Issuance of 44,893 common shares pursuant
  to the First Retirement & Savings Plan            -      138        810         -            -             -          -       948
Stock split in the form of a 100%
  stock dividend (2-for-1)                          -    3,852          -   (3,852)            -             -          -         -
December 31, 1997                               3,100    7,891      7,038    27,271            -           300       (24)    45,576
Comprehensive income:
  Net income                                        -        -          -     5,062            -             -          -     5,062
  Net unrealized change in available-for-
    sale investment securities                      -        -          -         -            -          (39)          -      (39)
Total Comprehensive Income                                                                                                    5,023
Cash dividends on preferred
  stock ($462.50 per share)                         -        -          -     (285)            -             -          -     (285)
Cash dividends on common stock ($.51 per            -        -          -   (1,023)            -             -          -   (1,023)
share)
Issuance of 20,837 common shares pursuant
  to the Dividend Reinvestment Plan                 -       83        666         -            -             -          -       749
Issuance of 4,677 common shares pursuant
  to the Deferred Compensation Plan                 -       19        150         -            -             -          -       169
Issuance of 21,579 common shares pursuant
  to the First Retirement & Savings Plan            -       86        663         -            -             -          -       749
Conversion of 6 preferred shares into
  2,425 common shares                            (30)       10         20         -            -             -          -         -
Purchase of 13,539 treasury shares                  -        -          -         -            -             -      (507)     (507)
Deferred compensation                               -        -          -         -          950             -      (950)         -
Issuance of 1,000 common shares pursuant
  to the exercise of stock options                  -        4         25         -            -             -          -        29
December 31, 1998                             $ 3,070  $ 8,093    $ 8,562  $ 31,025    $     950     $     261  $ (1,481)  $ 50,480

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
For the years ended December 31, 1999, 1998 and 1997
(In thousands, except share and per share data)
                                                                                                  ACCUMULATED
                                                               ADDITIONAL                            OTHER
                                            PREFERRED  COMMON   PAID-IN-  RETAINED    DEFERRED   COMPREHENSIVE  TREASURY
                                              STOCK     STOCK    CAPITAL  EARNINGS  COMPENSATION INCOME(LOSS)     STOCK     TOTAL
December 31, 1998                             $ 3,070  $ 8,093    $ 8,562  $ 31,025     $    950       $   261  $ (1,481)  $ 50,480
Comprehensive income:
  Net income                                        -        -          -     5,232            -             -         -      5,232
  Net unrealized change in available-for-
    sale investment securities                      -        -          -         -            -        (3,526)        -    (3,526)
Total Comprehensive Income                                                                                                    1,706
Cash dividends on preferred
  stock ($462.50 per share)                         -        -          -     (232)            -             -          -     (232)
Cash dividends on common
  stock ($.55 per share)                            -        -          -   (1,190)            -             -          -   (1,190)
Issuance of 21,023 common shares pursuant
  to the Dividend Reinvestment Plan                 -       84        663         -            -             -          -       747
Issuance of 5,820 common shares pursuant
  to the Deferred Compensation Plan                 -       23        185         -            -             -          -       208
Issuance of 3,275 common shares pursuant
  to the First Retirement & Savings Plan            -       13        105         -            -             -          -       118
Conversion of 614 preferred shares into
  248,177 common shares                        (3,070)     993      2,077         -            -             -          -         -
Purchase of 9,696 treasury shares                   -        -          -         -            -             -      (337)     (337)
Deferred compensation                               -        -          -         -          173             -      (173)         -
Issuance of 500 common shares pursuant
  to the exercise of stock options                  -        2         16         -            -             -          -        18
December 31, 1999                              $    -  $ 9,208    $11,608   $34,835      $ 1,123      $(3,265)   $(1,991)   $51,518
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
    (In thousands)                                                             1999               1998               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 5,232            $ 5,062            $ 4,726
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                     600                550                700
  Depreciation, amortization and accretion, net                               2,474              2,072              1,864
  (Gain) loss on sale of securities, net                                         (8)              (154)                 6
  (Gain) loss on sale of other real property owned, net                         (70)               172                199
  Gain on sale of mortgage loans held for sale, net                            (552)              (906)              (390)
  Deferred income taxes                                                        (293)               (92)              (495)
  Increase in accrued interest receivable                                      (191)              (375)              (138)
  Increase (decrease) in accrued interest payable                               205               (138)               573
  Origination of mortgage loans held for sale                               (28,998)           (76,000)           (30,531)
  Proceeds from sale of mortgage loans held for sale                         36,944             70,164             29,605
  (Increase) decrease in other assets                                        (3,050)             1,626             (1,077)
  Increase (decrease) in other liabilities                                    2,687             (1,298)               461
Net cash provided by operating activities                                    14,980                683              5,503
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                                     (47)               (78)              (103)
Purchases of premises and equipment                                          (2,731)            (2,091)            (1,458)
Net (increase) decrease in loans                                            (37,055)            15,429             (8,978)
Proceeds from sales of:
  Securities available-for-sale                                                 721             10,485              9,983
Proceeds from maturities of:
  Securities available-for-sale                                              34,275             63,718             31,463
  Securities held-to-maturity                                                   447                728                723
Purchases of:
  Securities available-for-sale                                             (36,164)          (111,174)           (43,718)
  Securities held-to-maturity                                                  (332)              (799)              (170)
Purchase of financial organization, net of cash received                     46,441                 -              22,416
Net cash provided by (used in) investing activities                           5,555            (23,782)            10,158
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                         (28,938)            (7,962)            16,166
Increase in federal funds purchased                                           1,175                 -                  -
Increase(decrease) in repurchase agreements                                   6,290             15,238             (7,580)
Increase(decrease) in FHLB advances                                           3,000                 -             (37,426)
Repayment of long-term debt                                                  (1,375)            (2,500)            (1,000)
Proceeds from issuance of long-term debt                                         -              13,500             13,000
Proceeds from issuance of common stock                                          344                947              1,188
Purchase of treasury stock                                                     (337)              (507)                -
Dividends paid on preferred stock                                              (110)               (32)               (32)
Dividends paid on common stock                                                 (514)              (474)              (427)
Net cash provided by (used in) financing activities                         (20,465)            18,210            (16,111)
Increase (decrease) in cash and cash equivalents                                 70             (4,889)              (450)
Cash and cash equivalents at beginning of year                               21,772             26,661             27,111
Cash and cash equivalents at end of year                                    $21,842            $21,772            $26,661
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                                  $18,620            $18,488            $19,704
  Income taxes                                                                2,539              2,918              3,000
Loans transferred to real estate owned                                          442                506                578
Dividends reinvested in common shares                                           748                749                655
See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF ACCOUNTING AND CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of these policies.


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


INTANGIBLE ASSETS

     Intangible assets generally arise from business combinations which the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair market value of net assets acquired, with specific amounts assigned to core deposit relationships of acquired businesses. Intangible assets are amortized by the straight-line and accelerated methods over various periods of up to twenty years. Management reviews intangible assets for possible impairment when there is a significant event that detrimentally effects operations.

PREFERRED STOCK

     In connection with the Company's acquisition of Heartland Savings Bank ("Heartland") in 1992, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company pursuant to a private placement. 620 shares of the preferred stock were sold at a stated value of $5,000 per share with such shares bearing a dividend rate of 9.25%. The preferred stock could be converted at any time, at the option of the preferred stockholder, into common shares at the conversion ratio of 404.2 shares of common stock for each share of preferred. The Company also had the right, any time after July 1, 1998, and upon giving at least thirty days prior notice, to redeem all (but not less than all) of the preferred stock at a cash value of $5,000 per share plus any accrued but unpaid dividends. The Company also had the right at any time after July 1, 1998, and upon giving at least thirty days prior notice, to require the conversion of all (but not less than all) of the preferred stock into common stock at the conversion ratio. Effective November 15, 1999, the 614 remaining shares of preferred stock were converted, at the election of the Company, into 248,177 shares of common stock.


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


For the year ended December 31,             1999          1998           1997
Capitalized mortgage servicing rights     $47,000       $78,000       $103,000
Amortization expense                      $62,000       $75,000        $65,000

     The balance of mortgage servicing rights was $199,000 and $214,000 at December 31, 1999 and 1998, respectively.


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


STOCK SPLIT

     On May 22, 1997, the Company declared a two-for-one stock split in the form of a 100% stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 962,836 to 1,925,672 shares. All references in the consolidated financial statements and notes thereto as to the number of common shares, per common share amounts and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.


COMPREHENSIVE INCOME

     The Company's comprehensive income for the years ended December 31, 1999, 1998 and 1997 is as follows:

(in thousands)                                      1999       1998       1997
Net income                                        $5,232     $5,062     $4,726
Other comprehensive income:
  Unrealized gains(losses) during the period      (5,334)        95        424
  Reclassification adjustment for net
  (gains)losses realized in net income                (8       (154)         6
  Tax effect                                       1,816         20       (146)
Comprehensive income                              $1,706     $5,023     $5,010


NOTE 2 - EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board's Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128") in which income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options.

     The components of basic and diluted earnings per common share for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                      1999                 1998                 1997
BASIC EARNINGS PER SHARE:
Net  income                                             $5,232,000           $5,062,000          $4,726,000
Less preferred stock dividends                            (304,000)            (285,000)           (286,000)
Net  income available to common stockholders            $4,928,000           $4,777,000          $4,440,000
Weighted average common shares outstanding               2,055,905            1,999,767           1,928,727
Basic Earnings per Common Share                              $2.40                $2.39               $2.30
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders             $4,928,000           $4,777,000          $4,440,000
Assumed conversion of preferred stock                      304,000              285,000             286,000
Net income available to common stock-
  holders after assumed conversion                      $5,232,000           $5,062,000          $4,726,000
Weighted average common shares outstanding               2,055,905            1,999,767           1,928,727
Assumed conversion of stock options                          7,409                8,149                 447
Assumed conversion of preferred stock                      216,901              249,122             250,604
Diluted weighted average common
  shares outstanding                                     2,280,216            2,257,038           2,179,778
Diluted Earnings per Common Share                            $2.29                $2.24               $2.17


NOTE 3 - MERGERS AND ACQUISITIONs

     On May 7, 1999, the Company acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A. This cash acquisition added approximately $64 million to total deposits, $10 million to loans, $1.7 million to premises and equipment and $6.5 million to intangible assets. This acquisition was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branches were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since May 7, 1999.

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


NOTE 4 - CASH AND DUE FROM BANKS

     Aggregate cash and due from bank balances of $236,000 at December 31, 1999 and 1998, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


NOTE 5 - INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 1999 and 1998 were as follows (in thousands):

                                                                     GROSS              GROSS            ESTIMATED
                                                AMORTIZED         UNREALIZED         UNREALIZED            FAIR
1999                                              COST               GAINS             LOSSES              VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 92,180               $  -           $(3,748)           $ 88,432
Obligations of states and political
 subdivisions                                     28,149                 49            (1,108)             27,090
Mortgage-backed securities                        32,578                 58              (580)             32,056
Federal Home Loan Bank stock                       1,913                  -                 -               1,913
Other securities                                     666                  -                 -                 666
 Total available-for-sale                       $155,486              $ 107           $(5,436)           $150,157
Held-to-maturity:
Obligations of states and political
 subdivisions                                    $ 2,132              $   8           $   (63)            $ 2,077
1998
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 91,069             $ 333             $ (413)           $ 90,989
Obligations of states and political
 subdivisions                                     24,352               481                (48)             24,785
Mortgage-backed securities                        35,209               142               (100)             35,251
Federal Home Loan Bank stock                       1,843                 -                  -               1,843
Other securities                                     666                 -                  -                 666
  Total available-for-sale                      $153,139             $ 956             $ (561)           $153,534
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $  3,322             $  67                  -            $  3,389

     Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 1999, 1998 and 1997 (in thousands):

                             1999               1998               1997
Proceeds from sales        $  721           $ 10,485            $ 9,983
Gross gains                     8                157                 20
Gross losses                    -                  3                 26

     Maturities of investment securities were as follows at December 31, 1999 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      AMORTIZED                ESTIMATED
                                        COST                  FAIR VALUE
Available-for-sale:
 Due in one year or less             $  4,292                 $  4,305
 Due after one-five years              61,342                   59,361
 Due after five-ten years              37,672                   36,288
 Due after ten years                   19,602                   18,147
                                      122,908                  118,101
 Mortgage-backed securities            32,578                   32,056
Total available-for-sale             $155,486                 $150,157
Held-to-maturity:
 Due in one year or less             $    375                 $    377
 Due after one-five years                 946                      950
 Due after five-ten years                 145                      145
 Due after ten-years                      666                      605
Total held-to-maturity                $ 2,132                  $ 2,077
Total investment securities          $157,618                 $152,234

     Investment securities carried at approximately $124,368,000 and $93,947,000 at December 31, 1999 and 1998 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


NOTE 6 - LOANS

      A summary of loans at December 31, 1999 and 1998 follows (in thousands):

                                                  1999                 1998
Commercial, financial and agricultural         $ 89,194             $ 78,617
Real estate-mortgage                            273,293              244,501
Installment                                      24,659               25,573
Other                                             1,349                  791
  Total gross loans                             388,495              349,482
Less unearned discount                              176                  417
  Net loans                                    $388,319             $349,065

     The real estate mortgage loan balance in the above table includes loans held for sale of $1,349,000 and $8,743,000 at December 31, 1999 and 1998,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $11,310,000 at December 31, 1999 and $12,959,000 at December 31, 1998.

      Activity during 1999 was as follows (in thousands):

Balance at December 31, 1998              $12,959
New loans                                   1,922
Loan repayments                            (3,571)
Balance at December 31, 1999              $11,310

The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 1999 and 1998(in thousands):

                                                          1999           1998
Nonaccrual loans                                        $1,430         $1,783
Loans past due ninety days or more and still accruing      366            609
Renegotiated loans which are performing
 in accordance with revised terms                           81             90

     Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $131,000, $189,000 and $162,000 in 1999, 1998 and 1997, respectively. The amount of interest income which was recorded amounted to $7,000 in 1999, $7,000 in 1998 and $32,000 in 1997.

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

At December 31,                                    1999        1998
Impaired loans for which an allowance has
  been provided                                   $  -       $1,043
Impaired loans for which no allowance has
  been provided                                   1,427         830
Total loans determined to be impaired            $1,427      $1,873
Allowance on impaired loans                       $  -       $  250

For the year ended December 31,                   1999         1998        1997
Average recorded investment in impaired loans   $1,692       $2,002      $1,131
Cash basis interest income recognized from
  impaired loans                                     7            7          32

     First Mid Bank enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. First Mid Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Mid Bank upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 1999 and 1998, respectively, the Company had $64,419,000 and $53,349,000 of outstanding commitments to extend credit and $1,046,000 and $750,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

     Most of the Company's business activities are with customers located within east central Illinois. At December 31, 1999 and 1998, the Company's loan portfolio included approximately $59,532,000 and $50,888,000, respectively, of loans to borrowers directly related to the agricultural industry.

     Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 1999, 1998 and 1997 was approximately $51,905,000, $55,452,000 and $62,784,000, respectively.


NOTE 7 - ALLOWANCE FOR LOAN LOSSES

      Changes in the allowance for loan losses were as follows during the three year period ended December 31,1999 (in thousands):

                                    1999           1998           1997
Balance, beginning of year        $2,715         $2,636         $2,684
Provision for loan losses            600            550            700
Acquired branches                    150              -              -
Recoveries                           100             84             54
Charge offs                         (626)          (555)          (802)
Balance, end of year              $2,939         $2,715         $2,636


NOTE 8 - PREMISES AND EQUIPMENT, NET

     Premises and equipment at December 31, 1999 and 1998 consisted of (in thousands):
                                                  1999                1998
Land                                           $ 2,993             $ 2,781
Buildings and improvements                      12,574              10,317
Furniture and equipment                          8,168               6,911
Leasehold improvements                             356                 353
Construction in progress                            54                 362
 Subtotal                                       24,145              20,724
Accumulated depreciation and amortization        7,992               7,498
  Total                                        $16,153             $13,226

     Depreciation expense was $1,562,000, $1,221,000 and $1,168,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 9 - INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31, 1999 and 1998 consisted of (in thousands):

                                             1999                   1998
Excess of cost over fair market
 value of acquired businesses              $11,369               $ 6,348
Core deposit premiums                        1,971                 1,439
Total                                      $13,340               $ 7,787

     Amortization expense was $1,024,000, $764,000 and $709,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 10 - DEPOSITS

      As of December 31, 1999 and 1998, deposits consisted of (in thousands):

                                   1999                   1998
Demand deposits:
  Non-interest bearing          $ 60,555               $ 62,357
  Interest bearing               105,076                 88,191
Savings                           40,294                 36,532
Money market                      51,945                 38,383
Time deposits                    227,141                224,173
  Total deposits                $485,011               $449,636

     Total interest expense on deposits for the years ended December 31, 1999, 1998 and 1997 was as follows (in thousands):

                                  1999               1998              1997
Interest-bearing demand         $ 2,230            $ 2,189           $ 2,210
Savings                             944                856               999
Money market                      1,579              1,486             1,474
Time deposits                    11,476             12,255            12,464
Total                           $16,229            $16,786           $17,147

     As of December 31, 1999, 1998 and 1997, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                         1999            1998           1997
Outstanding                            $43,921         $43,398        $50,733
Interest expense for the year            2,079           2,397          2,676

     The following table shows the amount of maturities for all time deposits as of December 31, 1999 (in thousands):

less than 1 year            $185,006
1 year to 2 years             26,984
2 years to 3 years             7,509
3 years to 4 years             4,068
over 4 years                   3,574
total                       $227,141


NOTE 11 - OTHER BORROWINGS

     As of December 31, 1999 and 1998 other borrowings consisted of (in thousands):
                                                      1999            1998
Securities sold under agreements to repurchase      $32,308         $26,018
Federal funds purchased                               1,175              -
Federal Home Loan Bank advances:
 Overnight advances                                   3,000              -
 Fixed term advances                                 18,500          19,500
Total                                               $54,983         $45,518

     The Federal Home Loan Bank Advances consist of the following:
     * $10 million advance at 4.85% with a 10-year maturity, due January 8, 2008, one year call option (called on January 10, 2000)
     * $3.5 million advance at 5.00% with a 10-year maturity, due May 29, 2008, callable quarterly after May, 1999
     * $5 million advance at 5.20% with a 10-year maturity, due October 7, 2009, callable quarterly after April, 2000
     *    $3 million overnight advance at 4.74%

                                                    1999        1998      1997
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end             $32,308     $26,018   $17,710
 Average amount outstanding for the year           22,063       9,717    10,806

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


NOTE 12 - LONG-TERM DEBT

     The Company had a long-term debt balance of $4,700,000 as of December 31, 1998. This loan had a floating interest rate of 1.25% over the Federal funds rate with interest due quarterly and an effective interest rate of 6.13%. Quarterly principal payments were due in various amounts.

     During 1999, the Company entered into a revolving credit agreement that includes the prior long-term debt balance and has a total commitment amount as shown in the table below. The balance of this debt at December 31, 1999, was $4,325,000 with an effective interest rate of 6.58%. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock.

Commitment                Period
$6,000,000           1/1/00 - 12/31/00
$5,000,000           1/1/01 - 12/31/01
$4,000,000           1/1/02 - 12/31/02
$3,000,000           1/1/03 - 12/31/03

     The outstanding balance matures December 31, 2003. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 1999 and 1998.


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

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999 and 1998, that all capital adequacy requirements have been met.

     As of December 31, 1999 and 1998, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 1999, there are no conditions or events since that notification that management believes have changed these categories.

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                          ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1999
Total Capital
  (to risk-weighted assets)
  Company                        $ 44,381        11.98%       $ 29,648       > 8.00%      $ 37,060      > 10.00%
  First Mid Bank                   45,409        12.40          29,305       > 8.00         36,631      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                          41,442        11.18          14,824       > 4.00         22,236      >  6.00
  First Mid Bank                   42,470        11.59          14,652       > 4.00         21,979      >  6.00
Tier 1 Capital
  (to average assets)
  Company                          41,442         6.96          24,347       > 4.00         30,434      >  5.00
  First Mid Bank                   42,470         7.19          23,630       > 4.00         29,538      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                          ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1998
Total Capital
  (to risk-weighted assets)
  Company                       $ 45,218        13.89%       $ 26,036       > 8.00%      $ 32,545      > 10.00%
  First Mid Bank                  46,704        14.46          25,831       > 8.00         32,289      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                         42,503        13.06          13,018       > 4.00         19,527      >  6.00
  First Mid Bank                  43,989        13.62          12,916       > 4.00         19,373      >  6.00
Tier 1 Capital
  (to average assets)
  Company                         42,503         7.90          21,528       > 4.00         26,910      >  5.00
  First Mid Bank                  43,989         8.20          21,448       > 4.00         26,810      >  5.00



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

     Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 1999 and 1998 were as follows (in thousands):

     Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                                       1999                               1998
                                              FAIR            CARRYING            FAIR            CARRYING
                                              VALUE            AMOUNT             VALUE            AMOUNT
Cash and cash equivalents                   $ 21,842          $ 21,842          $ 21,772         $ 21,772
Investments available-for-sale               150,157           150,157           153,534          153,534
Investments held-to-maturity                   2,132             2,077             3,389            3,322

     Financial   instrument   liabilities  with  stated   maturities  and  other
borrowings   have  been  valued  at  present   value,   using  a  discount  rate
approximating current market rates for similar assets and liabilities.

                                                       1999                                 1998
                                                FAIR             CARRYING            FAIR            CARRYING
                                                VALUE             AMOUNT             VALUE            AMOUNT
Deposits with stated maturities               $226,559           $226,559          $224,951         $223,616
Securities sold under agreements
  to repurchase                                 32,243             32,308            25,973           26,018
Federal Home Loan Bank advances                 21,437             21,500            19,040           19,500

     Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                                         1999                                1998
                                                FAIR             CARRYING            FAIR            CARRYING
                                                VALUE             AMOUNT             VALUE            AMOUNT
Deposits with no stated maturity               $258,037           $258,037          $226,387         $226,387
Federal funds purchased                           1,175              1,175                -                -
Floating rate long-term debt                      4,325              4,325             4,700            4,700

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

                                            1999                             1998
                                   FAIR            CARRYING            FAIR          CARRYING
                                   VALUE            AMOUNT             VALUE          AMOUNT
Net loan portfolio                $380,203          $385,380         $348,460        $346,350

     The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.


NOTE 15 - RETIREMENT PLAN

     The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $405,000, $369,000 and $352,000 in 1999, 1998 and 1997, respectively.


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

     A summary of the status of stock options under the SI plan at December 31, 1999, 1998 and 1997 and changes during the years then ended are presented in the following table:
                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                               SHARES                 PRICE
Outstanding at December 31, 1996                  -                  $   -
  Granted                                      31,000                 27.30
Outstanding at December 31, 1997               31,000               $ 27.30
  Granted                                      11,500                 35.00
  Exercised                                    (1,000)                28.62
Outstanding at December 31, 1998               41,500               $ 29.40
  Granted                                       9,500                 34.50
  Canceled                                     (4,500)                32.02
  Exercised                                      (500)                35.00
Outstanding at December 31, 1999               46,000               $ 30.14

     The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" in the following table:
                                      For the years ended December 31,
(in thousands)                     1999              1998              1997
Net income:
  As reported                    $5,232            $5,062            $4,726
  Pro forma                       5,228             5,030             4,713
Basic Earnings Per Share:
  As reported                    $ 2.40            $ 2.39            $ 2.30
  Pro forma                      $ 2.39            $ 2.37            $ 2.30
Diluted Earnings Per Share:
  As reported                    $ 2.29            $ 2.24            $ 2.17
  Pro forma                      $ 2.29            $ 2.23            $ 2.16

     The fair value of options granted is estimated on the grant date using the Black-Scholes option- pricing model. The following assumptions were used in estimating the fair value for options granted in 1999, 1998 and 1997.

                                      1999               1998             1997
Dividend yield                         1.6%               1.3%             1.9%
Risk free interest rate               6.93%              5.25%            5.22%
Weighted average expected life      9.3 yrs            6.5 yrs          5.9 yrs
Expected volatility                     13%                20%              35%

     The weighted average per share fair values of options granted in 1999, 1998 and 1997 was $13.47, $9.22 and $2.67, respectively.


NOTE 17 - INCOME TAXES

     The components of Federal and State income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                           1999              1998              1997
Current
  Federal                $2,386            $2,369            $2,845
  State                     144               157               280
  Total Current           2,530             2,926             3,125
Deferred
  Federal                  (267)             (81)              (434)
  State                     (26)             (11)               (61)
  Total Deferred           (293)             (92)              (495)
Total                    $2,237            $2,434            $2,630

     Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):
                                               1999          1998         1997
Expected income taxes                        $2,539        $2,549       $2,501
Effects of:
 Tax-exempt income                             (562)         (348)        (263)
 Nondeductible interest expense                  70            38           31
 Goodwill amortization                          120           120          120
 State deduction, net of federal taxes           78            96          137
 Other items, net                                (8)          (21)         104
Total                                        $2,237        $2,434       $2,630

     The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                     1999             1998
Deferred tax assets:
 Allowance for loan losses                        $ 1,088          $   848
 Available-for-sale investment securities           2,065                -
 Capital loss                                           -               43
 Deferred compensation                                361              399
 Other, net                                           177              151
Total gross deferred tax assets                   $ 3,691          $ 1,441
Deferred tax liabilities:
 Depreciation                                     $   558          $   589
 Available-for-sale investment securities               -              134
 Purchase accounting                                   13               57
 Other, net                                           100              134
Total gross deferred tax liabilities              $   671          $   914
Net deferred tax assets                           $ 3,020          $   527

     Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 1999 and 1998 as management believes it is more likely than not that the deferred tax assets will be fully realized.


NOTE 18 - DIVIDEND RESTRICTIONS

     Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 1999, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $7.8 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


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


NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
BALANCE SHEETS:
December 31,                                          1999               1998
Assets
  Cash                                             $   823            $ 1,121
  Premises and equipment, net                            8                 42
  Investment in subsidiaries                        53,222             52,693
  Other Assets                                       2,563              2,000
Total Assets                                       $56,616            $55,856
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                                $   684            $   633
  Long-term debt                                     4,325              4,700
  Other liabilities                                     89                 43
Total Liabilities                                    5,098              5,376
  Stockholders' equity                              51,518             50,480
Total Liabilities and Stockholders' equity         $56,616            $55,856

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF INCOME:
YEARS ENDED DECEMBER 31,                                   1999           1998           1997
Income:
  Dividends from subsidiaries                             $1,875         $1,875         $  756
  Other income                                               155            111            120
                                                           2,030          1,986            876
Operating expenses                                         1,323          1,203          1,203
Income (loss) before income taxes and equity
  in undistributed earnings of subsidiaries                  707            783           (327)
Income tax benefit                                           471            454            385
Income before equity in undistributed
  earnings of subsidiaries                                 1,178          1,237             58
Equity in undistributed earnings of subsidiaries           4,054          3,825          4,668
Net income                                                $5,232         $5,062         $4,726


FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS:
YEARS ENDED DECEMBER 31,                                   1999            1998          1997
Cash flows from operating activities:
 Net income                                               $5,232         $5,062        $4,726
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation, amortization, accretion, net                4              7             7
     Equity in undistributed earnings of
        subsidiaries                                      (4,054)        (3,825)       (4,668)
     (Increase) decrease in other assets                    (533)           910          (445)
     Increase (decrease) in other liabilities                 45           (522)          (67)
Net cash provided by (used in) operating
  activities                                                 694          1,632          (447)
Net cash used in investing activities:
 Purchases of equipment                                        -              -           (13)
Net cash used in investing activities                          -              -           (13)
Cash flows from financing activities:
 Repayment of long-term debt                                (375)        (1,500)       (1,000)
 Proceeds from issuance of long-term debt                      -              -         1,000
 Proceeds from issuance of common stock                      344            947         1,188
 Purchase of treasury stock                                 (337)          (507)            -
 Dividends paid on preferred stock                          (110)           (32)          (32)
 Dividends paid on common stock                             (514)          (474)         (427)
Net cash provided by (used in) financing
  activities                                                (992)        (1,566)          729
Increase (decrease) in cash                                 (298)            66           269
Cash at beginning of year                                  1,121          1,055           786
Cash at end of year                                        $ 823         $1,121        $1,055


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


William S. Rowland
Chairman and Chief Executive Officer


Laurel G. Allenbaugh
Vice President and Principal Accounting Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

     We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG LLP
Chicago, Illinois
January 28, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Proposal 1 - Election of Directors."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item
- Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to the Company's 2000 Proxy Statement under the caption "Transactions with Management."

                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

     *    Consolidated Balance Sheets -- December 31, 1999 and 1998
     * Consolidated Statements of Income -- For the Years Ended December 31, 1999, 1998 and 1997
     * Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 1999, 1998 and 1997
     * Consolidated Statements of Cash Flows -- For the Years Ended December 31, 1999, 1998 and 1997

(a)(3) -- Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. FIRST MID-ILLINOIS BANCSHARES, INC. (Company)

Dated:    MARCH 21, 2000              By:  /S/ WILLIAM S. ROWLAND
                                               William S. Rowland
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21{st} day of March, 2000, by the following persons on behalf of the Company and in the capacities listed.

SIGNATURE AND TITLE


/S/ WILLIAM S. ROWLAND
William S. Rowland, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director


/S/ LAUREL G. ALLENBAUGH
Laurel G. Allenbaugh, Vice President (Principal Financial and Accounting
Officer)


/S/ CHARLES A. ADAMS
Charles A. Adams, Director


/S/ KENNETH R. DIEPHOLZ
Kenneth R. Diepholz, Director



Steven L. Grissom, Director



Richard A. Lumpkin, Director


/S/ DANIEL E. MARVIN, JR.
Daniel E. Marvin, Jr., Director


/S/ GARY W. MELVIN
Gary W. Melvin, Director


/S/ RAY A. SPARKS
Ray A. Sparks, Director

           EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT

EXHIBIT
NUMBER     DESCRIPTION AND FILING OR INCORPORATION REFERENCE
  3.1 RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC. Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13688)
  3.2      RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
           Incorporated by reference to Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No 0-13368)
  4.1 RIGHTS AGREEMENT, DATED AS OF SEPTEMBER 21, 1999, BETWEEN FIRST MID-ILLINOIS BANCSHARES, INC. AND HARRIS TRUST AND SAVINGS BANK, AS RIGHTS AGENT
           Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Registration Statement on Form 8-A filed with the SEC on September 22, 1999
 10.1 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND WILLIAM S. ROWLAND (Filed herewith)
 10.2      EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND JOHN W. HEDGES
           (Filed herewith)
 10.3      DEFERRED COMPENSATION PLAN
           Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)
 10.4      1997 STOCK INCENTIVE PLAN
           Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)
 11.1      STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
           (Filed herewith)
 21.1      SUBSIDIARIES OF THE COMPANY
           (Filed herewith)
 23.1      CONSENT OF KPMG LLP
           (Filed herewith)
 27.1      FINANCIAL DATA SCHEDULE
           (Filed herewith)

                                                                   EXHIBIT 10.1
                       EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made and entered into this 1{st} day of June, 1999, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and William S. Rowland ("Executive"). In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                  ARTICLE ONE
                         TERM AND NATURE OF AGREEMENT

1.01 TERM OF AGREEMENT. The term of this Agreement shall commence as of June 1, 1999 and shall continue for three years, until May 31, 2002. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

1.02 EMPLOYMENT AS PRESIDENT AND CEO. The Company agrees to employ Executive as President and Chief Executive Officer commencing June 1, 1999 and Executive accepts such employment by the Company on the terms and conditions herein set forth. The duties of Executive shall be determined by the Company's Board of Directors and Executive shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Board in the performance of such duties. During the term of his employment, Executive agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Executive shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries; (b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breach of Section Six of the Agreement.

1.03 SERVICE AS CHAIRMAN. The Company shall use its best efforts to continue Executive's position as Chairman of the Board of Directors of the Company during the term of his employment to which position he was elected as of June 1, 1999.

                                  ARTICLE TWO
                           COMPENSATION AND BENEFITS

     While Executive is employed with the Company during the term of this Agreement, the Company shall provide Executive with the following compensation and benefits:

2.01 BASE SALARY. The Company shall pay Executive an annual base salary of $150,000 per fiscal year, payable in accordance with the Company's customary payroll practices for executive employees. The Board may review and adjust Executive's base salary from year to year; provided, however, that during the term of Executive's employment, the Company shall not decrease Executive's base salary.

2.02 INCENTIVE COMPENSATION PLAN. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Incentive Compensation Plan in accordance with the terms and conditions of such Plan. Pursuant to the Plan, Executive shall have an opportunity to receive incentive compensation of up to a maximum of 35% of Executive's annual base salary. The incentive compensation payable for a particular fiscal year will be based upon the attainment of the performance goals in effect under the Plan for such year and will be paid in accordance with the terms of the Plan and at the sole discretion of the Board.

2.03 DEFERRED COMPENSATION PLAN. Executive shall be eligible to participate in the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan in accordance with the terms and conditions of such Plan.

2.04 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Supplemental Executive Retirement Plan. Upon presentation of sufficient evidence of insurability, Executive's Participation Agreement under such Plan shall be amended to provide for an (a) increase in the maximum retirement benefit payable under the Plan upon Executive's retirement at age 63 from $25,000 per year to $50,000 per year; and (b) unreduced benefits commencing at age
     63. All other provisions of the Plan shall remain unchanged.

2.05 STOCK OPTION PLAN. Executive shall continue to participate in the First Mid- Illinois Bancshares, Inc. 1997 Stock Incentive Plan. The Company shall grant Executive an incentive stock option under the Plan to purchase 2,000 shares of common stock of the Company. Such option shall be granted as of the first day of the term of this Agreement and shall be in addition to any other options that would otherwise be granted by the Company to Executive under such Plan.

2.06 VACATION. Executive shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement.

2.07 FRINGE BENEFITS. The Company shall provide the following additional fringe benefits to Executive:

(a)  Use of a Company-owned or leased vehicle for professional and personal use.

(b) An amount equal to the annual dues for a Class "H" membership at the Mattoon Golf and Country Club.

(c) Use of a cellular phone for work-related calls and calls associated with Internet connection for Executive's home.

2.08 OTHER BENEFITS. Executive shall be eligible (to the extent he qualifies) to participate in any other retirement, health, accident and disability insurance, or similar employee benefit plans as may be maintained from time to time by the Company for its other executives or employees subject to and on a consistent basis with the terms, conditions and overall administration of such plans.

2.09 BUSINESS EXPENSES. Executive shall be entitled to reimbursement by the Company for all reasonable expenses actually and necessarily incurred by him on its behalf in the course of his employment hereunder and in accordance with expense reimbursement plans and policies of the Company from time to time in effect for executive employees.

2.10 WITHHOLDING. All salary, incentive compensation and other benefits provided to Executive pursuant to this Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable employee benefit plans, policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise or by agreement with, or consent of, Executive.

                                 ARTICLE THREE
                              DEATH OF EXECUTIVE

     This Agreement  shall  terminate  prior to the end of the term described in
Section 1.01 upon Executive's termination of employment with the Company due to his death. Upon Executive's termination due to death, the Company shall pay Executive's estate the amount of Executive's base salary and his accrued but unused vacation time earned through the date of such death and any incentive compensation earned for the preceding fiscal year that is not yet paid as of the date of such death.

                                 ARTICLE FOUR
                           TERMINATION OF EMPLOYMENT

     Executive's employment with the Company may be terminated by Executive or by the Company at any time for any reason. Upon Executive's termination of employment prior to the end of the term of the Agreement, the Company shall pay Executive as follows:

4.01 TERMINATION BY THE COMPANY FOR OTHER THAN CAUSE. If the Company terminates Executive's employment for any reason other than Cause, the Company shall pay Executive the following:

(a) An amount equal to Executive's monthly base salary in effect at the time of such termination of employment for a period of twelve (12) months thereafter. Such amount shall be paid to Executive periodically in accordance with the Company's customary payroll practices for executive employees.

(b) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

(c) Continued coverage for Executive and/or Executive's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Executive's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the twelve month period beginning on the date of such termination, the Executive shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, the Executive shall be charged for such coverage in accordance with the provisions of COBRA. For purposes of this Agreement, "Cause" shall mean Executive's (i) conviction in a court of law of (or entering a plea of guilty or no contest to) any crime or offense involving fraud, dishonesty or breach of trust or involving a felony; (ii) performance of any act which, if known to the customers, clients, stockholders or regulators of the Company, would materially and adversely impact the business of the Company; (iii) act or omission that causes a regulatory body with jurisdiction over the Company to demand, request, or recommend that Executive be suspended or removed from any position in which Executive serves with the Company; (iv) substantial nonperformance of any of his obligations under this Agreement; (v) misappropriation of or intentional material damage to the property or business of the Company or any affiliate; or (vi) breach of Article Five or Six of this Agreement.

4.02 TERMINATION FOLLOWING A CHANGE IN CONTROL. Notwithstanding Section 4.01, if, following a Change in Control, Executive's employment is terminated by the Company (or any successor thereto) for any reason other than Cause, or if Executive terminates his employment because of a decrease in his then current base salary or a substantial diminution in his position and responsibilities, the Company (or any successor thereto) shall pay Executive the following:

(a) Two times Executive's annual base salary in effect at the time of such termination. Such amount shall be paid, at Executive's election, in either a lump sum payment as soon as practicable following the date of such termination or periodically in accordance with the Company's or successor's customary payroll practices for executive employees.

(b) An amount equal to the incentive compensation earned by or paid to Executive for the fiscal year immediately preceding the year in which Executive's termination of employment occurs. Such amount shall be paid to Executive in a lump sum as soon as practicable after the date of his termination.

(c) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

(d) Continued coverage for Executive and/or Executive's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Executive's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the twelve month period beginning on the date of such termination, the Executive shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, the Executive shall be charged for such coverage in accordance with the provisions of COBRA. For purposes of this Agreement, "Change in Control" shall have the meaning as set forth in the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

4.03 OTHER TERMINATION OF EMPLOYMENT. If the Company terminates Executive's employment for Cause, or if Executive terminates his employment for any reason other than as described in Section 4.02 above, the Company shall pay Executive the base salary and accrued but unused paid vacation time earned through the date of such termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

                                 ARTICLE FIVE
                           CONFIDENTIAL INFORMATION

5.01 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION. During his employment with Company, and after his termination of such employment with the Company, Executive shall not, in any form or manner, directly or indirectly, use, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, any Confidential Information, except as required in the performance of Executive's duties hereunder, as required by law or as necessary in conjunction with legal proceedings.

5.02 DEFINITION OF CONFIDENTIAL INFORMATION. For the purposes of this Agreement, the term "Confidential Information" shall mean any and all information either developed by Executive during his employment with the Company and used by the Company or its affiliates or developed by or for the Company or its affiliates of which Executive gained knowledge by reason of his employment with the Company that is not readily available in or known to the general public or the industry in which the Company or any affiliate is or becomes engaged. Such Confidential Information shall include, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers, lists of employees and any information regarding the Company's or any affiliate's products, marketing or database. The Company and Executive acknowledge and agree that such Confidential Information is extremely valuable to the Company and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Executive or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Executive shall continue to be bound by the terms of this Agreement as to all other Confidential Information.

5.03 DELIVERY UPON TERMINATION. Upon termination of Executive's employment with the Company for any reason, Executive shall promptly deliver to the Company all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Company's or any affiliate's customers, database, business plan, marketing strategies, processes or other materials which contain Confidential Information, together with all other property of the Company or any affiliate in Executive's possession, custody or control.

                                  ARTICLE SIX
                  NON-COMPETE AND NON-SOLICITATION COVENANTS

6.01 COVENANT NOT TO COMPETE. During the term of this Agreement and for a period of two years following the later of (i) the termination of Executive's employment for any reason or (ii) the last day of the term of the Agreement, Executive shall not, on behalf of himself or on behalf of another person, corporation, partnership, trust or other entity, within the counties of Coles, Moultrie, Douglas, Cumberland, Effingham, Champaign, Christian or Piatt, Illinois, or any other county in which the Company or any affiliate conducts business:

(a) Directly or indirectly own, manage, operate, control, participate in the ownership, management, operation or control of, be connected with or have any financial interest in, or serve as an officer, employee, advisor, consultant, agent or otherwise to any person, firm, partnership, corporation, trust or other entity which owns or operates a business similar to that of the Company or its affiliates.

(b) Solicit for sale, represent, and/or sell Competing Products to any person or entity who or which was the Company's customer or client during the last two years of Executive's employment. "Competing Products," for purposes of this Agreement, means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by the Company or any affiliate or which were in development by the Company or any affiliate within the last two years of Executive's employment.

6.02 COVENANT NOT TO SOLICIT.  For a period of two years  following the later of
     (i) the termination of Executive's employment for any reason or (ii) the last day of the term of this Agreement, Executive shall not:

(a) Attempt in any manner to solicit from any client or customer business of the type performed by the Company or any affiliate or persuade any client or customer of the Company or any affiliate to cease to do such business or to reduce the amount of such business which any such client or customer has customarily done or contemplates doing with the Company or any affiliate, whether or not the relationship between the Company or affiliate and such client or customer was originally established in whole or in part through Executive's efforts.

(b) Render any services of the type rendered by the Company or any affiliate for any client or customer of the Company.

(c) Solicit or encourage, or assist any other person to solicit or encourage, any employees, agents or representatives of the Company or an affiliate to terminate or alter their relationship with the Company or any affiliate.

(d) Do or cause to be done, directly or indirectly, any acts which may impair the relationship between the Company or any affiliate with their respective clients, customers or employees.

                                 ARTICLE SEVEN
                                   REMEDIES

     Executive acknowledges that compliance with the provisions of Articles Five and Six herein is necessary to protect the business, goodwill and proprietary information of the Company and that a breach of these covenants will irreparably and continually damage the Company for which money damages may not be inadequate. Consequently, Executive agrees that, in the event that he breaches or threatens to breach any of these provisions, the Company shall be entitled to both (a) a temporary, preliminary or permanent injunction in order to prevent the continuation of such harm; and (b) money damages insofar as they can be determined. In addition, the Company will cease payment of all compensation and benefits under Articles Three and Four hereof. In the event that any of the provisions, covenants, warranties or agreements in this Agreement are held to be in any respect an unreasonable restriction upon the Executive or are otherwise invalid, for whatsoever cause, then the court so holding shall reduce, and is so authorized to reduce, the territory to which it pertains and/or the period of time in which it operates, or the scope of activity to which it pertains or effect any other change to the extent necessary to render any of the restrictions of this Agreement enforceable.

                                 ARTICLE EIGHT
                                 MISCELLANEOUS

8.01 SUCCESSORS AND ASSIGNABILITY.

(a) No rights or obligations of the Company under this Agreement may be assigned or transferred except that the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

(b) No rights or obligations of Executive under this Agreement may be assigned or transferred by Executive other than his rights to payments or benefits hereunder which may be transferred only by will or the laws of descent and distribution.

8.02 ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Executive's employment by the Company shall be of no further force or effect from and after the date hereof.

8.03 SEVERABILITY. If any phrase, clause or provision of this Agreement is deemed invalid or unenforceable, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect. If any restriction or limitation in this Agreement is deemed to be unreasonable, onerous or unduly restrictive, it shall not be stricken in its entirety and held totally void and unenforceable, but shall be deemed rewritten and shall remain effective to the maximum extent permissible within reasonable bounds.

8.04 CONTROLLING LAW AND JURISDICTION. This Agreement shall be governed by and interpreted and construed according to the laws of the State of Illinois. The parties hereby consent to the jurisdiction of the state and federal courts in the State of Illinois in the event that any disputes arise under this Agreement.

8.05 NOTICES. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given
     (a) on the date of service if served personally on the party to whom notice is to be given; (b) on the day after delivery to an overnight courier service; (c) on the day of transmission if sent via facsimile to the facsimile number given below; or (d) on the third day after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid and properly addressed, to the party as follows:

      If to Executive:        WILLIAM S. ROWLAND
                              Facsimile: _______________

      If to the Company:      First Mid-Illinois Bancshares, Inc.
                              1515 Charleston Avenue
                              Mattoon IL 61938
                              Facsimile: 217-258-0485
                              Attention:  Chairman of Compensation Committee

     Any party may change its address for the purpose of this Section by giving the other party written notice of its new address in the manner set forth above.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

            FIRST MID-ILLINOIS BANCSHARES, INC.

            By:     /S/ KENNETH R. DIEPHOLZ
                        Kenneth R. Diepholz
            Title: CHAIRMAN OF THE COMPENSATION COMMITTEE/FMIB

            EXECUTIVE:   /S/ WILLIAM S. ROWLAND

                                                                   EXHIBIT 10.2
                       EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made and entered into this 1{st} day of October, 1999, by and between First Mid- Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and John W. Hedges ("Executive"). In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                  ARTICLE ONE
                         TERM AND NATURE OF AGREEMENT

1.01 TERM OF AGREEMENT. The term of this Agreement shall commence as of October 1, 1999 and shall continue for three years, until September 30, 2002. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

1.02 EMPLOYMENT. The Company agrees to employ Executive as President of First Mid- Illinois Bank & Trust, N.A. commencing October 1, 1999 and Executive accepts such employment by the Company on the terms and conditions herein set forth. The duties of Executive shall be determined by the Company's Board of Directors and Executive shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Board in the performance of such duties. During the term of his employment, Executive agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Executive shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries; (b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breach of Section Six of the Agreement.

                                  ARTICLE TWO
                           COMPENSATION AND BENEFITS

     While Executive is employed with the Company during the term of this Agreement, the Company shall provide Executive with the following compensation and benefits:

2.01 BASE SALARY. The Company shall pay Executive an annual base salary of $110,000 per fiscal year, payable in accordance with the Company's customary payroll practices for executive employees. The Board may review and adjust Executive's base salary from year to year; provided, however, that during the term of Executive's employment, the Company shall not decrease Executive's base salary.

2.02 INCENTIVE COMPENSATION PLAN. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Incentive Compensation Plan in accordance with the terms and conditions of such Plan. Pursuant to the Plan, Executive shall have an opportunity to receive incentive compensation of up to a maximum of 25% of Executive's annual base salary. The incentive compensation payable for a particular fiscal year will be based upon the attainment of the performance goals in effect under the Plan for such year and will be paid in accordance with the terms of the Plan and at the sole discretion of the Board.

2.03 DEFERRED COMPENSATION PLAN. Executive shall be eligible to participate in the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan in accordance with the terms and conditions of such Plan.

2.04 VACATION. Executive shall be entitled to three (3) weeks of paid vacation each year during the term of this Agreement.

2.05 FRINGE BENEFITS. The Company shall provide the following additional fringe benefits to Executive:

(c)  Use of a Company-owned or leased vehicle for professional and personal use.

(d) An amount equal to the annual dues for a Class "H" membership at the Mattoon Golf and Country Club.

(e) Use of a cellular phone for work-related calls and calls associated with Internet connection for Executive's home.

2.06 OTHER BENEFITS. Executive shall be eligible (to the extent he qualifies) to participate in any other retirement, health, accident and disability insurance, or similar employee benefit plans as may be maintained from time to time by the Company for its other executives or employees subject to and on a consistent basis with the terms, conditions and overall administration of such plans.

2.07 BUSINESS EXPENSES. Executive shall be entitled to reimbursement by the Company for all reasonable expenses actually and necessarily incurred by him on its behalf in the course of his employment hereunder and in accordance with expense reimbursement plans and policies of the Company from time to time in effect for executive employees.

2.08 WITHHOLDING. All salary, incentive compensation and other benefits provided to Executive pursuant to this Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable employee benefit plans, policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise or by agreement with, or consent of, Executive.

                                 ARTICLE THREE
                              DEATH OF EXECUTIVE

     This Agreement  shall  terminate  prior to the end of the term described in
Section 1.01 upon Executive's termination of employment with the Company due to his death. Upon Executive's termination due to death, the Company shall pay Executive's estate the amount of Executive's base salary and his accrued but unused vacation time earned through the date of such death and any incentive compensation earned for the preceding fiscal year that is not yet paid as of the date of such death.

                                 ARTICLE FOUR
                           TERMINATION OF EMPLOYMENT

     Executive's employment with the Company may be terminated by Executive or by the Company at any time for any reason. Upon Executive's termination of employment prior to the end of the term of the Agreement, the Company shall pay Executive as follows:

4.01 TERMINATION BY THE COMPANY FOR OTHER THAN CAUSE. If the Company terminates Executive's employment for any reason other than Cause, the Company shall pay Executive the following:

(a) An amount equal to Executive's monthly base salary in effect at the time of such termination of employment for a period of twelve (12) months thereafter. Such amount shall be paid to Executive periodically in accordance with the Company's customary payroll practices for executive employees.

(b) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

(c) Continued coverage for Executive and/or Executive's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Executive's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the twelve month period beginning on the date of such termination, the Executive shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, the Executive shall be charged for such coverage in accordance with the provisions of COBRA. For purposes of this Agreement, "Cause" shall mean Executive's (i) conviction in a court of law of (or entering a plea of guilty or no contest to) any crime or offense involving fraud, dishonesty or breach of trust or involving a felony; (ii) performance of any act which, if known to the customers, clients, stockholders or regulators of the Company, would materially and adversely impact the business of the Company; (iii) act or omission that causes a regulatory body with jurisdiction over the Company to demand, request, or recommend that Executive be suspended or removed from any position in which Executive serves with the Company; (iv) substantial nonperformance of any of his obligations under this Agreement; (v) misappropriation of or intentional material damage to the property or business of the Company or any affiliate; or (vi) breach of Article Five or Six of this Agreement.

4.02 TERMINATION FOLLOWING A CHANGE IN CONTROL. Notwithstanding Section 4.01, if, following a Change in Control, Executive's employment is terminated by the Company (or any successor thereto) for any reason other than Cause, or if Executive terminates his employment because of a decrease in his then current base salary or a substantial diminution in his position and responsibilities, the Company (or any successor thereto) shall pay Executive the following:

(a) Two times Executive's annual base salary in effect at the time of such termination. Such amount shall be paid, at Executive's election, in either a lump sum payment as soon as practicable following the date of such termination or periodically in accordance with the Company's or successor's customary payroll practices for executive employees.

(b) An amount equal to the incentive compensation earned by or paid to Executive for the fiscal year immediately preceding the year in which Executive's termination of employment occurs. Such amount shall be paid to Executive in a lump sum as soon as practicable after the date of his termination.

(c) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

(d) Continued coverage for Executive and/or Executive's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Executive's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the twelve month period beginning on the date of such termination, the Executive shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, the Executive shall be charged for such coverage in accordance with the provisions of COBRA. For purposes of this Agreement, "Change in Control" shall have the meaning as set forth in the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

4.03 OTHER TERMINATION OF EMPLOYMENT. If the Company terminates Executive's employment for Cause, or if Executive terminates his employment for any reason other than as described in Section 4.02 above, the Company shall pay Executive the base salary and accrued but unused paid vacation time earned through the date of such termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

                                 ARTICLE FIVE
                           CONFIDENTIAL INFORMATION

5.01 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION. During his employment with Company, and after his termination of such employment with the Company, Executive shall not, in any form or manner, directly or indirectly, use, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, any Confidential Information, except as required in the performance of Executive's duties hereunder, as required by law or as necessary in conjunction with legal proceedings.

5.02 DEFINITION OF CONFIDENTIAL INFORMATION. For the purposes of this Agreement, the term "Confidential Information" shall mean any and all information either developed by Executive during his employment with the Company and used by the Company or its affiliates or developed by or for the Company or its affiliates of which Executive gained knowledge by reason of his employment with the Company that is not readily available in or known to the general public or the industry in which the Company or any affiliate is or becomes engaged. Such Confidential Information shall include, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers. Lists of employees and any information regarding the Company's or any affiliate's products, marketing or database. The Company and Executive acknowledge and agree that such Confidential Information is extremely valuable to the Company and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Executive or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Executive shall continue to be bound by the terms of this Agreement as to all other Confidential Information.

5.03 DELIVERY UPON TERMINATION. Upon termination of Executive's employment with the Company for any reason, Executive shall promptly deliver to the Company all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Company's or any affiliate's customers, database, business plan, marketing strategies, processes or other materials which contain Confidential Information, together with all other property of the Company or any affiliate in Executive's possession, custody or control.

                                  ARTICLE SIX
                  NON-COMPETE AND NON-SOLICITATION COVENANTS

6.01 COVENANT NOT TO COMPETE. During the term of this Agreement and for a period of two years following the later of (i) the termination of Executive's employment for any reason or (ii) the last day of the term of the Agreement, Executive shall not, on behalf of himself or on behalf of another person, corporation, partnership, trust or other entity, within the counties of Coles, Moultrie, Douglas, Cumberland, Effingham, Champaign, Christian or Piatt, Illinois:

(a) Directly or indirectly own, manage, operate, control, participate in the ownership, management, operation or control of, be connected with or have any financial interest in, or serve as an officer, employee, advisor, consultant, agent or otherwise to any person, firm, partnership, corporation, trust or other entity which owns or operates a business similar to that of the Company or its affiliates.

(b) Solicit for sale, represent, and/or sell Competing Products to any person or entity who or which was the Company's customer or client during the last two years of Executive's employment. "Competing Products," for purposes of this Agreement, means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by the Company or any affiliate or which were in development by the Company or any affiliate within the last two years of Executive's employment.

6.02 COVENANT NOT TO SOLICIT.  For a period of two years  following the later of
     (i) the termination of Executive's employment for any reason or (ii) the last day of the term of this Agreement, Executive shall not:

(a) Attempt in any manner to solicit from any client or customer business of the type performed by the Company or any affiliate or persuade any client or customer of the Company or any affiliate to cease to do such business or to reduce the amount of such business which any such client or customer has customarily done or contemplates doing with the Company or any affiliate, whether or not the relationship between the Company or affiliate and such client or customer was originally established in whole or in part through Executive's efforts.

(b) Render any services of the type rendered by the Company or any affiliate for any client or customer of the Company.

(c) Solicit or encourage, or assist any other person to solicit or encourage, any employees, agents or representatives of the Company or an affiliate to terminate or alter their relationship with the Company or any affiliate.

(d) Do not cause to be done, directly or indirectly, any acts which may impair the relationship between the Company or any affiliate with their respective clients, customers or employees.

                                 ARTICLE SEVEN
                                   REMEDIES

     Executive acknowledges that compliance with the provisions of Articles Five and Six herein is necessary to protect the business, goodwill and proprietary information of the Company and that a breach of these covenants will irreparably and continually damage the Company for which money damages may not be inadequate. Consequently, Executive agrees that, in the event that he breaches or threatens to breach any of these provisions, the Company shall be entitled to both (a) a temporary, preliminary or permanent injunction in order to prevent the continuation of such harm; and (b) money damages insofar as they can be determined. In addition, the Company will cease payment of all compensation and benefits under Articles Three and Four hereof. In the event that any of the provisions, covenants, warranties or agreements in this Agreement are held to be in any respect an unreasonable restriction upon the Executive or are otherwise invalid, for whatsoever cause, then the court so holding shall reduce, and is so authorized to reduce, the territory to which it pertains and/or the period of time in which it operates, or the scope of activity to which it pertains or effect any other change to the extent necessary to render any of the restrictions of this Agreement enforceable.

                                 ARTICLE EIGHT
                                 MISCELLANEOUS

8.01 SUCCESSORS AND ASSIGNABILITY.

(a) No rights or obligations of the Company under this Agreement may be assigned or transferred except that the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

(b) No rights or obligations of Executive under this Agreement may be assigned or transferred by Executive other than his rights to payments or benefits hereunder which may be transferred only by will or the laws of descent and distribution.

8.02 ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Executive's employment by the Company shall be of no further force or effect from and after the date hereof.

8.03 SEVERABILITY. If any phrase, clause or provision of this Agreement is deemed invalid or unenforceable, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect. If any restriction or limitation in this Agreement is deemed to be unreasonable, onerous or unduly restrictive, it shall not be stricken in its entirety and held totally void and unenforceable, but shall be deemed rewritten and shall remain effective to the maximum extent permissible within reasonable bounds.

8.04 CONTROLLING LAW AND JURISDICTION. This Agreement shall be governed by and interpreted and construed according to the laws of the State of Illinois. The parties hereby consent to the jurisdiction of the state and federal courts in the State of Illinois in the event that any disputes arise under this Agreement.

8.05 NOTICES. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given
     (a) on the date of service if served personally on the party to whom notice is to be given; (b) on the day after delivery to an overnight courier service; (c) on the day of transmission if sent via facsimile to the facsimile number given below; or (d) on the third day after mailing, if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid and properly addressed, to the party as follows:

      If to Executive:        __________________________
                              __________________________
                              __________________________
                              Facsimile: _______________

      If to the Company:      First Mid-Illinois Bancshares, Inc.
                              1515 Charleston Avenue
                              Mattoon IL 61938
                              Facsimile: 217-258-0485
                              Attention:  Chairman

     Any party may change its address for the purpose of this Section by giving the other party written notice of its new address in the manner set forth above.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                  FIRST MID-ILLINOIS BANCSHARES, INC.

                  By:     /S/  WILLIAM S. ROWLAND
                               William S. Rowland
                  Title: CHAIRMAN OF THE BOARD

                  EXECUTIVE:  /S/ JOHN W. HEDGES

                                                                   EXHIBIT 11.1

COMPUTATION OF EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board's Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128") in which income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options.

     The components of basic and diluted earnings per common share for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                           1999                 1998                 1997
BASIC EARNINGS PER SHARE:
Net  income                                             $5,232,000           $5,062,000          $4,726,000
Less preferred stock dividends                            (304,000)            (285,000)           (286,000)
Net  income available to common stockholders            $4,928,000           $4,777,000          $4,440,000
Weighted average common shares outstanding               2,055,905            1,999,767           1,928,727
Basic Earnings per Common Share                              $2.40                $2.39               $2.30
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders             $4,928,000           $4,777,000          $4,440,000
Assumed conversion of preferred stock                      304,000              285,000             286,000
Net income available to common stock-
  holders after assumed conversion                      $5,232,000           $5,062,000          $4,726,000
Weighted average common shares outstanding               2,055,905            1,999,767           1,928,727
Assumed conversion of stock options                          7,409                8,149                 447
Assumed conversion of preferred stock                      216,901              249,122             250,604
Diluted weighted average common
  shares outstanding                                     2,280,216            2,257,038           2,179,778
Diluted Earnings per Common Share                            $2.29                $2.24               $2.17

                                                                   EXHIBIT 21.1

SUBSIDIARIES OF THE COMPANY

First Mid-Illinois Bank & Trust, N.A. (a national banking association) Mid-Illinois Data Services, Inc. (a Delaware corporation)

First Mid-Illinois Insurances, Inc. (an Illinois corporation; 100% owned by
  First Mid Bank)

                                                                   EXHIBIT 23.1

CONSENT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
First Mid-Illinois Bancshares, Inc.:

RE: Registration Statements


            Registration No. 033-84404 on Form S-3
            Registration No. 033-64061 on Form S-8
            Registration No. 033-64139 on Form S-8
            Registration No. 333-69673 on Form S-8

We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 21, 2000, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.




KPMG LLP
Chicago, Illinois
March 21, 2000