Form 10-Q
period 2000-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2000-05-12
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of May 12, 2000 2,255,353 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)                                       MARCH 31,      DECEMBER 31,
(In thousands, except share data)                                                2000            1999
ASSETS
Cash and due from banks:
  Non-interest bearing ..............................................        $  15,994         $  21,054
  Interest bearing ..................................................              131                78
Federal funds sold ..................................................              516               710
  Cash and cash equivalents .........................................           16,641            21,842
Investment securities:
  Available-for-sale, at fair value .................................          148,366           150,157
  Held-to-maturity, at amortized cost (estimated fair
    value of $3,083 and $2,077 at March 31, 2000
    and December 31, 1999, respectively) ............................            3,132             2,132
Loans ...............................................................          397,542           388,319
Less allowance for loan losses ......................................            3,069             2,939
  Net loans .........................................................          394,473           385,380
Premises and equipment, net .........................................           16,049            16,153
Intangible assets, net ..............................................           13,038            13,340
Other assets ........................................................           10,866            12,099
  TOTAL ASSETS ......................................................        $ 602,565         $ 601,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ..............................................        $  63,609         $  60,555
  Interest bearing ..................................................          420,153           424,456
  Total deposits ....................................................          483,762           485,011
Federal funds purchased .............................................             --               1,175
Securities sold under agreements to repurchase ......................           23,883            32,308
Federal Home Loan Bank advances .....................................           33,300            21,500
Long-term debt ......................................................            4,325             4,325
Other liabilities ...................................................            4,702             5,266
  TOTAL LIABILITIES .................................................          549,972           549,585
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,312,901 shares in 2000 and
  2,302,022 shares in 1999 ..........................................            9,252             9,208
Additional paid-in-capital ..........................................           11,940            11,608
Retained earnings ...................................................           36,264            34,835
Deferred compensation ...............................................            1,179             1,123
Accumulated other comprehensive loss ................................           (3,317)           (3,265)
Less treasury stock at cost, 45,858 shares
  in 2000 and 25,235 shares in 1999 .................................           (2,725)           (1,991)
TOTAL STOCKHOLDERS' EQUITY ..........................................           52,593            51,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................        $ 602,565         $ 601,103
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                                 THREE MONTHS ENDED
(In thousands, except per share data)                                              March 31,
                                                                               2000           1999
INTEREST INCOME:
Interest and fees on loans ..........................................        $ 8,165        $ 6,869
Interest on investment securities ...................................          2,288          2,054
Interest on federal funds sold ......................................             37             55
Interest on deposits with
  other financial institutions ......................................              1              2
  Total interest income .............................................         10,491          8,980
INTEREST EXPENSE:
Interest on deposits ................................................          4,233          3,700
Interest on securities sold under agreements
  to repurchase .....................................................            289            214
Interest on Federal Home Loan Bank advances .........................            359            245
Interest on Federal funds purchased .................................             36              2
Interest on long-term debt ..........................................             75             70
  Total interest expense ............................................          4,992          4,231
  Net interest income ...............................................          5,499          4,749
Provision for loan losses ...........................................            150            150
  Net interest income after provision ...............................          5,349          4,599
OTHER INCOME:
Trust revenues ......................................................            513            481
Brokerage revenues ..................................................            137            120
Service charges .....................................................            592            500
Mortgage banking income .............................................             62            329
Other ...............................................................            306            338
  Total other income ................................................          1,610          1,768
OTHER EXPENSE:
Salaries and employee benefits ......................................          2,510          2,253
Net occupancy and equipment expense .................................            878            769
Amortization of intangible assets ...................................            302            191
Stationary and supplies .............................................            148            174
Legal and professional ..............................................            170            224
Marketing and promotion .............................................            157            119
Other ...............................................................            731            638
  Total other expense ...............................................          4,896          4,368
Income before income taxes ..........................................          2,063          1,999
Income taxes ........................................................            633            643
  Net income ........................................................        $ 1,430        $ 1,356
Per common share data:
Basic earnings per share ............................................        $   .63        $   .64
Diluted earnings per share ..........................................        $   .63        $   .60
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED                                                            March 31,
(In thousands)                                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................        $  1,430         $  1,356
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses .........................................             150              150
  Depreciation, amortization and accretion, net .....................             703              541
  Gain on sale of securities, net ...................................              --               --
  (Gain) loss on sale of other real property owned, net .............              16              (34)
  Gain on sale of mortgage loans held for sale, net .................             (45)            (307)
  Origination of mortgage loans held for sale .......................          (3,062)         (14,830)
  Proceeds from sale of mortgage loans held for sale ................           3,030           21,905
  Decrease in other assets ..........................................           1,231              592
  Increase in other liabilities .....................................             153              338
Net cash provided by operating activities ...........................           3,606            9,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights .........................              (9)              (7)
Purchases of premises and equipment .................................            (363)            (339)
Net (increase) decrease in loans ....................................          (9,166)          10,567
Proceeds from sales of:
  Securities available-for-sale .....................................              --               --
Proceeds from maturities of:
  Securities available-for-sale .....................................           1,853           15,205
  Securities held-to-maturity .......................................              --              366
Purchases of:
  Securities available-for-sale .....................................              --          (13,282
  Securities held-to-maturity .......................................          (1,086)            (261)
Net cash provided by (used in) investing activities .................          (8,771)          12,249
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits ............................................          (1,249)         (23,983)
Decrease in repurchase agreements ...................................          (8,425)          (6,435)
Decrease in federal funds purchased .................................          (1,175)              --
Increase in short-term borrowings ...................................          17,300              800
Repayment of long-term borrowings ...................................          (5,500)            (375)
Proceeds from issuance of common stock ..............................              --              127
Purchase of treasury stock ..........................................            (677)             (80)
Dividends paid on common stock ......................................            (310)            (292)
Net cash (used in) financing activities .............................             (36)         (30,238)
Decrease in cash and cash equivalents ...............................          (5,201)          (8,278)
Cash and cash equivalents at beginning of period ....................          21,842           21,772
Cash and cash equivalents at end of period ..........................        $ 16,641         $ 13,494
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest ..........................................................        $  4,852         $  3,965
  Income taxes ......................................................              30               --
Loans transferred to real estate owned ..............................              --               58
Dividends reinvested in common shares ...............................             374              270
See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation.
The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 2000 and 1999, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10- K.

COMPREHENSIVE INCOME

     The Company's comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                THREE MONTHS ENDED
                                                     March 31,
(In thousands) ......................           2000            1999
Net income ..........................        $ 1,430         $ 1,356
Other comprehensive income(loss):
  Unrealized losses during the period            (79)           (847)
  Tax effect ........................             27             288
Comprehensive income ................        $ 1,378         $   797

EARNINGS PER SHARE

     Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options. On November 15, 1999, the Company issued shares of its common stock to holders of its Series A Convertible preferred stock upon the Company's election to convert all such preferred stock into common stock.

     The components of basic and diluted earnings per common share for the three months ended March 31, 2000 and 1999 are as follows:

                                                          THREE MONTHS ENDED
                                                                March 31,
                                                          2000              1999
BASIC EARNINGS PER SHARE:
Net  income ................................        $1,430,000        $1,356,000
Less preferred stock dividends .............              --             (71,000
Net  income available to common stockholders        $1,430,000        $1,285,000
Weighted average common shares outstanding .         2,277,737         2,015,105
Basic Earnings per Common Share ............        $      .63        $      .64
DILUTED EARNINGS PER SHARE:
Net  income available to common stockholders        $1,430,000        $1,285,000
Assumed conversion of preferred stock ......              --              71,000
Net income available to common stock-
  holders after assumed conversion .........        $1,430,000        $1,356,000
Weighted average common shares outstanding .         2,277,737         2,015,105
Assumed conversion of stock options ........             4,856             7,128
Assumed conversion of preferred stock ......              --             248,179
Diluted weighted average common
  shares outstanding .......................         2,282,593         2,270,412
Diluted Earnings per Common Share ..........        $      .63        $      .60

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended March 31, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

     Net income for the three months ended March 31, 2000 was $1,430,000 ($.63 diluted EPS), an increase of $74,000 from $1,356,000 ($.60 diluted EPS) for the same period in 1999. A summary of the factors which contributed to the changes in net income for the three months is shown in the table below.

                                                                 2000 VS 1999
(in thousands) .............................................     THREE MONTHS
Net interest income ........................................        $ 750
Other income, including securities transactions ............         (158)
Other expenses .............................................         (528)
Income taxes ...............................................           10
Increase in net income .....................................        $  74

     The following table shows the Company's annualized performance ratios for the three months ended March 31, 2000 and 1999, as compared to the performance ratios for the year ended December 31, 1999:

                                       March 31,   March 31,  December 31,
                                          2000        1999         1999
Return on average assets .......           .96%       1.02%        .91%
Return on average equity .......         11.03%      10.59%      10.14%
Return on average common equity          11.03%      10.68%      10.08%
Average equity to average assets          8.66%       9.60%       8.96%

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

     For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax- equivalent ("TE") adjustment. The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                             THREE MONTHS ENDED                       THREE MONTHS ENDED
                                               MARCH 31, 2000                           MARCH 31, 1999
                                     AVERAGE                     AVERAGE       AVERAGE                    AVERAGE
                                     BALANCE      INTEREST        RATE         BALANCE      INTEREST       RATE
ASSETS
Interest-bearing deposits               $    93       $     1         5.61%       $   161      $     2        5.25%
Federal funds sold                        2,654            37         5.56%         4,599           55        4.78%
Investment securities
  Taxable                               121,912         1,926         6.32%       122,425        1,748        5.71%
  Tax-exempt (1)                         29,755           549         7.37%        28,435          465        6.54%
Loans (2)(3)                            390,042         8,165         8.37%       337,216        6,869        8.15%
Total earning assets                    544,456        10,678         7.84%       492,836        9,139        7.42%
Cash and due from banks                  16,878                                    14,608
Premises and equipment                   16,109                                    13,277
Other assets                             24,313                                    15,425
Allowance for loan losses                (3,005)                                   (2,750)
Total assets                           $598,751                                  $533,396
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits
  Demand deposits                      $160,657       $ 1,144         2.85%      $123,163      $   707        2.30%
  Savings deposits                       40,603           238         2.34%        37,923          208        2.19%
  Time deposits                         224,325         2,851         5.08%       215,670        2,785        5.17%
Securities sold under
  agreements to repurchase               23,928           289         4.83%        21,747          214        3.93%
FHLB advances                            24,840           359         5.78%        18,998          245        5.16%
Federal funds purchased                   2,370            36         6.00%           125           27        4.88%
Long-term debt                            4,325            75         6.96%         4.696           70        5.97%
Total interest-bearing
    liabilities                         481,048         4,992         4.15%       422,322        4,231        4.01%
Demand deposits                          61,269                                    56,097
Other liabilities                         4,572                                     3,767
Stockholders' equity                     51,863                                    51,210
Total liabilities & equity             $598,751                                  $533,396
Net interest income (TE)                              $ 5,686                                  $ 4,908
Net interest spread                                                   3.69%                                   3.41%
Impact of non-interest
 bearing funds                                                         .49%                                    .57%
Net yield on interest-
  earning assets (TE)                                                 4.18%                                   3.98%
(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the three months ended March 31, 2000 (in thousands) as compared to the three months ended March 31, 1999:

                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                 2000 COMPARED TO 1999
                                                 INCREASE / (DECREASE)
                                   TOTAL                                           RATE/
                                   CHANGE         VOLUME           RATE           VOLUME (4)
EARNING ASSETS:
Interest-bearing deposits ...   $    (1)        $    (1)        $    --         $  --
Federal funds sold ..........       (18)            (23)              9            (4)
Investment securities:
  Taxable ...................       178              (8)            187            (1)
  Tax-exempt (1) ............        84              22              59             3
Loans (2)(3) ................     1,296           1,076             190            30
  Total interest income .....     1,539           1,066             445            28
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits ...........       437             216             169            52
  Savings deposits ..........        30              15              14             1
  Time deposits .............        66             112             (44)           (2)
Securities sold under
  agreements to repurchase ..        75              21              49             5
FHLB advances ...............       114              75              30             9
Federal funds purchased .....        34              28              --             6
Long-term debt ..............         5              (6)             12            (1)
  Total interest expense ....       761             461             230            70
 Net interest income ........   $   778         $   605         $   215       $   (42)
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

     On an tax equivalent basis, net interest income increased $778,000, or 15.9% to $5,686,000 for the three months ended March 31, 2000, from $4,908,000 for the same period in 1999. The increase in net interest income for the three months ended March 31, 2000, was primarily due to an increase in rates on earning assets combined with an increase in the volume of earning assets offset by a slight increase in the deposit rates combined with a higher deposit base.

     For the three months ended March 31, 2000, average earning assets increased by $51,620,000, or 10.5%, and average interest-bearing liabilities increased $58,725,000, or 13.9%, compared with average balances for the three months ended March 31, 1999.

     Changes in average balances, as a percent of average earnings assets, are shown below:
     * average loans (as a percent of average earnings assets) increased 3.2% to 71.6% for the three months ended March 31, 2000 from 68.4% for the three months ended March 31, 1999
     * average securities (as a percent of average earnings assets) decreased 2.7% to 27.9% for the three months ended March 31, 2000 from 30.6% for the three months ended March 31, 1999
     * net interest margin, on a tax equivalent basis, increased to 4.18% for the three months ended March 31, 2000, from 3.98% for the three months ended March 31, 1999

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 2000 and 1999 was $150,000. For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

OTHER INCOME

      An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2000 and 1999 (in thousands):

                                 THREE MONTHS ENDED
                            2000        1999     $ CHANGE
Trust ..............      $  513      $  481      $   32
Brokerage ..........         137         120          17
Service charges ....         592         500          92
Mortgage banking ...          62         329        (267)
Other ..............         306         338         (32)
  Total other income      $1,610      $1,768      $ (158)

* Total non-interest income decreased to $1,610,000 for the three months ended March 31, 2000, compared to $1,768,000 for the same period in 1999.

* Trust revenues increased $32,000 or 6.7% to $513,000 for the three months ended March 31, 2000, compared to $481,000 for the same period in 1999.

     Trust assets, reported at market value, were $330 million at March 31, 2000, $324 million at December 31, 1999 and $305 million at March 31, 1999.

* Revenues from brokerage and annuity sales increased $17,000 or 14.2% for the three months ended March 31, 2000, compared with the same period in 1999 as a result of increased sales of annuities.

* Fees from service charges increased $92,000 or 18.4% to $592,000 for the three months ended March 31, 2000, compared to $500,000 for the same period in 1998. This increase was primarily due to an increase in the number of savings and transaction accounts and an increase in the fees charges on deposit accounts.

* Mortgage banking income decreased $267,000 or 81.2% to $62,000 for the three months ended March 31, 2000, compared to $329,000 for the same period in 1999. This decrease was due to the lower number of fixed rate loans originated and sold by First Mid Bank. This decrease in volume is largely attributed to fewer re-financings by customers as a result of rising interest rates. Loan sold balances are as follows: * $3.0 million (representing 41 loans) as of March 31, 2000 * $21.6 million (representing 253 loans) as of March 31, 1999

* Other income decreased $32,000 or 9.5% to $306,000 for the three months ended March 31, 2000, compared to $338,000 for the same period in 1999.

OTHER EXPENSE

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2000 and 1999 (in thousands):


                                           THREE MONTHS ENDED
                                     2000          1999       $ CHANGE
Salaries and benefits .....        $2,510        $2,253        $  257
Occupancy and equipment ...           878           769           109
FDIC premiums .............            26            26            --
Amortization of intangibles           302           191           111
Stationery and supplies ...           148           174           (26)
Legal and professional fees           170           224           (54)
Marketing and promotion ...           157           119            38
Other operating expenses ..           705           612            93
  Total other expense .....        $4,896        $4,368        $  528

* Total non-interest expense increased to $4,896,000 for the three months ended March 31, 2000, compared to $4,368,000 for the same period in 1999.

* Salaries and employee benefits, the largest component of other expense, increased $257,000 or 11.4% to $2,510,000 for the three months ended March 31, 2000, compared to $2,253,000 for the same period in 1999. This increase can be explained by:
     * an increase in FTE employees to 272 at March 31, 2000 from 252 at March 31, 1999, primarily due to the acquisition of Monticello, Taylorville, and DeLand branch facilities
     *    merit increases for continuing employees

* Occupancy and equipment expense increased $109,000 or 14.2% to $878,000 for the three months ended March 31, 2000, compared to $769,000 for the same period in 1999. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on buildings in Monticello, Taylorville, DeLand, and Tuscola.

* Amortization of intangible assets increased $111,000 or 58.1% to $302,000 for the three months ended March 31, 2000, compared to $191,000 for the same period in 1999. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

* All other categories of operating expenses decreased a net of $51,000 or 4.5% to $1,180,000 for the three months ended March 31, 2000, compared to $1,129,000 for the same period in 1999.

INCOME TAXES

     Total income tax expense amounted to $633,000 for the three months ended March 31, 2000, compared to $643,000 for the same period in 1999. Effective tax rates were 30.7% and 32.2% for the periods ended March 31, 2000 and 1999.

ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2000 and December 31, 1999 (in thousands):

                              March 31,      December 31,
                                 2000           1999
Real estate - mortgage        $278,212        $273,293
Commercial, financial
  and agricultural ...          92,950          89,176
Installment ..........          24,818          24,501
Other ................           1,562           1,349
  Total loans ........        $397,542        $388,319

     At March 31, 2000, the Company had loan concentrations in agricultural industries of $59.6 million, or 15.0%, of outstanding loans and $59.5 million, or 15.3%, at December 31, 1999. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $1.4 million as of March 31, 2000.

     The following table presents the balance of loans outstanding as of March 31, 2000, by maturities (dollars in thousands):

                                                           MATURITY (1)

                                                      OVER 1
                                    ONE YEAR          THROUGH          OVER
                                    OR LESS (2        5 YEARS         5 YEARS         TOTAL
Real estate - mortgage ......        $ 52,864        $181,452        $ 43,896        $278,212
Commercial, financial
  and agricultural ..........          60,017          29,556           3,377          92,950
Installment .................           5,717          18,373             728          24,818
Other .......................             575             451             536           1,562
  Total loans ...............        $119,173        $229,832        $ 48,537        $397,542
(1) Based on scheduled principal repayments
(2) Includes demand loans, past due loans and overdrafts.

     As of March 31, 2000, loans with maturities over one year consisted of $243,053,000 in fixed rate loans and $35,316,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

NONPERFORMING LOANS

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2000 and December 31, 1999 (in thousands):

                                   March 31,    December 31,
                                     2000          1999
Nonaccrual loans ...........        $1,610        $1,430
Loans past due ninety days
  or more and still accruing         1,303           366
Renegotiated loans which are
  performing in accordance
  with revised terms .......            77            81
Total Nonperforming Loans ..        $2,990        $1,877

     Approximately $705,000 of the total loans past due ninety days or more and still accruing are commercial and commercial real estate loans to three unrelated borrowers. Management is closely monitoring the status of these loans.

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

LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover losses inherent in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates.

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2000, the Company's loan portfolio included $59.6 million of loans to borrowers whose businesses are directly related to agriculture. The balance remained stable from $59.5 million at December 31, 1999. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

     Loan loss experience for the period ended March 31, 2000 and 1999, are summarized as follows (dollars in thousands):

                                                     March 31,
                                                2000            1999
Average loans outstanding,
  net of unearned income ............        $390,042         $337,216
Allowance-beginning of period .......        $  2,939         $  2,715
Charge-offs:
Real estate-mortgage ................               5               --
Commercial, financial & agricultural               --              105
Installment .........................              27               11
  Total charge-offs .................              32              116
Recoveries:
Real estate-mortgage ................               1               --
Commercial, financial & agricultural                5                5
Installment .........................               6                6
  Total recoveries ..................              12               11
Net charge-offs .....................              20              105
Provision for loan losses ...........             150              150
Allowance-end of period .............        $  3,069         $  2,760
Ratio of net charge-offs to
  average loans .....................             .01%             .03%
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period) ........             .77%             .82%
Ratio of allowance for loan losses
  to nonperforming loans ............           102.6%            92.1%

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

     During the first three months of 2000, the Company had net charge-offs of $20,000, compared to $105,000 for the same period in 1999. At March 31, 2000, the allowance for loan losses amounted to $3,069,000, or .77% of total loans, and 102.6% of nonperforming loans. At March 31, 1999, the allowance was $2,760,000, or .82% of total loans, and 92.1% of nonperforming loans.

SECURITIES

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for March 31, 2000 and December 31, 1999 (in thousands):

                                                 MARCH 31,                     DECEMBER 31,

                                                   2000                            1999
                                                           % OF                            % OF
                                          AMOUNT           TOTAL          AMOUNT           TOTAL
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies ....        $ 92,072              59%        $ 92,180              58%
Obligations of states and
 political subdivisions .......          30,849              19%          30,281              19%
Mortgage-backed securities ....          31,326              20%          32,578              21%
Other securities ..............           2,666               2%           2,579               2%
    Total securities ..........        $156,913             100%        $157,618             100%

     At March 31, 2000, the Company's investment portfolio showed a slight increase in obligations of states and political subdivisions. While the volume of mortgage-backed securities decreased, all other types of securities remained constant.

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                                                      GROSS          GROSS           ESTIMATED
                                                    AMORTIZED       UNREALIZED     UNREALIZED          FAIR
MARCH 31, 2000                                         COST           GAINS          LOSSES            VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 92,072        $     --        $ (3,824)        $ 88,248
Obligations of states and political
 subdivisions .............................          27,717              39            (988)          26,768
Mortgage-backed securities ................          31,326              49            (691)          30,684
Federal Home Loan Bank stock ..............           2,000              --              --            2,000
Other securities ..........................             666              --              --              666
 Total available-for-sale .................        $153,781        $     88        $ (5,503)        $148,366
Held-to-maturity:
Obligations of states and political
 subdivisions .............................        $  3,132        $      6        $    (55)        $  3,083

DECEMBER 31, 1999
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 92,180        $     --        $ (3,748)        $ 88,432
Obligations of states and political
 subdivisions .............................          28,149              49          (1,108)          27,090
Mortgage-backed securities ................          32,578              58            (580)          32,056
Federal Home Loan Bank stock ..............           1,913              --              --            1,913
Other securities ..........................             666              --              --              666
  Total available-for-sale ................        $155,486        $    107        $ (5,436)        $150,157
Held-to-maturity:
Obligations of states and political
 subdivisions .............................        $  2,132        $      8        $    (63)        $  2,077

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2000 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....        $  3,002         $ 66,255         $ 18,616         $  4,199         $ 92,072
Obligations of state and
  political subdivisions .......           1,805            2,930           11,914           11,069           27,717
Mortgage-backed securities .....             424            1,640            1,447           27,815           31,326
Other securities ...............              --               --               --            2,666            2,666
Total Investments ..............        $  5,231         $ 70,825         $ 31,977         $ 45,748         $153,781
Weighted average yield .........            5.58%            5.76%            5.61%            6.20%            5.84%
Full tax-equivalent yield ......            6.43%            5.83%            6.35%            6.70%            6.21%
Held-to-maturity:
Obligations of state and
  political subdivisions .......        $    375         $  1,281         $    810         $    666         $  3,132
Weighted average yield .........            5.04%            5.06%            5.44%            5.46%            5.24%
Full tax-equivalent yield ......            7.28%            7.30%            7.89%            7.91%            7.58%

     The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.

     The maturities of, and yields on, mortgage- backed securities have been calculated using actual repayment history. However, where securities have call features, and have a market value in excess of par value, the call date has been used to determine the expected maturity.

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 2000.

     Investment securities carried at approximately $126,057,000 and $124,368,000 at March 31, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

DEPOSITS

     Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2000 and for the year ended December 31, 1999 (dollars in thousands):

                                        MARCH 31,                     DECEMBER 31,
                                          2000                            1999
                                                  WEIGHTED                      WEIGHTED
                                                   AVERAGE                       AVERAGE
                                  AMOUNT            RATE        AMOUNT            RATE
Demand deposits:
  Non-interest bearing .        $ 61,269            --       $ 60,557             --
  Interest bearing .....         160,657           2.85%      147,753           2.58%
Savings ................          40,603           2.34%       40,875           2.31%
Time deposits ..........         224,325           5.08%      225,451           5.09%
  Total average deposits         486,854           3.48%     $474,636           3.42%

     The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2000 and December 31, 1999 (in thousands):

                               MARCH 31,      December 31,
                                 2000            1999
3 months or less .......        $20,624        $16,915
Over 3 through 6 months          11,225         11,708
Over 6 through 12 months          9,987         11,444
Over 12 months .........          4,916          3,854
  Total ................        $46,752        $43,921

OTHER BORROWINGS

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings as of March 31, 2000 and December 31, 1999 is presented below (in thousands):

                                                       March 31,    December 31,
                                                         2000           1999
Securities sold under agreements to repurchase..        $23,883         $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................         20,300           3,000
    Fixed term - due after one year ............         13,000          18,500
  Federal funds purchased ......................           --             1,175
    Total ......................................        $57,183         $54,983
    Average interest rate at end of period .....           5.69%           4.86%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase        $25,082         $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................         27,500          18,000
    Fixed term - due after one year ............         13,000          20,500
  Federal funds purchased ......................           --             1,175
    Total ......................................        $65,582         $71,983
Averages for the Period Ended
  Securities sold under agreements to repurchase        $23,928         $22,063
  Federal Home Loan Bank advances:
    Overnight ..................................         13,680           1,486
    Fixed term - due after one year ............         11,159          17,116
  Federal funds purchased ......................          2,370             345
    Total ......................................        $51,137         $41,010
    Average interest rate during the period ....           5.35%           4.65%

     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of the following:
     * $5 million advance with a 10-year maturity, a six month call option by the Federal Home Loan Bank and an interest rate of 5.20%
     * $3 million advance with a 5-year maturity, a six month call option by the Federal Home Loan Bank and an interest rate of 5.85%
     *    $5 million  advance  with a 5-year  maturity  and an interest  rate of
          6.16%

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at March 31, 2000 (in thousands):

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS: .............              0-1                1-3                3-6               6-12               12+
Federal funds sold ...................        $     516          $      --          $      --          $      --          $      --
Taxable investment securities ........           13,949              7,566              6,649             13,380             80,054
Nontaxable investment securities .....               --                170                335              2,514             26,882
Loans ................................           36,032             32,371             28,036             59,516            241,588
  Total ..............................        $  50,497          $  40,107          $  35,020          $  75,410          $ 348,524
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts ..........          150,836                 --                 --                 --                 --
Money market accounts ................           53,079                 --                 --                 --                 --
Other time deposits ..................           22,730             35,560             55,515             49,932             52,503
Other borrowings .....................           44,138              5,000                 --                 --              8,045
Long-term debt .......................            4,325                 --                 --                 --                 --
  Total ..............................        $ 275,108          $  40,560          $  55,515          $  49,932          $  60,548
  Periodic GAP .......................        $(224,611)         $    (543)         $ (20,495)         $  25,478          $ 287,976
  Cumulative GAP .....................        $(224,611)         $(225,064)         $(245,559)         $(220,081)         $  67,895
GAP as a % of interest earning assets:
  Periodic ...........................            (40.9%)             (0.1%)             (3.7%)              4.6%              52.4%
  Cumulative .........................            (40.9%)            (41.0%)            (44.7%)            (40.0%)             12.4%

     At March 31, 2000, the Company was liability sensitive on a cumulative basis through the twelve- month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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

CAPITAL RESOURCES

     At March 31, 2000, the Company's stockholders' equity increased $1,075,000 or 2.1% to $52,593,000 from $51,518,000 as of December 31, 1999. During the first three months of 2000, net income contributed $1,430,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities decreased stockholders' equity by $52,000, net of tax.

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

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that as of March 31, 2000 and December 31, 1999 all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of March 31, 2000, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                  TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                    AMOUNT          RATIO        AMOUNT        RATIO         AMOUNT        RATIO
MARCH 31, 2000
Total Capital
  (to risk-weighted assets)
  Company .................        $45,941           12.15%     $30,250        > 8.00        $37,813        > 10.00
  First Mid Bank ..........         46,940           12.52       29,988        > 8.00         37,485        > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company .................         42,872           11.34       15,125        > 4.00         22,688        >6.00
  First Mid Bank ..........         43,871           11.70       14,994        > 4.00         22,491        >6.00
Tier 1 Capital
  (to average assets)
  Company .................         42,872            7.28       23,560        > 4.00         29,451        >5.00
  First Mid Bank ..........         43,871            7.48       23,472        > 4.00         29,340        >5.00

                                                                                                  TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                            ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
                                    AMOUNT          RATIO        AMOUNT        RATIO         AMOUNT        RATIO
DECEMBER 31, 1999
Total Capital
  (to risk-weighted assets)
  Company .................        $44,381           11.98%     $29,648        > 8.00        $37,060        > 10.00
  First Mid Bank ..........         45,409           12.40       29,305        > 8.00         36,631        > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company .................         41,442           11.18       14,824        > 4.00         22,236        >6.00
  First Mid Bank ..........         42,470           11.59       14,652        > 4.00         21,979        >6.00
Tier 1 Capital
  (to average assets)
  Company .................         41,442            6.96       24,347        > 4.00         30,434        >5.00
  First Mid Bank ..........         42,470            7.19       23,630        > 4.00         29,538        >5.00

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.

STOCK PLANS

     The Company has four plans through which Company stock may be purchased by participants, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 1999 Form 10- K.

* The DEFERRED COMPENSATION PLAN was effective as of September, 1984. Its purpose is to allow directors, advisory directors, and key officers to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.

* The FIRST RETIREMENT AND SAVINGS PLAN was effective beginning in 1985. Employees are eligible to participate in this plan after nine months of service to the Company.

* The DIVIDEND REINVESTMENT PLAN was effective as of October, 1994. The purpose of this plan is to provide participating stockholders with a simple and convenient method of investing cash common stock dividends paid by the Company into newly-issued common shares of the Company. All holders of record of the Company's common stock are eligible to participate. This plan is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company.

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

     The Company announced a Stock Repurchase Program in August, 1998 to allow the Company to repurchase up to 3% of its common stock. In March, 2000, the Board of Directors of the Company authorized the repurchase of an additional 5%. The shares will be repurchased at the most recent market price of the stock. The Company repurchased 20,623 shares (.9%) at a total price of $677,000 during the quarter ended March 31, 2000 and 9,696 shares (.4%) at a total price of $337,000 for the year ended December 31, 1999. A total of 43,858 shares have been repurchased from the inception of this program to March 31, 2000, and are held in treasury.

LIQUIDITY

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At March 31, 2000, the excess collateral at the Federal Home Loan Bank will support approximately $70 million of additional advances.

     Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:
     * lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions
     *    deposit  activities,  including  seasonal demand of private and public funds
     *    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call provisions on U.S. Government Treasuries and Agencies
     * operating activities, including scheduled debt repayments and dividends to shareholders

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material changes in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal claims to grant summary judgement on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. At this time, it is too early to tell if First Mid Bank will prevail in its motion and, if so, what damages, if any, may be recovered.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

     Two Form 8-K's were filed by the Company during the quarter ended March 31, 2000. One was filed on January 26, 2000, disclosing the report of 1999 earnings of the Company. The other was filed on January 21, 2000, disclosing the conversion of the Company's preferred stock into common stock.

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

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                                    (Company)

                             /s/ William S. Rowland
                     -------------------------------------*
                               William S. Rowland
                      President and Chief Executive Officer


                            /s/ Laurel G. Allenbaugh
                     -------------------------------------*
                              Laurel G. Allenbaugh
                          Vice President and Controller
                           (Chief Accounting Officer)




Dated:    May 12, 2000
      *---------------------*

                           EXHIBIT INDEX TO FORM 10-Q
EXHIBIT
NUMBER    DECRIPTION AND FILING OR INCORPORATION REFERENCE

 11.1     STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE (Filed herewith)
 27.1     FINANCIAL DATA SCHEDULE (Filed herewith)