Form 10-Q
period 2000-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2000-08-11
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                         COMMISSION FILE NUMBER: 0-13368


                       FIRST MID-ILLINOIS BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)


                                    DELAWARE
                            (State of incorporation)


                                   37-1103704
                      (I.R.S. employer identification No.)

                 1515 CHARLESTON AVENUE, MATTOON, ILLINOIS 61938
              (Address and Zip Code of Principal Executive Offices)

                                 (217) 234-7454
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 10, 2000 2,251,268 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)                                        JUNE 30,       December 31,
(In thousands, except share data) ...................................              2000               1999
ASSETS
Cash and due from banks:
  Non-interest bearing ..............................................         $  18,966          $  21,054
  Interest bearing ..................................................                --                 78
Federal funds sold ..................................................                95                710
  Cash and cash equivalents .........................................            19,061             21,842
Investment securities:
  Available-for-sale, at fair value .................................           146,468            150,157
  Held-to-maturity, at amortized cost (estimated fair
    value of $3,090 and $2,077 at June 30, 2000
    and December 31, 1999, respectively) ............................             3,132              2,132
Loans ...............................................................           410,166            388,319
Less allowance for loan losses ......................................             3,133              2,939
  Net loans .........................................................           407,033            385,380
Premises and equipment, net .........................................            15,735             16,153
Intangible assets, net ..............................................            12,739             13,340
Other assets ........................................................            11,675             12,099
  TOTAL ASSETS ......................................................         $ 615,843          $ 601,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ..............................................         $  63,957          $  60,555
  Interest bearing ..................................................           425,734            424,456
  Total deposits ....................................................           489,691            485,011
Federal funds purchased .............................................                --              1,175
Securities sold under agreements to repurchase ......................            26,121             32,308
Federal Home Loan Bank advances-short term ..........................            28,049              3,000
Federal Home Loan Bank advances-long term ...........................            10,300             18,500
Long-term debt ......................................................             4,325              4,325
Other liabilities ...................................................             4,195              5,266
  TOTAL LIABILITIES .................................................           562,681            549,585
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,323,119 shares in 2000 and
  2,302,022 shares in 1999 ..........................................             9,292              9,208
Additional paid-in-capital ..........................................            12,232             11,608
Retained earnings ...................................................            37,151             34,835
Deferred compensation ...............................................             1,202              1,123
Accumulated other comprehensive loss ................................            (3,234)            (3,265)
Less treasury stock at cost, 69,080 shares
  in 2000 and 25,235 shares in 1999 .................................            (3,481)            (1,991)
TOTAL STOCKHOLDERS' EQUITY ..........................................            53,162             51,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................         $ 615,843          $ 601,103
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                                THREE MONTHS ENDED             SIX MONTHS ENDED
(In thousands, except per share data)                                             JUNE 30,                       JUNE 30,
                                                                             2000           1999            2000            1999
INTEREST INCOME:
Interest and fees on loans ...........................................    $ 8,493         $7,173         $16,658         $14,042
Interest on investment securities ....................................      2,282          2,184           4,570           4,238
Interest on federal funds sold .......................................         26            137              63             192
Interest on deposits with
  other financial institutions .......................................          3             47               4              49
  Total interest income ..............................................     10,804          9,541          21,295          18,521
INTEREST EXPENSE:
Interest on deposits .................................................      4,377          3,895           8,610           7,595
Interest on securities sold under agreements
  to repurchase ......................................................        311            174             600             388
Interest on Federal Home Loan Bank advances ..........................        636            253             995             498
Interest on Federal funds purchased ..................................         11              5              47               7
Interest on long-term debt ...........................................         83             66             158             136
  Total interest expense .............................................      5,418          4,393          10,410           8,624
  Net interest income ................................................      5,386          5,148          10,885           9,897
Provision for loan losses ............................................        150            150             300             300
  Net interest income after provision ................................      5,236          4,998          10,585           9,597
OTHER INCOME:
Trust revenues .......................................................        448            464             961             945
Brokerage revenues ...................................................        138            109             275             229
Service charges ......................................................        616            573           1,208           1,073
Mortgage banking income ..............................................        107            195             169             524
Other ................................................................        307            346             613             684
  Total other income .................................................      1,616          1,687           3,226           3,455
OTHER EXPENSE:
Salaries and employee benefits .......................................      2,516          2,402           5,026           4,655
Net occupancy and equipment expense ..................................        905            852           1,783           1,621
Amortization of intangible assets ....................................        300            191             602             382
Stationery and supplies ..............................................        124            189             272             363
Legal and professional ...............................................        205            283             375             507
Marketing and promotion ..............................................        249            195             406             314
Other ................................................................        753            676           1,484           1,314
  Total other expense ................................................      5,052          4,788           9,948           9,156
Income before income taxes ...........................................      1,800          1,897           3,863           3,896
Income taxes .........................................................        305            598             938           1,241
  Net income .........................................................    $ 1,495         $1,299         $ 2,925         $ 2,655
Per share data:
Basic earnings per share .............................................    $   .66         $  .61         $  1.29         $  1.25
Diluted earnings per share ...........................................    $   .66         $  .57         $  1.29         $  1.17
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                  FOR THE SIX MONTHS ENDED
                                                                                             June 30,
(In thousands)                                                                    2000                       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................         $  2,925                  $  2,655
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses ..........................................              300                       300
  Depreciation, amortization and accretion, net ......................            1,485                     1,119
  (Gain) loss on sale of other real property owned, net ..............               59                       (77)
  Gain on sale of mortgage loans held for sale, net ..................             (129)                     (483)
  Origination of mortgage loans held for sale ........................           (7,494)                  (24,940)
  Proceeds from sale of mortgage loans held for sale .................            7,113                    32,717
  (Increase) decrease in other assets ................................              396                    (1,543)
  Increase (decrease) in other liabilities ...........................             (407)                    1,592
Net cash provided by operating activities ............................            4,248                    11,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights ..........................              (96)                      (30)
Purchases of premises and equipment ..................................             (523)                   (1,068)
Net increase in loans ................................................          (21,443)                   (7,639)
Proceeds from maturities of:
  Securities available-for-sale ......................................            4,378                    24,302
  Securities held-to-maturity ........................................               --                       135
Purchases of:
  Securities available-for-sale ......................................               --                   (26,758)
  Securities held-to-maturity ........................................           (1,516)                     (332)
Purchase of financial organization, net of cash received .............               --                    46,441
Net cash provided by (used in) investing activities ..................          (19,200)                   35,051
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..................................            4,680                   (20,771)
Decrease in repurchase agreements ....................................           (6,187)                   (4,553)
Decrease in federal funds purchased ..................................           (1,175)                       --
Increase in short-term borrowings ....................................           25,049                        --
Repayment of long-term borrowings ....................................           (8,200)                   (4,375)
Proceeds from issuance of common stock ...............................               12                       290
Purchase of treasury stock ...........................................           (1,411)                     (159)
Dividends paid on preferred stock ....................................               --                       (45)
Dividends paid on common stock .......................................             (597)                     (515)
Net cash provided by (used in) financing activities ..................           12,171                   (30,128)
Increase (decrease) in cash and cash equivalents .....................           (2,781)                   16,263
Cash and cash equivalents at beginning of period .....................           21,842                    21,772
Cash and cash equivalents at end of period ...........................         $ 19,061                  $ 38,035
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest ...........................................................         $ 10,597                  $  8,747
  Income taxes .......................................................            1,430                     1,524
Loans transferred to real estate owned ...............................              102                       497
Dividends reinvested in common stock .................................              695                       651
See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation.
The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 2000 and 1999, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Form 10-K.

COMPREHENSIVE INCOME

     The Company's comprehensive income for the three month and six month periods ended June 30, 2000 and 1999 is as follows:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             June 30,                          June 30,
(In thousands)                                       2000             1999             2000            1999
Net income ...............................         $ 1,495          $ 1,299          $ 2,925          $ 2,655
Other comprehensive income(loss):
  Unrealized gain (loss) during the period             126           (2,498)              47           (3,345)
  Tax effect .............................             (43)             849              (16)           1,137
Comprehensive income .....................         $ 1,578          $  (350)         $ 2,956          $   447


EARNINGS PER SHARE

     Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock in 1999 and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased in 1999 by the assumed conversion of the convertible preferred stock and the assumed conversion of the stock options. On November 15, 1999, the Company issued shares of its common stock to holders of its Series A Convertible preferred stock upon the Company's election to convert all such preferred stock into common stock.

     The components of basic and diluted earnings per common share for the three month and six month periods ended June 30, 2000 and 1999 are as follows:

                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 June 30,                             June 30,
                                                       2000                1999               2000               1999
BASIC EARNINGS PER SHARE:
Net  income ................................         $1,495,000         $1,299,000         $2,925,000         $2,655,000
Less preferred stock dividends .............               --              (71,000)               --            (142,000)
Net  income available to common stockholders         $1,495,000         $1,228,000         $2,925,000         $2,513,000
Weighted average common shares outstanding .          2,257,694          2,020,682          2,267,716          2,017,909
Basic Earnings per Common Share ............         $      .66         $      .61         $     1.29         $     1.25
DILUTED EARNINGS PER SHARE:
Net  income available to common stockholders         $1,495,000         $1,228,000         $2,925,000         $2,513,000
Assumed conversion of preferred stock ......               --               71,000                --             142,000
Net income available to common stock-
  holders after assumed conversion .........         $1,495,000         $1,299,000         $2,925,000         $2,655,000
Weighted average common shares outstanding .          2,257,694          2,020,682          2,267,716          2,017,909
Assumed conversion of stock options ........                700              8,501              2,472              7,902
Assumed conversion of preferred stock ......               --              248,179                --             250,604
Diluted weighted average common
  shares outstanding .......................          2,258,394          2,277,362          2,270,187          2,276,416
Diluted Earnings per Common Share ..........         $      .66         $      .57         $     1.29         $     1.17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended June 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

     Net income for the three months ended June 30, 2000 was $1,495,000 ($.66 diluted EPS), an increase of $196,000 from $1,299,000 ($.57 diluted EPS) for the same period in 1999. A summary of the factors which contributed to the changes in net income for the three months is shown in the table below.

     Net income for the six months ended June 30, 2000 was $2,925,000 ($1.29 diluted EPS), an increase of $270,000 from $2,655,000 ($1.17 diluted EPS) for the same period in 1999. A summary of the factors which contributed to the changes in net income for the six months is shown in the table below.


                                                             2000 VS 1999
(in thousands)                                       THREE MONTHS    SIX MONTHS
Net interest income ...........................         $ 238          $ 988
Other income, including securities transactions           (71)          (229)
Other expenses ................................          (264)          (792)
Income taxes ..................................           293            303
Increase in net income ........................         $ 196          $ 270

     The following table shows the Company's annualized performance ratios for the six months ended June 30, 2000 and 1999, as compared to the performance ratios for the year ended December 31, 1999:

                                                   June 30,         December 31,
                                              2000           1999           1999
Return on average assets .......              .97%           .97%           .91%
Return on average equity .......            11.24%         10.34%         10.14%
Return on average common equity             11.24%         10.41%         10.08%
Average equity to average assets             8.63%          9.34%          8.96%


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

                                              SIX MONTHS ENDED                         SIX MONTHS ENDED
                                                JUNE 30, 2000                            JUNE 30, 1999
                                     AVERAGE                     AVERAGE       AVERAGE                    AVERAGE
                                     BALANCE      INTEREST        RATE         BALANCE      INTEREST       RATE
ASSETS
Interest-bearing deposits              $    132       $     4         6.09%       $ 1,986      $    49        4.93%
Federal funds sold                        2,166            63         5.81%         8,272          192        4.64%
Investment securities
  Taxable                               121,150         3,850         6.36%       123,949        3,569        5.76%
  Tax-exempt (1)                         29,768         1,092         7.33%        29,033        1,013        6.98%
Loans (2)(3)                            396,614        16,658         8.40%       341,868       14,042        8.21%
Total earning assets                    549,830        21,667         7.88%       505,108       18,865        7.47%
Cash and due from banks                  16,388                                    15,577
Premises and equipment                   16,020                                    13,872
Other assets                             23,924                                    17,787
Allowance for loan losses               (3,070)                                   (2,811)
Total assets                           $603,092                                  $549,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Deposits
  Demand deposits                      $160,459       $ 2,366         2.95%      $132,046      $ 1,551        2.35%
  Savings deposits                       40,490           473         2.33%        39,623          442        2.23%
  Time deposits                         222,528         5,771         5.19%       219,548        5,602        5.10%
Securities sold under
  agreements to repurchase               23,295           600         5.15%        19,641          388        3.95%
FHLB advances                            31,966           995         6.22%        19,788          498        5.04%
Federal funds purchased                   1,547            47         6.12%           282            7        4.98%
Long-term debt                            4,325           158         7.32%         4,509          136        6.02%
Total interest-bearing
    liabilities                         484,610        10,410         4.30%       435,437        8,624        3.96%
Demand deposits                          61,807                                    58,507
Other liabilities                         4,638                                     4,258
Stockholders' equity                     52,037                                    51,331
Total liabilities & equity             $603,092                                  $549,533
Net interest income (TE)                              $11,256                                  $10,241
Net interest spread                                                   3.58%                                   3.51%
Impact of non-interest
 bearing funds                                                         .51%                                    .55%
Net yield on interest-
  earning assets (TE)                                                 4.09%                                   4.06%
(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the six months ended June 30, 2000 (in thousands) as compared to the same period in 1999:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                               2000 COMPARED TO 1999
                                                               INCREASE / (DECREASE)
                                               TOTAL                                         RATE/
                                              CHANGE            VOLUME        RATE         VOLUME (4)
EARNING ASSETS:
Interest-bearing deposits ..........         $   (45)         $   (46)         $ 12         $ (11)
Federal funds sold .................            (129)            (141)           48           (36)
Investment securities:
  Taxable ..........................             281              (80)          369            (8)
  Tax-exempt (1) ...................              79               26            52             1
Loans (2)(3) .......................           2,616            2,248           317            51
  Total interest income ............           2,802            2,007           798            (3)
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits ..................             816              335           396            85
  Savings deposits .................              31               10            20             1
  Time deposits ....................             169               77            91             1
Securities sold under
  agreements to repurchase .........             212               72           118            22
FHLB advances ......................             497              307           118            72
Federal funds purchased ............              40               31             2             7
Long-term debt .....................              22               (6)           29            (1)
  Total interest expense ...........           1,787              826           774           187
Net interest income ................         $ 1,015          $ 1,181          $ 24         $(190)
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

     On an tax equivalent basis, net interest income increased $1,015,000, or 9.9% to $11,256,000 for the six months ended June 30, 2000, from $10,241,000 for the same period in 1999. The increase in net interest income for the six months ended June 30, 2000, was primarily due to an increase in rates on earning assets combined with an increase in the volume of earning assets offset by a slight increase in the deposit rates combined with a higher deposit base.

     For the six months ended June 30, 2000, average earning assets increased by $44,722,000, or 8.9%, and average interest- bearing liabilities increased $49,174,000, or 11.3%, compared with average balances for the six months ended June 30, 1999.

     Changes in average balances, as a percent of average earnings assets, are shown below:

     * average loans (as a percent of average earnings assets) increased 4.4% to 72.1% for the six months ended June 30, 2000 from 67.7% for the six months ended June 30, 1999

     * average securities (as a percent of average earnings assets) decreased 2.8% to 27.5% for the six months ended June 30, 2000 from 30.3% for the six months ended June 30, 1999

     * net interest margin, on a tax equivalent basis, increased to 4.09% for the six months ended June 30, 2000, from 4.06% for the six months ended June 30, 1999

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 2000 and 1999 was $150,000 and was $300,000 for the six months ended June 30, 2000 and 1999. For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended and six months ended June 30, 2000 and 1999 (in thousands):

                                        THREE MONTHS ENDED                          SIX MONTHS ENDED
                              2000            1999       $ CHANGE          2000           1999       $ CHANGE
Trust ..............         $  448         $  464         $(16)         $  961         $  945         $  16
Brokerage ..........            138            109           29             275            229            46
Service charges ....            616            573           43           1,208          1,073           135
Mortgage banking ...            107            195          (88)            169            524          (355)
Other ..............            307            346          (39)            613            684           (71)
  Total other income         $1,616         $1,687         $(71)         $3,226         $3,455         $(229)

     * Total non-interest income decreased to $3,226,000 for the six months ended June 30, 2000, compared to $3,455,000 for the same period in 1999.

     * Trust revenues increased $16,000 or 1.7% to $961,000 for the six months ended June 30, 2000, compared to $945,000 for the same period in 1999.

     Trust assets, reported at market value, were $318 million at June 30, 2000, $324 million at December 31, 1999 and $311 million at June 30, 1999.

     * Revenues from brokerage and annuity sales increased $46,000 or 20.1% for the six months ended June 30, 2000, compared with the same period in 1999, as a result of increased sales of annuities.

     * Fees from service charges increased $135,000 or 12.6% to $1,208,000 for the six months ended June 30, 2000, compared to $1,073,000 for the same period in 1999. This increase was primarily due to an increase in the number of savings and transaction accounts and an increase in the fees charges on deposit accounts.

     * Mortgage banking income decreased $355,000 or 67.8% to $169,000 for the six months ended June 30, 2000, compared to $524,000 for the same period in 1999. This decrease was due to a lower number of fixed rate loans originated and sold by First Mid Bank. This decrease in volume is largely attributed to fewer re- financings by customers as a result of rising interest rates. Loans sold are as follows:
          * $7.0 million (representing 93 loans) for the six months ended June 30, 2000
          * $32.2 million (representing 415 loans) for the six months ended June 30, 1999

     * Other income decreased $71,000 or 10.4% to $613,000 for the six months ended June 30, 2000, compared to $684,000 for the same period in 1999.

OTHER EXPENSE

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the six months ended June 30, 2000 and 1999 (in thousands):

                                                THREE MONTHS ENDED                            SIX MONTHS ENDED
                                      2000           1999       $ CHANGE           2000           1999       $ CHANGE
Salaries and benefits .....         $2,516         $2,402         $ 114          $5,026         $4,655         $ 371
Occupancy and equipment ...            905            852            53           1,783          1,621           162
FDIC premiums .............             25             27            (2)             51             54            (3)
Amortization of intangibles            300            191           109             602            382           220
Stationery and supplies ...            124            189           (65)            272            363           (91)
Legal and professional fees            205            283           (78)            375            507          (132)
Marketing and promotion ...            249            195            54             406            314            92
Other operating expenses ..            728            649            79           1,433          1,260           173
  Total other expense .....         $5,052         $4,788         $ 264          $9,948         $9,156         $ 792

     * Total non-interest expense increased to $9,948,000 for the six months ended June 30, 2000, compared to $9,156,000 for the same period in 1999.

     * Salaries and employee benefits, the largest component of other expense, increased $371,000 or 8.0% to $5,026,000 for the six months ended June 30, 2000, compared to $4,655,000 for the same period in 1999. This increase can be explained by:
          *    merit increases for continuing employees
          * Monticello, Taylorville and DeLand branch employees added to the Company in May, 1999 and Decatur branch employees added in April, 2000

          There were 275 FTE employees at June 30, 2000.

     * Occupancy and equipment expense increased $162,000 or 10.0% to $1,783,000 for the six months ended June 30, 2000, compared to
          $1,621,000 for the same period in 1999. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on buildings in Monticello, Taylorville, DeLand, Tuscola and Decatur.

     * Amortization of intangible assets increased $220,000 or 57.6% to $602,000 for the six months ended June 30, 2000, compared to $382,000 for the same period in 1999. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

     * All other categories of operating expenses increased a net of $39,000 or 1.6% to $2,537,000 for the six months ended June 30, 2000, compared to $2,498,000 for the same period in 1999.

INCOME TAXES

     Total income tax expense amounted to $938,000 for the six months ended June 30, 2000, compared to $1,241,000 for the same period in 1999. Effective tax rates were 24.3% and 31.9% for the periods ended June 30, 2000 and 1999. The Company donated property with a current market value in excess of the remaining book value to the local school district during the second quarter of 2000 which led to a lower effective tax rate in 2000.

ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2000 and December 31, 1999 (in thousands):

                               June 30,        DECEMBER 31,
                                 2000               1999
Real estate - mortgage         $286,617         $273,293
Commercial, financial
  and agricultural ...           95,461           89,176
Installment ..........           27,025           24,501
Other ................            1,063            1,349
  Total loans ........         $410,166         $388,319

     At June 30, 2000, the Company had loan concentrations in agricultural industries of $64.2 million, or 15.6%, of outstanding loans and $59.5 million, or 15.3%, at December 31, 1999. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $1.9 million as of June 30, 2000.

     The following table presents the balance of loans outstanding as of June 30, 2000, by maturities (dollars in thousands):

MATURITY (1)
                                                                       OVER 1
                                                    ONE YEAR           THROUGH          OVER
                                                   OR LESS (2)         5 YEARS         5 YEARS           TOTAL
Real estate - mortgage .....................         $ 61,189         $186,240         $39,188         $286,617
Commercial, financial
  and agricultural .........................           62,619           28,967           3,875           95,461
Installment ................................            5,582           20,095           1,348           27,025
Other ......................................              198              403             462            1,063
  Total loans ..............................         $129,588         $235,705         $44,873         $410,166
(1) Based on scheduled principal repayments
(2) Includes demand loans, past due loans and overdrafts.

     As of June 30, 2000, loans with maturities over one year consisted of $247,474,000 in fixed rate loans and $33,104,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

NONPERFORMING LOANS

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2000 and December 31, 1999 (in thousands):

                                     June 30,    December 31,
                                       2000           1999
Nonaccrual loans ...........         $1,166         $1,430
Loans past due ninety days
  or more and still accruing            504            366
Renegotiated loans which are
  performing in accordance
  with revised terms .......            244             81
Total Nonperforming Loans ..         $1,914         $1,877

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

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2000, the Company's loan portfolio included $64.2 million of loans to borrowers whose businesses are directly related to agriculture. The balance remained stable from $59.5 million at December 31, 1999. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.

     Loan loss experience for the six month period ended June 30, 2000 and 1999, are summarized as follows (dollars in thousands):

                                                       June 30,
                                              2000                   1999
Average loans outstanding,
  net of unearned income ............         $396,614          $341,868
Allowance-beginning of period .......         $  2,939          $  2,715
Balance of acquired branches ........               --               150
Charge-offs:
Real estate-mortgage ................               18                --
Commercial, financial & agricultural                55               170
Installment .........................               54                40
  Total charge-offs .................              127               210
Recoveries:
Real estate-mortgage ................                1                 1
Commercial, financial & agricultural                10                 7
Installment .........................               10                11
  Total recoveries ..................               21                18
Net charge-offs .....................              106               192
Provision for loan losses ...........              300               300
Allowance-end of period .............         $  3,133          $  2,973
Ratio of net charge-offs to
  average loans .....................              .03%              .06%
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period) ........              .76%              .83%
Ratio of allowance for loan losses
  to nonperforming loans ............            163.7%            109.6%

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

     During the first six months of 2000, the Company had net charge-offs of $106,000, compared to $192,000 for the same period in 1999. At June 30, 2000, the allowance for loan losses amounted to $3,133,000, or .76% of total loans, and 163.7% of nonperforming loans. At June 30, 1999, the allowance was $2,973,000, or .83% of total loans, and 109.6% of nonperforming loans.


SECURITIES

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for June 30, 2000 and December 31, 1999 (in thousands):

                                                JUNE 30,                    DECEMBER 31,
                                                 2000                           1999
                                                         % OF                           % OF
                                          AMOUN         TOTAL          AMOUNT           TOTAL
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies ....         $ 90,983          59%         $ 92,180          58%
Obligations of states and
 political subdivisions .......           30,713          20%           30,281          19%
Mortgage-backed securities ....           30,087          19%           32,578          21%
Other securities ..............            3,096           2%            2,579           2%
    Total securities ..........         $154,879         100%         $157,618         100%

     At June 30, 2000, the Company's investment portfolio showed a slight increase in obligations of states and political subdivisions. While the volume of mortgage-backed securities decreased, all other types of securities remained constant.

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for- sale and held-to-maturity securities by major security type at June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                         GROSS           GROSS          ESTIMATED
                                                  AMORTIZED           UNREALIZED      UNREALIZED           FAIR
June 30, 2000                                        COST                GAINS          LOSSES            VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies         $ 90,983         $     --         $ (3,972)         $ 87,011
Obligations of states and political
 subdivisions .............................           27,581               71             (762)           26,890
Mortgage-backed securities ................           30,087               41             (657)           29,471
Federal Home Loan Bank stock ..............            2,430               --               --             2,430
Other securities ..........................              666               --               --               666
 Total available-for-sale .................         $151,747         $    112         $ (5,391)         $146,468
Held-to-maturity:
Obligations of states and political
 subdivisions .............................         $  3,132         $      5         $    (47)         $  3,090

DECEMBER 31, 1999
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies         $ 92,180         $     --         $ (3,748)         $ 88,432
Obligations of states and political
 subdivisions .............................           28,149               49           (1,108)           27,090
Mortgage-backed securities ................           32,578               58             (580)           32,056
Federal Home Loan Bank stock ..............            1,913               --               --             1,913
Other securities ..........................              666               --               --               666
  Total available-for-sale ................         $155,486         $    107         $ (5,436)         $150,157
Held-to-maturity:
Obligations of states and political
 subdivisions .............................         $  2,132         $      8         $    (63)         $  2,077

     The following table indicates the expected maturities of investment securities classified as available-for- sale and held-to-maturity, presented at amortized cost, at June 30, 2000 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1           AFTER 5             AFTER
                                           YEAR            THROUGH           THROUGH              TEN
                                          OR LESS          5 YEARS          10 YEARS             YEARS             TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....         $  3,000          $ 71,502          $ 12,261          $  4,220          $ 90,983
Obligations of state and
  political subdivisions .......            1,717             2,848            12,285            10,731            27,581
Mortgage-backed securities .....              251             1,532             1,367            26,937            30,087
Other securities ...............             --                --                --               3,096             3,096
Total Investments ..............         $  4,968          $ 75,882          $ 25,913          $ 44,984          $151,747
Weighted average yield .........             5.67%             5.77%             5.53%             6.34%             5.91%
Full tax-equivalent yield ......             6.53%             5.84%             6.47%             6.84%             6.28%
Held-to-maturity:
Obligations of state and
  political subdivisions .......         $    405          $  1,251          $    810          $    666          $  3,132
Weighted average yield .........             5.08%             5.05%             5.44%             5.41%             5.23%
Full tax-equivalent yield ......             7.34%             7.29%             7.89%             7.90%             7.58%

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

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 2000.

     Investment securities carried at approximately $123,040,000 and $124,368,000 at June 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


DEPOSITS

     Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2000 and for the year ended December 31, 1999 (dollars in thousands):

                                                   JUNE 30,                          DECEMBER 31,
                                                     2000                                1999
                                                            WEIGHTED                            WEIGHTED
                                                             AVERAGE                             AVERAGE
                                            AMOUNT            RATE              AMOUNT            RATE
Demand deposits:
  Non-interest bearing                   $ 61,807                 -          $ 60,557                 -
  Interest bearing                        160,459             2.95%           147,753             2.58%
Savings                                    40,490             2.33%            40,875             2.31%
Time deposits                             222,528             5.19%           225,451             5.09%
  Total average deposits                  485,284             3.55%          $474,636             3.42%

     The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2000 and December 31, 1999 (in thousands):

                                 JUNE 30,      December 31,
                                   2000           1999
3 months or less .......         $16,783         $16,915
Over 3 through 6 months           11,581          11,708
Over 6 through 12 months          10,181          11,444
Over 12 months .........           6,247           3,854
  Total ................         $44,792         $43,921


OTHER BORROWINGS

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings as of June 30, 2000 and December 31, 1999 is presented below (in thousands):

                                                         June 30,      December 31,
                                                           2000            1999
  Securities sold under agreements to repurchase         $26,121          $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................          28,049            3,000
    Fixed term - due after one year ............          10,300           18,500
  Federal funds purchased ......................            --              1,175
    Total ......................................         $64,470          $54,983
    Average interest rate at end of period .....            6.27%            4.86%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase         $26,121          $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................          33,575           18,000
    Fixed term - due after one year ............          13,000           20,500
  Federal funds purchased ......................           1,000            1,175
    Total ......................................         $73,696          $71,983
Averages for the Period Ended
  Securities sold under agreements to repurchase         $23,295          $22,063
  Federal Home Loan Bank advances:
    Overnight ..................................          21,147            1,486
    Fixed term - due after one year ............          10,819           17,116
  Federal funds purchased ......................           1,547              345
    Total ......................................         $56,808          $41,010
    Average interest rate during the period ....            5.78%            4.65%

     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of the following:
          * $5 million advance with a 5- year maturity, no call option by the Federal Home Loan Bank for one year, first call 3/30/01, and an interest rate of 6.16%
          * $3 million advance with a 5- year maturity, a quarterly call option by the Federal Home Loan Bank and an interest rate of 5.85%
          * $2.3 million advance with a 5- year maturity, no call option by the Federal Home Loan Bank for nine months and quarterly thereafter, first call 1/7/01, and an interest rate of 6.10%

INTEREST RATE SENSITIVITY

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at June 30, 2000 (in thousands):


                                                          NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS: .............           0-1             1-3             3-6            6-12           12+
Federal funds sold ...................     $      95       $    --         $    --         $    --         $    --
Taxable investment securities ........        17,386           6,956           4,747          11,425          79,065
Nontaxable investment securities .....           --              335           2,463             432          26,792
Loans ................................        52,940          19,348          37,827          51,417         248,634
  Total ..............................     $  70,421       $  26,639       $  45,037       $  63,274       $ 354,491
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts ..........       146,851            --              --              --              --
Money market accounts ................        50,636            --              --              --              --
Other time deposits ..................        25,467          38,724          56,135          52,139          55,791
Other borrowings .....................        54,125            --              --              --            10,345
Long-term debt .......................         4,325            --              --              --              --
  Total ..............................     $ 281,404       $  38,724       $  56,135       $  52,139       $  66,136
  Periodic GAP .......................     $(210,983)      $ (12,085)      $ (11,098)      $  11,135       $ 288,355
  Cumulative GAP .....................     $(210,983)      $(223,068)      $(234,166)      $(223,031)      $  65,324
GAP as a % of interest earning assets:
  Periodic ...........................         (37.7%)          (2.2%)          (2.0%)           2.0%           51.5%
  Cumulative .........................         (37.7%)         (39.8%)         (41.8%)         (39.8%)          11.7%

     At June 30, 2000, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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


CAPITAL RESOURCES

     At June 30, 2000, the Company's stockholders' equity increased $1,644,000 or 3.2% to $53,162,000 from $51,518,000 as of December 31, 1999. During the first six months of 2000, net income contributed $2,925,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $31,000, net of tax.

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

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that as of June 30, 2000 and December 31, 1999 all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of June 30, 2000, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk- based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                          FOR CAPITAL                PROMPT CORRECTIVE
                                              ACTUAL                   ADEQUACY PURPOSES             ACTION PROVISIONS
                                       AMOUNT          RATIO         AMOUNT          RATIO         AMOUNT          RATIO
JUNE 30, 2000
Total Capital
  (to risk-weighted assets)
  Company .................           $46,790          11.86%       $31,549         > 8.00%       $39,437         > 10.00%
  First Mid Bank ..........            47,963          12.28%        31,252         > 8.00%        39,064         > 10.00%
Tier 1 Capital
  (to risk-weighted assets)
  Company .................            43,657          11.07%        15,775         > 4.00%        23,662         >  6.00
  First Mid Bank ..........            44,830          11.48%        15,626         > 4.00%        23,439         >  6.00
Tier 1 Capital
  (to average assets)
  Company .................            43,657           7.29%        23,941         > 4.00%        29,926         >  5.00%
  First Mid Bank ..........            44,830           7.52%        23,842         > 4.00%        29,803         >  5.00%

                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                          FOR CAPITAL                PROMPT CORRECTIVE
                                              ACTUAL                   ADEQUACY PURPOSES             ACTION PROVISIONS
                                       AMOUNT          RATIO         AMOUNT          RATIO         AMOUNT          RATIO
DECEMBER 31, 1999
Total Capital
  (to risk-weighted assets)
  Company .................           $44,381          11.98%       $29,648         > 8.00%       $37,060        > 10.00%
  First Mid Bank ..........            45,409          12.40%        29,305         > 8.00%        36,631        > 10.00%
Tier 1 Capital
  (to risk-weighted assets)
  Company .................            41,442          11.18%        14,824         > 4.00%        22,236        >  6.00%
  First Mid Bank ..........            42,470          11.59%        14,652         > 4.00%        21,979        >  6.00%
Tier 1 Capital
  (to average assets)
  Company .................            41,442           6.96         24,347         > 4.00%        30,434        >  5.00%
  First Mid Bank ..........            42,470           7.19         23,630         > 4.00%        29,538        >  5.00%

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.


STOCK PLANS

     The Company has four plans through which Company stock may be purchased by participants, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 1999 Form 10-K.

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

     The Company announced a Stock Repurchase Program in August, 1998 to allow the Company to repurchase up to 3% of its common stock. In March, 2000, the Board of Directors of the Company authorized the repurchase of an additional 5%. The shares will be repurchased at the most recent market price of the stock. The Company repurchased 43,845 shares (1.9%) at a total price of $1,411,000 during the six months ended June 30, 2000 and 9,696 shares (.4%) at a total price of $337,000 for the year ended December 31, 1999. A total of 67,080 shares have been repurchased from the inception of this program to June 30, 2000, and are held in treasury.


LIQUIDITY

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At June 30, 2000, the excess collateral at the Federal Home Loan Bank will support approximately $61 million of additional advances.

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO.
133. This statement focuses mainly on guidance related to specific issues that would ease implementation difficulties for a large number of entities. The Board amended SFAS 133 by expanding the normal purchases and normal sales exception, permitting an entity to hedge to a designated benchmark interest rate defined as either the Treasury Rate or the London Interbank Offered Rate swap rate, permitting entities to hedge recognized foreign-currency-denominated assets and liabilities for which a foreign currency transaction gain or loss is recognized in earnings and permitting certain internal derivatives to qualify for hedge accounting in the consolidated financial statements even though internal derivatives are offset on a net or aggregate basis, rather than individually, by third party derivative contracts. SFAS 133 continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 is to be adopted concurrently with SFAS 133. Adoption of SFAS 138 is not expected to have a material impact on the Company's financial position, results of operation or liquidity.


PENDING LITIGATION

     Heartland Savings Bank, a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal claims in Washington D.C. Refer to "PART II, ITEM 1, LEGAL PROCEEDINGS".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material changes in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10- K for the year ended December 31, 1999.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 17, 2000. At the meeting, Richard Anthony Lumpkin and William S. Rowland were elected to serve as Class II directors with terms expiring in 2003. Continuing Class I directors (term expiring in 2002) are Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom and continuing Class III directors (term expiring in 2001) are Charles
A. Adams, Daniel E. Marvin, Jr., and Ray Anthony Sparks.

     There were 2,272,043 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

      Election of Directors                For               Withheld
      Richard Anthony Lumpkin           2,046,199              3,380
      William S. Rowland                2,045,699              3,800


ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

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

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                                    (Company)

                             /s/ William S. Rowland
                     -------------------------------------*
                               William S. Rowland
                      President and Chief Executive Officer


                              /s/ Michael L. Taylor
                     -------------------------------------*
                                Michael L. Taylor
                             Chief Financial Officer




                             Dated: August 11, 2000
                             *---------------------*

                                           EXHIBIT INDEX TO FORM 10-Q
       EXHIBIT
       NUMBER                              DESCRIPTION AND FILING OR INCORPORATION REFERENCE
        11.1          STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
                      (Filed herewith)
        27.1          FINANCIAL DATA SCHEDULE
                      (Filed herewith)