Form 10-Q
period 2000-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2000-11-13
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                       COMMISSION FILE NUMBER: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 10, 2000, 2,242,294 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (unaudited)                                    September 30,      December 31,
(In thousands, except share data)                                                2000             1999
ASSETS
Cash and due from banks:
  Non-interest bearing ..............................................        $  16,515         $  21,054
  Interest bearing ..................................................               --                78
Federal funds sold ..................................................              112               710
  Cash and cash equivalents .........................................           16,627            21,842
Investment securities:
  Available-for-sale, at fair value .................................          151,001           150,157
  Held-to-maturity, at amortized cost (estimated fair
    value of $3,109 and $2,077 at September 30, 2000
    and December 31, 1999, respectively) ............................            3,102             2,132
Loans ...............................................................          423,181           388,319
Less allowance for loan losses ......................................            3,182             2,939
  Net loans .........................................................          419,999           385,380
Premises and equipment, net .........................................           15,589            16,153
Intangible assets, net ..............................................           12,444            13,340
Other assets ........................................................           13,016            12,099
  TOTAL ASSETS ......................................................        $ 631,778         $ 601,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing ..............................................        $  61,474         $  60,555
  Interest bearing ..................................................          429,747           424,456
  Total deposits ....................................................          491,221           485,011
Federal funds purchased .............................................              500             1,175
Securities sold under agreements to repurchase ......................           22,676            32,308
Federal Home Loan Bank advances-short term ..........................           40,900             3,000
Federal Home Loan Bank advances-long term ...........................           12,300            18,500
Long-term debt ......................................................            4,325             4,325
Other liabilities ...................................................            4,693             5,266
  TOTAL LIABILITIES .................................................          576,615           549,585
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,323,965 shares in 2000 and
  2,302,022 shares in 1999 ..........................................            9,296             9,208
Additional paid-in-capital ..........................................           12,257            11,608
Retained earnings ...................................................           38,435            34,835
Deferred compensation ...............................................            1,212             1,123
Accumulated other comprehensive loss ................................           (2,320)           (3,265)
Less treasury stock at cost, 77,078 shares
  in 2000 and 25,235 shares in 1999 .................................           (3,717)           (1,991)
TOTAL STOCKHOLDERS' EQUITY ..........................................           55,163            51,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................        $ 631,778         $ 601,103
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)                 THREE MONTHS ENDED                   NINE MONTHS ENDED
(In thousands, except per share data)                                September 30,                      September 30,
                                                                 2000             1999               2000            1999
INTEREST INCOME:
Interest and fees on loans ...........................       $  8,983         $  7,664           $ 25,641        $ 21,706
Interest on investment securities ....................          2,286            2,304              6,856           6,542
Interest on federal funds sold .......................             28              180                 91             439
Interest on deposits with
  other financial institutions .......................              2               18                  6              --
  Total interest income ..............................         11,299           10,166             32,594          28,687
INTEREST EXPENSE:
Interest on deposits .................................          4,776            4,297             13,386          11,892
Interest on securities sold under agreements
  to repurchase ......................................            343              243                943             631
Interest on Federal Home Loan Bank advances ..........            726              197              1,721             695
Interest on Federal funds purchased ..................             10                1                 57               8
Interest on long-term debt ...........................             86               70                244             206
  Total interest expense .............................          5,941            4,808             16,351          13,432
  Net interest income ................................          5,358            5,358             16,243          15,255
Provision for loan losses ............................            100              150                400             450
  Net interest income after provision ................          5,258            5,208             15,843          14,805
OTHER INCOME:
Trust revenues .......................................            401              514              1,362           1,459
Brokerage revenues ...................................             95              111                370             340
Service charges ......................................            628              617              1,836           1,690
Securities losses ....................................             (3)              --                 (3)             --
Mortgage banking income ..............................             92               42                261             566
Other ................................................            302              281                915             965
  Total other income .................................          1,515            1,565              4,741           5,020
OTHER EXPENSE:
Salaries and employee benefits .......................          2,519            2,487              7,545           7,142
Net occupancy and equipment expense ..................            919              903              2,702           2,524
Amortization of intangible assets ....................            294              302                896             684
Stationery and supplies ..............................            126              141                398             504
Legal and professional ...............................            232              375                607             882
Marketing and promotion ..............................            205              154                611             468
Other ................................................            658              684              2,142           1,998
  Total other expense ................................          4,953            5,046             14,901          14,202
Income before income taxes ...........................          1,820            1,727              5,683           5,623
Income taxes .........................................            536              454              1,474           1,695
  Net income .........................................       $  1,284         $  1,273           $  4,209        $  3,928
Per share data:
Basic earnings per share .............................       $    .57         $    .58           $   1.85        $   1.83
Diluted earnings per share ...........................       $    .57         $    .55           $   1.85        $   1.72
See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                             FOR THE NINE MONTHS ENDED
                                                                                     September 30,
(In thousands)                                                                   2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................................        $  4,209          $  3,928
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses ..........................................             400               450
  Depreciation, amortization and accretion, net ......................           2,192             1,748
  Loss on sale of securities, net ....................................               3                --
  (Gain) loss on sale of other real property owned, net ..............              47               (88)
  Gain on sale of mortgage loans held for sale, net ..................            (204)             (511)
  Origination of mortgage loans held for sale ........................         (11,025)          (26,563)
  Proceeds from sale of mortgage loans held for sale .................          11,929            34,559
  Decrease in other assets ...........................................            (908)           (3,517)
  Increase (decrease) in other liabilities ...........................            (486)            1,702
Net cash provided by operating activities ............................           6,157            11,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights ..........................            (111)              (36)
Purchases of premises and equipment ..................................            (858)           (2,369)
Net increase in loans ................................................         (35,719)          (28,284)
Proceeds from sales of securities available-for-sale .................             607                --
Proceeds from maturities of securities available-for-sale ............           5,833            28,068
Proceeds from maturities of securities held-to-maturity ..............              30               135
Purchases of securities available-for-sale ...........................          (4,817)          (33,847)
Purchases of securities held-to-maturity .............................          (1,746)             (332)
Purchase of financial organization, net of cash received .............              --            46,441
Net cash provided by (used in) investing activities ..................         (36,781)            9,776
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..................................           6,210           (13,181)
Decrease in repurchase agreements ....................................          (9,632)           (2,383)
Decrease in federal funds purchased ..................................            (675)               --
Increase (decrease) in short-term borrowings .........................          37,900            (4,000)
Decrease in long-term borrowings .....................................          (6,200)             (375)
Proceeds from issuance of common stock ...............................              12               344
Purchase of treasury stock ...........................................          (1,637)             (171)
Dividends paid on preferred stock ....................................              --               (45)
Dividends paid on common stock .......................................            (569)             (515)
Net cash provided by (used in) financing activities ..................          25,409           (20,326)
Increase (decrease) in cash and cash equivalents .....................          (5,215)            1,158
Cash and cash equivalents at beginning of period .....................          21,842            21,772
Cash and cash equivalents at end of period ...........................        $ 16,627          $ 22,930
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest ...........................................................        $ 16,587          $ 13,399
  Income taxes .......................................................           1,930             1,989
Loans transferred to real estate owned ...............................             102               497
Dividends reinvested in common stock .................................             724               651
See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation.
The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 2000 and 1999, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 2000, are not necessarily indicative of the results expected for the year ending December 31, 2000.

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

COMPREHENSIVE INCOME

     The Company's comprehensive income for the three month and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   September 30,            September 30,
(In thousands)                                    2000         1999         2000        1999
Net income ...............................     $ 1,284      $ 1,273      $ 4,209      $ 3,928
Other comprehensive income:
  Unrealized gain (loss) during the period       1,382         (679)       1,429       (4,024)
  Less: realized loss during the period ..           3         --              3         --
  Tax effect .............................        (471)         231         (487)       1,368
Comprehensive income .....................     $ 2,198      $   825      $ 5,154      $ 1,272


EARNINGS PER SHARE

     Income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock in 1999 and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options and, for 1999 periods, by the assumed conversion of the convertible preferred stock. On November 15, 1999, the Company issued shares of its common stock to holders of its Series A Convertible preferred stock upon the Company's election to convert all such preferred stock into common stock.

     The components of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         September 30,                          September 30,
                                                     2000             1999                    2000          1999
BASIC EARNINGS PER SHARE:
Net  income ................................     $1,284,000        $1,273,000              $4,209,000     $3,928,000
Less preferred stock dividends .............             --           (71,000)                     --       (213,000)
Net  income available to common stockholders     $1,284,000        $1,202,000              $4,209,000     $3,715,000
Weighted average common shares outstanding .      2,251,541         2,029,636               2,270,571      2,021,861
Basic Earnings per Common Share ............     $      .57        $      .58              $     1.85     $     1.83
DILUTED EARNINGS PER SHARE:
Net  income available to common stockholders     $1,284,000        $1,202,000              $4,209,000     $3,715,000
Assumed conversion of preferred stock ......             --            71,000                      --        213,000
Net income available to common stock-
  holders after assumed conversion .........     $1,284,000        $1,273,000              $4,209,000     $3,928,000
Weighted average common shares outstanding .      2,251,541         2,029,636               2,270,571      2,021,861
Assumed conversion of stock options ........          3,127             8,273                   4,308          7,711
Assumed conversion of preferred stock ......             --           248,179                      --        250,604
Diluted weighted average common
  shares outstanding .......................      2,254,668         2,286,088               2,274,879      2,280,176
Diluted Earnings per Common Share ..........     $      .57        $      .55              $     1.85     $     1.72


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

OVERVIEW

     Net income for the three months ended September 30, 2000 was $1,284,000 ($.57 diluted EPS), an increase of $11,000 from $1,273,000 ($.55 diluted EPS) for the same period in 1999. A summary of the factors which contributed to the changes in net income for the three months is shown in the table below.

     Net income for the nine months ended September 30, 2000 was $4,209,000 ($1.85 diluted EPS), an increase of $281,000 from $3,928,000 ($1.72 diluted EPS) for the same period in 1999. A summary of the factors which contributed to the changes in net income for the nine months is shown in the table below.


                                                          2000 VERSUS 1999
(In thousands)                                      THREE MONTHS    NINE MONTHS
Net interest income ...........................     $    50          $ 1,038
Other income, including securities transactions         (50)            (279)
Other expenses ................................          93             (699)
Income taxes ..................................         (82)             221
Increase in net income ........................     $    11          $   281

     The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2000 and 1999, as compared to the performance ratios for the year ended December 31, 1999:

                                           September 30,      December 31,
                                         2000       1999          1999
Return on average assets .......          .92%       .92%          .91%
Return on average equity .......        10.63%     10.18%        10.14%
Return on average common equity         10.63%     10.19%        10.08%
Average equity to average assets         8.65%      9.09%         8.96%


RESULTS OF OPERATIONS

NET INTEREST INCOME

     The largest source of operating revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

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

                                                 NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000                       SEPTEMBER 30, 1999
                                        AVERAGE                     AVERAGE       AVERAGE                    AVERAGE
                                        BALANCE      INTEREST        RATE         BALANCE      INTEREST       RATE
ASSETS
Interest-bearing deposits              $    117       $     6         6.27%       $ 1,792      $    67        4.95%
Federal funds sold                        2,015            91         6.03%        10,266          372        4.83%
Investment securities
  Taxable                               120,984         5,774         6.36%       125,676        5,506        5.84%
  Tax-exempt (1)                         30,152         1,639         7.25%        29,617        1,569        7.06%
Loans (2)(3)                            403,638        25,641         8.47%       351,144       21,706        8.24%
Total earning assets                    556,906        33,151         7.94%       518,495       29,220        7.51%
Cash and due from banks                  16,483                                    16,336
Premises and equipment                   15,897                                    14,399
Other assets                             24,080                                    19,982
Allowance for loan losses                (3,113)                                   (2,879)
Total assets                           $610,253                                  $566,333
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                      $163,440       $ 3,765         3.07%      $143,283      $ 2,678        2.49%
  Savings deposits                       39,891           716         2.39%        40,585          694        2.28%
  Time deposits                         222,889         8,905         5.33%       223,297        8,520        5.09%
Securities sold under
  agreements to repurchase               23,349           943         5.38%        20,512          631        4.10%
FHLB advances                            35,559         1,721         6.45%        18,343          695        5.05%
Federal funds purchased                   1,223            57         6.23%           202            8        5.04%
Long-term debt                            4,325           244         7.53%         4,447          206        6.17%
Total interest-bearing
    liabilities                         490,676        16,351         4.44%       450,669       13,432        3.97%
Demand deposits                          62,148                                    60,013
Other liabilities                         4,623                                     4,187
Stockholders' equity                     52,806                                    51,464
Total liabilities & equity             $610,253                                  $566,333
Net interest income (TE)                              $16,800                                  $15,787
Net interest spread                                                   3.48%                                   3.54%
Impact of non-interest
 bearing funds                                                         .53%                                    .52%
Net yield on interest-
  earning assets (TE)                                                 4.02%                                   4.06%

<F1>
(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
<F2>
(2) Loan fees are included in interest income and are not material.
<F3>
(3) Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the nine months ended September 30, 2000, as compared to the same period in 1999 (in thousands):

                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               2000 COMPARED TO 1999
                                                               INCREASE / (DECREASE)
                                              TOTAL                                           RATE/
                                             CHANGE          VOLUME           RATE           VOLUME (4)
EARNING ASSETS:
Interest-bearing deposits .........        $   (61)        $   (62)        $    18         $   (17)
Federal funds sold ................           (281)           (300)             93             (74)
Investment securities:
  Taxable .........................            268            (206)            492             (18)
  Tax-exempt (1) ..................             70              28              41               1
Loans (2)(3) ......................          3,935           3,244             601              90
  Total interest income ...........          3,931           2,704           1,245             (18)
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits .................          1,087             376             623              88
  Savings deposits ................             22             (12)             35              (1)
  Time deposits ...................            384             (16)            401              (1)
Securities sold under
  agreements to repurchase ........            312              88             197              27
FHLB advances .....................          1,026             653             192             181
Federal funds purchased ...........             49              38               2               9
Long-term debt ....................             38              (6)             45              (1)
  Total interest expense ..........          2,918           1,121           1,495             302
 Net interest income ..............        $ 1,013         $ 1,583         $  (250)        $  (320)

<F1>
(1) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
<F2>
(2) Loan fees are included in interest income and are not material.
<F3>
(3) Nonaccrual loans are not material and have been included in the average balances.
<F4>
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

     On an tax equivalent basis, net interest income increased $1,013,000, or 6.4% to $16,800,000 for the nine months ended September 30, 2000, from $15,787,000 for the same period in 1999. The increase in net interest income for the nine months ended September 30, 2000, was primarily due to an increase in rates on earning assets combined with an increase in the volume of earning assets offset by an increase in the rates combined with higher average interest-bearing liabilities.

     For the nine months ended September 30, 2000, average earning assets increased by $38,411,000, or 7.4%, and average interest-bearing liabilities increased $40,007,000, or 8.9%, compared with average balances for the nine months ended September 30, 1999.

     Changes in average balances, as a percent of average earnings assets, are shown below:

     * average loans (as a percent of average earnings assets) increased 4.8% to 72.5% for the nine months ended September 30, 2000 from 67.7% for the nine months ended September 30, 1999.

     * average securities (as a percent of average earnings assets) decreased 2.9% to 27.1% for the nine months ended September 30, 2000 from 30.0% for the nine months ended September 30, 1999.

     * average interest-bearing liabilities (as a percent of average earnings assets) increased 1.2% to 88.1% for the nine months ended September 30, 2000 from 86.9% for the nine months ended September 30, 1999.

     * net interest margin, on a tax equivalent basis, decreased to 4.02% for the nine months ended September 30, 2000, from 4.06% for the nine months ended September 30, 1999.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended September 30, 2000 and 1999 was $100,000 and $150,000, respectively, and was $400,000 and $450,000, respectively,  for the nine  months  ended  September  30,  2000 and  1999.  For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended and nine months ended September 30, 2000 and 1999 (in thousands):

                                           THREE MONTHS ENDED                               NINE MONTHS ENDED
                                  2000            1999          $ CHANGE          2000            1999          $ CHANGE
Trust                          $   401         $   514         $ (113)         $ 1,362         $ 1,459           $ (97)
Brokerage                           95             111            (16)             370             340              30
Service charges                    628             617              11           1,836           1,690             146
Security gains (losses)             (3)             --              (3)             (3)             --              (3)
Mortgage banking                    92              42              50             261             566            (305)
Other                              302             281              21             915             965             (50)
  Total other income           $ 1,515         $ 1,565          $ (50)         $ 4,741         $ 5,020          $ (279)

* Total non-interest income decreased to $4,741,000 for the nine months ended September 30, 2000, compared to $5,020,000 for the same period in 1999.

* Trust revenues decreased $97,000 or 6.6% to $1,362,000 for the nine months ended September 30, 2000, compared to $1,459,000 for the same period in 1999.

     Trust assets, reported at market value, were $307 million at September 30, 2000, $324 million at December 31, 1999 and $316 million at September 30, 1999.

* Revenues from brokerage and annuity sales increased $30,000 or 8.8% for the nine months ended September 30, 2000, compared with the same period in 1999, as a result of increased sales of annuities.

* Fees from service charges increased $146,000 or 8.4% to $1,836,000 for the nine months ended September 30, 2000, compared to $1,690,000 for the same period in 1999. This increase was primarily due to an increase in the number of savings and transaction accounts and an increase in the fees charged on deposit accounts.

* Security gains (losses) showed a net loss of $3,000 for the nine months ended September 30, 2000 as compared with no net gain or loss for the same period in 1999.

* Mortgage banking income decreased $305,000 or 53.9% to $261,000 for the nine months ended September 30, 2000, compared to $566,000 for the same period in 1999. This decrease was due to a lower number of fixed rate loans originated and sold by First Mid Bank. This decrease in volume is largely attributed to fewer re-financings by customers as a result of rising interest rates. Loans sold are as follows:

     * $11.7 million (representing 163 loans) for the nine months ended September 30, 2000.
     * $34.0 million (representing 439 loans) for the nine months ended September 30, 1999.

* Other income decreased $50,000 or 5.2% to $915,000 for the nine months ended September 30, 2000, compared to $965,000 for the same period in 1999. This decrease was partially attributed to a gain on the sale of real property during second quarter 1999.

OTHER EXPENSE

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                  2000           1999        $ CHANGE         2000           1999        $ CHANGE
Salaries and benefits          $ 2,519        $ 2,487          $ 32        $ 7,545        $ 7,142          $ 403
Occupancy and equipment            919            903            16          2,702          2,524            178
FDIC premiums                       25             24             1             76             78             (2)
Amortization of intangibles        294            302            (8)           896            684            212
Stationery and supplies            126            141           (15)           398            504           (106)
Legal and professional fees        232            375          (143)           607            882           (275)
Marketing and promotion            205            154            51            611            468            143
Other operating expenses           633            660           (27)         2,066          1,920            146
  Total other expense          $ 4,953        $ 5,046         $ (93)       $14,901        $14,202          $ 699

* Total non-interest expense increased to $14,901,000 for the nine months ended September 30, 2000, compared to $14,202,000 for the same period in 1999.

* Salaries and employee benefits, the largest component of other expense, increased $403,000 or 5.6% to $7,545,000 for the nine months ended
     September 30, 2000, compared to $7,142,000 for the same period in 1999. This increase can be explained by merit increases for continuing employees, addition of the employees of the Monticello, Taylorville and DeLand branches in May, 1999 and the addition of the employees of the Decatur branch in April, 2000.

     There were 269 FTE employees at September 30, 2000.

* Occupancy and equipment expense increased $178,000 or 7.1% to $2,702,000 for the nine months ended September 30, 2000, compared to $2,524,000 for the same period in 1999. This increase included depreciation expense recorded on technology equipment placed in service as well as the depreciation expense on buildings in Monticello, Taylorville, DeLand, Tuscola and Decatur.

* Amortization of intangible assets increased $212,000 or 31.0% to $896,000 for the nine months ended September 30, 2000, compared to $684,000 for the same period in 1999. This increase was due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

* All other categories of operating expenses decreased a net of $94,000 or 2.4% to $3,758,000 for the nine months ended September 30, 2000, compared to $3,852,000 for the same period in 1999. Most of this decrease is due to less expense for supplies, legal and other professional fees associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

INCOME TAXES

     Total income tax expense amounted to $1,474,000 for the nine months ended September 30, 2000, compared to $1,695,000 for the same period in 1999. Effective tax rates were 25.9% and 30.1% for the nine month periods ended September 30, 2000 and 1999. The Company donated property with a current market value in excess of the book value to the local school district during the second quarter of 2000, which led to a lower tax expense and effective tax rate in 2000.

ANALYSIS OF BALANCE SHEETS

LOANS

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2000 and December 31, 1999 (in thousands):

                                September 30,            DECEMBER 31,
                                    2000                     1999
Real estate - mortgage           $293,773                 $273,293
Commercial, financial
  and agricultural                100,156                   89,176
Installment                        28,169                   24,501
Other                               1,083                    1,349
  Total loans                    $423,181                 $388,319


     At September 30, 2000, the Company had loan concentrations in agricultural industries of $67.1 million, or 15.9%, of outstanding loans and $59.5 million, or 15.3%, at December 31, 1999. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $649,000 as of September 30, 2000.

     The following table presents the balance of loans outstanding as of September 30, 2000, by maturities (dollars in thousands):

MATURITY (1)
                                         OVER 1
                           ONE YEAR      THROUGH        OVER
                          OR LESS (2)    5 YEARS      5 YEARS      TOTAL
Real estate - mortgage     $ 66,732     $190,902     $ 36,139     $293,773
Commercial, financial
  and agricultural ...       64,028       32,918        3,210      100,156
Installment ..........        5,566       20,908        1,695       28,169
Other ................          329          306          448        1,083
  Total loans ........     $136,655     $245,034     $ 41,492     $423,181
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

     As of September 30, 2000, loans with maturities over one year consisted of approximately $249,181,000 in fixed rate loans and $37,345,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

NONPERFORMING LOANS

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2000 and December 31, 1999 (in thousands):

                                       September 30,         December 31,
                                            2000                  1999
Nonaccrual loans                          $1,564                $1,430
Loans past due ninety days
  or more and still accruing                 792                   366
Renegotiated loans which are
  performing in accordance
  with revised terms                         237                   81
Total Nonperforming Loans                 $2,593               $1,877

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

LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates.

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2000, the Company's loan portfolio included $67.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance remained stable from $59.5 million at December 31, 1999. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.


     Loan loss experience for the nine month period ended September 30, 2000 and 1999, are summarized as follows (dollars in thousands):

                                                September 30,
                                              2000         1999
Average loans outstanding,
  net of unearned income ............     $403,638      $351,144
Allowance-beginning of period .......     $  2,939      $  2,715
Balance of acquired branches ........           --           150
Charge-offs:
Real estate-mortgage ................           18             1
Commercial, financial & agricultural            55           275
Installment .........................          115            68
  Total charge-offs .................          188           344
Recoveries:
Real estate-mortgage ................            1             1
Commercial, financial & agricultural            16            10
Installment .........................           14            17
  Total recoveries ..................           31            28
Net charge-offs .....................          157           316
Provision for loan losses ...........          400           450
Allowance-end of period .............     $  3,182      $  2,999
Ratio of net charge-offs to
  average loans .....................          .04%          .09%
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period) ........          .75%          .79%
Ratio of allowance for loan losses
  to nonperforming loans ............        122.7%        115.8%

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

     During the first nine months of 2000, the Company had net charge-offs of $157,000, compared to $316,000 for the same period in 1999. At September 30, 2000, the allowance for loan losses amounted to $3,182,000, or .75% of total loans, and 122.7% of nonperforming loans. At September 30, 1999, the allowance was $2,999,000, or .79% of total loans, and 115.8% of nonperforming loans.

SECURITIES

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities for September 30, 2000 and December 31, 1999 (in thousands):

                                                 SEPTEMBER 30,                   DECEMBER 31,
                                                     2000                            1999
                                                            % OF                            % OF
                                           AMOUNT           TOTAL          AMOUNT           TOTAL
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                $ 90,824            58%         $ 92,180            58%
Obligations of states and
 political subdivisions                     32,239            20%           30,281            19%
Mortgage-backed securities                  29,002            18%           32,578            21%
Other securities                             5,825             4%            2,579             2%
    Total securities                      $157,890           100%         $157,618           100%

     At September 30, 2000, the Company's investment portfolio showed a slight increase in obligations of states and political subdivisions and other securities. While the volume of mortgage-backed securities decreased, all other types of securities remained consistent.

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for- sale and held-to-maturity securities by major security type at September 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                                      GROSS           GROSS        ESTIMATED
                                                  AMORTIZED         UNREALIZED      UNREALIZED        FAIR
September 30, 2000                                   COST              GAINS          LOSSES          VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 90,824        $      6        $ (2,894)        $ 87,936
Obligations of states and political
 subdivisions .............................          29,137              47            (775)          28,409
Mortgage-backed securities ................          29,002             266            (405)          28,863
Federal Home Loan Bank stock ..............           2,660              --              --            2,660
Other securities ..........................           3,165              --             (32)           3,133
 Total available-for-sale .................        $154,788        $    319        $ (4,106)        $151,001
Held-to-maturity:
Obligations of states and political
 subdivisions .............................        $  3,102        $     20        $    (13)        $  3,109
DECEMBER 31, 1999
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies        $ 92,180        $     --        $ (3,748)        $ 88,432
Obligations of states and political
 subdivisions .............................          28,149              49          (1,108)          27,090
Mortgage-backed securities ................          32,578              58            (580)          32,056
Federal Home Loan Bank stock ..............           1,913              --              --            1,913
Other securities ..........................             666              --              --              666
  Total available-for-sale ................        $155,486        $    107        $ (5,436)        $150,157
Held-to-maturity:
Obligations of states and political
 subdivisions .............................        $  2,132        $      8        $    (63)        $  2,077

     The following table indicates the expected maturities of investment securities classified as available-for- sale and held-to-maturity, presented at amortized cost, at September 30, 2000 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....        $  4,000         $ 78,087         $  4,496         $  4,242         $ 90,824
Obligations of state and
  political subdivisions .......           1,513            4,673           13,070            9,882           29,137
Mortgage-backed securities .....             214            1,411            1,307           26,070           29,002
Other securities ...............            --               --               --              5,825            5,825
Total Investments ..............        $  5,727         $ 84,171         $ 18,873         $ 46,019         $154,788
Weighted average yield .........            5.52%            5.79%            5.14%            6.57%            5.95%
Full tax-equivalent yield ......            6.24%            5.91%            6.71%            7.11%            6.40%
Held-to-maturity:
Obligations of state and
  political subdivisions .......        $    410         $  1,376         $    675         $    641         $  3,102
Weighted average yield .........            5.07%            5.08%            5.49%            5.44%            5.25%
Full tax-equivalent yield ......            7.69%            7.70%            8.32%            8.25%            7.95%

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

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 2000.

     Investment securities carried at approximately $135,827,000 and $124,368,000 at June 30, 2000 and December 31, 1999, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

DEPOSITS

     Funding the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2000 and for the year ended December 31, 1999 (dollars in thousands):

                                       SEPTEMBER 30,                    DECEMBER 31,
                                           2000                             1999
                                                  WEIGHTED                          WEIGHTED
                                                  AVERAGE                           AVERAGE
                                  AMOUNT           RATE            AMOUNT            RATE
Demand deposits:
  Non-interest bearing .        $ 62,148             --           $ 60,557             --
  Interest bearing .....         163,440           3.07%           147,753           2.58%
Savings ................          39,891           2.39%            40,875           2.31%
Time deposits ..........         222,889           5.33%           225,451           5.09%
  Total average deposits        $488,368           3.65%          $474,636           3.42%

     The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2000 and December 31, 1999 (in thousands):

                              SEPTEMBER 30,    December 31,
                                 2000              1999
3 months or less .......        $18,279         $16,915
Over 3 through 6 months          12,647          11,708
Over 6 through 12 months          6,809          11,444
Over 12 months .........          6,088           3,854
  Total ................        $43,823         $43,921

OTHER BORROWINGS

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings as of September 30, 2000 and December 31, 1999 is presented below (in thousands):

                                                     September 30,  December 31,
                                                          2000            1999
  Securities sold under agreements to repurchase        $22,676         $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................         40,900           3,000
    Fixed term - due after one year ............         12,300          18,500
  Federal funds purchased ......................            500           1,175
    Total ......................................        $76,376         $54,983
    Average interest rate at end of period .....           6.40%           4.86%
Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase        $27,219         $32,308
  Federal Home Loan Bank advances:
    Overnight ..................................         44,000          18,000
    Fixed term - due after one year ............         13,000          20,500
  Federal funds purchased ......................          1,000           1,175
    Total ......................................        $85,219         $71,983
Averages for the Period Ended
  Securities sold under agreements to repurchase        $23,349         $22,063
  Federal Home Loan Bank advances:
    Overnight ..................................         25,214           1,486
    Fixed term - due after one year ............         10,345          17,116
  Federal funds purchased ......................          1,223             345
    Total ......................................        $60,131         $41,010
    Average interest rate during the period ....           6.03%           4.65%


     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through time deposits by the State of Illinois. The fixed term advances consists primarily of the following:

     * $5 million advance with a 5- year maturity, no call option by the Federal Home Loan Bank for one year, first call 3/20/01, and an interest rate of 6.16%.

     * $5 million advance with a 5- year maturity, no call option by the Federal Home Loan Bank for six months and quarterly thereafter, first call 6/6/01, and an interest rate of 6.12%.

     * $2.3 million advance with a 5- year maturity, no call option by the Federal Home Loan Bank for nine months and quarterly thereafter, first call 1/7/01, and an interest rate of 6.10%.

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at September 30, 2000 (in thousands):

                                                          NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
                                                 0-1            1-3             3-6             6-12           12+
INTEREST EARNING ASSETS:
Federal funds sold ...................     $     112       $      --       $      --       $      --         $    --
Taxable investment securities ........        13,193           8,820           9,859           8,729          81,991
Nontaxable investment securities .....            --           2,465             101             395          28,550
Loans ................................        51,218          57,884          56,478          44,589         213,015
  Total ..............................     $  64,523       $  69,169       $  66,438       $  53,710       $ 323,555
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts ..........       151,209              --              --              --              --
Money market accounts ................        55,125              --              --              --              --
Other time deposits ..................        36,944          35,520          43,014          49,637          58,298
Other borrowings .....................        63,532              --              --              --          12,345
Long-term debt .......................         4,325              --              --              --              --
  Total ..............................     $ 311,135       $  35,520       $  43,014       $  49,637       $  70,643
  Periodic GAP .......................     $(246,612)      $ (33,649)      $ (23,424)      $   4,073       $ 252,913
  Cumulative GAP .....................     $(246,612)      $(212,963)      $(189,539)      $(185,466)      $  67,447
GAP as a % of interest earning assets:
  Periodic ...........................         (42.7%)          (5.8%)          (4.1%)           0.7%           43.8%
  Cumulative .........................         (42.7%)         (36.9%)         (32.8%)         (32.1%)          11.7%

     At September 30, 2000, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

     Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Company. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Company's earning assets and interest-bearing liabilities. For this reason, the Company uses financial models to project interest income under various rate scenarios and assumptions relative to the prepayments, reinvestment and rollovers of assets and liabilities, of which First Mid Bank represents substantially all of the Company's rate sensitive assets and liabilities.

CAPITAL RESOURCES

     At September 30, 2000, the Company's stockholders' equity increased $3,645,000 or 7.1% to $55,163,000 from $51,518,000 as of December 31, 1999.
During the first nine months of 2000, net income contributed $4,209,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $945,000, net of tax.

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


     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that as of September 30, 2000 and December 31, 1999 all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of September 30, 2000, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk- based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed these categories.

                                                                                                     TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                       FOR CAPITAL                PROMPT CORRECTIVE
                                           ACTUAL                   ADEQUACY PURPOSES             ACTION PROVISIONS
                                    AMOUNT          RATIO         AMOUNT          RATIO         AMOUNT          RATIO
SEPTEMBER 30, 2000
Total Capital
  (to risk-weighted assets)
  Company .................        $48,220          11.77%       $32,789          > 8.00%      $40,986      > 10.00%
  First Mid Bank ..........         49,228          12.11%        32,511          > 8.00%       40,639      > 10.00%
Tier 1 Capital
  (to risk-weighted assets)
  Company .................         45,038          10.99%        16,394          > 4.00%       24,591      >  6.00%
  First Mid Bank ..........         46,046          11.33%        16,255          > 4.00%       24,383      >  6.00%
Tier 1 Capital
  (to average assets)
  Company .................         45,038           7.32%        24,595          > 4.00%       30,744      >  5.00%
  First Mid Bank ..........         46,046           7.52%        24,479          > 4.00%       30,598      >  5.00%

                                                                                                      TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                        FOR CAPITAL                PROMPT CORRECTIVE
                                            ACTUAL                   ADEQUACY PURPOSES             ACTION PROVISIONS
                                     AMOUNT         RATIO         AMOUNT          RATIO         AMOUNT          RATIO
DECEMBER 31, 1999
Total Capital
  (to risk-weighted assets)
  Company .................         $44,381         11.98%       $29,648         > 8.00%       $37,060         > 10.00%
  First Mid Bank ..........          45,409         12.40         29,305         > 8.00%        36,631         > 10.00%
Tier 1 Capital
  (to risk-weighted assets)
  Company .................          41,442         11.18         14,824         > 4.00%        22,236         >  6.00%
  First Mid Bank ..........          42,470         11.59         14,652         > 4.00%        21,979         >  6.00%
Tier 1 Capital
  (to average assets)
  Company .................          41,442          6.96         24,347         > 4.00%        30,434         >  5.00%
  First Mid Bank ..........          42,470          7.19         23,630         > 4.00%        29,538         >  5.00%

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

     The Company announced a Stock Repurchase Program in August, 1998 to allow the Company to repurchase up to 3% of its common stock. In March, 2000, the Board of Directors of the Company authorized the repurchase of 5% in addition to the original 3% of its common stock under the current Stock Repurchase Program. The shares will be repurchased at the most recent market price of the stock. The Company repurchased 51,843 shares (2.2%) at a total price of $1,637,000 during the nine months ended September 30, 2000 and 9,696 shares (.4%) at a total price of $337,000 for the year ended December 31, 1999. A total of 75,078 shares have been repurchased from the inception of this program to September 30, 2000, and are held in treasury.

LIQUIDITY

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At September 30, 2000, the excess collateral at the Federal Home Loan Bank will support approximately $47 million of additional advances.

     Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

* lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions.

*    deposit activities, including seasonal demand of private and public funds.
* investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Government Treasuries and Agencies.
* operating activities, including scheduled debt repayments and dividends to shareholders.

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

FUTURE ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June, 1999, the FASB issued SFAS 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF STATEMENT NO. 133." This statement defers the adoption of SFAS 133 to fiscal years beginning after June 15, 2000. The FASB issued SFAS No. 138, "ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133" in June 2000, which addressed various implementation issues relating to SFAS 133. Adoption of the above statements is not expected to have a material impact on the Company's financial position, results of operation or liquidity.

     Statement of Financial Accounting Standards ("SFAS") No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", was issued by the Financial Accounting Standards Board (FASB) in September of 2000. SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. The Company anticipates that the adoption of SFAS No. 140 will not have a material impact on the Company's results of operations.

PENDING LITIGATION

     Heartland Savings Bank, a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. Refer to "PART II, ITEM 1, LEGAL PROCEEDINGS".


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risks faced by the Company since December 31, 1999. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10- K for the year ended December 31, 1999.

PART II
ITEM 1.   LEGAL PROCEEDINGS

     Since First Mid Bank acts a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings constitute ordinary routine litigation incidental to the business of First Mid Bank and that such litigation will not materially adversely affect the Company's consolidated financial condition.

     In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the U.S. Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal Claims to grant summary judgement on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. At this time, it is too early to tell if First Mid Bank will prevail in its motion and, if so, what damages, if any, may be recovered.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

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




Dated:   November 10, 2000
      *---------------------*

                           EXHIBIT INDEX TO FORM 10-Q

EXHIBIT
NUMBER         DESCRIPTION AND FILING OR INCORPORATION REFERENCE
 11.1          STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
                      (Filed herewith)
 27.1          FINANCIAL DATA SCHEDULE
                      (Filed herewith)