Form 10-K
period 2000-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2001-03-28
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER: 0-13368

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2001, 2,251,295 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 8, 2001) held by non-affiliates was approximately $68,665,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                              INTO FORM 10-K PART:
Portions of the Proxy Statement for 2001 Annual
Meeting of Shareholders to be held on May 23, 2001          III

                       FIRST MID-ILLINOIS BANCSHARES, INC.

                           FORM 10-K TABLE OF CONTENTS
                                                                           PAGE
PART I
Item 1       Business                                                         3
Item 2       Properties                                                      13
Item 3       Legal Proceedings                                               16
Item 4       Submission of Matters to a Vote of Security Holders             16
PART II
Item 5       Market for Company's Common Shares and Related
               Shareholder Matter                                            17
Item 6       Selected Financial Data                                         18
Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           19
Item 7A      Quantitative and Qualitative Disclosures About
               Market Risk                                                   38
Item 8       Financial Statements and Supplementary Data                     41
Item 9       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosures                          68
PART III
Item 10      Directors and Executive Officers of the Company                 68
Item 11      Executive Compensation                                          68
Item 12      Security Ownership of Certain Beneficial Owners and
               Management                                                    68
Item 13      Certain Relationships and Related Transactions                  68
PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                   69
SIGNATURES                                                                   70
             Exhibit Index                                                   71

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

     The Company, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

*     Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984
*     State Bank of Sullivan ("Sullivan Bank") on April 1, 1985
* Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985
* First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986
*     Charleston Community Bank ("Charleston Bank") on December 30, 1987.

     In April 1989, a purchase and assumption agreement was executed between First National and Mattoon Bank whereby First National purchased substantially all of the assets and assumed all of the liabilities of Mattoon Bank. On May 31, 1992, the Company merged Sullivan Bank, Cumberland County, Douglas County and Charleston Bank into First National. First National changed its name at that time to First Mid-Illinois Bank & Trust, N.A.

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

     On April  17,  2000,  the  Company  opened  a DE NOVO  branch  in  Decatur,
Illinois.

     On September 5, 2000, the Company opened a banking center in the Student Union of Eastern Illinois University in Charleston, Illinois.

DESCRIPTION OF BUSINESS

     First Mid Bank conducts a general banking business encompassing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, industrial, agricultural, consumer and real estate lending, including installment, credit card, personal lines of credit and overdraft protection; safe deposit box operations; and an extensive variety of additional services tailored to the needs of customers, such as traveler's checks and cashiers' checks, foreign currency, and other special services. First Mid Bank also provides services to its customers through its trust department and investment center.

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

     First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $67.9 million in agriculture-related loans at December 31, 2000. The farm credit products offered by First Mid Bank include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

     Before intercompany eliminations, First Mid Bank had total assets of $640,054,000 and stockholder's equity of $58,842,000 at December 31, 2000.

EMPLOYEES

     The Company, MIDS and First Mid Bank, collectively, employed 269 people on a full-time equivalent basis as of December 31, 2000. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

     First Mid Bank operates facilities in the Illinois counties of Champaign, Christian, Coles, Cumberland, Douglas, Effingham, Macon, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves thirteen different communities with 20 separate locations in the towns of Altamont, Arcola, Charleston, Decatur, DeLand, Effingham, Mattoon, Monticello, Neoga, Sullivan, Taylorville, Tuscola, and Urbana, Illinois. Within the area of service there are numerous competing financial institutions and financial services companies.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, the President signed into law the Gramm-Leach- Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities and affiliations can be structured through a holding company structure or, subject to certain limitations, through a financial subsidiary of a bank. The GLB Act establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity will generally reside with the federal or state regulator having the greatest expertise in the area. Banking is to be supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy and adopts various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

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

     A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight to bank securities activities previously subject to blanket exemptions. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Following effectiveness of these amendments in May, 2001, banks will no longer be able to rely solely on their status as banks to avoid registration as broker-dealers. Instead, banks will need to carefully consider their securities activities in light of a new set of limited exemptions designed to allow banks to continue, without broker-dealer registration, only those activities traditionally considered to be primarily banking or trust activities. The GLB Act also amends, effective May, 2001, the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

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

     As of December 31, 2000, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 11.74% and a leverage ratio of 7.32%.

FIRST MID BANK

     GENERAL. First Mid Bank is a national bank, chartered under the National Bank Act. The FDIC insures the deposit accounts of First Mid Bank. As a national bank, First Mid Bank is a member of the Federal Reserve System and is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the primary federal regulator of national banks, and the FDIC, as administrator of the deposit insurance fund.

     DEPOSIT INSURANCE. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately-capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

     During the year ended December 31, 2000, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     In addition to its insurance assessment, each insured bank is subject, in 2001, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2001 debt service assessment was .0212%.

     OCC ASSESSMENTS. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2000, First Mid Bank paid supervisory fees to the OCC totaling $129,000.

     CAPITAL REQUIREMENTS. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (SEE "--The Company--Capital Requirements").

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

     During the year ended December 31, 2000, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 2000, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.54% and a risk-based capital ratio of 12.04%.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $7.3 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.

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

     SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally-insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines are of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

SUPPLEMENTAL ITEM -- EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected annually by the Company's board of directors and are identified below.


Name (Age)                      Position With Company
William S. Rowland (54)         Chairman of the Board of Directors, President
                                  and Chief Executive Officer
Michael L. Taylor (32)          Vice President and Chief Financial Officer
John W. Hedges (53)             President, First Mid Bank
Laurel G. Allenbaugh (41)       Vice President
Christie L. Burich (44)         Vice President, Secretary/Treasurer
Stanley E. Gilliland (56)       Vice President
Robert J. Swift, Jr. (49)       Vice President


     William S. Rowland, age 54, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May, 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of First Mid Bank.

     Michael L. Taylor, age 32, has been the Vice President and Chief Financial Officer of the Company since May, 2000. He was with Amcore in Rockford, Illinois from 1996 to 2000.

     John W. Hedges, age 53, has been the President of First Mid Bank since September, 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

     Laurel G. Allenbaugh, age 41, has been Vice President of Operations since February, 2000. She served as Controller of the Company and First Mid Bank from 1990 to February, 2000 and has been President of MIDS since 1998.

     Christie L. Burich, age 44, has been Vice President of Investments since 1995 and Secretary since 1998.

     Stanley E. Gilliland, age 56, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

     Robert J. Swift, Jr., age 49, has been Vice President of the Trust and Farm Department of the Company since August, 2000. He was with Central Trust Bank in Jefferson City, Missouri from 1989 to 2000.

ITEM 2.   PROPERTIES

     All of the following properties are owned by the Company or First Mid Bank except those specifically identified as being leased.

FIRST MID BANK

MATTOON

     First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement which was opened in 1965 with approximately 36,000 square feet of office space, four walk-in teller stations, and three sit-down teller stations. Adjacent to this building is a parking lot with parking for approximately one hundred cars. A drive-up facility with nine drive-up lanes, including a drive-up automated teller machine ("ATM"), is located across the street from First Mid Bank's main office. During 1997, First Mid Bank began a remodeling project of its main office which was completed in mid-1998. Costs associated with this project totaled approximately $1.6 million.

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

     First Mid Bank donated an office building located at 1701 Charleston Avenue, Mattoon, Illinois and an adjacent parking lot during 2000.

     First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois, which is used as the Corporate Headquarters of the Company and is used by MIDS for its data processing and back room operations for the Company and First Mid Bank. The office building consists of a two-story structure with an occupied basement which has approximately 20,000 square feet of office space.

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

CHARLESTON

     First Mid Bank has three offices in Charleston, Illinois. The main office, acquired in March, 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with five teller stations, eight private offices and four drive-up lanes.

     A second facility is located at 701 Sixth Street, Charleston, Illinois. It is a one-story facility with an attached two-bay drive-up structure and consists of approximately 5,500 square feet of office space. Adequate parking is available to serve its customers. The office space is comprised of three teller stations, three private offices, storage area, and a night depository. Approximately 2,200 square feet of this building is rented out to non-affiliated companies.

     The third facility consists of approximately 400 square feet of leased space at the Martin Luther King Student Union on the Eastern Illinois University campus. The facility has two walk-up teller stations and two sit- down teller/CSR stations.

     Five ATMs are located in Charleston. One drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue, one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue, and one drive-up ATM is located in the parking lot of the 6th St. facility. The fourth is an off-site walk-up ATM located in the student union at Eastern Illinois University and the fifth ATM is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of 9{th} Street and Roosevelt.

URBANA

     First Mid Bank owns a facility located at 601 South Vine Street, Urbana, Illinois. Its office building consists of a one-story structure and contains approximately 3,600 square feet. The office building provides space for three tellers, two private offices and two drive-up lanes. An ATM machine is located in front of the building. An adequate customer parking lot is located on the south side of the building.

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

MONTICELLO

     First Mid Bank has two offices in Monticello. The main facility is located on the north-east corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished and is currently being lease to a wholesale pharmacy company and the basement is used for storage. Adequate parking is available to customers in back of the facility.

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

TAYLORVILLE

     First Mid Bank has a banking facility located at 200 N. Main St., Taylorville, Illinois. This one-story building has approximately 3,700 square feet with five teller stations, three private offices, one drive-up lane, and a finished basement. A drive-up ATM is located in the parking lot and adequate customer parking is available adjacent to the building.

DECATUR

     First Mid Bank leases a facility at 111 E. Main St., Decatur, Illinois. The office space comprised of 4,340 square feet contains three lobby teller windows, two drive-up lanes, a night depository, three private offices, safe deposit and loan vaults, and a conference room. Customer parking is available adjacent to the building.


ITEM 3.   LEGAL PROCEEDINGS

     Since First Mid Bank acts as a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings, in which the Company is involved, constitute ordinary routine litigation incidental to the business of the Company and that such litigation will not materially adversely affect the Company's consolidated financial condition.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

     The Company's common stock was held by approximately 722 shareholders of record as of December 31, 2000, and is traded in the over-the-counter market.

     The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

         QUARTER                   HIGH                    LOW
2000
           4th                   $ 29 7/8               $ 27 3/4
           3rd                     29 1/2                 27 1/2
           2nd                     33                     28
           1st                     34 1/8                 32
1999
           4th                   $ 36 1/4               $ 33 1/2
           3rd                     36                     35 1/4
           2nd                     39 1/2                 35 3/4
           1st                     37                     33

     The following table sets forth the cash dividends per share on the Company's common stock for the last two years.

                                                      DIVIDEND
      DATE DECLARED             DATE PAID             PER SHARE
        5-19-1999               6-18-1999               $.25
       12-14-1999               1-05-2000               $.30
        5-17-2000               6-16-2000               $.27
       12-19-2000               1-05-2001               $.32

     The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semiannually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends which can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 18" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Company semi-annually during the two years ended December 31, 2000.

     On November 15, 1999, the Company issued 248,177 shares of its common stock to holders of its Series A Convertible preferred Stock upon the Company's election to convert all of such preferred stock to common stock. The transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA


     The following sets forth a five-year comparison of selected financial data. (Dollars in thousands, except per share data)

                                         2000        1999        1998        1997        1996
SUMMARY OF OPERATIONS

  Interest income ................   $ 44,191    $ 39,168    $ 37,451    $ 37,805    $ 35,559
  Interest expense ...............     22,573      18,415      18,626      19,131      17,805
    Net interest income ..........     21,618      20,753      18,825      18,674      17,754
  Provision for loan losses ......        550         600         550         700         147
  Other income ...................      6,689       6,703       6,340       5,421       4,799
  Other expense ..................     20,062      19,387      17,119      16,039      15,977
    Income before income taxes ...      7,695       7,469       7,496       7,356       6,429
  Income tax expense .............      2,035       2,237       2,434       2,630       2,263
      Net income .................   $  5,660    $  5,232    $  5,062    $  4,726    $  4,166
PER COMMON SHARE DATA
  Basic earnings per share .......   $   2.51    $   2.40    $   2.39    $   2.30    $   2.11
  Diluted earnings per share .....       2.50        2.29        2.24        2.17        1.99
  Dividends per common share .....        .59         .55         .51         .46         .43
  Book value per common share ....      25.77       22.63       23.61       21.55       19.56
FINANCIAL RATIOS
  Net interest margin (TE) .......       3.98%       4.09%       3.93%       3.96%       3.98%
  Return on average assets .......        .92%        .91%        .95%        .90%        .85%
  Return on average equity .......      10.55%      10.14%      10.39%      11.08%      11.03%
  Return on average common equity       10.55%      10.08%      10.47%      11.23%      11.18%
  Dividend payout ratio ..........      23.53%      22.95%      21.35%      19.99%      20.16%
  Average equity to average assets       8.70%       8.96%       9.16%       8.11%       7.69%
  Capital to risk-weighted assets       11.74%      11.98%      13.89%      12.20%      11.80%
YEAR END BALANCES
  Total assets ...................   $642,999    $601,103    $554,663    $532,978    $515,397
  Net loans ......................    426,026     385,380     346,350     355,587     345,533
  Total deposits .................    503,985     485,011     449,636     457,598     413,676
  Total equity ...................     57,727      51,518      50,480      45,576      39,904
AVERAGE BALANCES
  Total assets ...................   $616,855    $575,903    $531,809    $525,751    $491,058
  Net loans ......................    406,505     356,031     345,254     352,495     323,540
  Total deposits .................    491,584     474,636     445,048     443,399     405,223
  Total equity ...................     53,674      51,577      48,704      42,638      37,783

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2000, 1999 and 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

MERGERS AND ACQUISITIONS

     In January, 2001, First Mid Bank announced an agreement to acquire the Highland and Pocahontas branch offices of American Bank of Illinois. The acquisition is expected to be completed April 20, 2001.

OVERVIEW

     In 2000, the Company had net income of $5,660,000, up 8.2% from $5,232,000 in 1999. In 1999, net income increased 3.4% from $5,062,000 in 1998. Diluted earnings per share was $2.50 in 2000 compared with $2.29 in 1999 and $2.24 in 1998. A summary of the factors which contributed to the changes in net income follows (in thousands):

                                               2000 VS 1999        1999 VS 1998
Net interest income                              $  865               $1,928
Provision for loan losses                            50                  (50)
Other income, including securities transactions     (14)                 363
Other expenses                                     (675)              (2,268)
Income taxes                                        202                  197
Increase in net income                            $ 428                $ 170

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

                                  YEAR ENDED                    YEAR ENDED                   YEAR ENDED
                               DECEMBER 31, 2000             DECEMBER 31, 1999            DECEMBER 31, 1998
                          AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE            AVERAGE
                          BALANCE  INTEREST    RATE     BALANCE  INTEREST    RATE     BALANCE  INTEREST   RATE
ASSETS
Interest-bearing           $   102    $    6     6.35%   $ 1,407    $   70     4.99%   $   644   $   33    5.12%
deposits
Federal funds sold           1,994       121     6.09%     9,799       485     4.95%     8,754      451    5.15%
Investment securities
  Taxable                  121,390     7,721     6.36%   125,311     7,425     5.93%   114,831    7,052    6.14%
  Tax-exempt(1)             30,402     2,196     7.22%    29,762     2,125     7.14%    17,501    1,278    7.30%
Loans (2)(3)               409,649    34,893     8.52%   358,948    29,785     8.30%   348,055   29,072    8.35%
Total earning assets       563,537    44,937     7.97%   525,227    39,890     7.59%   489,785   37,886    7.73%
Cash and due from banks     16,628                        17,438                        15,944
Premises and equipment      15,807                        14,873                        12,745
Other assets                24,026                        21,282                        16,136
Allowance for loan         (3,143)                       (2,917)                       (2,801)
losses
Total assets              $616,855                      $575,903                      $531,809
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing
Deposits
  Demand deposits         $163,531     5,112     3.13%  $147,753     3,809     2.58%  $125,586    3,675    2.93%
  Savings deposits          39,215       952     2.43%    40,875       944     2.31%    37,831      856    2.26%
  Time deposits            226,259    12,258     5.42%   225,451    11,476     5.09%   222,562   12,255    5.51%
Securities sold under
  agreements to             24,576     1,357     5.52%    22,063       948     4.29%     9,717      435    4.47%
repurchase
FHLB advances               36,979     2,409     6.51%    18,602       942     5.07%    18,740    1,008    5.38%
Federal funds purchased      1,047        66     6.34%       345        18     5.28%       364       19    5.19%
Long-term debt               4,325       329     7.61%     4,416       278     6.29%     5,629      378    6.72%
Total interest-bearing
    liabilities            495,932    22,483     4.53%   459,505    18,415     4.01%   420,429   18,626    4.43%
Demand deposits             62,579                        60,557                        59,069
Other liabilities            4,670                         4,264                         3,607
Stockholders' equity        53,674                        51,577                        48,704
Total liabilities &       $616,855                      $575,903                      $531,809
equity
Net interest income (TE)            $ 22,454                      $ 21,475                     $ 19,260
Net interest spread                              3.44%                         3.58%                       3.30%
Impact of non-interest
bearing
 funds                                            .54%                          .51%                        .63%
Net yield on interest-
earning
  assets (TE)                                    3.98%                         4.09%                       3.93%
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

                                         2000 COMPARED TO 1999                         1999 COMPARED TO 1998
                                         INCREASE - (DECREASE)                         INCREASE - (DECREASE)
                               TOTAL                               RATE/      TOTAL                            RATE/
                              CHANGE      VOLUME       RATE      VOLUME(4)   CHANGE     VOLUME      RATE     VOLUME(4)
EARNING ASSETS:
Interest-bearing deposits      $(64)       $(65)       $ 19      $ (18)      $  37      $  39     $  (1)      $ (1)
Federal funds sold             (364)       (387)        112        (89)         34         53       (17)        (2)
Investment securities:
  Taxable                       296        (232)        545        (17)        373        644      (248)       (23)
  Tax-exempt (1)                 71          45          25          1         847        895       (28)       (20)
Loans (2)(3)                  5,108       4,206         790        112         713        911      (192)        (6)
  Total interest income       5,047       3,567       1,491        (11)      2,004      2,542      (486)       (52)
Interest-Bearing
Liabilities
Interest-bearing deposits
  Demand deposits             1,303         407        810          86         134        648      (437)      (77)
  Savings deposits                8         (39)        49          (2)         88         69        18         1
  Time deposits                 782          40        739           3        (779)       159      (926)      (12)
Securities sold under
  agreements to repurchase      409         108        270          31         513        552       (17)      (22)
FHLB advances                 1,466         931        269         266         (66)        (7)      (59)       --
Federal funds purchased          48          37          4           7          (1)        (1)       --        --
Long-term debt                   51          (6)        58          (1)       (100)       (82)      (24)        5
  Total interest expense      4,067       1,478      2,199         390        (211)     1,338    (1,445)     (104)
 Net interest income          $ 980      $2,089      $(708)     $ (401)     $2,215     $1,204     $ 959     $  52
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

     On a tax equivalent basis, net interest income increased $980,000, or 4.6% in 2000, compared to an increase of $2,215,000, or 11.5% in 1999. The increase in net interest income in 2000 was due primarily to the increase in loan volume with a decrease in the change due to rates. In 1999, the increase in net interest income was due primarily to the decrease in the deposit rates combined with a higher deposit base, including acquisitions, as well as the increase in interest income due from an increase in the volume of earning assets.

     In 2000, average earning assets increased by $38,310,000, or 7.3%, and average interest-bearing liabilities increased $36,427,000, or 7.9%, compared with 1999. Changes in average balances, as a percent of average earnings assets, are shown below:

     * average loans (as a percent of average earnings assets) increased 4.4% to 72.7% in 2000 from 68.3% in 1999
     * average securities (as a percent of average earnings assets) decreased 2.6% to 26.9% in 2000 from 29.5% in 1999
     * net interest margin has decreased to 3.98% in 2000 from 4.09% in 1999 and increased from 3.93% in 1998.

PROVISION FOR LOAN LOSSES

     The provision for loan losses in 2000 was $550,000 compared to $600,000 in 1999 and $550,000 in 1998. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

                                                                                          $ CHANGE
                                                                                       FROM PRIOR YEAR
                                        2000           1999           1998           2000          1999
Trust                                $ 2,010        $ 1,912        $ 1,746          $  98         $ 166
Brokerage                                437            456            304           (19)           152
Securities gains(losses)                 (3)              8            154           (11)         (146)
Service charges                        2,592          2,317          1,919            275           398
Mortgage banking                         383            624          1,121          (241)         (497)
Other                                  1,270          1,386          1,096          (116)           290
  Total other income                 $ 6,689        $ 6,703        $ 6,340         $ (14)         $ 363

     * Total non-interest income decreased to $6,689,000 in 2000 as compared to $6,703,000 in 1999 and $6,340,000 in 1998.

     * Trust revenues increased $98,000 or 5.1% to $2,010,000 in 2000 from $1,912,000 in 1999 and $1,746,000 in 1998 mostly due to the increase in the fee structure for trust accounts.

     * Trust assets, reported at market value, were $303 million, $324 million, and $338 million at December 31, 2000, 1999, and 1998, respectively.

     * Revenues from brokerage and annuity sales decreased $19,000 or 4.2% in 2000 as compared to 1999 as a result of decreased sales in annuities.

     * Net securities losses in 2000 were $3,000 compared to net securities gains of $8,000 in 1999 and $154,000 in 1998.

     * Fees from service charges increased $275,000 or 11.9% to $2,592,000 in 2000 from $2,317,000 in 1999 and $1,919,000 in 1998. This increase was primarily due to an increase in the charge for overdraft fees and club fees.

     * Mortgage banking income decreased $241,000 or 38.6% to $383,000 in 2000 from $624,000 in 1999. This decrease was in the volume of fixed rate loans originated and sold by First Mid Bank. This decrease in volume is largely attributed to less re-financings by customers as a result of rising interest rates. Loan sold balances are as follows:

          *    $15 million (representing 203 loans) in 2000
          *    $36 million (representing 480 loans) in 1999
          *    $69 million (representing 825 loans) in 1998

     * Other income decreased $116,000 or 8.4% to $1,270,000 in 2000 from $1,386,000 in 1999 and $1,096,000 in 1998. This decrease was primarily due to a 1999 $93,000 gain on the sale of property (net book value of $230,000) in Mattoon, Tuscola and Charleston, Illinois, and a decreases in payment collection fees in 2000.

OTHER EXPENSE

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

                                                                                           $ CHANGE
                                                                                        FROM PRIOR YEAR
                                    2000             1999             1998             2000            1999
Salaries and benefits             $10,104          $ 9,616          $ 8,645           $ 488           $ 971
Occupancy and equipment             3,563            3,437            2,947             126             490
FDIC premiums                         100              104              107              (4)             (3)
Amortization of intangibles         1,190            1,024              764             166             260
Stationery and supplies               534              642              657            (108)            (15)
Legal and professional fees           941            1,232              920            (291)            312
Marketing and promotion               769              643              500             126             143
Other operating expenses            2,861            2,689            2,579             172             110
  Total other expense             $20,062          $19,387          $17,119           $ 675          $2,268

     * Total non-interest expense increased to $20,062,000 in 2000 from $19,387,000 in 1999 and $17,119,000 in 1998.

     * Salaries and employee benefits, the largest component of other expense, increased $488,000 or 5.1% to $10,104,000 in 2000 from
          $9,616,000  in 1999 and  $8,645,000  in  1998.  This  increase  can be explained by:

          *    merit and incentive increases for continuing employees
          *    new facilities opened in Decatur and Charleston

     * Occupancy and equipment expense increased $126,000 or 3.7% to $3,563,000 in 2000 from $3,437,000 in 1999 and $2,947,000 in 1998.
          This increase included depreciation expense recorded on technology equipment placed in service. * The net amount of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was $100,000 in 2000, remaining fairly constant with $104,000 in 1999 and $107,000 in 1998.

     * Amortization of intangible assets increased $166,000 or 16.2% to $1,190,000 in 2000 from $1,024,000 in 1999 and $764,000 in 1998. This increase is due to the goodwill and core deposit intangibles associated with the purchase of the Monticello, Taylorville and DeLand branch acquisition in May, 1999.

     * All other operating expenses decreased $101,000 or 1.9% to $5,105,000 in 2000 from $5,206,000 in 1999 and $4,656,000 in 1998. This decrease was the net effect of the increase is cost associated with the new Decatur and Charleston facilities in 2000 offset by the decrease in costs associated with the new branches in Monticello, Taylorville and DeLand in 1999.

INCOME TAXES

     Total income tax expense amounted to $2,035,000 in 2000 as compared to $2,237,000 in 1999 and $2,434,000 in 1998. Effective tax rates were 26.4%, 30.0%
and 32.5% respectively, for 2000, 1999 and 1998. The steady decrease in the effective tax rates resulted primarily from increased tax exempt income.


ANALYSIS OF BALANCE SHEETS

LOANS

      The loan portfolio (net of
unearned discount) is the largest
category of the Company's earning
assets.  The following table summarizes
the composition of the loan portfolio
for the last five years (in thousands):

                              2000            1999            1998            1997            1996
Real estate - mortgage      $299,252        $273,293        $244,501        $252,312        $241,240
Commercial, financial
  and agricultural           100,201          89,176          78,579          73,854          75,028
Installment                   28,674          24,501          25,194          29,266          30,423
Other                          1,161           1,349             791           2,791           1,526
  Total loans               $429,288        $388,319        $349,065        $358,223        $348,217

     At December 31, 2000, the Company had loan concentrations in agricultural industries of $67.9 million, or 15.8%, of outstanding loans and $59.5 million, or 15.3%, at December 31, 1999. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 9.5% increase in the real estate loan category in 2000 was primarily due to an increase in the volume of loans secured by commercial real estate. In 1999, the increase in the real estate loan category was primarily due to an increase in residential real estate loans.

     The following table presents the balance of loans outstanding as of December 31, 2000, by maturities (dollars in thousands):

MATURITY (1)                                                           OVER 1
                                  ONE YEAR           THROUGH            OVER
                                 OR LESS(2)          5 YEARS           5 YEARS            TOTAL
Real estate - mortgage            $ 61,532          $200,200          $ 37,520         $299,252
Commercial, financial
  and agricultural                  63,052            34,608             2,541          100,201
Installment                          5,683            20,904             2,087           28,674
Other                                  295               295               571            1,161
  Total loans                     $130,562          $256,007           $42,719         $429,288
(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.

     As of December 31, 2000, loans with maturities over one year consisted of $276,540,000 in fixed rate loans and $22,186,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.


NONPERFORMING LOANS

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

December 31,
                                  2000          1999          1998          1997         1996
Nonaccrual loans                 $2,982        $1,430        $1,783       $1,194        $ 790
Loans past due ninety days
  or more and still accruing        245           366           609          145          575
Renegotiated loans which are
  performing in accordance
  with revised terms                232            81            90          346          580
Total Nonperforming Loans        $3,459        $1,877        $2,482       $1,685       $1,945

     At December 31, 2000,approximately $1,274,000 of the nonperforming loans resulted from collateral dependent loans to two borrowers. Management has identified $125,000 possible loss exposure associated with the total nonperforming loans.

     Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $154,000, $131,000 and $189,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income that was included in income totaled $20,000, $7,000 and $7,000 for the same periods.


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


LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates.

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2000, the Company's loan portfolio included $67.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $8.4 million from $59.5 million at December 31, 1999. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

     Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                   2000           1999           1998           1997           1996
Average loans outstanding,
  net of unearned income        $409,648       $358,948       $348,055       $355,167       $326,302
Allowance-beginning of year     $  2,939       $  2,715       $  2,636       $  2,684       $  2,814
Balance of
  acquired branches                   --            150             --             --             --
Charge-offs:
Commercial, financial
  and agricultural                    57            511            382            588            238
Real estate-mortgage                  47             17             21             69              6
Installment                          183             98            152            145            131
  Total charge-offs                  287            626            555            802            375
Recoveries:
Commercial, financial
  and agricultural                    26             69             28             28             53
Real estate-mortgage                   1              3             30              1             --
Installment                           33             28             26             25             45
  Total recoveries                    60            100             84             54             98
Net charge-offs                      227            526            471            748            277
Provision for loan losses            550            600            550            700            147
Allowance-end of year            $ 3,262       $  2,939       $  2,715       $  2,636       $  2,684
Ratio of net charge-offs to
  average loans                      .06%           .15%           .14%           .21%           .08%
Ratio of allowance for loan
  losses to loans outstanding
  (less unearned interest
  at end of period)                  .76%           .76%           .78%           .74%           .77%
Ratio of allowance for loan
  losses to nonperforming
  loans                             94.3%         156.6%         109.4%         156.4%         138.0%


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

     During 2000, the Company had net charge-offs of $227,000, compared to $526,000 in 1999 and $471,000 in 1998. At December 31, 2000, the allowance for loan losses amounted to $3,262,000, or .76% of total loans, and 94.3% of nonperforming loans. At December 31, 1999, the allowance was $2,939,000, or .76% of total loans, and 156.6% of nonperforming loans.

     The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (in thousands):

                              December 31, 2000                December 31, 1999                December 31, 1998
                           ALLOWANCE       % OF             ALLOWANCE      % OF              ALLOWANCE     % OF
                              FOR          LOANS               FOR         LOANS                FOR        LOANS
                             LOAN        TO TOTAL             LOAN       TO TOTAL              LOAN      TO TOTAL
                            LOSSES         LOANS             LOSSES        LOANS              LOSSES       LOANS
Real estate-mortgage        $ 267           69.7%           $  242          70.4%            $ 264          70.1%
Commercial, financial
  and agricultural          2,453           23.3%            1,997          23.0%            1,961          22.5%
Installment                   182            6.7%              181           6.3%              166           7.2%
Other                          --             .3%               --            .3%               --            .2%
Total allocated             2,902                            2,420                           2,391
Unallocated                   360            N/A               519           N/A               324           N/A
Allowance at end of
  year                     $3,262          100.0%           $2,939         100.0%           $2,715         100.0%


                                  December 31, 1997                     December 31, 1996
                               ALLOWANCE        % OF                 ALLOWANCE       % OF
                                  FOR           LOANS                   FOR          LOANS
                                 LOAN         TO TOTAL                 LOAN        TO TOTAL
                                LOSSES          LOANS                 LOSSES         LOANS
Real estate-mortgage            $ 245            70.4%               $ 434            69.3%
Commercial, financial
  and agricultural              1,699            20.6%               1,854            21.5%
Installment                       192             8.2%                 152             8.7%
Other                              --              .8%                  --              .5%
Total allocated                 2,136                                2,440
Unallocated                       500             N/A                  244             N/A
Allowance at end of
  year                         $2,636           100.0%              $2,684           100.0%

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

     The following table sets forth the year-end amortized cost of the securities for the last three years (in thousands):

DECEMBER 31,
                                                     2000                           1999                          1998
                                                             % OF                           % OF                           % OF
                                             AMOUNT          TOTAL          AMOUNT          TOTAL          AMOUNT          TOTAL
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                               $ 89,202            58%        $ 92,180            58%        $ 91,069           58%
Obligations of states and
 political subdivisions                       30,434            20           30,281            19           27,674           18
Mortgage-backed securities                    27,750            18           32,578            21           35,209           22
Other securities                               5,873             4            2,579             2            2,509            2
    Total securities                        $153,259           100%        $157,618           100%        $156,461          100%

     At December 31, 2000, there was no material change to the mix of the investment portfolio from December 31, 1999, except for the decrease in mortgage-backed securities due to scheduled and prepayments of principal and the increase of other securities due to the purchase of corporate bonds.

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to- maturity, presented at amortized cost, at December 31, 2000 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                            ONE            AFTER 1          AFTER 5          AFTER
                                           YEAR            THROUGH          THROUGH           TEN
                                          OR LESS          5 YEARS         10 YEARS          YEARS           TOTAL
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                            $ 3,000          $73,193          $ 8,745         $ 4,264        $ 89,202
Obligations of state and
  political subdivisions                      232            3,459           11,781          12,205          27,677
Mortgage-backed securities                    120            9,516           11,488           6,626          27,750
Other securities                               --               --               --           5,873           5,873
Total Investments                         $ 3,352          $86,168          $32,014         $28,968        $150,502
Weighted average yield                       5.32%            5.87%            5.86%           6.33%           5.95%
Full tax-equivalent yield                    5.54%            5.96%            6.70%           7.37%           6.38%
Held-to-maturity:
Obligations of state and
  political subdivisions                  $   686          $   635          $   795         $   641         $ 2,757
Weighted average yield                       4.80%            5.37%            5.45%           5.44%           5.27%
Full tax-equivalent yield                    7.27%            8.13%            8.26%           8.25%           7.98%

     The weighted average yields are calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.

     With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2000.


DEPOSITS

     Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2000, 1999 and 1998 (dollars in thousands):

                                          2000                      1999                      1998
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                AVERAGE                   AVERAGE                   AVERAGE
                                   AMOUNT        RATE         AMOUNT       RATE         AMOUNT       RATE
Demand deposits:
  Non-interest bearing              $ 62,579            -     $ 60,557            -     $ 59,069            -
  Interest bearing                   163,531        3.13%      147,753        2.58%      125,586        2.93%
Savings                               39,215        2.43%       40,875        2.31%       37,831        2.26%
Time deposits                        226,259        5.42%      225,451        5.09%      222,562        5.51%
  Total average deposits            $491,584        3.73%     $474,636        3.42%     $445,048        3.77%

     The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

December 31,
                               2000              1999              1998
3 months or less            $ 15,413          $ 16,915         $ 21,510
Over 3 through 6 months       20,283            11,708            8,285
Over 6 through 12 months      18,668            11,444            4,608
Over 12 months                 8,558             3,854            8,995
  Total                     $ 62,922          $ 43,921         $ 43,398

OTHER BORROWINGS

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased. Information relating to other borrowings for the last three years is presented below (in thousands):

                                                                         2000              1999              1998
At December 31:
  Securities sold under agreements to repurchase                      $31,096           $32,308           $26,018
  Federal Home Loan Bank advances:
    Overnight                                                          20,000             3,000                 -
    Fixed term - due after one year                                    20,300            18,500            19,500
  Federal funds purchased                                                   -             1,175                 -
    Total                                                             $71,396           $54,983           $45,518
    Average interest rate at year end                                    6.06%             4.86%             4.51%
Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase                      $34,546           $32,308           $26,018
  Federal Home Loan Bank advances:
    Overnight                                                          44,000            18,000             5,500
    Fixed term - due in one year or less                                    -                 -                 -
    Fixed term - due after one year                                    20,300            20,500            20,500
  Federal funds purchased                                               1,000             1,175             5,750
    Total                                                             $99,846           $71,983           $57,767
Averages for the Year
  Securities sold under agreements to repurchase                      $23,349           $22,063           $ 9,717
  Federal Home Loan Bank advances:
    Overnight                                                          25,214             1,486               236
    Fixed term - due in one year or less                                    -                 -                 -
    Fixed term - due after one year                                    10,345            17,116            18,504
  Federal funds purchased                                               1,223               345               364
    Total                                                             $60,131           $41,010           $28,821
    Average interest rate during the year                                6.12%             4.65%             5.07%

     Securities sold under agreements to repurchase are short- term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund agricultural loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists primarily of $20.3 million which First Mid Bank is using to fund agricultural loans:

     *    $5 million advance at 6.16% with a 5-year maturity, due 03/20/05
     *    $2.3 million advance at 6.10% with a 5-year maturity, due 04/07/05
     * $5 million advance at 6.12% with a 5-year maturity, due 09/06/05
     * $3 million advance at 6.58% with a 2-year maturity, due 10/10/02
     * $5 million advance at 5.34% with a 5-year maturity, due 12/14/05.

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

     In the  banking  industry,  a  traditional  measurement  of  interest  rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2000 (in thousands):

                                                    NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1               1-3               3-6              6-12             12+
Federal funds sold                $   2,725            $    -            $    -           $    -           $    -
Taxable investment securities        17,945            10,561              5,621            9,868           78,397
Nontaxable investment securities         80               207              1,165              878           28,148
Loans                                65,838            28,792             26,117           36,560          271,980
  Total                            $ 86,588          $ 39,560           $ 32,903         $ 47,306        $ 378,525
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts         150,010                -                  -                -                -
Money market accounts                47,408                -                  -                -                -
Other time deposits                  24,289            34,755             53,963           68,632           58,282
Other borrowings                     20,000                -                  -                -            20,345
Long-term debt                        4,325                -                  -                -                -
  Total                           $ 246,032          $ 34,755           $ 53,963         $ 68,632         $ 78,627
  Periodic GAP                    $(159,444)         $  4,805           $(21,060)        $(21,326)       $ 299,898
  Cumulative GAP                  $(159,444)        $(154,639)         $(175,699)       $(197,025)       $ 102,873
GAP as a % of interest earning assets:
  Periodic                           (27.3%)             0.8%              (3.6%)           (3.6%)           51.3%
  Cumulat                            (27.3%)           (26.4%)            (30.0%)          (33.7%)           17.6%

     At December 31, 2000, the Company was liability sensitive on a cumulative basis through the twelve- month time horizon. Accordingly, future increases in interest rates could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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


CAPITAL RESOURCES

     At December 31, 2000, stockholders' equity increased $6,209,000 or 12.1% to $57,727,000 from $51,518,000 as of December 31, 1999. During 2000, net income contributed $5,660,000 to equity before the payment of dividends to common stockholders of $1,326,000. The change in the market value of available-for-sale investment securities increased stockholders' equity by $2,977,000, net of tax.


STOCK PLANS

DEFERRED COMPENSATION PLAN

     Effective September 30, 1998, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED" ("EITF 97- 14") for purposes of the First Mid- Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2000, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $1,218,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $1,218,000 as an equity instrument (deferred compensation).

     The DCP was effective as of June, 1984, in which the purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

     *    1,070 common shares during 2000
     *    5,820 common shares during 1999
     *    4,677 common shares during 1998.

FIRST RETIREMENT AND SAVINGS PLAN

     The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

     *    430 common shares during 2000
     *    3,275 common shares during 1999
     *    21,579 common shares during 1998.


DIVIDEND REINVESTMENT PLAN

     The Dividend Reinvestment Plan ("DRIP") was effective as of October, 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its shares of common and preferred shareholders into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Harris Trust and Savings Bank and offers a way to increase one's investment in the Company. Of the $1,326,000 in common stock dividends paid during 2000, $725,000 or 54.7% was reinvested into shares of common stock of the Company through the DRIP.

     Events that resulted in common shares being reinvested in the DRIP:

     * during 2000, 500 common shares were issued from stock options that were granted in October, 1997 and exercised in May, 2000.
     *    during  2000,  21,444  common  shares were  issued  from common  stock dividends.
     * during 1999, 500 common shares were issued from stock options that were granted in December, 1998 and exercised in May, 1999.
     * during 1999, 181,484 common shares were issued from converting 449 preferred shares.
     * during 1999, 21,023 common shares were issued from common and preferred stock dividends.
     * during 1998, 1,000 common shares were issued from stock options that were granted in October, 1997 and December, 1997 and exercised in August, 1998.
     * during 1998, 2,425 common shares were issued from converting 6 preferred shares.
     * during 1998, 20,837 common shares were issued from common and preferred stock dividends.


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

     The  following stock options have been awarded by the Company:

     *    December, 2000 granted 19,500 options at an option price of $28.25.
     *    January, 2000 granted 3,000 options at an option price of $34.50.
     * December, 1999 granted 9,500 options at an option price of $34.50; canceled 1,000 options in December, 2000.
     *    December,  1998 granted  11,500  options at an option price of $35.00;
          exercised 500 options in May, 1999; canceled 2,000 options in December, 1999; canceled 1,000 options in December, 2000.
     * December, 1997 granted 11,500 options at an option price of $33.73; exercised 500 options in August, 1998; canceled 1,500 options in December, 1999; canceled 1,500 options in December, 2000.
     * October, 1997 granted 19,500 options at an option price of $23.51; exercised 500 options in August, 1998; canceled 1,000 options in December, 1999; exercised 500 options in May, 2000; canceled 1,500 options in December, 2000.

     The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2000, 1999, and 1998.

STOCK REPURCHASE PROGRAM

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. The shares will be repurchased at market. During 2000, 60,169 shares (2.7%) at a total price of $1,881,000 were repurchased by the Company, 9,696 shares (.4%) at a total price of $337,000 were repurchased by the Company in 1999 and 13,539 shares (.7%) at a total price of $507,000 were purchased in 1998. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

CAPITAL RATIOS

     Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio. Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles. The Company and First Mid Bank have capital ratios above the regulatory capital requirements.

     A tabulation of the Company's and First Mid Bank's capital ratios as of December 31, 2000 follows:

                                               TIER ONE CAPITAL           TOTAL CAPITAL         TIER ONE CAPITAL
                                               TO RISK-WEIGHTED         TO RISK-WEIGHTED           TO AVERAGE
                                                    ASSETS                    ASSETS                 ASSETS
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                                     10.96%                   11.74%                   7.32%
First Mid-Illinois Bank & Trust, N.A.               11.26%                   12.04%                   7.54%

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.


LIQUIDITY

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois and Federal Home Loan Bank advances. At December 31, 2000, the excess collateral at the Federal Home Loan Bank will support approximately $57 million of additional advances.

     Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     * lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions
     *    deposit  activities,  including  seasonal demand of private and public funds
     * investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Government Treasuries and Agencies
     * operating activities, including schedule debt repayments and dividends to shareholders.


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


FUTURE ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" in June 2000, which addresses various implementation issues relating to SFAS 133. Adoption of the above Statements did not have a material impact on the Company's financial position, results of operation or liquidity.

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

     Based on the financial analysis performed as of December 31, 2000, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:

                                                             Increase (Decrease) In
                                           Net Interest           Net Interest             Return On
DECEMBER 31, 2000                             Income                 Margin                 Equity
Prime rate is 8.50%                            (000)               2000=3.74%             2000=11.16%
Prime rate increase of:
  200 basis points to 10.50%                $ (1,523)                (6.36)%                (2.56)%
  100 basis points to 9.50%                     (814)                (3.40)%                (1.36)%
Prime rate decrease of:
  200 basis points to 6.50%                      597                  2.49%                   .96%
  100 basis points to 7.50%                       70                   .29%                   .12%

     The following table shows the same analysis performed as of December 31, 1999.

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

     Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in net portfolio value ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained two percent increase or decrease in market interest rates. The following tables present, in thousands, First Mid Bank's projected change in NPV for the various rate shock levels at December 31, 2000 and December 31, 1999. All market risk sensitive instruments presented in the tables are held-to-maturity or available- for-sale. First Mid Bank has no trading securities.

DECEMBER 31, 2000

                                             Estimated
     Changes In                              NPV As A
   Interest Rates          Estimated          % of PV           Amount            Percent
   (basis points)             NPV            of Assets         of Change         of Change
      +200 bp               $53,155            8.35%           $(3,782)           (6.42)%
         0 bp                58,885            9.19%
      -200 bp                62,108            9.65%             3,223             5.47%


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

     As indicated above, at December 31, 2000, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's NPV would be expected to increase. At December 31, 2000, First Mid Bank's estimated changes in NPV were within the industry guidelines which normally allow a change in capital of +/-10% from the base case scenario.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
(In thousands, except share data)                                      2000         1999
ASSETS
Cash and due from banks (note 4):
  Non-interest bearing                                             $  22,035    $  21,054
  Interest bearing                                                        80           78
Federal funds sold                                                     2,725          710
  Cash and cash equivalents                                           24,840       21,842
Investment securities (note 5):
  Available-for-sale, at fair value                                  150,034      150,157
  Held-to-maturity, at amortized cost (estimated fair value of
  $2,800 and $2,077 at December 31, 2000 and 1999, respectively)       2,757        2,132
Loans (note 5 and 11)                                                429,288      388,319
Less allowance for loan losses (note 7)                                3,262        2,939
  Net loans                                                          426,026      385,380
Premises and equipment, net (note 8)                                  15,375       16,153
Accrued interest receivable                                            7,395        5,933
Intangible assets, net (notes 3 and 9)                                12,150       13,340
Other assets (note 17)                                                 4,422        6,166
  TOTAL ASSETS                                                     $ 642,999    $ 601,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10):
  Non-interest bearing                                             $  66,646    $  60,555
  Interest bearing                                                   437,339      424,456
  Total deposits                                                     503,985      485,011
Accrued interest payable                                               2,628        2,296
Federal funds purchased (note 11)                                         --        1,175
Securities sold under agreements to repurchase (notes 5 and 11)       31,096       32,308
Federal Home Loan Bank advances (note 11)                             40,300       21,500
Long-term debt (note 12)                                               4,325        4,325
Other liabilities (note 17)                                            2,938        2,970
  TOTAL LIABILITIES                                                  585,272      549,585
Stockholders' Equity (notes 13 and 16)
Common stock, $4 par value; authorized 6,000,000 shares;
  issued 2,325,469 shares in 2000 and 2,302,022 shares in 1999         9,302        9,208
Additional paid-in-capital                                            12,293       11,608
Retained earnings                                                     39,169       34,835
Deferred compensation                                                  1,218        1,123
Accumulated other comprehensive loss                                    (288)      (3,265)
Less treasury stock at cost, 85,404 shares
  in 2000 and 25,235 shares in 1999                                   (3,967)      (1,991)
TOTAL STOCKHOLDERS' EQUITY                                            57,727       51,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 642,999    $ 601,103
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2000, 1999 and 1998
(In thousands, except per share data)
                                                                  2000        1999       1998
INTEREST INCOME:
Interest and fees on loans                                     $ 34,893    $ 29,785   $ 29,072
Interest on investment securities:
  Taxable                                                         7,722       7,425      7,052
  Exempt from federal income tax                                  1,449       1,403        843
Interest on federal funds sold                                      121         485        451
Interest on deposits with other financial institutions                6          70         33
  Total interest income                                          44,191      39,168     37,451
INTEREST EXPENSE:
Interest on deposits (note 10)                                   18,412      16,229     16,786
Interest on securities sold under agreements
  to repurchase                                                   1,357         948      1,008
Interest on Federal Home Loan Bank advances                       2,409         942        435
Interest on federal funds purchased                                  66          18         19
Interest on long-term debt (note 12)                                329         278        378
  Total interest expense                                         22,573      18,415     18,626
  Net interest income                                            21,618      20,753     18,825
Provision for loan losses (note 7)                                  550         600        550
  Net interest income after provision for loan losses            21,068      20,153     18,275
OTHER INCOME:
Trust revenues                                                    2,010       1,912      1,746
Brokerage revenues                                                  437         456        304
Service charges                                                   2,592       2,317      1,919
Securities gains(losses), net (note 5)                               (3)          8        154
Mortgage banking income                                             383         624      1,121
Other                                                             1,270       1,386      1,096
  Total other income                                              6,689       6,703      6,340
OTHER EXPENSE:
Salaries and employee benefits (note 15)                         10,104       9,616      8,645
Net occupancy expense                                             1,378       1,323      1,179
Equipment rentals, depreciation and maintenance                   2,185       2,114      1,768
Federal deposit insurance premiums                                  100         104        107
Amortization of intangible assets (note 9)                        1,190       1,024        764
Stationery and supplies                                             534         642        657
Legal and professional                                              941       1,232        920
Marketing and promotion                                             769         643        500
Other                                                             2,861       2,689      2,579
  Total other expense                                            20,062      19,387     17,119
Income before income taxes                                        7,695       7,469      7,496
Income taxes (note 17)                                            2,035       2,237      2,434
  Net income                                                   $  5,660    $  5,232   $  5,062
Per common share data:
Basic earnings per share                                       $   2.51    $   2.40   $   2.39
Diluted earnings per share                                         2.50        2.29       2.24
See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2000, 1999 and 1998
(In thousands, except share and per share data)
                                                                                                       ACCUMULATED
                                                                       ADDITIONAL                         OTHER
                                                       PREFERRED COMMON PAID-IN-  RETAINED  DEFERRED  COMPREHENSIVE TREASURY
                                                         STOCK   STOCK   CAPITAL  EARNINGS COMPENSATION INCOME(LOSS) STOCK   TOTAL
DECEMBER 31, 1997                                       $ 3,100 $ 7,891   $ 7,038 $ 27,271   $      -    $    300   $ (24) $45,576
Comprehensive income:
  Net income                                                  -       -         -    5,062          -           -       -     5,062
  Net unrealized change in available-for-
    sale investment securities                                -       -         -        -          -         (39)      -       (39)
Total Comprehensive Income                                                                                                    5,023
Cash dividends on preferred stock ($462.50 per share)         -       -         -     (285)         -           -       -      (285)
Cash dividends on common stock ($.51 per share)               -       -         -   (1,023)         -           -       -    (1,023)
Issuance of 20,837 common shares pursuant
  to the Dividend Reinvestment Plan                           -      83       666        -          -           -       -       749
Issuance of 4,677 common shares pursuant
  to the Deferred Compensation Plan                           -      19       150        -          -           -       -       169
Issuance of 21,579 common shares pursuant
  to the First Retirement & Savings Plan                      -      86       663        -          -           -       -       749
Conversion of 6 preferred shares into 2,425 common shares   (30)     10        20        -          -           -       -         -
Purchase of 13,539 treasury shares                            -       -         -        -          -           -    (507)     (507)
Deferred compensation                                         -       -         -        -        950           -    (950)        -
Issuance of 1,000 common shares pursuant
  to the exercise of stock options                            -       4        25        -          -           -       -        29
December 31, 1998                                         3,070   8,093     8,562   31,025        950         261  (1,481)   50,480
Comprehensive income:
  Net income                                                  -       -         -    5,232          -           -       -     5,232
  Net unrealized change in available-for-
    sale investment securities                                -       -         -        -          -      (3,526)      -    (3,526)
Total Comprehensive Income                                                                                                    1,706
Cash dividends on preferred stock ($462.50 per share)         -       -         -     (232)         -           -       -      (232)
Cash dividends on common stock ($.55 per share)               -       -         -   (1,190)         -           -       -    (1,190)
Issuance of 21,023 common shares pursuant
  to the Dividend Reinvestment Plan                           -      84       663        -          -           -       -       747
Issuance of 5,820 common shares pursuant
  to the Deferred Compensation Plan                           -      23       185        -          -           -       -       208
Issuance of 3,275 common shares pursuant
  to the First Retirement & Savings Plan                      -      13       105        -          -           -       -       118
Conversion of 614 preferred shares into 248,177 common   (3,070)    993     2,077        -          -           -       -         -
shares
Purchase of 9,696 treasury shares                             -       -         -        -          -           -    (337)     (337)
Deferred compensation                                         -       -         -        -        173           -    (173)        -
Issuance of 500 common shares pursuant
  to the exercise of stock options                            -       2        16        -          -           -       -       18
December 31, 1999                                        $    - $ 9,208   $11,608 $ 34,835  $   1,123    $ (3,265)$(1,991) $ 51,518

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
For the years ended December 31, 2000, 1999 and 1998
(In thousands, except share and per share data)
                                                                                                  ACCUMULATED
                                                               ADDITIONAL                            OTHER
                                            PREFERRED  COMMON   PAID-IN-  RETAINED    DEFERRED   COMPREHENSIVE  TREASURY
                                              STOCK     STOCK    CAPITAL  EARNINGS  COMPENSATION INCOME(LOSS)     STOCK     TOTAL
December 31, 1999                             $    -  $ 9,208    $11,608  $ 34,835      $ 1,123     $ (3,265)  $ (1,991)  $ 51,518
Comprehensive income:
  Net income                                       -        -          -     5,660            -            -          -      5,660
  Net unrealized change in available-for-
    sale investment securities                     -        -          -         -            -        2,977          -      2,977
Total Comprehensive Income                                                                                                   8,637
Cash dividends on common
  stock ($.59 per share)                           -        -          -    (1,326)           -            -          -     (1,326)
Issuance of 21,444 common shares pursuant
  to the Dividend Reinvestment Plan                -       86        639         -            -            -          -        725
Issuance of 1,070 common shares pursuant
  to the Deferred Compensation Plan                -        4         26         -            -            -          -         30
Issuance of 430 common shares pursuant
  to the First Retirement & Savings Plan           -        2         10         -            -            -          -         12
Purchase of 60,169 treasury shares                 -        -          -         -            -            -     (1,881)    (1,881)
Deferred compensation                              -        -          -         -           95            -        (95)         -
Issuance of 500 common shares pursuant
  to the exercise of stock options                 -        2         10         -            -            -          -         12
December 31, 2000                             $    -  $ 9,302    $12,293   $39,169      $ 1,218       $ (288)   $(3,967)   $57,727
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(In thousands)                                                     2000          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   5,660    $   5,232    $   5,062
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                          550          600          550
  Depreciation, amortization and accretion, net                    2,887        2,474        2,072
  (Gain) loss on sale of securities, net                               3           (8)        (154)
  (Gain) loss on sale of other real property owned, net               48          (70)         172
  Gain on sale of mortgage loans held for sale, net                 (286)        (552)        (906)
  Deferred income taxes                                             (260)        (293)         (92)
  Increase in accrued interest receivable                         (1,462)        (191)        (375)
  Increase (decrease) in accrued interest payable                    332          205         (138)
  Origination of mortgage loans held for sale                    (14,220)     (28,998)     (76,000)
  Proceeds from sale of mortgage loans held for sale              15,268       36,944       70,164
  (Increase) decrease in other assets                              1,828       (3,050)       1,626
  Increase (decrease) in other liabilities                        (1,688)       2,687       (1,298)
Net cash provided by operating activities                          8,660       14,980          683
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                         (189)         (47)         (78)
Purchases of premises and equipment                               (1,106)      (2,731)      (2,091)
Net (increase) decrease in loans                                 (41,958)     (37,055)      15,429
Proceeds from sales of:
  Securities available-for-sale                                      607          721       10,485
Proceeds from maturities of:
  Securities available-for-sale                                   10,229       34,275       63,718
  Securities held-to-maturity                                        375          447          728
Purchases of:
  Securities available-for-sale                                   (4,817)     (36,164)    (111,174)
  Securities held-to-maturity                                     (1,794)        (332)        (799)
Purchase of financial organization, net of cash received              --       46,441           --
Net cash provided by (used in) investing activities              (38,653)       5,555      (23,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                               18,974      (28,938)      (7,962)
Increase (decrease) in federal funds purchased                    (1,175)       1,175           --
Increase (decrease) in repurchase agreements                      (1,212)       6,290       15,238
Increase in short-term FHLB Advances                              17,000        3,000           --
Repayment of long-term debt                                           --       (1,375)      (2,500)
Proceeds from issuance of long-term debt                           1,800           --       13,500
Proceeds from issuance of common stock                                54          344          947
Purchase of treasury stock                                        (1,881)        (337)        (507)
Dividends paid on preferred stock                                     --         (110)         (32)
Dividends paid on common stock                                      (569)        (514)        (474)
Net cash provided by (used in) financing activities               32,991      (20,465)      18,210
Increase (decrease) in cash and cash equivalents                   2,998           70       (4,889)
Cash and cash equivalents at beginning of year                    21,842       21,772       26,661
Cash and cash equivalents at end of year                       $  24,840    $  21,842    $  21,772
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                     $  22,241    $  18,620    $  18,488
  Income taxes                                                     2,417        2,539        2,918
Loans transferred to real estate owned                               102          442          506
Dividends reinvested in common shares                                724          748          749
See accompanying notes to consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF ACCOUNTING AND CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.


USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.


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

     Held-to-maturity securities are recorded at cost adjusted for amortization of premiums and accretion of discounts to the earlier of the call date or maturity date using the interest method.

     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from income and reported as a separate component of stockholders' equity. If a decrease in the fair value of a security is expected to be other than temporary, then the security is written down to its fair value through a charge to income.

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


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable losses inherent in the loan portfolio. The allowance is based on a continuing review of the loan portfolio, the underlying value of the collateral securing the loans, current economic conditions and past loan loss experience. Loans which are deemed to be uncollectible are charged off to the allowance. The provision for loan losses and recoveries are credited to the allowance.

     Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. The amount of the impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan's effective interest rate. Certain homogeneous loans such as residential real estate mortgage and installment loans are excluded from the impaired loan provisions. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.


PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is determined principally by the straight-line method over the estimated useful lives of the assets.


INTANGIBLE ASSETS

     Intangible assets generally arise from business combinations which the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair value of net assets acquired, with specific amounts assigned to core deposit relationships of acquired businesses. Intangible assets are amortized by the straight-line and accelerated methods over various periods of up to twenty years. Management reviews intangible assets for possible impairment when there is a significant event that detrimentally effects operations.


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


MORTGAGE BANKING ACTIVITIES

     First Mid Bank originates residential mortgage loans both for its portfolio and for sale into the secondary market. Included in mortgage banking income are gains or losses on the sale of loans and servicing fee income. Loans that are originated and held for sale are carried at the lower of aggregate amortized cost or fair value. Gains or losses from loan sales are computed using the specific identification method and are included in mortgage banking income in the Consolidated Statements of Income.

     The Company recognizes as separate assets the rights to service mortgage loans for others, however those rights are acquired. Originated Mortgage Servicing Rights ("OMSRs") are amortized in proportion to and over the period of estimated net servicing income.

For the year ended December 31,              2000          1999           1998
Capitalized mortgage servicing rights      $189,000      $47,000        $78,000
Amortization expense                        $79,000      $62,000        $75,000

     The balance of mortgage servicing rights was $256,000 and $199,000 at December 31, 2000 and 1999, respectively, and the fair value of the servicing rights approximates the net investment.


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


COMPREHENSIVE INCOME

     The Company's comprehensive income for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                2000       1999       1998
Net income                                   $ 5,660    $ 5,232    $ 5,062
Other comprehensive income:
  Unrealized gains(losses) during the year     4,508     (5,334)        95
  Reclassification adjustment for net
  (gains)losses realized in net income             3         (8)      (154)
  Tax effect                                  (1,534)     1,816         20
Comprehensive income                         $ 8,637    $ 1,706    $ 5,023


NOTE 2 - EARNINGS PER SHARE

     The Company follows Financial Accounting Standards Board's Statement No. 128, "EARNINGS PER SHARE" ("SFAS 128") in which income for Basic Earnings per Share ("EPS") is adjusted for dividends attributable to preferred stock and is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of the convertible preferred stock and the assumed conversion of stock options, if not anti-dilutive.

     The components of basic and diluted earnings per common share for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                    2000                   1999          1998
BASIC EARNINGS PER SHARE:
Net  income                                    $ 5,660,000            $ 5,232,000    $ 5,062,000
Less preferred stock dividends                        --                 (304,000)      (285,000)
Net  income available to common stockholders   $ 5,660,000            $ 4,928,000    $ 4,777,000
Weighted average common shares outstanding       2,257,407              2,055,905      1,999,767
Basic Earnings per Common Share                $      2.51            $      2.40    $      2.39
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders    $ 5,660,000            $ 4,928,000    $ 4,777,000
Assumed conversion of preferred stock                 --                  304,000        285,000
Net income available to common stock-
  holders after assumed conversion             $ 5,660,000            $ 5,232,000    $ 5,062,000
Weighted average common shares outstanding       2,257,407              2,055,905      1,999,767
Assumed conversion of stock options                  5,279                  7,493          8,149
Assumed conversion of preferred stock                 --                  216,901        249,122
Diluted weighted average common
  shares outstanding                             2,262,685              2,280,300      2,257,038
Diluted Earnings per Common Share              $      2.50            $      2.29    $      2.24


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


NOTE 4 - CASH AND DUE FROM BANKS

     Aggregate cash and due from bank balances of $471,000 and $236,000 at December 31, 2000 and 1999, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


NOTE 5 - INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2000 and 1999 were as follows (in thousands):

                                                                   GROSS           GROSS         ESTIMATED
                                                AMORTIZED       UNREALIZED      UNREALIZED         FAIR
2000                                              COST             GAINS          LOSSES           VALUE
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 89,202        $    185        $   (707)        $ 88,680
Obligations of states and political
 subdivisions                                     27,677             248            (283)          27,642
Mortgage-backed securities                        27,750             102            (144)          27,708
Federal Home Loan Bank stock                       2,708              --              --            2,708
Other securities                                   3,165             131              --            3,296
 Total available-for-sale                       $150,502        $    666        $ (1,134)        $150,034
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $  2,757        $     43        $     --         $  2,800

1999
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                       $ 91,180        $     --        $ (3,748)        $ 88,432
Obligations of states and political
 subdivisions                                     28,149              49          (1,108)          27,090
Mortgage-backed securities                        32,578              58            (580)          32,056
Federal Home Loan Bank stock                       1,913              --              --            1,913
Other securities                                     666              --              --              666
  Total available-for-sale                      $155,486        $    107        $ (5,436)        $150,157
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $  2,132        $      8        $    (63)        $  2,077

     Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 2000, 1999 and 1998 (in thousands):

                          2000         1999         1998
Proceeds from sales    $   607      $   721      $10,485
Gross gains                  1            8          157
Gross losses                 4            -            3

     Maturities of investment securities were as follows at December 31, 2000 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   AMORTIZED       ESTIMATED
                                     COST          FAIR VALUE
Available-for-sale:
 Due in one year or less           $  3,232        $  3,230
 Due after one-five years            76,652          76,209
 Due after five-ten years            20,526          20,386
 Due after ten years                 22,342          22,501
                                    122,752         122,326
 Mortgage-backed securities          27,750          27,708
Total available-for-sale           $150,502        $150,034
Held-to-maturity:
 Due in one year or less           $    686        $    687
 Due after one-five years               635             647
 Due after five-ten years               625             645
 Due after ten-years                    811             821
Total held-to-maturity             $  2,757        $  2,800
Total investment securities        $149,886        $149,461

     Investment securities of approximately $131,654,000 and $124,368,000 at December 31, 2000 and 1999 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


NOTE 6 - LOANS

     A summary of loans at December 31, 2000 and 1999 follows (in thousands):

                                                 2000            1999
Commercial, financial and agricultural        $100,216        $ 89,194
Real estate-mortgage                           299,252         273,293
Installment                                     28,865          24,659
Other                                            1,161           1,349
  Total gross loans                            429,494         388,495
Less unearned discount                             206             176
  Net loans                                   $429,288        $388,319

     The real estate mortgage loan balance in the above table includes loans held for sale of $587,000 and $1,349,000 at December 31, 2000 and 1999,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $14,260,000 at December 31, 2000 and $11,310,000 at December 31, 1999.

     Activity during 2000 was as follows (in thousands):

Balance at December 31, 1999             $11,310
New loans                                  3,654
Loan repayments                             (704)
Balance at December 31, 2000             $14,260

     The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 2000 and 1999(in thousands):

                                                          2000           1999
Nonaccrual loans                                         $2,982         $1,430
Loans past due ninety days or more and still accruing       245            366
Renegotiated loans which are performing
 in accordance with revised terms                           232             81

     Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $154,000, $131,000 and $189,000 in 2000, 1999 and 1998, respectively. The amount of interest income which was recorded amounted to $20,000 in 2000, $7,000 in 1999 and $7,000 in 1998.

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

At December 31,                                    2000       1999
Impaired loans for which an allowance has
  been provided                                  $  202       $ --
Impaired loans for which no allowance has
  been provided                                   2,780      1,427
Total loans determined to be impaired            $2,982     $1,427
Allowance on impaired loans                      $   68       $ --


For the year ended December 31,                    2000       1999       1998
Average recorded investment in impaired loans $2,037 $1,692 $2,002 Cash basis interest income recognized from
  impaired loans                                     20          7          7

     First Mid Bank enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. First Mid Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Mid Bank upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 2000 and 1999, respectively, the Company had $70,050,000 and $64,419,000 of outstanding commitments to extend credit and $1,098,000 and $1,046,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

     Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2000 and 1999, the Company's loan portfolio included approximately $67,912,000 and $59,532,000, respectively, of loans to borrowers directly related to the agricultural industry.

     Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2000, 1999 and 1998 was approximately $55,729,000, $51,905,000 and $55,452,000, respectively.

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses were as follows during the three year period ended December 31, 2000 (in thousands):

                                    2000             1999            1998
Balance, beginning of year        $ 2,939         $ 2,715         $ 2,636
Provision for loan losses             550             600             550
Acquired branches                      --             150              --
Recoveries                             60             100              84
Charge offs                          (287)           (626)           (555)
Balance, end of year              $ 3,262         $ 2,939         $ 2,715


NOTE 8 - PREMISES AND EQUIPMENT, NET

     Premises and equipment at December 31, 2000 and 1999 consisted of (in thousands):
                                                   2000           1999
Land                                             $ 2,981        $ 2,993
Buildings and improvements                        12,797         12,574
Furniture and equipment                            8,668          8,168
Leasehold improvements                               382            356
Construction in progress                              26             54
 Subtotal                                         24,854         24,145
Accumulated depreciation and amortization          9,479          7,992
  Total                                          $15,375        $16,153

     Depreciation expense was $1,884,000, $1,562,000 and $1,221,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 9 - INTANGIBLE ASSETS

     Intangible assets, net of accumulated amortization, at December 31, 2000 and 1999 consisted of (in thousands):

                                         2000           1999
Excess of cost over fair market
 value of acquired businesses          $10,529        $11,369
Core deposit premiums                    1,621          1,971
Total                                  $12,150        $13,340

     Amortization expense was $1,190,000, $1,024,000 and $764,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 10 - DEPOSITS

      As of December 31, 2000 and 1999, deposits consisted of (in thousands):

                                 2000             1999
Demand deposits:
  Non-interest bearing        $ 66,646        $ 60,555
  Interest bearing             113,388         105,076
Savings                         36,080          40,294
Money market                    47,408          51,945
Time deposits                  240,463         227,141
  Total deposits              $503,985        $485,011

     Total interest expense on deposits for the years ended December 31, 2000, 1999 and 1998 was as follows (in thousands):

                                  2000           1999           1998
Interest-bearing demand        $ 2,989        $ 2,230        $ 2,189
Savings                            952            944            856
Money market                     2,123          1,579          1,486
Time deposits                   12,348         11,476         12,255
Total                          $18,412        $16,229        $16,786

     As of December 31, 2000, 1999 and 1998, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):

                                        2000           1999           1998
Outstanding                          $62,922        $43,921        $43,398
Interest expense for the year          2,738          2,079          2,397

     The following table shows the amount of maturities for all time deposits as of December 31, 2000 (in thousands):

less than 1 year            $180,235
1 year to 2 years             42,832
2 years to 3 years             9,689
3 years to 4 years             3,357
over 4 years                   4,350
total                       $240,463


NOTE 11 - OTHER BORROWINGS

     As of December 31, 2000 and 1999 other borrowings consisted of (in thousands):
                                                            2000           1999
Securities sold under agreements to repurchase             $31,096      $32,308
Federal funds purchased                                         --        1,175
Federal Home Loan Bank advances:
 Overnight advances (6.62% in 2000 and 4.74% in 1999)       20,000        3,000
 Fixed term advances                                        20,300       18,500
Total                                                      $71,396      $54,983

     The Federal Home Loan Bank fixed-term Advances at December 31, 2000 consist of the following:

     * $5 million advance at 6.16%, due March 20, 2005, one year call option (callable on March 20, 2001)
     * $2.3 million advance at 6.10%, due April 7, 2005, callable quarterly after January, 2001
     *    $5 million advance at 6.12%, due September 6, 2005
     *    $5 million advance at 5.34%, due December 14, 2005.

     The Federal Home Loan Bank fixed-term Advances at December 31, 2000 and 1999 consist of the following:

     *    $3 million advance at 6.58%, due October 10, 2002.

                                                      2000      1999      1998
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end              $34,546   $32,308   $26,018
 Average amount outstanding for the year            24,576    22,063     9,717

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


NOTE 12 - LONG-TERM DEBT

     The Company had a long-term debt balance of $4,325,000 as of December 31, 2000 and 1999. This loan had a floating interest rate of 1.25% over the Federal funds rate with interest due quarterly and an effective interest rate of 7.80% in 2000 and 6.58% in 1999. No quarterly principal payments were paid during 2000. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. Total commitment amounts under the agreement and expiration periods were as follows:

Commitment                Period
$5,000,000           1/1/01 - 12/31/01
$4,000,000           1/1/02 - 12/31/02
$3,000,000           1/1/03 - 12/31/03

     The outstanding loan balance matures December 31, 2003. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2000 and 1999.

NOTE 13 - REGULATORY CAPITAL

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board. First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000 and 1999, that all capital adequacy requirements have been met.

     As of December 31, 2000 and 1999, the most recent notification from the primary regulators categorized the Company and First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2000, there are no conditions or events since that notification that management believes have changed these categories.

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                          ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 2000
Total Capital
  (to risk-weighted assets)
  Company                        $ 49,111         11.74%      $ 33,453        > 8.00%      $ 41,816      > 10.00%
  First Mid Bank                   50,226         12.04         33,374        > 8.00         41,718      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                          45,849         10.96         16,727        > 4.00         25,090      >  6.00
  First Mid Bank                   46,964         11.26         16,687        > 4.00         25,031      >  6.00
Tier 1 Capital
  (to average assets)
  Company                          45,849          7.32         25,070        > 4.00         31,338      >  5.00
  First Mid Bank                   46,964          7.54         24,931        > 4.00         31,163      >  5.00

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                     FOR CAPITAL              PROMPT CORRECTIVE
                                          ACTUAL                  ADEQUACY PURPOSES           ACTION PROVISIONS
                                   AMOUNT         RATIO         AMOUNT         RATIO        AMOUNT         RATIO
DECEMBER 31, 1999
Total Capital
  (to risk-weighted assets)
  Company                        $ 44,381         11.98%       $ 29,648       > 8.00%      $ 37,060      > 10.00%
  First Mid Bank                   45,409         12.40          29,305       > 8.00         36,631      > 10.00
Tier 1 Capital
  (to risk-weighted assets)
  Company                          41,442         11.18          14,824       > 4.00         22,236      >  6.00
  First Mid Bank                   42,470         11.59          14,652       > 4.00         21,979      >  6.00
Tier 1 Capital
  (to average assets)
  Company                          41,442          6.96          24,347       > 4.00         30,434      >  5.00
  First Mid Bank                   42,470          7.19          23,630       > 4.00         29,538      >  5.00


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

     Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2000 and 1999 were as follows (in thousands):

     Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                                 2000                          1999
                                         FAIR          CARRYING          FAIR          CARRYING
                                         VALUE          AMOUNT           VALUE          AMOUNT
Cash and cash equivalents             $ 24,840        $ 24,840        $ 21,842        $ 21,842
Investments available-for-sale         150,034         150,034         150,157         150,157
Investments held-to-maturity             2,757           2,800           2,132           2,077

     Financial   instrument   liabilities  with  stated   maturities  and  other
borrowings   have  been  valued  at  present   value,   using  a  discount  rate
approximating current market rates for similar assets and liabilities.

                                                   2000                          1999
                                           FAIR         CARRYING          FAIR          CARRYING
                                           VALUE         AMOUNT           VALUE          AMOUNT
Deposits with stated maturities         $240,349        $240,463        $226,339        $227,141
Securities sold under agreements
  to repurchase                           30,954          31,096          32,243          32,308
Federal Home Loan Bank advances           39,767          40,300          21,437          21,500

     Financial instrument liabilities without stated maturities and floating rate long-term debt have estimated fair values equal to both the amount payable on demand and the carrying amount.


                                                   2000                         1999
                                           FAIR          CARRYING          FAIR          CARRYING
                                           VALUE          AMOUNT           VALUE          AMOUNT
Deposits with no stated maturity        $263,522        $263,522        $257,870        $257,870
Federal funds purchased                      --              --            1,175           1,175
Floating rate long-term debt               4,325           4,325           4,325           4,325

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

                                     2000                           1999
                             FAIR          CARRYING          FAIR          CARRYING
                             VALUE          AMOUNT           VALUE          AMOUNT
Net loan portfolio        $423,952        $426,026        $380,203        $385,380

     The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.


NOTE 15 - RETIREMENT PLAN

     The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $413,000, $405,000 and $369,000 in 2000, 1999 and 1998, respectively. The Company has an agreement in place to pay $50,000 annually for 20 years from the retirement date to a retired senior officer of the Company.

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

     A summary of the status of stock options under the SI plan at December 31, 2000, 1999 and 1998 and changes during the years then ended are presented in the following table:
                                                          WEIGHTED
                                                           AVERAGE
                                                          EXERCISE
                                         SHARES             PRICE
Outstanding at December 31, 1997         31,000         $   27.30
  Granted                                11,500             35.00
  Exercised                              (1,000)            28.62
Outstanding at December 31, 1998         41,500         $   29.40
  Granted                                 9,500             34.50
  Canceled                               (4,500)            32.02
  Exercised                                (500)            35.00
Outstanding at December 31, 1999         46,000         $   30.14
  Granted                                22,500             29.08
  Canceled                               (5,000)            31.07
  Exercised                                (500)            23.51
Outstanding at December 31, 2000         63,000         $   29.74

     The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" in the following table (in thousands, except per share date):

For the years ended December 31,
                                      2000           1999           1998
Net income:
  As reported                      $ 5,660        $ 5,232        $ 5,062
  Pro forma                          5,656          5,228          5,030
Basic Earnings Per Share:
  As reported                      $  2.51        $  2.40        $  2.39
  Pro forma                        $  2.51        $  2.39        $  2.37
Diluted Earnings Per Share:
  As reported                      $  2.50        $  2.29        $  2.24
  Pro forma                        $  2.50        $  2.29        $  2.23

     The fair value of options granted is estimated on the grant date using the Black-Scholes option- pricing model. The following assumptions were used in estimating the fair value for options granted in 2000, 1999 and 1998.

                                      2000           1999           1998
Dividend yield                        1.9%            1.6%           1.3%
Risk free interest rate              5.12%           6.93%          5.25%
Weighted average expected life        8.6 yrs         9.3 yrs        6.5 yrs
Expected volatility                    14%             13%            20%

     The weighted average per share fair values of options granted in 2000, 1999 and 1998 was $12.48, $13.47 and $9.22, respectively.


NOTE 17 - INCOME TAXES

     The components of Federal and State income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                           2000            1999            1998
Current
  Federal               $ 2,197         $ 2,386         $ 2,369
  State                      98             144             157
  Total Current           2,295           2,530           2,926
Deferred
  Federal                  (227)           (267)            (81)
  State                     (33)            (26)            (11)
  Total Deferred           (260)           (293)            (92)
Total                   $ 2,035         $ 2,237         $ 2,434

     Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):

                                                 2000            1999           1998
Expected income taxes                         $ 2,616         $ 2,539         $ 2,549
Effects of:
 Tax-exempt income                               (595)           (562)           (348)
 Nondeductible interest expense                    87              70              38
 Goodwill amortization                            120             120             120
 State deduction, net of federal taxes             43              78              96
 Donation of property                            (197)             --              --
 Other items, net                                 (39)             (8)            (21)
Total                                         $ 2,035         $ 2,237         $ 2,434

     The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):

                                                   2000          1999
Deferred tax assets:
 Allowance for loan losses                       $1,230        $1,088
 Available-for-sale investment securities           180         2,065
 Deferred compensation                              398           361
 Other, net                                         327           177
Total gross deferred tax assets                  $2,135        $3,691
Deferred tax liabilities:
 Depreciation                                    $  362        $  558
 Purchase accounting                                185            13
 Other, net                                         193           100
Total gross deferred tax liabilities             $  740        $  671
Net deferred tax assets                          $1,395        $3,020

     Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2000 and 1999 as management believes it is more likely than not that the deferred tax assets will be fully realized.


NOTE 18 - DIVIDEND RESTRICTIONS

     Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2000, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $7.3 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


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

NOTE 20 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
BALANCE SHEETS:
December 31,                                         2000           1999
Assets
  Cash                                            $   745        $   823
  Premises and equipment, net                           4              8
  Investment in subsidiaries                       59,345         53,222
  Other assets                                      2,729          2,563
Total Assets                                      $62,823        $56,616
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                               $   717        $   684
  Long-term debt                                    4,325          4,325
  Other liabilities                                    54             89
Total Liabilities                                   5,096          5,098
  Stockholders' equity                             57,727         51,518
Total Liabilities and Stockholders' equity        $62,823        $56,616

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF INCOME:
YEARS ENDED DECEMBER 31,                                  2000          1999          1998
Income:
  Dividends from subsidiaries                           $2,813        $1,875        $1,875
  Other income                                              96           155           111
                                                         2,909         2,030         1,986
Operating expenses                                       1,053         1,323         1,203
Income before income taxes and equity
  in undistributed earnings of subsidiaries              1,856           707           783
Income tax benefit                                         371           471           454
Income before equity in undistributed
  earnings of subsidiaries                               2,227         1,178         1,237
Equity in undistributed earnings of subsidiaries         3,433         4,054         3,825
Net income                                              $5,660        $5,232        $5,062

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS:
YEARS ENDED DECEMBER 31,                                  2000            1999            1998
Cash flows from operating activities:
 Net income                                            $ 5,660         $ 5,232         $ 5,062
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, accretion, net              4               4               7
     Equity in undistributed earnings of
        subsidiaries                                    (3,433)         (4,054)         (3,825)
     (Increase) decrease in other assets                   121            (533)            910
     Increase (decrease) in other liabilities              (34)             45            (522)
Net cash provided by operating activities                2,318             694           1,632
Cash flows from financing activities:
 Repayment of long-term debt                                --            (375)         (1,500)
 Proceeds from issuance of common stock                     54             344             947
 Purchase of treasury stock                             (1,881)           (337)           (507)
 Dividends paid on preferred stock                          --            (110)            (32)
 Dividends paid on common stock                           (569)           (514)           (474)
Net cash used in financing activities                   (2,396)           (992)         (1,566)
Increase (decrease) in cash                                (78)           (298)             66
Cash at beginning of year                                  823           1,121           1,055
Cash at end of year                                    $   745         $   823         $ 1,121

STATEMENT OF RESPONSIBILITY FOR FINANCIAL DATA

     Management is responsible for the integrity of all the financial data included in this Annual Report. The financial statements and related notes are prepared in accordance with accounting principles generally accepted in the United States of America. Financial information elsewhere in this Report is consistent with that in the financial statements.

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

     The consolidated financial statements, as identified in the accompanying Independent Auditors' Report, have been audited by KPMG LLP, independent certified public accountants. The audits were conducted in accordance with auditing standards generally accepted in the United States of America, which included tests of the accounting records and other auditing procedures considered necessary to formulate an opinion as to the fairness, in all material respects, of the consolidated financial statements.



William S. Rowland                                  Michael L. Taylor
Chairman and Chief                                  Chief Financial Officer
Executive Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

     We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Chicago, Illinois
January 26, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Proposal 1 - Election of Directors."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item
- Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item 12 is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Transactions with Management."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

     The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

     *    Consolidated Balance Sheets -- December 31, 2000 and 1999
     * Consolidated Statements of Income -- For the Years Ended December 31, 2000, 1999 and 1998
     * Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2000, 1999 and 1998
     * Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2000, 1999 and 1998.
(a)(3) -- Exhibits

     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. FIRST MID-ILLINOIS BANCSHARES, INC. (Company)

Dated:    MARCH 27, 2001                By:  /s/ William S. Rowland
                                                 William S. Rowland
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27{th} day of March, 2001, by the following persons on behalf of the Company and in the capacities listed.

SIGNATURE AND TITLE

/s/ William S. Rowland
William S. Rowland, Chairman of the Board, President and Chief Executive Officer and Director

/s/ Michael L. Taylor
Michael L. Taylor, Vice President and Chief Financial Officer

/s/ Charles A. Adams
Charles A. Adams, Director

/s/ Kenneth R. Diepholz
Kenneth R. Diepholz, Director

/s/ Steven L. Grissom
Steven L. Grissom, Director

/s/ Richard A. Lumpkin
Richard A. Lumpkin, Director

/s/ Daniel E. Marvin, Jr.
Daniel E. Marvin, Jr., Director

/s/ Gary W. Melvin
Gary W. Melvin, Director

/s/ Sara Jane Preston
Sara Jane Preston, Director

/s/ Ray A. Sparks
Ray A. Sparks, Director

EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT

EXHIBIT
NUMBER      DESCRIPTION AND FILING OR INCORPORATION REFERENCE
  3.1       RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED
            CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC.
            Incorporated by reference to Exhibit 3(a) to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1987 (File No. 0-13688)
  3.2       RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
            Incorporated by reference to Exhibit 3(b) to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1987 (File No 0-13368)
  4.1       RIGHTS AGREEMENT, DATED AS OF SEPTEMBER 21, 1999, BETWEEN FIRST
            MID-ILLINOIS BANCSHARES, INC. AND HARRIS TRUST AND SAVINGS BANK,
            AS RIGHTS AGENT
            Incorporated by reference to Exhibit 4.1 to First Mid-Illinois
            Bancshares, Inc.'s Registration Statement on Form 8-A filed with the SEC on September 22, 1999
 10.1       EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND WILLIAM S. ROWLAND
            Incorporated by reference to Exhibit 10.1 to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1999 (File No 0-13368)
 10.2       EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND JOHN W. HEDGES
            Incorporated by reference to Exhibit 10.2 to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1999 (File No 0-13368)
 10.3       DEFERRED COMPENSATION PLAN
            Incorporated by reference to Exhibit 10.4 to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1998 (File No 0-13368)
 10.4       1997 STOCK INCENTIVE PLAN
            Incorporated by reference to Exhibit 10.5 to First Mid-Illinois
            Bancshares, Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1998 (File No 0-13368)
 10.5       EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND ROBERT J. SWIFT, JR.
            (Filed herewith)
 11.1       STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
            (Filed herewith)
 21.1       SUBSIDIARIES OF THE COMPANY
            (Filed herewith)
 23.1       CONSENT OF KPMG LLP
            (Filed herewith)

                                                                    EXHIBIT 10.5
                              EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement") is made and entered into this 24th day of July, 2000, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and Robert J. Swift, Jr. ("Executive").

     In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT

     1.01 TERM OF AGREEMENT. The term of this Agreement shall commence on August 14, 2000 and shall continue for three years, until August 14, 2003. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

     1.02 EMPLOYMENT. The Company agrees to employ Executive as its Executive Vice President commencing August 14, 2000 and Executive accepts such employment by the Company on the terms and conditions herein set forth. The duties of Executive shall be determined by the Company's Board of Directors and Executive shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Board in the performance of such duties. During the term of his employment, Executive agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Executive shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries; (b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breach of Section Six of the Agreement.

                                   ARTICLE TWO
                            COMPENSATION AND BENEFITS

     While Executive is employed with the Company during the term of this Agreement, the Company shall provide Executive with the following compensation and benefits:

     2.01 BASE SALARY. The Company shall pay Executive an annual base salary of $120,000.00 per fiscal year, payable in accordance with the Company's customary payroll practices for executive employees. The Board may review and adjust Executive's base salary from year to year; provided, however, that during the term of Executive's employment, the Company shall not decrease Executive's base salary.

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

     4.02 TERMINATION FOLLOWING A CHANGE IN CONTROL. Notwithstanding Section 4.01, if, following a Change in Control, Executive's employment is terminated by the Company (or any successor thereto) for any reason other than Cause, or if Executive terminates his employment because of a decrease in his then current base salary or a substantial diminution in his position and responsibilities, the Company (or any successor thereto) shall pay Executive the following:
     (a) The Executive's annual base salary in effect at the time of such termination. Such amount shall be paid, at Executive's election, in either a lump sum payment as soon as practicable following the date of such termination or periodically in accordance with the Company's or successor's customary payroll practices for executive employees.
     (b) An amount equal to the incentive compensation earned by or paid to Executive for the fiscal year immediately preceding the year in which Executive's termination of employment occurs. Such amount shall be paid to Executive in a lump sum as soon as practicable after the date of his termination.
     (c) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.
     (d) Continued coverage for Executive and/or Executive's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Executive's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the twelve month period beginning on the date of such termination, the Executive shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, the Executive shall be charged for such coverage in accordance with the provisions of COBRA.

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

                                  ARTICLE FIVE
                            CONFIDENTIAL INFORMATION

     5.01 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION. During his employment with the Company, and after his termination of such employment with the Company, Executive shall not, in any form or manner, directly or indirectly, use, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, any Confidential Information, except as required in the performance of Executive's duties hereunder, as required by law or as necessary in conjunction with legal proceedings.

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

                                   ARTICLE SIX
                   NON-COMPETE AND NON-SOLICITATION COVENANTS

     6.01 COVENANT NOT TO COMPETE. During the term of this Agreement and for a period of two years following the later of (i) the termination of Executive's employment for any reason or (ii) the last day of the term of the Agreement, Executive shall not, on behalf of himself or on behalf of another person, corporation, partnership, trust or other entity, within the counties of Coles, Moultrie, Douglas, Cumberland, Effingham, Champaign, Christian, Macon or Piatt, Illinois, or any other county in which the Company or any affiliate conducts business:
     (a) Directly or indirectly own, manage, operate, control, participate in the ownership, management, operation or control of, be connected with or have any financial interest in, or serve as an officer, employee, advisor, consultant, agent or otherwise to any person, firm, partnership, corporation, trust or other entity which owns or operates a business similar to that of the Company or its affiliates.
     (b) Solicit for sale, represent, and/or sell Competing Products to any person or entity who or which was the Company's customer or client during the last two years of Executive's employment. "Competing Products," for purposes of this Agreement, means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by the Company or any affiliate or which were in development by the Company or any affiliate within the last two years of Executive's employment.

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

If to Executive:  Robert J. Swift, Jr.
                  _________________________
                  _________________________

                  Facsimile:_________________

If to the Company:      First Mid-Illinois Bancshares, Inc.
                        1515 Charleston Avenue
                        Mattoon, Illinois 61938
                        Facsimile: 217-234-0485
                        Attention:  Chairman

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

                        FIRST MID-ILLINOIS BANCSHARES, INC.

                        By:   /S/ WILLIAM S. ROWLAND
                              William S. Rowland
                        Title: CHAIRMAN OF THE BOARD

                        EXECUTIVE:

                            /S/ ROBERT J. SWIFT, JR.
                              Robert J. Swift, Jr.

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

     The components of basic and diluted earnings per common share for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                      2000              1999            1998
BASIC EARNINGS PER SHARE:
Net  income                                     $ 5,660,000       $ 5,232,000     $ 5,062,000
Less preferred stock dividends                           --          (304,000)       (285,000)
Net  income available to common stockholders    $ 5,660,000       $ 4,928,000     $ 4,777,000
Weighted average common shares outstanding        2,257,407         2,055,905       1,999,767
Basic Earnings per Common Share                 $      2.51       $      2.40     $      2.39
DILUTED EARNINGS PER SHARE:
Net income available to common stockholders     $ 5,660,000       $ 4,928,000     $ 4,777,000
Assumed conversion of preferred stock                    --           304,000         285,000
Net income available to common stock-
  holders after assumed conversion              $ 5,660,000       $ 5,232,000     $ 5,062,000
Weighted average common shares outstanding        2,257,407         2,055,905       1,999,767
Assumed conversion of stock options                   5,279             7,493           8,149
Assumed conversion of preferred stock                    --           216,901         249,122
Diluted weighted average common
  shares outstanding                              2,262,685         2,280,300       2,257,038
Diluted Earnings per Common Share               $      2.50       $      2.29     $      2.24

                                                                    EXHIBIT 21.1

                          SUBSIDIARIES OF THE COMPANY

First Mid-Illinois Bank & Trust, N.A. (a national banking association)

Mid-Illinois Data Services, Inc. (a Delaware corporation)

First Mid-Illinois Insurance Services, Inc. (an Illinois corporation; 100% owned by First Mid Bank)

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

     We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 26, 2001, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.

/s/ KPMG LLP


Chicago, Illinois
March 27, 2001