Form 10-Q
period 2001-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2001-05-14
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001 Commission
                              file number: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of May 10, 2001, 2,245,745 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)                      March 31,   December 31,
(In thousands, except share data)                              2001           2000
                                                       --------------- --------------
Assets:
Cash and due from banks:
  Non-interest bearing                                        $ 16,363       $ 22,035
  Interest bearing                                                  46             80
Federal funds sold                                               8,975          2,725
                                                       --------------- --------------
  Cash and cash equivalents                                     25,384         24,840
Investment securities:
  Available-for-sale, at fair value                            151,396        150,034
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,839 and $2,800 at March 31, 2001
    and December 31, 2000, respectively)                         2,757          2,757
Loans                                                          423,838        429,288
Less allowance for loan losses                                   3,403          3,262
                                                       --------------- --------------
  Net loans                                                    420,435        426,026
Premises and equipment, net                                     15,142         15,375
Intangible assets, net                                          11,856         12,150
Other assets                                                     9,453         11,817
                                                       --------------- --------------
  Total assets                                                $636,423       $642,999
                                                       --------------- --------------
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                        $ 63,935       $ 66,646
  Interest bearing                                             453,572        437,339
                                                       --------------- --------------
  Total deposits                                               517,507        503,985
Securities sold under agreements to repurchase                  25,406         31,096
Federal Home Loan Bank advances-short term                          --         20,000
Federal Home Loan Bank advances-long term                       23,300         20,300
Long-term debt                                                   4,325          4,325
Other liabilities                                                5,325          5,566
                                                       --------------- --------------
  Total liabilities                                            575,863        585,272
                                                       --------------- --------------
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 2,342,896 shares in 2001 and
  2,325,469 shares in 2000                                       9,372          9,302
Additional paid-in-capital                                      12,715         12,293
Retained earnings                                               40,634         39,169
Deferred compensation                                            1,299          1,218
Accumulated other comprehensive income (loss)                      846           (288)
Less treasury stock at cost, 93,601 shares
  in 2001 and 85,404 shares in 2000                             (4,306)        (3,967)
                                                       --------------- --------------
Total stockholders' equity                                      60,560         57,727
                                                       --------------- --------------
Total liabilities and stockholders' equity                    $636,423       $642,999
                                                       --------------- --------------

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income
(unaudited)                                   Three months ended
(In thousands, except per share data)              March 31,
                                                2001       2000
                                             ---------- ----------
Interest income:
Interest and fees on loans                      $ 9,015    $ 8,165
Interest on investment securities                 2,221      2,288
Interest on federal funds sold                       34         37
Interest on deposits with
  other financial institutions                        1          1
                                             ---------- ----------
  Total interest income                          11,271     10,491
Interest expense:
Interest on deposits                              5,052      4,232
Interest on securities sold under agreements
  to repurchase                                     292        289
Interest on Federal Home Loan Bank advances         404        359
Interest on Federal funds purchased                   6         36
Interest on long-term debt                           74         75
                                             ---------- ----------
  Total interest expense                          5,828      4,992
                                             ---------- ----------
  Net interest income                             5,443      5,499
Provision for loan losses                           150        150
                                             ---------- ----------
  Net interest income after provision             5,293      5,349
Other income:
Trust revenues                                      500        513
Brokerage revenues                                   97        137
Service charges                                     717        592
Securities gains                                     58         --
Mortgage banking income                             178         62
Other                                               446        306
                                             ---------- ----------
  Total other income                              1,996      1,610
Other expense:
Salaries and employee benefits                    2,552      2,510
Net occupancy and equipment expense                 951        878
Amortization of intangible assets                   294        302
Stationery and supplies                             156        148
Legal and professional                              235        170
Marketing and promotion                             158        157
Other                                               819        731
                                             ---------- ----------
  Total other expense                             5,165      4,896
                                             ---------- ----------
Income before income taxes                        2,124      2,063
Income taxes                                        659        633
                                             ---------- ----------
  Net income                                    $ 1,465    $ 1,430
                                             ---------- ----------

Per share data:
Basic earnings per share                         $  .65      $ .63
Diluted earnings per share                       $  .65      $ .63
                                             ---------- ----------

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
For the three months ended
                                                              March 31,
(In thousands)                                            2001         2000
                                                      ------------ ------------
Cash flows from operating activities:
Net income                                                 $ 1,465     $ 1,430
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                    150         150
  Depreciation, amortization and accretion, net                738         703
  Gain on sale of securities, net                              (58)         --
  Loss on sale of other real property owned, net                 3          16
  Gain on sale of mortgage loans held for sale, net           (116)        (45)
  Origination of mortgage loans held for sale               (9,881)     (3,062)
  Proceeds from sale of mortgage loans held for sale         8,402       3,030
  Decrease in other assets                                   2,383       1,231
  Increase (decrease) in other liabilities                    (242)        153
                                                      ------------ ------------
Net cash provided by operating activities                    2,844       3,606
                                                      ------------ ------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                    (35)         (9)
Purchases of premises and equipment                           (260)       (363)
Net (increase) decrease in loans                             7,036      (9,166)
Proceeds from sales of securities available-for-sale         1,739          --
Proceeds from maturities of securities avai                 18,279       1,853
Purchases of securities available-for-sale                 (19,355)         --
Purchases of securities held-to-maturity                       (54)     (1,086)
                                                      ------------ ------------
Net cash provided by (used in) investing activities          7,350      (8,771)
                                                      ------------ ------------
Cash flows from financing activities:
Net increase (decrease) in deposits                         13,522      (1,249)
Decrease in repurchase agreements                           (5,690)     (8,425)
Decrease in federal funds purchased                             --      (1,175)
Increase (decrease) in FHLB advances short-term            (20,000)     17,300
Increase (decrease) in FHLB advances long-term               3,000      (5,500)
Proceeds from issuance of common stock                          94          --
Purchase of treasury stock                                    (258)       (677)
Dividends paid on common stock                                (318)       (310)
                                                      ------------ ------------
Net cash used in financing activities                       (9,650)        (36)
                                                      ------------ ------------
Increase (decrease) in cash and cash equivalents               544      (5,201)
Cash and cash equivalents at beginning of period            24,840      21,842
                                                      ------------ ------------
Cash and cash equivalents at end of period                 $25,384     $16,641
                                                      ------------ ------------
Additional disclosures of cash flow information Cash paid during the period for:
  Interest                                                 $ 5,460     $ 4,852
  Income taxes                                                  --          30
Dividends reinvested in common stock                           398         374
                                                      ------------ ------------
See accompanying notes to unaudited consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned s Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 2001 and 2000, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Form 10-K.

Accounting Changes

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" in June 2000, which addresses various implementation issues relating to SFAS 133. Adoption of the above Statements on January 1, 2001, did not have a material impact on the Company's financial position, results of operation or liquidity.

Comprehensive Income

     The Company's comprehensive income for the three month periods ended March 31, 2001 and 2000 is as follows:
                                          Three months ended
                                               March 31,
                                          -------------------
(In thousands)                                2001      2000
                                          --------- ---------
Net income                                   $1,465    $1,430
Other comprehensive income:
  Unrealized gain (loss) during the period    1,909       (85)
  Less: realized gain during the period         (58)       --
  Tax effect                                   (717)       33
                                          --------- ---------
Comprehensive income                         $2,599    $1,378
                                          --------- ---------


Earnings Per Share

     Income for basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding increased by the assumed conversion of the Company's stock options. The components of basic and diluted earnings per common share for the three month periods ended March 31, 2001 and 2000 are as follows:

                                           Three months ended
                                               March 31,
                                         ----------------------
                                             2001        2000
                                         ----------- ----------
Basic Earnings per Share:
Net income                                $1,465,000 $1,430,000
Weighted average common shares
outstanding                                2,251,576  2,277,737
                                         ----------- ----------
Basic earnings per common share                $ .65      $ .63
                                         ----------- ----------

Diluted Earnings per Share:
Weighted average common shares
outstanding                                2,251,576  2,277,737
Assumed conversion of stock options            6,059      4,541
                                         ----------- ----------
Diluted weighted average common
  shares outstanding                       2,257,635  2,282,278
                                         ----------- ----------
Diluted earnings per common share              $ .65      $ .63
                                         ----------- ----------

Mergers and Acquisitions

     On April 20, 2001, First Mid Bank acquired all outstanding stock of American Bank of Illinois located in Highland, Illinois, for $3.7 million in cash. This acquisition added approximately $30.8 million to total deposits, $24.9 million to loans, $2 million to securities, $1.7 million to premises and equipment and $1.4 million to intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair values as of the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the periods ended March 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Overview

     Net income for the three months ended March 31, 2001 was $1,465,000 ($.65 diluted EPS), an increase of $35,000 from $1,430,000 ($.63 diluted EPS) for the same period in 2000. A summary of the factors which contributed to the change in net income for the three months is shown in the table below.


                                           2001 vs 2000
(In thousands)                             Three months
                                          --------------
Net interest income                           $ (56)
Other income, including securities
transactions                                    386
Other expenses                                  269
Income taxes                                     26
                                          --------------
Increase in net income                         $ 35
                                          --------------

     The following table shows the Company's annualized performance ratios for the three months ended March 31, 2001 and 2000, as compared to the performance ratios for the year ended December 31, 2000:

                                   March 31,     March 31,    December 31,
                                     2001           2000          2000
                                 ------------- -------------- -------------
Return on average assets                  .93%           .96%          .92%
Return on average equity                 9.91%         11.13%        10.55%
Return on average common equity          9.91%         11.03%        10.55%
Average equity to average assets         9.37%          8.66%         8.70%


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

     For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to income taxes at 34%. The adjustment is referred to as the tax-equivalent ("TE") adjustment. The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                               Three Months Ended       Three Months Ended
                                 March 31, 2001           March 31, 2000
                            --------------------------------------------------
                             Average         Average  Average         Average
                             Balance Interest  Rate   Balance Interest  Rate
                            --------------------------------------------------
ASSETS
Interest-bearing deposits    $     68 $     1   5.84%  $    93 $     1   5.61%
Federal funds sold              2,577      34   5.31%    2,654      37   5.56%
Investment securities
  Taxable                     120,155   1,870   6.22%  121,912   1,926   6.32%
  Tax-exempt (1)               30,681     532   6.93%   29,755     549   7.37%
Loans (2)(3)                  427,476   9,015   8.44%  390,042   8,165   8.37%
                            --------------------------------------------------
Total earning assets          580,957  11,452   7.88%  544,456  10,678   7.84%
                            --------------------------------------------------

Cash and due from banks        15,965                   16,878
Premises and equipment         15,319                   16,109
Other assets                   22,431                   24,313
Allowance for loan losses      (3,332)                  (3,005)
                            ---------                ---------
Total assets                 $631,340                 $598,751
                            ---------                ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits
  Demand deposits            $162,805 $ 1,238   3.04% $160,657 $ 1,144   2.85%
  Savings deposits             36,999     220   2.38%   40,603     238   2.34%
  Time deposits               248,737   3,594   5.78%  224,325   2,851   5.08%
Securities sold under
  agreements to repurchase     24,053     292   4.86%   23,928     289   4.83%
FHLB advances                  27,094     404   5.96%   24,840     359   5.78%
Federal funds purchased           387       6   5.82%    2,370      36   6.00%
Long-term debt                  4,325      74   6.84%    4,325      75   6.96%
                            --------------------------------------------------
Total interest-bearing
    liabilities               504,400   5,828   4.62%  481,048   4,992   4.15%
                            --------------------------------------------------

Demand deposits                62,358                   61,269
Other liabilities               5,423                    4,572
Stockholders' equity           59,160                   51,863
                            ---------                ---------
Total liabilities & equity   $631,340                 $598,751
                            ---------                ---------
Net interest income (TE)              $ 5,624                  $ 5,686
                                     --------                 --------
Net interest spread                             3.26%                    3.69%
Impact of non-interest
 bearing funds                                   .61%                     .49%
                                             --------                 --------
Net yield on interest-
  earning assets (TE)                           3.87%                    4.18%
                                             --------                 --------

(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the three months ended March 31, 2001, as compared to the same period in 2000 (in thousands):

                                For the three months ended March 31,
                                       2001 compared to 2000
                                       Increase / (Decrease)
                             ------------------------------------------
                                Total                          Rate/
                               Change     Volume     Rate    Volume (4)
                             ------------------------------------------
Earning Assets:
Interest-bearing deposits        $   --    $   --    $    --     $  --
Federal funds sold                   (3)       (1)        (2)       --
Investment securities:
  Taxable                           (56)      (28)       (29)        1
  Tax-exempt (1)                    (17)       17        (33)       (1)
Loans (2)(3)                        850       780         64         6
                             ------------------------------------------
  Total interest income             774       768         --         6
                             ------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                    94        16         77         1
  Savings deposits                  (18)      (22)         4        --
  Time deposits                     743       308        392        43
Securities sold under
  agreements to repurchase            3         2          1        --
FHLB advances                        45        33         11         1
Federal funds purchased             (30)      (30)        (1)        1
Long-term debt                       (1)       --         (1)       --
                             ------------------------------------------
  Total interest expense            836       307        483        46
                             ------------------------------------------
 Net interest income            $   (62)  $   461     $ (483)   $  (40)
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

     On an tax equivalent basis, net interest income decreased $62,000, or 1.1% to $5,624,000 for the three months ended March 31, 2001, from $5,686,000 for the same period in 2000. The decrease in net interest income was primarily due to an increase in rates on interest bearing liabilities greater than the increase in rates on interest earning assets.

     For the three months ended March 31, 2001, average earning assets increased by $36,501,000, or 6.6%, and average interest-bearing liabilities increased $23,352,000, or 4.9%, compared with average balances for the three months ended March 31, 2000. Changes in average balances, as a percent of average earnings assets, are shown below:

     o average loans (as a percent of average earnings assets) increased 2.0% to 73.6% for the three months ended March 31, 2001 from 71.6% for the three months ended March 31, 2000.
     o average securities (as a percent of average earnings assets) decreased 1.9% to 26.0% for the three months ended March 31, 2001 from 27.9% for the three months ended March 31, 2000.
     o net interest margin, on a tax equivalent basis, decreased to 3.87% for the three months ended March 31, 2001, from 4.18% for the three months ended March 31, 2000.

Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 2001 and 2000 was $150,000. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2001 and 2000 (in thousands):

                               Three months ended
                            2001      2000     $ change
                         ---------- --------- ----------
Trust                       $   500   $   513    $  (13)
Brokerage                        97       137       (40)
Service charges                 717       592       125
Security gains                   58        --        58
Mortgage banking                178        62       116
Other                           446       306       140
                         ---------- --------- ----------
  Total other income        $ 1,996   $ 1,610     $ 386
                         ---------- --------- ----------

o Total non-interest income increased to $1,996,000 for the three months ended March 31, 2001, compared to $1,610,000 for the same period in 2000.

o Trust revenues decreased $13,000 or 2.5% to $500,000 for the three months ended March 31, 2001, compared to $513,000 for the same period in 2000.

o Trust assets, reported at market value, were $290 million at March 31, 2001, $303 million at December 31, 2000 and $330 million at March 31, 2000.

o Revenues from brokerage and annuity sales decreased $40,000 or 29.2% for the three months ended March 31, 2001, compared with the same period in 2000, as a result of decreased sales of annuities.

o Fees from service charges increased $125,000 or 21.1% to $717,000 for the three months ended March 31, 2001, compared to $592,000 for the same period in 2000. This increase was primarily due to an increase in the number of savings and transaction accounts and an increase in the fees charged on deposit accounts.

o Sales of securities resulted in a net gain of $58,000 for the three months ended March 31, 2001 as compared with no net gain or loss for the same period in 2000.

o Mortgage banking income increased $116,000 or 187.1% to $178,000 for the three months ended March 31, 2001, compared to $62,000 for the same period in 2000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest r Loans sold balances are as follows:

     o $8.3 million (representing 97 loans) for the three months ended March 31, 2001.

     o $3.0 million (representing 41 loans) for the three months ended March 31, 2000.

o Other income increased $140,000 or 45.7% to $446,000 for the three months ended March 31, 2001, compared to $306,000 for the same period in 2000. This increase is partially due to additional income received for credit life insurance sales.

Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee
benefits,   occupancy  and  equipment  expenses  and  other  operating  expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2001 and 2000 (in thousands):
                                   Three months ended
                                2001      2000    $ change
                              --------- --------- ---------
Salaries and benefits           $ 2,552   $ 2,510      $ 42
Occupancy and equipment             951       878        73
FDIC premiums                        24        26        (2)
Amortization of intangibles         294       302        (8)
Stationery and supplies             156       148         8
Legal and professional fees         235       170        65
Marketing and promotion             158       157         1
Other operating expenses            819       731        88
                              --------- --------- ---------
  Total other expense           $ 5,165   $ 4,896     $ 269
                              --------- --------- ---------

o Salaries and employee benefits, the largest component of other expense, increased $42,000 or 1.7% to $2,552,000 for the three months ended March 31, 2001, compared to $2,510,000 for the same period in 2000. This increase can be explained by merit increases for continuing employees.

     o There were 274.5 FTE employees at March 31, 2001 compared to 272 at March 31, 2000.

o Occupancy and equipment expense increased $73,000 or 8.3% to $951,000 for the three months ended March 31, 2001, compared to $878,000 for the same period in 2000. This increase included depreciation expense recorded on assets placed in service during the year as well as an increase in utilities expense for all buildings.

o Amortization of intangible assets decreased $8,000 or 2.6% to $294,000 for the three months ended March 31, 2001, compared to $302,000 for the same period in 2000.

o All other categories of operating expenses increased a net of $162,000 or 13.4% to $1,368,000 for the three months ended March 31, 2001, compared to $1,206,000 for the same period in 2000. This increase is primarily due to higher expense for office supplies and printing forms associated with the purchase of American Bank of Illinois.


Income Taxes

     Total income tax expense amounted to $659,000 for the three months ended March 31, 2001, compared to $633,000 for the same period in 2000. Effective tax rates were 31.0% and 30.7% for the three months ended March 31, 2001 and 2000.


Analysis of Balance Sheets

Loans

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2001 and December 31, 2000 (in thousands):

                                    March 31,  December 31,
                                       2001         2000
                                --------------------------
Real estate - residential            $134,461     $140,842
Real estate - agriculture              36,677       33,689
Real estate - commercial              126,413      124,721
                                --------------------------
  Total real estate - mortgage       $297,551     $299,252
Commercial and agricultural            96,835      100,201
Installment                            28,403       28,674
Other                                   1,049        1,161
                                --------------------------
  Total loans                        $423,838     $429,288
                                --------------------------

     At March 31, 2001, the Company had loan concentrations in agricultural industries of $69.0 million, or 16.3%, of outstanding loans and $67.9 million, or 15.8%, at December 31, 2000. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $2,182,000 and $587,000 as of March 31, 2001 and December 31, 2000,
respectively.

     The following table presents the balance of loans outstanding as of March 31, 2001, by maturities (dollars in thousands):

                                                Maturity (1)
                                --------------------------------------------
                                              Over 1
                                One year     through      Over
                                or less (2)  5 years     5 years    Total
                                --------------------------------------------
Real estate - residential        $ 31,348   $ 84,655    $ 18,458  $134,461
Real estate - agriculture           5,632     25,624       5,421    36,677
Real estate - commercial           29,684     90,184       6,545   126,413
                              --------------------------------------------
  Total real estate - mortgage   $ 66,664   $200,463    $ 30,424  $297,551
Commercial and agricultural        60,075     34,856       1,904    96,835
Installment                         5,436     21,041       1,926    28,403
Other                                 214        280         555     1,049
                              --------------------------------------------
  Total loans                    $132,389   $256,640    $ 34,809  $423,838
                              --------------------------------------------

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

     As of March 31, 2001, loans with maturities over one year consisted of approximately $257,824,000 in fixed rate loans and $33,625,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by- case basis.

Nonperforming Loans

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2001 and December 31, 2000 (in thousands):

                                  March 31,  December 31,
                                    2001        2000
                             -------------------------
Nonaccrual loans                    $3,767      $2,982
Loans past due ninety days
  or more and still accruing            --         245
Renegotiated loans which are
  performing in accordance
  with revised terms                   204         232
                             -------------------------
Total Nonperforming Loans           $3,971      $3,459
                             -------------------------

     Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $117,000 for the three months ended March 31, 2001 and $154,000 for the year ended December 31, 2000. Interest income that was included in income totaled $4,000 and $20,000 for the same periods.

     The Company's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2001 the Company's loan portfolio included $69.0 million of loans to borrowers whose businesses are directly related to agriculture. The balance remained stable from $67.9 million at December 31, 2000. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.

     Analysis of the allowance for loan losses as of March 31, 2001 and 2000, and of changes in the allowance for the three months ended March 31, 2001 and 2000, is as as follows (dollars in thousands):

                                                 March 31,
                                             2001         2000
                                         --------------------------
Average loans outstanding, net of
unearned income                               $427,476     $390,042
Allowance-beginning of period                  $ 3,262      $ 2,939

Charge-offs:
Real estate-mortgage                                --            5
Commercial, financial & agricultural                 4           --
Installment                                         24           27
                                         --------------------------
  Total charge-offs                                 28           32

Recoveries:
Real estate-mortgage                                --            1
Commercial, financial & agricultural                 6            5
Installment                                         13            6
                                         --------------------------
  Total recoveries                                  19           12
                                         --------------------------
Net charge-offs                                      5           20
                                         --------------------------
Provision for loan losses                          150          150
                                         --------------------------
Allowance-end of period                        $ 3,403      $ 3,069
                                         --------------------------
Ratio of net charge-offs to average loans        .001%        .005%
                                         --------------------------
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                      .80%         .77%
                                         --------------------------
Ratio of allowance for loan losses
  to nonperforming loans                         85.7%       102.6%
                                         --------------------------

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

Securities

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of March 31, 2001 and December 31, 2000 (in thousands):

                                      March 31,         December 31,
                                         2001               2000
                                  ------------------ -------------------
                                              % of                % of
                                    Amount    Total    Amount    Total
                                  ---------- ------- ---------- --------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies          $ 85,538     56%   $ 89,202      58%
Obligations of states and
 political subdivisions               30,487     20%     30,434      20%
Mortgage-backed securities            27,859     18%     27,750      18%
Other securities                       8,888      6%      5,873       4%
                                  ---------- ------- ---------- --------
    Total securities                $152,772    100%   $153,259     100%
                                  ---------- ------- ---------- --------

     At March 31, 2001, the Company's investment portfolio showed an increase in other securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. All other types of securities remained consistent.

     The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2001 and December 31, 2000 were as follows (in thousands):


                                                        Gross       Gross    Estimated
                                           Amortized  Unrealized Unrealized     Fair
March 31, 2001 - Available-for-sale:         Cost       Gains      Losses      Value
----------------------------------------- ----------- ---------- ----------- ----------
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies  $ 85,538      $ 628      $ (17)   $ 86,149
Obligations of states and political
 subdivisions                                  27,730        464        (25)     28,169
Mortgage-backed securities                     27,859        214        (67)     28,006
Federal Home Loan Bank stock                    2,762         --         --       2,762
Other securities                                6,126        184         --       6,310
                                          ----------- ---------- ----------- ----------
 Total available-for-sale                    $150,015    $ 1,490     $ (109)   $151,396
                                          ----------- ---------- ----------- ----------

March 31, 2001 - Held-to-maturity:
Obligations of states and political
 subdivisions                                 $ 2,757     $   81     $   --     $ 2,839
                                          ----------- ---------- ----------- ----------

December 31, 2000 - Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies  $ 89,202      $ 185      $(707)   $ 88,680
Obligations of states and political
 subdivisions                                  27,677        248       (283)     27,642
Mortgage-backed securities                     27,750        102       (144)     27,708
Federal Home Loan Bank stock                    2,708         --         --       2,708
Other securities                                3,165        131         --       3,296
                                          ----------- ---------- ----------- ----------
  Total available-for-sale                   $150,502      $ 666    $(1,134)   $150,034
                                          ----------- ---------- ----------- ----------

December 31, 2000 - Held-to-maturity:
Obligations of states and political
 subdivisions                                 $ 2,757       $ 43    $    --     $ 2,800
                                          ----------- ---------- ----------- ----------

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2001 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                   One     After 1   After 5   After
                                   year    through   through    ten
(dollars in thousands)           or less   5 years  10 years   years     Total
                              ------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies      $ 2,000   $72,759  $ 6,493   $ 4,286 $ 85,538
Obligations of state and
  political subdivisions             234     3,994   12,008    11,494   27,730
Mortgage-backed securities            --    12,611   10,248     5,000   27,859
Other securities                      --        --       --     8,888    8,888
                              ------------------------------------------------
Total Investments                $ 2,234   $89,364  $28,749   $29,668 $150,015
                              ------------------------------------------------

Weighted average yield             5.59%     5.75%    5.66%     6.49%    5.88%
Full tax-equivalent yield          5.91%     5.85%    6.61%     7.45%    6.31%
                              ------------------------------------------------

Held-to-maturity:
Obligations of state and
  political subdivisions         $   686   $   755  $   675   $   641  $ 2,757
                              ------------------------------------------------

Weighted average yield             4.80%     5.34%    5.49%     5.44%    5.27%
Full tax-equivalent yield          7.27%     8.09%    8.32%     8.25%    7.98%
                              ------------------------------------------------

     The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax- equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 2001.

     Investment securities carried at approximately $134,248,000 and $131,654,000 at March 31, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

     Funding of the Company's assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2001 and for the year ended December 31, 2000 (dollars in thousands):

                               March 31,          December 31,
                                 2001                 2000
                         ------------------------------------------
                                     Weighted             Weighted
                                     Average              Average
                            Amount     Rate      Amount     Rate
                         ------------------------------------------
Demand deposits:
  Non-interest bearing      $ 62,358       --    $ 62,579       --
  Interest bearing           162,805     3.04%    163,531     3.13%
Savings                       36,999     2.38%     39,215     2.43%
Time deposits                248,737     5.78%    226,259     5.42%
                         ------------------------------------------
  Total average deposits    $510,899     3.96%   $491,584     3.73%
                         ------------------------------------------

     The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2001 and December 31, 2000 (in thousands):

                             March 31, December 31,
                               2001         2000
                        --------------------------
3 months or less             $ 26,355     $ 15,413
Over 3 through 6 months        17,787       20,283
Over 6 through 12 months       19,038       18,663
Over 12 months                  6,444        8,558
                        --------------------------
  Total                      $ 69,624     $ 62,922
                        --------------------------


Other Borrowings

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings as of March 31, 2001 and December 31, 2000 is presented below (in thousands):

                                                     March 31,    December 31,
                                                        2001           2000
                                                ------------- --------------
  Securities sold under agreements to repurchase      $25,406        $31,096
  Federal Home Loan Bank advances:
    Overnight                                              --         20,000
    Fixed term - due after one year                    23,300         20,300
    Total                                             $48,706        $71,396
                                                ------------- --------------

    Average interest rate at end of period              5.16%          6.06%

Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase      $25,406        $34,546
  Federal Home Loan Bank advances:
    Overnight                                          12,800         44,000
    Fixed term - due after one year                    23,300         20,300
  Federal funds purchased                                  --          1,000
                                                ------------- --------------
    Total                                             $61,506        $99,846
                                                ------------- --------------

Averages for the Period Ended
  Securities sold under agreements to repurchase      $24,053        $23,349
  Federal Home Loan Bank advances:
    Overnight                                           5,760         25,214
    Fixed term - due after one year                    21,333         10,345
  Federal funds purchased                                 387          1,223
                                                ------------- --------------
    Total                                             $51,533        $60,131
                                                ------------- --------------

    Average interest rate during the period             5.45%          6.12%

     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists of $23.3 million which First Mid is using to fund agricultural loans:

     o    $5 million advance at 6.16% with a 5-year maturity, due 03/20/05
     o    $2.3 million advance at 6.10% with a 5-year maturity, due 04/07/05
     o    $5 million advance at 6.12% with a 5-year maturity, due 09/06/05
     o    $3 million advance at 6.58% with a 2-year maturity, due 10/10/02
     o    $5 million advance at 6.00% with a 5-year maturity, due 12/14/05
     o    $3 million advance at 5.98% with a 10-year maturity, due 03/01/11


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

     In the banking industry, a traditional measurement of interest rate sensitivity is known as a "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at March 31, 2001 (in thousands):


                                     Number of Months Until Next Repricing Opportunity
                                     0-1         1-3        3-6        6-12        12+
                                ---------- ----------- ---------- ----------- ----------
Interest earning assets:
Federal funds sold                 $ 8,975    $     --   $     --    $     --   $     --
Taxable investment securities       26,161      19,536     12,830       4,388     60,358
Nontaxable investment                   30         935        140       1,928     27,893
securities
Loans                               67,095      22,711     29,052      65,740    239,239
                                ---------- ----------- ---------- ----------- ----------
  Total                           $102,261    $ 43,182   $ 42,022    $ 72,056  $ 327,490
                                ---------- ----------- ---------- ----------- ----------
Interest bearing liabilities:
Savings and N.O.W. accounts        150,771          --         --          --         --
Money market accounts               52,867          --         --          --         --
Other time deposits                 32,694      32,653     53,381      79,257     51,951
Other borrowings                    25,361          --         --          --     23,345
Long-term debt                       4,325          --         --          --         --
                                ---------- ----------- ---------- ----------- ----------
  Total                          $ 266,017    $ 32,653   $ 53,381    $ 79,257   $ 75,296
                                ---------- ----------- ---------- ----------- ----------
  Periodic GAP                   $(163,756)   $ 10,529   $(11,359)   $ (7,201)  $252,195
                                ---------- ----------- ---------- ----------- ----------
  Cumulative GAP                 $(163,756)  $(153,227) $(164,586)  $(171,786)  $ 80,408
                                ---------- ----------- ---------- ----------- ----------
GAP as a % of interest earning assets:
  Periodic                         (27.9%)       1.8%      (1.9%)      (1.2%)      43.0%
  Cumulative                       (27.9%)     (26.1%)    (28.0%)     (29.3%)      13.7%
                                ---------- ----------- ---------- ----------- ----------

     At March 31, 2001, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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


Capital Resources

     At March 31, 2001, the Company's stockholders' equity increased $2,833,000 or 4.9% to $60,560,000 from $57,727,000 as of December 31, 2000. During the first three months of 2001, net income contributed $1,465,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $1,134,00, net of tax.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board, and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2001 and December 31, 2000, all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of March 31, 2001, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

                                                                          To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                                    Actual         Adequacy Purposes   Action Provisions
                              ------------------- ------------------- -------------------
                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                              --------- --------- --------- --------- --------- ---------
March 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                      $ 51,261    12.45%  $ 32,950   > 8.00%      N/A       N/A
  First Mid Bank                 52,243    12.76%    32,764   > 8.00%  $ 40,955  > 10.00%

Tier 1 Capital
  (to risk-weighted assets)
  Company                        47,858    11.62%    16,475   > 4.00%      N/A       N/A
  First Mid Bank                 48,840    11.93%    16,382   > 4.00%    24,573  >  6.00%

Tier 1 Capital
  (to average assets)
  Company                        47,858     7.73%    24,751   > 4.00%      N/A       N/A
  First Mid Bank                 48,840     7.92%    24,654   > 4.00%    30,817  >  5.00%
                              --------- --------- --------- --------- --------- ---------

                                                                          To Be Well
                                                                       Capitalized Under
                                                      For Capital      Prompt Corrective
                                    Actual         Adequacy Purposes   Action Provisions
                              ------------------- ------------------- -------------------
                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                              --------- --------- --------- --------- --------- ---------
December 31, 2000
Total Capital
  (to risk-weighted assets)
  Company                      $ 49,111     11.74% $ 33,453   > 8.00%     N/A       N/A
  First Mid Bank                 50,226     12.04%   33,374   > 8.00% $ 41,718  > 10.00%

Tier 1 Capital
  (to risk-weighted assets)
  Company                        45,849     10.96    16,727   > 4.00      N/A       N/A
  First Mid Bank                 46,964     11.26    16,687   > 4.00    25,031  >  6.00%

Tier 1 Capital
  (to average assets)
  Company                        45,849      7.32    25,070   > 4.00      N/A       N/A
  First Mid Bank                 46,964      7.54    24,931   > 4.00    31,163  >  5.00%
                              --------- --------- --------- --------- --------- ---------

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.


Stock Plans

     The Company has four plans through which Company stock may be purchased by participants, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2000 Form 10-K.

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. During 2000, the Board of Directors of the Company authorized the repurchase of 5% in addition to the original 3% of its common stock under the current stock repurchase program. The shares will be repurchased at the most recent market price of the stock. The Company repurchased 8,197 shares (.34%) at a total price of $258,000 during the three months ended March 31, 2001 and 60,169 shares (2.74%) at a total price of $1,881,000 for the year ended December 31, 2000. A total of 91,601 shares have been repurchased from the inception of this program to March 31, 2001, and are held in treasury.


Liquidity

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois, brokered deposits, and Federal Home Loan Bank advances. At March 31, 2001, the excess collateral at the Federal Home Loan Bank will support approximately $60 million of additional advances.

     Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     o lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions.
     o    deposit  activities,  including  seasonal demand of private and public funds.
     o    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call provisions on U.S. Government Treasuries and Agencies.
     o operating activities, including scheduled debt repayments and dividends to shareholders.

     As of March 31, 2001, the Company believes it will have sufficient funds to meet obligations such as loan commitments and anticipated stock repurchases.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in the market risks faced by the Company since December 31, 2000. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II
ITEM 1.     LEGAL PROCEEDINGS

     Since First Mid Bank acts a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings in which the Company is involved constitute ordinary, routine litigation incidental to the business of the Company and that such litigation will not materially adversely affect the Company's consolidated financial condition.

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

(b) Reports on Form 8-K: There was one report on Form 8-K filed by the Company during the quarter ended March 31, 2001 to report earnings for the year ended December 31, 2000.

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

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                                    (Company)

                             /s/ William S. Rowland
                      --------------------------------------
                               William S. Rowland
                      President and Chief Executive Officer


                              /s/ Michael L. Taylor
                      --------------------------------------
                                Michael L. Taylor
                             Chief Financial Officer




Dated:   May 11, 2001
      -----------------------

                           Exhibit Index to Form 10-Q

Exhibit
Number            Description and Filing or Incorporation Reference
-----------------------------------------------------------------------------

  11.1    Statement re:  Computation of Earnings Per Share
          (Filed herewith on page 6)