Form 10-Q
period 2001-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2001-08-10
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001
                       Commission file number: 0-13368


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

        As of August 8, 2001, 2,257,682 common stock, $4.00 par value, were outstanding.


   PART I
   ITEM 1.  FINANCIAL STATEMENTS


       CONSOLIDATED BALANCE SHEETS (unaudited)                                              June 30,          December 31,
       (In thousands, except share data)                                                      2001                2000
                                                                                          ------------        ------------
       ASSETS
       Cash and due from banks:
         Non-interest bearing                                                               $ 17,624            $ 22,035
         Interest bearing                                                                         36                  80
       Federal funds sold                                                                     13,125               2,725
                                                                                            --------            --------
         Cash and cash equivalents                                                            30,785              24,840
       Investment securities:
         Available-for-sale, at fair value                                                   139,527             150,034
         Held-to-maturity, at amortized cost (estimated fair
           value of $2,789 and $2,800 at June 30, 2001
           and December 31, 2000, respectively)                                                2,727               2,757
       Loans                                                                                 462,582             429,288
       Less allowance for loan losses                                                          3,693               3,262
                                                                                            --------            --------
         Net loans                                                                           458,889             426,026
       Premises and equipment, net                                                            16,879              15,375

       Goodwill intangible assets, net                                                        11,562              10,913
       Other intangible assets, net                                                            1,455               1,237
       Other assets                                                                           10,459              11,817
                                                                                            --------            --------
         TOTAL ASSETS                                                                       $672,283            $642,999
                                                                                            ========            ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Deposits:
         Non-interest bearing                                                               $ 69,873            $ 66,646
         Interest bearing                                                                    471,044             437,339
                                                                                            --------            --------
         Total deposits                                                                      540,917             503,985
       Securities sold under agreements to repurchase                                         31,263              31,096
       Federal Home Loan Bank advances-short term                                              5,000              20,000
       Federal Home Loan Bank advances-long term                                              23,300              20,300
       Long-term debt                                                                          4,325               4,325
       Other liabilities                                                                       5,496               5,566
                                                                                            --------            --------
         TOTAL LIABILITIES                                                                   610,301             585,272
                                                                                            --------            --------




       Stockholders' Equity:
       Common stock, $4 par value; authorized 6,000,000
         shares; issued 2,357,928 shares in 2001 and
         2,325,469 shares in 2000                                                              9,432               9,302
       Additional paid-in-capital                                                             13,114              12,293
       Retained earnings                                                                      41,598              39,169
       Deferred compensation                                                                   1,306               1,218
       Accumulated other comprehensive income (loss)                                           1,029                (288)
       Less treasury stock at cost, 99,385 shares
         in 2001 and 85,404 shares in 2000                                                    (4,497)             (3,967)
                                                                                            --------            --------
       TOTAL STOCKHOLDERS' EQUITY                                                             61,982              57,727
                                                                                            --------            --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $672,283            $642,999
                                                                                            ========            ========

       See accompanying notes to unaudited consolidated financial statements.



































       CONSOLIDATED STATEMENTS OF INCOME (unaudited)                    Three months ended          Six months ended
       (In thousands, except per share data)                                 June 30,                   June 30,
                                                                        ------------------          ----------------
                                                                        2001          2000         2001          2000
                                                                        ----          ----         ----          ----
       INTEREST INCOME:

       Interest and fees on loans                                      $ 9,347       $ 8,493       $18,362       $16,658
       Interest on investment securities                                 2,162         2,282         4,383         4,570
       Interest on federal funds sold                                       53            26            87            63
       Interest on deposits with
         other financial institutions                                        1             3             2             4
                                                                       -------       -------       -------       -------
         Total interest income                                          11,563        10,804        22,834        21,295

       INTEREST EXPENSE:
       Interest on deposits                                              4,972         4,377        10,024         8,610
       Interest on securities sold under agreements
         to repurchase                                                     251           311           543           600
       Interest on Federal Home Loan Bank advances                         419           636           823           995
       Interest on Federal funds purchased                                   6            11            12            47
       Interest on long-term debt                                           62            83           136           158
                                                                       -------       -------       -------       -------
         Total interest expense                                          5,710         5,418        11,538        10,410
                                                                       -------       -------       -------       -------
         Net interest income                                             5,853         5,386        11,296        10,885
       Provision for loan losses                                           150           150           300           300
                                                                       -------       -------       -------       -------
         Net interest income after provision                             5,703         5,236        10,996        10,585

       OTHER INCOME:
       Trust revenues                                                      471           448           971           961
       Brokerage revenues                                                   94           138           191           275
       Service charges                                                     799           616         1,516         1,208
       Securities gains                                                     82            --           140            --
       Mortgage banking income                                             296           107           474           169
       Other                                                               478           307           924           613
                                                                        ------        ------        ------        ------
         Total other income                                              2,220         1,616         4,216         3,226

       OTHER EXPENSE:
       Salaries and employee benefits                                    2,750         2,516         5,302         5,026
       Net occupancy and equipment expense                                 958           905         1,909         1,783
       Amortization of goodwill intangible assets                          226           210           436           420
       Amortization of other intangible assets                              85            90           167           182
       Stationery and supplies                                             181           124           337           272
       Legal and professional                                              253           205           488           375
       Marketing and promotion                                             231           249           389           406


       Other                                                               930           753         1,749         1,484
                                                                       -------       -------       -------       -------
         Total other expense                                             5,612         5,052        10,777         9,948
                                                                       -------       -------       -------       -------
       Income before income taxes                                        2,311         1,800         4,435         3,863
       Income taxes                                                        696           305         1,355           938
                                                                       -------       -------       -------       -------
         Net income                                                    $ 1,615       $ 1,495       $ 3,080       $ 2,925
                                                                       =======       =======       =======       =======

       Per share data:
       Basic earnings per share                                         $  .72        $  .66        $ 1.37        $ 1.29
       Diluted earnings per share                                       $  .72        $  .66        $ 1.37        $ 1.29
                                                                        ======        ======        ======        ======


       See accompanying notes to unaudited consolidated financial statements.





































       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)                               For the six months ended
       (In thousands)                                                                          June 30,
                                                                                       ------------------------
                                                                                        2001             2000
                                                                                        ----             ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $ 3,080          $ 2,925
       Adjustments to reconcile net income to
        net cash provided by operating activities:
         Provision for loan losses                                                         300              300
         Depreciation, amortization and accretion, net                                   1,472            1,485
         Gain on sale of securities, net                                                  (140)              --
         Loss on sale of other real property owned, net                                      2               59
         Gain on sale of mortgage loans held for sale, net                                (381)            (129)
         Origination of mortgage loans held for sale                                   (31,156)          (7,494)
         Proceeds from sale of mortgage loans held for sale                             26,600            7,113
         Decrease in other assets                                                        1,598              396
         Decrease in other liabilities                                                    (529)            (407)
                                                                                       -------           ------
       Net cash provided by operating activities                                           847            4,248
                                                                                       -------           ------
       CASH FLOWS FROM INVESTING ACTIVITIES:
       Capitalization of mortgage servicing rights                                         (40)             (96)
       Purchases of premises and equipment                                                (788)            (523)
       Net increase in loans                                                            (3,607)         (21,443)
       Proceeds from sales of securities available-for-sale                              6,850               --
       Proceeds from maturities of securities available-for-sale                        51,084            4,378
       Purchases of securities available-for-sale                                      (42,367)              --
       Purchases of securities held-to-maturity                                           (299)          (1,516)
       Net cash provided by acquisition                                                    606               --
                                                                                       -------          -------
       Net cash provided by (used in) investing activities                              11,440          (19,200)
                                                                                       -------          -------
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                                          6,351            4,680
       Increase (decrease) in repurchase agreements                                        167           (6,187)
       Decrease in federal funds purchased                                                 --            (1,175)
       Increase (decrease) in FHLB advances short-term                                 (15,000)          25,049
       Increase (decrease) in FHLB advances long-term                                    3,000           (8,200)
       Proceeds from issuance of common stock                                              173               12
       Purchase of treasury stock                                                         (443)          (1,411)
       Dividends paid on common stock                                                     (590)            (597)
                                                                                       -------          -------
       Net cash provided by (used in) financing activities                              (6,342)          12,171
                                                                                       -------          -------


       Increase (decrease) in cash and cash equivalents                                  5,945           (2,781)
       Cash and cash equivalents at beginning of period                                 24,840           21,842
                                                                                       -------          -------
       Cash and cash equivalents at end of period                                      $30,785          $19,061
                                                                                       =======          =======

       ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the period for:
         Interest                                                                      $11,147          $10,597
         Income taxes                                                                    1,525            1,430
       Dividends reinvested in common stock                                                777              695
                                                                                       =======          =======

       See accompanying notes to unaudited consolidated financial statements.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (UNAUDITED)

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   BASIS OF ACCOUNTING AND CONSOLIDATION

        The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended June 30, 2001 and 2000, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

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

        SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES" ("SFAS 140"), was issued by the Financial Accounting Standards Board in September of 2000. SFAS 140 supersedes and replaces FASB SFAS 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES". Accordingly, SFAS 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS 140 related to transfers of financial assets applicable to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS 140 were effective for fiscal years ending after December 15, 2000. The Company's adoption of SFAS 140 did not have a material impact on the Company's results of operations.

        On July 20, 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS" ("SFAS 141") and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001, are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. Any transitional impairment losses (goodwill and intangible assets with indefinite lives) or write-offs of negative goodwill must be accounted for as the cumulative effect of a change in accounting principle. SFAS 142 must be adopted in fiscal years beginning after December 15, 2001, as of the beginning of the year. Management is in the process of evaluating the effect this will have on the Company's financial statements.


   COMPREHENSIVE INCOME

        The Company's comprehensive income for the three month and six month periods ended June 30, 2001 and 2000 is as follows:


                                                                Three months ended         Six months ended
                                                                     June 30,                  June 30,
                                                                ------------------         ----------------
       (In thousands)                                            2001        2000         2001         2000
                                                                 ----        ----         ----         ----
       Net income                                               $1,615       $1,495      $3,080        $2,925
       Other comprehensive income:
         Unrealized gain during the period                         381          135       2,290            51
         Less: realized gain during the period                     (82)          --        (140)           --
         Tax effect                                               (116)         (52)       (833)          (20)
                                                                ------       ------      ------        ------
       Comprehensive income                                     $1,798       $1,578      $4,397        $2,956
                                                                ======       ======      ======        ======

     EARNINGS PER SHARE

        Income for basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three month and six month periods ended June 30, 2001 and 2000 are as follows:



                                                           Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                           ------------------              ----------------
                                                           2001          2000            2001           2000
                                                           ----          ----            ----           ----

   BASIC EARNINGS PER SHARE:
   Net income                                            $1,615,000   $1,495,000      $3,080,000     $2,925,000
   Weighted average common shares outstanding             2,248,864    2,257,694       2,250,213      2,267,716
                                                         ==========   ==========      ==========     ==========
   Basic earnings per common share                            $ .72        $ .66          $ 1.37         $ 1.29
                                                              =====        =====          ======         ======

   DILUTED EARNINGS PER SHARE:
   Weighted average common shares outstanding             2,248,864    2,257,694       2,250,213      2,267,716
   Assumed conversion of stock options                        6,087        4,264           6,116          4,747
                                                         ----------   ----------      ----------     ----------
   Diluted weighted average common
     shares outstanding                                   2,254,951    2,261,958       2,256,328      2,272,473
                                                         ==========   ==========      ==========     ==========
   Diluted earnings per common share                          $ .72        $ .66          $ 1.37         $ 1.29
                                                              =====        =====          ======         ======

   MERGER AND ACQUISITION

        On April 20, 2001, First Mid Bank acquired all the outstanding stock of American Bank of Illinois located in Highland, Illinois, for $3.7 million in cash. This acquisition added approximately $30.8 million to total deposits, $24.9 million to loans, $2 million to securities, $1.7 million to premises and equipment and $1.4 million to intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank of Illinois since the acquisition date.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.


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

   OVERVIEW

        Net income for the three months ended June 30, 2001 was $1,615,000 ($.72 diluted EPS), an increase of $120,000 from $1,495,000
   ($.66 diluted EPS) for the same period in 2000. Net income for the six months ended June 30, 2001 was $3,080,000 ($1.37 diluted EPS), an increase of $155,000 from $2,925,000 ($1.29 diluted EPS) for the same period in 2000. A summary of the factors which contributed to the changes in net income is shown in the table below.

                                                       2001 vs 2000
                                               Three months      Six months
   (In thousands)                              ------------      ----------
   Net interest income                              $ 467           $ 411
   Other income, including
      securities transactions                         604             990
   Other expenses                                    (560)           (829)
   Income taxes                                      (391)           (417)
                                                    -----           -----
   Increase in net income                           $ 120           $ 155
                                                    =====           =====

              The following table shows the Company's annualized performance ratios for the six months ended June 30, 2001 and 2000, as compared to the performance ratios for the year ended December 31, 2000:


                                              June 30,           June 30,            December 31,
                                                2001               2000                  2000
                                              --------           --------            ------------
   Return on average assets                       .95%               .97%                  .92%
   Return on average equity                     10.28%             11.24%                10.55%
   Return on average common equity              10.28%             11.24%                10.55%
   Average equity to average assets              9.26%              8.63%                 8.70%



   RESULTS OF OPERATIONS

   Net Interest Income
   -------------------

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

                                                        Six Months Ended                      Six Months Ended
                                                         June 30, 2001                          June 30, 2000
                                                        ----------------                      ----------------
                                                 Average                 Average        Average                  Average
                                                 Balance     Interest     Rate          Balance      Interest     Rate
                                                 -------     --------    -------        -------      --------    -------
     ASSETS
     Interest-bearing deposits                  $     56    $     2       5.60%          $   132    $     4       6.09%
     Federal funds sold                            3,647         87       4.79%            2,166         63       5.81%
     Investment securities
       Taxable                                   121,576      3,682       6.06%          121,150      3,850       6.36%
       Tax-exempt (1)                             30,574      1,061       6.94%           29,768      1,092       7.33%
     Loans (2)(3)                                440,350     18,362       8.34%          396,614     16,658       8.40%
                                                --------    -------      ------         --------    -------      ------
     Total earning assets                        596,203     23,194       7.78%          549,830     21,667       7.88%
                                                --------   --------      ------         --------   --------      -----
     Cash and due from banks                      16,253                                  16,388
     Premises and equipment                       15,937                                  16,020
     Other assets                                 22,340                                  23,924
     Allowance for loan losses                    (3,513)                                 (3,070)
                                                --------                                --------
     Total assets                               $647,220                                $603,092
                                                ========                                ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Interest-bearing deposits
       Demand deposits                          $167,016    $ 2,364       2.83%         $160,459    $ 2,366       2.95%
       Savings deposits                           39,379        452       2.30%           40,490        473       2.33%
       Time deposits                             252,006      7,208       5.72%          222,528      5,771       5.19%
     Securities sold under
       agreements to repurchase                   25,673        543       4.23%           23,295        600       5.15%
     FHLB advances                                28,364        823       5.81%           31,966        995       6.22%
     Federal funds purchased                         454         12       5.17%            1,547         47       6.12%
     Long-term debt                                4,325        136       6.28%            4,325        158       7.32%
                                                --------    -------      ------          -------    -------      ------
     Total interest-bearing
         liabilities                             517,217     11,538       4.46%          484,610     10,410       4.30%
                                                --------    -------      ------         --------    -------      ------
     Demand deposits                              64,469                                  61,807
     Other liabilities                             5,632                                   4,638
     Stockholders' equity                         59,902                                  52,037
                                                --------                                --------
     Total liabilities & equity                 $647,220                                $603,092
                                                ========                                ========
     Net interest income (TE)                               $11,656                                 $11,257
                                                            =======                                 =======
     Net interest spread                                                  3.32%                                   3.58%
     Impact of non-interest
       bearing funds                                                       .59%                                    .51%
                                                                         ------                                  ------
     Net yield on interest-
       earning assets (TE)                                                3.91%                                   4.09%
                                                                         ======                                  ======

                                                             -13-


   (1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
   (2) Loan fees are included in interest income and are not material.
   (3) Nonaccrual loans have been included in the average balances.


              Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the six months ended June 30, 2001, as compared to the same period in 2000 (in thousands):


                                                                   For the six months ended June 30,
                                                                         2001 compared to 2000
                                                                         Increase / (Decrease)
                                                   -----------------------------------------------------------------
                                                     Total                                                    Rate/
                                                     Change            Volume              Rate            Volume (4)
                                                     ------            ------              ----            ----------
   EARNING ASSETS:
   Interest-bearing deposits                         $   (2)            $   (2)           $    --             $  --
   Federal funds sold                                    24                 43                (11)               (8)
   Investment securities:
     Taxable                                           (168)                15               (183)               --
     Tax-exempt (1)                                     (31)                30                (59)               (2)
   Loans (2)(3)                                       1,704              1,837               (120)              (13)
                                                     ------             ------             ------             -----
     Total interest income                            1,527              1,923               (373)              (23)
                                                     ------             ------             ------             -----

   INTEREST-BEARING LIABILITIES:
   Interest-bearing deposits
     Demand deposits                                     (2)                97                (96)               (3)
     Savings deposits                                   (21)               (14)                (7)               --
     Time deposits                                    1,437                769                590                78
   Securities sold under
     agreements to repurchase                           (57)                61               (107)              (11)
   FHLB advances                                       (172)              (113)               (66)                7
   Federal funds purchased                              (35)               (33)                (7)                5
   Long-term debt                                       (22)                --                (22)               --
                                                     ------            -------             ------             -----
     Total interest expense                           1,128                767                285                76
                                                     ------            -------             ------             -----
   Net interset income                               $  399            $ 1,156             $ (658)            $ (99)
                                                     ======            =======             ======             =====

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


              On an tax equivalent basis, net interest income increased $399,000, or 3.5% to $11,656,000 for the six months ended June 30, 2001, from $11,257,000 for the same period in 2000. The increase in net interest income was primarily due to a growth in interest earning assets including the acquisition of American Bank of Illinois.

        For the six months ended June 30, 2001, average earning assets increased by $46,373,000, or 8.4%, and average interest-bearing liabilities increased $32,607,000, or 6.7%, compared with average balances for the same period in 2000.

   Changes in average balances, as a percent of average earnings assets, are shown below:

        * average loans (as a percent of average earnings assets) increased 1.8% to 73.9% for the six months ended June 30, 2001, from 72.1% for the same period in 2000.

        * average securities (as a percent of average earnings assets) decreased 1.9% to 25.5% for the six months ended June 30, 2001, from 27.4% for the same period in 2000.

   Provision for Loan Losses
   -------------------------

        The provision for loan losses for the six months ended June 30, 2001 and 2000 was $300,000. For information on loan loss experience and nonperforming loans, see the "NONPERFORMING LOANS" and "LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES" sections later in this document.

   Other Income
   ------------

        An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended June 30, 2001 and 2000 (in thousands):


                                     Three months ended                   Six months ended
                               ------------------------------      ------------------------------
                                 2001       2000      $ change      2001        2000     $ change
                                 ----       ----      --------      ----        ----     --------
   Trust                       $  471      $  448       $  23     $  971      $  961       $  10
   Brokerage                       94         138         (44)       191         275         (84)
   Service charges                799         616         183      1,516       1,208         308
   Security gains                  82          --          82        140          --         140
   Mortgage banking               296         107         189        474         169         305
   Other                          478         307         171        924         613         311
                               ------      ------       -----     ------      ------       -----
     Total other income        $2,220      $1,616       $ 604     $4,216      $3,226       $ 990
                               ======      ======       =====     ======      ======       =====

   Explanations for the three months ended June 30, 2001 as compared to the same period in 2000:

   * Trust revenues increased $23,000 or 5.1% to $471,000 from $448,000. Trust assets, reported at market value, were $298 million at June 30, 2001 compared to $318 million at June 30, 2000.

   * Revenues from brokerage and annuity sales decreased $44,000 or 31.9% to $94,000 from $138,000. This was primarily due to an overall downturn in the stock market.

   * Fees from service charges increased $183,000 or 29.7% to $799,000 from $616,000. This increase was primarily due to an increase in the number of transaction accounts with the acquisition of American Bank of Illinois, as well as a fee increase in 4th quarter 2000.

   * Sales of investment securities resulted in a net gain of $82,000 or 100% change. This resulted from the sale of four available-for-sale corporate bonds to take advantage of the narrowing change in the spread due to the downturn in the market.

   * Mortgage banking income increased $189,000 or 176.6% to $296,000 from $107,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest rates. Loans sold balances are as follows:

        *    $17.9 million (representing 206 loans) for the 2nd quarter
             2001.

        *    $4.0 million (representing 52 loans) for the 2nd quarter
             2000.

   * Other income increased $171,000 or 55.7% to $478,000 from $307,000. This increase is partially due to an increase in late charge fees, and an increase in ATM service charges due to the number of ATM's increasing.

   Explanations for the six months ended June 30, 2001 as compared to the same period in 2000:

   * Trust revenues increased $10,000 or 1.0% to $971,000 from $961,000. Trust assets, reported at market value, were $298 million at June 30, 2001, $303 million at December 31, 2000, and $318 million at June 30, 2000.

   * Revenues from brokerage and annuity sales decreased $84,000 or 30.5% to $191,000 from $275,000. This was primarily due to an overall downturn in the stock market.

   * Fees from service charges increased $308,000 or 25.5% to $1,516,000 from $1,208,000. This increase was primarily due to an increase in the number of transaction accounts with the acquisition of American Bank of Illinois, as well as a fee increase in 4th quarter 2000.

   * Sales of investment securities resulted in a net gain of $140,000. This resulted from the sale of several securities in the available-for-sale portfolio to improve the overall portfolio mix and the margin, including the sale of four corporate bonds with a narrow change in spread due to the downturn in the market.

   * Mortgage banking income increased $305,000 or 180.5% to $474,000 from $169,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest rates. Loans sold balances are as follows:

        * $26.2 million (representing 303 loans) for the period to date in 2001.

        * $7.0 million (representing 93 loans) for the period to date in 2000.

   * Other income increased $311,000 or 50.7% to $924,000 from $613,000. This increase is partially due to additional income on credit life insurance sales, and an increase in ATM service charges due to the number of ATM's increasing.

   Other Expense
   -------------

        The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                                 Three months ended                     Six months ended
                                         ---------------------------------     ---------------------------------
                                           2001         2000      $ change       2001         2000       $ change
                                           ----         ----      --------       ----         ----       --------
   Salaries and benefits                  $ 2,750      $ 2,516      $ 234       $ 5,302      $ 5,026      $ 276
   Occupancy and equipment                    958          905         53         1,909        1,783        126
   Amortization of intangibles                309          300          9           603          602          1
   Stationery and supplies                    181          124         57           337          272         65
   Legal and professional fees                253          205         48           488          375        113
   Marketing and promotion                    231          249        (18)          389          406        (17)
   Other operating expenses                   930          753        177         1,749        1,484        265
                                          -------      -------      -----       -------      -------      -----
     Total other expense                  $ 5,612      $ 5,052      $ 560       $10,777      $ 9,948      $ 829
                                          =======      =======      =====       =======      =======      =====

   Explanations for the three months ended June 30, 2001 as compared to the same period in 2000:

   * Salaries and employee benefits, the largest component of other expense, increased $234,000 or 9.3% to $2,750,000 from $2,516,000. This increase can be explained by merit increases for continuing employees, an increase of approximately $104,000 due to the acquisition of American Bank of Illinois in April,

        2001, and an increase of approximately $9,000 due to a new branch being opened at Eastern Illinois University during 3rd quarter 2000. There were 293 FTE employees at June 30, 2001 compared to 275 at June 30, 2000.

   * Occupancy and equipment expense increased $53,000 or 5.9% to $958,000 from $905,000. This increase included building maintenance, utilities and depreciation expense recorded on assets acquired in the American Bank of Illinois acquisition.

   * All other categories of operating expenses increased a net of $264,000 or 19.8% to $1,595,000 from $1,331,000. This increase is primarily due to higher expense for customer supplies and printing forms associated with the purchase of American Bank of Illinois.

   Explanations for the six months ended June 30, 2001 as compared to the same period in 2000:

   * Salaries and employee benefits, the largest component of other expense, increased $276,000 or 5.5% to $5,302,000 from $5,026,000. This increase can be explained by merit increases for continuing employees, an increase of approximately $104,000 due to the acquisition of American Bank of Illinois in April, 2001, and an increase of approximately $17,000 due to a new branch being opened at Eastern Illinois University during 3rd quarter 2000. There were 293 FTE employees at June 30, 2001 compared to 275 at June 30, 2000.

   * Occupancy and equipment expense increased $126,000 or 7.1% to $1,909,000 from $1,783,000. This increase included building maintenance, utilities and depreciation expense recorded on assets acquired in the American Bank of Illinois acquisition as well as higher utilities expense for all buildings.

   * All other categories of operating expenses increased a net of $398,000 or 15.7% to $2,923,000 from $2,537,000. This increase is primarily due to higher expense for printing forms associated with the purchase of American Bank of Illinois, and an increase in mortgage servicing expense.

   Income Taxes
   ------------

        Total income tax expense amounted to $1,355,000 (30.6% effective tax rate) for the six months ended June 30, 2001, compared to $938,000 (24.3% effective tax rate) for the same period in 2000. During the six months ended June 30, 2000, the Company donated property with a market value in excess of the remaining book value to the local school district which led to a lower effective tax rate.

   ANALYSIS OF BALANCE SHEETS

   Loans
   -----

        The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2001 and December 31, 2000 (in thousands):

                                      June 30,         December 31,
                                        2001               2000
                                      --------         ------------
   Real estate - residential             $145,621           $140,842
   Real estate - agriculture               40,228             33,689
   Real estate - commercial               135,649            124,721
                                         --------           --------
     Total real estate - mortgage        $321,498           $299,252
   Commercial and agricultural            106,263            100,201
   Installment                             33,413             28,674
   Other                                    1,408              1,161
                                         --------           --------
     Total loans                         $462,582           $429,288
                                         ========           ========

        At June 30, 2001, the Company had loan concentrations in agricultural industries of $79.7 million, or 17.2%, of outstanding loans and $67.9 million, or 15.8%, at December 31, 2000. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

        Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $5,524,000 and $587,000 as of June 30, 2001 and December 31, 2000, respectively.

        The following table presents the balance of loans outstanding as of June 30, 2001, by maturities (dollars in thousands):


                                                                    Maturity (1)
                                            ------------------------------------------------------------
                                                                Over 1
                                              One year         through           Over
                                            or less (2)        5 years         5 years          Total
                                            -----------        -------         -------          -----
     Real estate - residential                 $ 39,230        $ 84,359        $ 22,032       $145,621
     Real estate - agriculture                    6,983          26,478           6,766         40,228
     Real estate - commercial                    36,443          90,519           8,687        135,649
                                               --------        --------        --------       --------
       Total real estate - mortgage            $ 82,656        $201,357        $ 37,485       $321,498
     Commercial and agricultural                 65,788          38,176           2,298        106,263
     Installment                                  6,505          24,426           2,482         33,413
     Other                                          444             225             739          1,408
                                               --------        --------        --------       --------
       Total loans                             $155,394        $264,184        $ 43,004       $462,582
                                               ========        ========        ========       ========

     (1) Based on scheduled principal repayments.
     (2) Includes demand loans, past due loans and overdrafts.


              As of June 30, 2001, loans with maturities over one year consisted of approximately $272,317,000 in fixed rate loans and $34,871,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

   Nonperforming Loans
   -------------------

        Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

        The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2001 and December 31, 2000 (in thousands):

                                                                       June 30,        December 31,
                                                                         2001              2000
                                                                       --------        ------------
     Nonaccrual loans                                                    $4,354            $2,982
     Loans past due ninety days
       or more and still accruing                                            --               245
     Renegotiated loans which are
       performing in accordance
       with revised terms                                                   199               232
                                                                         ------            ------
     Total Nonperforming Loans                                           $4,553            $3,459
                                                                         ======            ======

        At June 30, 2001, approximately $1,107,000 of the nonperforming loans resulted from collateral dependent loans to three borrowers. Management has identified $45,000 possible loss exposure associated with the total nonperforming loans. The Company's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

        Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $135,000 for the six months ended June 30, 2001 and $154,000 for the year ended December 31, 2000. Interest income that was included in income totaled $8,000 and $20,000 for the same periods.

   Loan Quality and Allowance for Loan Losses
   ------------------------------------------

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

        Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2001 the Company's loan portfolio included $79.7 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $11.8 million from $67.9 million at December 31, 2000. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.

        Analysis of the allowance for loan losses as of June 30, 2001 and 2000, and of changes in the allowance for the six months ended June 30, 2001 and 2000, is as follows (dollars in thousands):


                                                                                                June 30,
                                                                                    2001                       2000
                                                                                    ----                       ----
     Average loans outstanding, net of unearned income                            $440,350                   $396,614
     Allowance-beginning of period                                                $  3,262                   $  2,939
     Balance of acquired branches                                                      275                         --

     Charge-offs:
     Real estate-mortgage                                                               10                         18
     Commercial, financial & agricultural                                              124                         55
     Installment                                                                        46                         54
                                                                                  --------                   --------
       Total charge-offs                                                               180                        127

     Recoveries:
     Real estate-mortgage                                                               --                          1
     Commercial, financial & agricultural                                               11                         10
     Installment                                                                        25                         10
                                                                                  --------                   --------
       Total recoveries                                                                 36                         21
                                                                                  --------                   --------

     Net charge-offs                                                                   144                        106
                                                                                  --------                   --------

     Provision for loan losses                                                         300                        300
                                                                                  --------                   --------

     Allowance-end of period                                                       $ 3,693                    $ 3,133
                                                                                   =======                    =======

     Ratio of net charge-offs to average loans                                        .064%                      .060%
                                                                                      ====                       ====

     Ratio of allowance for loan losses to
       loans outstanding (less unearned
       interest at end of period)                                                      .80%                       .76%
                                                                                       ===                        ===

     Ratio of allowance for loan losses
       to nonperforming loans                                                         81.1%                     163.7%
                                                                                      ====                      =====

              The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The board of directors and management review the status of problem loans and determines the adequacy of the allowance account. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses. As of June 30, 2001, $1,029,000 of the allowance account has been specifically allocated to individual loans.

   Securities
   ----------

        The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of June 30, 2001 and December 31, 2000 (in thousands):


                                                                     June 30,              December 31,
                                                                       2001                    2000
                                                                ------------------     --------------------
                                                                              % of                    % of
                                                                Amount       Total       Amount       Total
                                                                ------       -----       ------       -----
       U.S. Treasury securities and
        obligations of U.S. government
        corporations and agencies                               $ 75,141       53%      $ 89,202        58%
       Obligations of states and
        political subdivisions                                    30,182       22%        30,434        20%
       Mortgage-backed securities                                 25,779       18%        27,750        18%
       Other securities                                            9,472        7%         5,873         4%
                                                                --------      ---        -------       ---
           Total securities                                     $140,574      100%      $153,259       100%
                                                                ========      ===       ========       ===

              At June 30, 2001, the Company's investment portfolio showed an increase in other securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. All other types of securities remained consistent. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2001 and December 31, 2000 were as follows
   (in thousands):

                                                                                   Gross          Gross        Estimated
                                                                   Amortized     Unrealized     Unrealized        Fair
       JUNE 30, 2001 - AVAILABLE-FOR-SALE:                           Cost          Gains          Losses         Value
                                                                   ---------     ----------     ----------     ---------
       U.S. Treasury securities and obligations
        of U.S. Government corporations & agencies                  $ 75,141         $ 848         $ (30)        $ 75,959
       Obligations of states and political
        subdivisions                                                  27,455           371           (79)          27,747
       Mortgage-backed securities                                     25,779           341           (24)          26,096

       Federal Home Loan Bank stock                                    3,006            -              -            3,006
       Other securities                                                6,466           253             -            6,719
                                                                     -------         -----          -----         -------
        Total available-for-sale                                    $137,847       $ 1,813        $ (133)        $139,527
                                                                    ========       =======        ======         ========

       JUNE 30, 2001 - HELD-TO-MATURITY:
       Obligations of states and political
        subdivisions                                                $  2,727      $    62         $   -           $ 2,789
                                                                    ========      =======         =======         =======

       DECEMBER 31, 2000 - AVAILABLE-FOR-SALE:
       U.S. Treasury securities and obligations
        of U.S. Government corporations & agencies                  $ 89,202        $ 185            $(707)       $ 88,680
       Obligations of states and political
        subdivisions                                                  27,677          248             (283)         27,642
       Mortgage-backed securities                                     27,750          102             (144)         27,708
       Federal Home Loan Bank stock                                    2,708            -               -            2,708
       Other securities                                                3,165          131               -            3,296
                                                                    --------      -------          -------        --------
         Total available-for-sale                                   $150,502      $   666          $(1,134)       $150,034
                                                                    ========                       =======        ========

       DECEMBER 31, 2000 - HELD-TO-MATURITY:
       Obligations of states and political
        subdivisions                                                $  2,757       $   43          $    -         $  2,800
                                                                    ========      =======         =======         ========

        The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2001 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                                     One         After 1      After 5        After
                                                    year         through      through         ten
                                                   or less       5 years      10 years       years        Total
     (dollars in thousands)                        -------       -------      --------       -----        -----
     Available-for-sale:
     U.S. Treasury securities and
       obligations of U.S. government
       corporations and agencies                    $ 2,999       $58,266      $ 5,496       $ 8,380       $ 75,141
     Obligations of state and
       political subdivisions                           236         4,522       11,880        10,817         27,455
     Mortgage-backed securities                          -         18,033        5,280         2,466         25,779
     Other securities                                    -             -            -          9,472          9,472
                                                    -------       -------      -------       -------        -------
     Total Investments                              $ 3,235       $80,821      $22,656       $31,135       $137,847
                                                    =======       =======      =======       =======       ========
     Weighted average yield                           5.57%         5.59%        5.17%         6.59%          5.75%
     Full tax-equivalent yield                        5.80%         5.71%        6.38%         7.45%          6.22%
                                                    =======       =======      =======       =======       ========

     Held-to-maturity:
     Obligations of state and
       political subdivisions                       $   711       $   700      $   675       $   641        $ 2,727
                                                    =======       =======      =======       =======       ========

     Weighted average yield                           4.86%         5.28%        5.49%         5.44%          5.26%
     Full tax-equivalent yield                        7.37%         8.00%        8.32%         8.25%          7.97%
                                                   =======       =======      =======       =======         ========

        The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 2001.

        Investment securities carried at approximately $117,373,000 and $131,654,000 at June 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


   Deposits
   --------

        Funding of the Company's assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2001 and for the year ended December 31, 2000 (dollars in thousands):

                                                   June 30,                    December 31,
                                                     2001                          2000
                                         ----------------------------  ----------------------------
                                                          Weighted                      Weighted
                                                           Average                       Average
                                             Amount         Rate           Amount         Rate
                                             ------       --------        ------        --------
     Demand deposits:
       Non-interest bearing                  $ 64,469            -         $ 62,579           -
       Interest bearing                       167,016          2.83%        163,531         3.13%
     Savings                                   39,379          2.30%         39,215         2.43%
     Time deposits                            252,006          5.72%        226,259         5.42%
                                              -------          ----         -------         ----
       Total average deposits                $522,870          3.83%       $491,584         3.73%
                                             ========          ====        ========         ====



              The following table sets forth the maturity of time deposits of of $100,000 or more at June 30, 2001 and December 31, 2000 (in thousands):


                                             June 30,       December 31,
                                              2001              2000
                                            --------        ------------
     3 months or less                        $ 23,362          $ 15,413
     Over 3 through 6 months                   10,942            20,283
     Over 6 through 12 months                  23,839            18,663
                                                5,242             8,558
     Over 12 months                          --------          --------
                                             $ 63,385          $ 62,922
       Total                                 ========          ========


   Other Borrowings
   ----------------

        Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings as of June 30, 2001 and December 31, 2000 is presented below (in thousands):


                                                                             June 30,         December 31,
                                                                               2001               2000
                                                                             --------         -----------
   Securities sold under agreements to repurchase                           $31,263            $31,096
   Federal Home Loan Bank advances:
     Overnight                                                                   --             20,000
     Fixed term - due before one year                                         5,000                 --
     Fixed term - due after one year                                         23,300             20,300
                                                                            -------            -------
     Total                                                                  $59,563            $71,396
                                                                            =======            =======

     Average interest rate at end of period                                   4.53%              6.06%

   Maximum Outstanding at any Month-end
     Securities sold under agreements to repurchase                         $32,634            $34,546
     Federal Home Loan Bank advances:
       Overnight                                                             12,800             44,000
       Fixed term - due before one year                                       5,000                 --
       Fixed term - due after one year                                       23,300             20,300
     Federal funds purchased                                                  2,850              1,000
                                                                            -------            -------
       Total                                                                $76,584            $99,846
                                                                            =======            =======

   Averages for the Period Ended
     Securities sold under agreements to repurchase                         $25,673            $23,349
     Federal Home Loan Bank advances:
       Overnight                                                              4,357             25,214
       Fixed term - due before one year                                       1,671                 --
       Fixed term - due after one year                                       22,336             10,345
     Federal funds purchased                                                    454              1,223
                                                                            -------            -------

       Total                                                                $54,491            $60,131
                                                                            =======            =======
       Average interest rate during the period                                5.06%              6.12%


       Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

        Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists of $28.3 million which First Mid is using to fund agricultural loans:

        *  $5 million advance at 6.16% with a 5-year maturity, due 03/20/05
        *  $2.3 million advance at 6.10% with a 5-year maturity, due 04/07/05
        *  $5 million advance at 6.12% with a 5-year maturity, due 09/06/05
        *  $3 million advance at 6.58% with a 2-year maturity, due 10/10/02
        *  $5 million advance at 6.00% with a 5-year maturity, due 12/14/05
        *  $3 million advance at 5.98% with a 10-year maturity, due 03/01/11
        *  $5 million advance at 4.35% with a 9-month maturity, due 02/01/02

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

        In the banking industry, a traditional measurement of interest rate sensitivity is known as a "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at June 30, 2001 (in thousands):


                                                               Number of Months Until Next Repricing Opportunity
     INTEREST EARNING ASSETS:                           0-1            1-3           3-6            6-12           12+
                                                      -------        -------        -------       --------       -------
     Federal funds sold                                $13,161      $     --      $     --       $     --       $     --
     Taxable investment securities                       9,714         10,037         8,995          8,607         74,426
     Nontaxable investment securities                       --            242         1,102          1,856         27,274
     Loans                                              74,153         21,136        38,892         72,812        255,590
                                                     ---------      ---------     ---------      ---------      ---------
       Total                                           $97,028        $ 31,416     $ 48,989      $  83,275      $ 357,289
                                                     ---------      ---------     ---------      ---------      ---------
     INTEREST BEARING LIABILITIES:
     Savings and N.O.W. accounts                       165,699            --            --             --             --
     Money market accounts                              57,418            --            --             --             --
     Other time deposits                                29,470         37,707        50,132         84,975         45,643
     Other borrowings                                   31,263            --            --           5,000         23,300
     Long-term debt                                      4,325            --            --             --             --
                                                     ---------      ---------     ---------      ---------      ---------
       Total                                         $ 288,175       $ 37,707      $ 50,132       $ 89,975      $  68,943
                                                     ---------      ---------     ---------      ---------      ---------
       Periodic GAP                                  $(191,148)      $ (6,291)      $(1,143)      $ (6,700)     $ 288,346
                                                     ---------      ---------     ---------      ---------      ---------
       Cumulative GAP                                $(191,148)     $(197,439)    $(198,582)     $(205,282)     $  83,064
                                                     =========      =========     =========      =========      =========
     GAP as a % of interest earning assets:
       Periodic                                         (30.9%)         (1.0%)        (0.2%)         (1.1%)         46.7%
       Cumulative                                       (30.9%)        (31.9%)       (32.1%)        (33.2%)         13.4%
                                                     =========      =========     =========      =========      =========

              At June 30, 2001, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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





   CAPITAL RESOURCES

        At June 30, 2001, the Company's stockholders' equity increased $4,255,000 or 7.4% to $61,982,000 from $57,727,000 as of December 31,
   2000. During the first six months of 2001, net income contributed $3,080,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $1,317,00, net of tax.

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

        Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2001 and December 31, 2000, all capital adequacy requirements have been met by the Company and First Mid Bank.

        As of June 30, 2001, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.


                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                              For Capital            Prompt Corrective
                                                       Actual              Adequacy Purposes         Action Provisions
                                                ---------------------    ---------------------     ---------------------
                                                 Amount       Ratio        Amount       Ratio       Amount       Ratio
                                                 ------       -----        ------       -----       ------       -----
       JUNE 30, 2001
       Total Capital
         (to risk-weighted assets)
         Company                                 $ 51,629       11.55%     $ 35,771     > 8.00%        N/A          N/A
                                                                                        -
         First Mid Bank                            51,691       11.65%       35,491     > 8.00%     $ 44,363     > 10.00%
                                                                                        -                        -

       Tier 1 Capital
         (to risk-weighted assets)


         Company                                   47,936       10.72%       17,885     > 4.00%        N/A          N/A
                                                                                        -
         First Mid Bank                            47,998       10.82%       17,745     > 4.00%       26,618     >  6.00%
                                                                                        -                        -

       Tier 1 Capital
         (to average assets)
         Company                                   47,936        7.38%       25,982     > 4.00%        N/A          N/A
                                                                                        -
         First Mid Bank                            47,998        7.28%       26,377     > 4.00%       32,971      > 5.00%
                                                                                        -                         -

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                              For Capital            Prompt Corrective
                                                       Actual              Adequacy Purposes         Action Provisions
                                                ---------------------    ---------------------    ----------------------
                                                 Amount       Ratio        Amount       Ratio       Amount       Ratio
                                                 ------       -----        ------       -----       ------       -----
       DECEMBER 31, 2000
       Total Capital
         (to risk-weighted assets)
         Company                                 $ 49,111       11.74%     $ 33,453     > 8.00%        N/A          N/A
                                                                                        -
         First Mid Bank                            50,226       12.04%       33,374     > 8.00%     $ 41,718     > 10.00%
                                                                                        -                        -

       Tier 1 Capital
         (to risk-weighted assets)
         Company                                   45,849       10.96%       16,727     > 4.00%        N/A         N/A
                                                                                       -
         First Mid Bank                            46,964       11.26%       16,687     > 4.00%       25,031     >  6.00%
                                                                                        -                        -

       Tier 1 Capital
         (to average assets)
         Company                                   45,849        7.32%       25,070     > 4.00%       31,338     >  5.00%
                                                                                        -                        -
         First Mid Bank                            46,964        7.54%       24,931     > 4.00%       31,163     >  5.00%
                                                                                        -                        -

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

        On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. During 2000, the Board of Directors of the Company authorized the repurchase of 5%, in addition to the original 3%, of its common stock under this stock repurchase program. The shares will be repurchased at the most recent market price of the stock. The Company repurchased 13,981 shares (.59%) at a total price of $443,000 during the six months ended June 30, 2001 and 60,169 shares (2.74%) at a total price of $1,881,000 for the year ended December 31, 2000. A total of 97,385 shares, with an average cost of $32.45, have been repurchased from the inception of this program to June 30, 2001, and are held in treasury.


   Liquidity
   ---------

        Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois, brokered deposits, and Federal Home Loan Bank advances. At June 30, 2001, the excess collateral at the Federal Home Loan Bank will support approximately $60 million of additional advances.

        Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

        * lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions.
        * deposit activities, including seasonal demand of private and public funds.
        * investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Government Treasuries and Agency securities.
        * operating activities, including scheduled debt repayments and dividends to shareholders.

        As of June 30, 2001, the Company believes it will have sufficient funds to meet obligations such as loan commitments and anticipated stock repurchases.


   Effects of Inflation
   --------------------

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

        None.


   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders was held on May 23, 2001. At the meeting, Charles A. Adams, Daniel E. Marvin, Jr., and Ray Anthony Sparks were elected to serve as Class III directors with terms expiring in 2004. Continuing Class II directors (term expiring in 2003) are Richard Anthony Lumpkin and William S. Rowland and continuing Class I directors (term expiring in 2002) are Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom.

        There were 2,249,231 issued and outstanding shares of Common Stock at the time of the Annual Meeting. The voting at the meeting, on the items listed below, was as follows:

        Election of Directors              For            Withheld
        Charles A. Adams                   1,978,382      10,992
        Daniel E. Marvin, Jr.              1,975,094      14,280
        Ray Anthony Sparks                 1,977,382      11,992


   ITEM 5.   OTHER INFORMATION

        None.


   ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K

   (a) Exhibits:   The exhibits required by Item 601 of Regulation S-K
   and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

   (b) Reports on Form 8-K:   None.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST MID-ILLINOIS BANCSHARES, INC.
                                                   (Company)


                                      /s/ William S. Rowland
                                      -------------------------------------
                                      William S. Rowland
                                      President and Chief Executive Officer


                                      /s/ Michael L. Taylor
                                      -------------------------------------
                                      Michael L. Taylor
                                      Chief Financial Officer




   Dated:   August 10, 2001

                         EXHIBIT INDEX TO FORM 10-Q

       Exhibit
       Number     Description and Filing or Incorporation Reference
       -------    -------------------------------------------------

        11.1 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE (Filed herewith on page 6)