Form 10-Q
period 2001-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2001-11-13
CIK 700565

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                       September 30, 2001 Commission file
                                 number: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of November 13, 2001,  3,375,105  common  stock,  $4.00 par value,  were
outstanding.   The   outstanding   shares  have  been   adjusted  to  reflect  a
three-for-two stock split payable on November 16, 2001.

PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                                                  September 30,          December 31,
(In thousands, except share data)                                                                 2001                  2000
                                                                                ----------------------  --------------------
Assets Cash and due from banks:
  Non-interest bearing                                                                        $ 15,379              $ 22,035
  Interest bearing                                                                              14,776                    80
Federal funds sold                                                                              12,300                 2,725
                                                                                ----------------------  --------------------
  Cash and cash equivalents                                                                     42,455                24,840
Investment securities:
  Available-for-sale, at fair value                                                            142,812               150,034
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,777 and $2,800 at September 30, 2001
    and December 31, 2000, respectively)                                                         2,692                 2,757
Loans                                                                                          467,229               429,288
Less allowance for loan losses                                                                   3,786                 3,262
                                                                                ----------------------  --------------------
  Net loans                                                                                    463,443               426,026
Premises and equipment, net                                                                     16,922                15,375
Goodwill                                                                                        11,328                10,913
Other intangible assets, net                                                                     1,376                 1,237
Other assets                                                                                    11,344                11,817
                                                                                ----------------------  --------------------
  Total assets                                                                                $692,372              $642,999
                                                                                ----------------------  --------------------
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                                                        $ 71,426              $ 66,646
  Interest bearing                                                                             484,336               437,339
                                                                                ----------------------  --------------------
  Total deposits                                                                               555,762               503,985
Securities sold under agreements to repurchase                                                  34,364                31,096
Federal Home Loan Bank advances-short term                                                       5,000                20,000
Federal Home Loan Bank advances-long term                                                       23,300                20,300
Long-term debt                                                                                   4,325                 4,325
Other liabilities                                                                                5,553                 5,566
                                                                                ----------------------  --------------------
  Total liabilities                                                                            628,304               585,272
                                                                                ----------------------  --------------------
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,542,634 shares in 2001 and
  3,488,204 shares in 2000                                                                      14,171                 9,302
Additional paid-in-capital                                                                      13,219                12,293
Retained earnings                                                                               38,566                39,169
Deferred compensation                                                                            1,351                 1,218
Accumulated other comprehensive income (loss)                                                    1,710                 (288)
Less treasury stock at cost, 166,563 shares
  in 2001 and 128,106 shares in 2000                                                           (4,949)               (3,967)
                                                                                ----------------------  --------------------
Total stockholders' equity                                                                      64,068                57,727
                                                                                ----------------------  --------------------
Total liabilities and stockholders' equity                                                    $692,372              $642,999
                                                                                ----------------------  --------------------
See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)                            Three months ended            Nine months ended
(In thousands, except per share data)                                      September 30,                 September 30,
                                                                        2001           2000           2001            2000
                                                                    -------------  ------------- --------------- --------------
Interest income:
Interest and fees on loans                                                $ 9,403        $ 8,983         $27,765        $25,641
Interest on investment securities                                           1,926          2,286           6,309          6,856
Interest on federal funds sold                                                168             28             255             91
Interest on deposits with
  other financial institutions                                                 28              2              30              6
                                                                    -------------  ------------- --------------- --------------
  Total interest income                                                    11,525         11,299          34,359         32,594
Interest expense:
Interest on deposits                                                        4,690          4,776          14,714         13,386
Interest on securities sold under agreements
  to repurchase                                                               236            343             779            943
Interest on Federal Home Loan Bank advances                                   409            726           1,232          1,721
Interest on fderal funds purchased                                              -             10              12             57
Interest on long-term debt                                                     53             86             189            244
                                                                    -------------  ------------- --------------- --------------
  Total interest expense                                                    5,388          5,941          16,926         16,351
                                                                    -------------  ------------- --------------- --------------
  Net interest income                                                       6,137          5,358          17,433         16,243
Provision for loan losses                                                     150            100             450            400
                                                                    -------------  ------------- --------------- --------------
  Net interest income after provision for loan losses                       5,987          5,258          16,983         15,843
Other income:
Trust revenues                                                                455            401           1,426          1,362
Brokerage revenues                                                             80             95             271            370
Service charges                                                               793            628           2,309          1,836
Securities gains (losses)                                                      14            (3)             154            (3)
Mortgage banking income                                                       290             92             764            261
Other                                                                         444            302           1,368            915
                                                                    -------------  ------------- --------------- --------------
  Total other income                                                        2,076          1,515           6,292          4,741
Other expense:
Salaries and employee benefits                                              2,850          2,519           8,152          7,545
Net occupancy and equipment expense                                           990            919           2,899          2,702
Amortization of goodwill                                                      235            210             671            630
Amortization of other intangible assets                                        78             84             245            266
Stationery and supplies                                                       164            126             501            398
Legal and professional                                                        229            232             717            607
Marketing and promotion                                                       155            205             544            611
Other                                                                         853            658           2,602          2,142
                                                                    -------------  ------------- --------------- --------------
  Total other expense                                                       5,554          4,953          16,331         14,901
                                                                    -------------  ------------- --------------- --------------
Income before income taxes                                                  2,509          1,820           6,944          5,683
Income taxes                                                                  817            536           2,172          1,474
                                                                    -------------  ------------- --------------- --------------
  Net income                                                              $ 1,692        $ 1,284         $ 4,772        $ 4,209
                                                                    -------------  ------------- --------------- --------------

Per share data:
Basic earnings per share                                                   $  .50         $  .37          $ 1.41         $ 1.24
Diluted earnings per share                                                 $  .50         $  .37          $ 1.41         $ 1.24
                                                                    -------------  ------------- --------------- --------------

See accompanying notes to unaudited consolidated financial statements.


Consolidated Statements of Cash Flows (unaudited)                          Three months ended           Nine months ended
                                                                             September 30,                September 30,
(In thousands)                                                            2001           2000           2001          2000
                                                                      -------------  ------------- -------------- -------------
Cash flows from operating activities:
Net income                                                                  $ 1,692        $ 1,284        $ 4,772       $ 4,209
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                                     150            100            450           400
  Depreciation, amortization and accretion, net                                 781            707          2,253         2,192
  (Gain) loss on sale of securities, net                                       (14)              3          (154)             3
  (Gain) loss on sale of other real property owned, net                         (1)           (12)              1            47
  Gain on sale of mortgage loans held for sale, net                           (266)           (75)          (647)         (204)
  Origination of mortgage loans held for sale                              (16,984)        (3,531)       (48,140)      (11,025)
  Proceeds from sale of mortgage loans held for sale                         19,227          4,816         45,827        11,929
  (Increase) decrease in other assets                                         (862)        (1,304)            736         (908)
  Decrease in other liabilities                                               (377)           (79)          (904)         (486)
                                                                      -------------  ------------- -------------- -------------
Net cash provided by operating activities                                     3,347          1,909          4,195         6,157
                                                                      -------------  ------------- -------------- -------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                                     (3)           (15)           (43)         (111)
Purchases of premises and equipment                                           (556)          (335)        (1,344)         (858)
Net increase in loans                                                       (6,681)       (14,276)       (10,288)      (35,719)
Proceeds from sales of securities available-for-sale                             --            607          6,850           607
Proceeds from maturities of:
  Securities available-for-sale                                              21,922          1,455         73,006         5,833
  Securities held-to-maturity                                                    35             30             35            30
Purchases of securities available-for-sale                                 (24,006)        (4,817)       (66,373)       (4,817)
Purchases of securities held-to-maturity                                       (48)          (230)          (347)       (1,746)
Net cash provided by acquisition                                                 --             --            606            --

                                                                      -------------  ------------- -------------- -------------
Net cash provided by (used in) investing activities                         (9,337)       (17,581)          2,102      (36,781)
                                                                      -------------  ------------- -------------- -------------
Cash flows from financing activities:
Net increase in deposits                                                     14,845          1,530         21,196         6,210
Increase (decrease) in repurchase agreements                                  3,101        (3,445)          3,268       (9,632)
Decrease in federal funds purchased                                              --          (500)             --         (675)
Increase (decrease) in FHLB advances short-term                                  --         12,851       (15,000)        37,900
Repayment of long-term FHLB advances                                             --        (3,000)             --      (21,500)
Proceeds from long-term FHLB advances                                            --          5,000          3,000        15,300
Proceeds from issuance of common stock                                          120             --            294            12
Purchase of treasury stock                                                    (406)          (226)          (848)       (1,637)
Dividends paid on common stock                                                   --             28          (590)         (569)
                                                                      -------------  ------------- -------------- -------------
Net cash provided by financing activities                                    17,660         13,238         11,318        25,409
                                                                      -------------  ------------- -------------- -------------
Increase (decrease) in cash and cash equivalents                             11,670        (2,434)         17,615       (5,215)
Cash and cash equivalents at beginning of period                             30,785         19,061         24,840        21,842
                                                                      -------------  ------------- -------------- -------------
Cash and cash equivalents at end of period                                  $42,455        $16,627        $42,455       $16,627
                                                                      -------------  ------------- -------------- -------------
Additional disclosures of cash flow information Cash paid during the period for:
  Interest                                                                  $ 5,592        $ 5,990        $16,739       $16,587
  Loans transferred to real estate owned                                        522            102            562           102
  Income taxes                                                                  877            500          2,402         1,930
Dividends reinvested in common stock                                              1             29            778           724
                                                                      -------------  ------------- -------------- -------------
See accompanying notes to unaudited consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation.
The financial information reflects all adjustments which, in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended September 30, 2001 and 2000, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 2001, are not necessarily indicative of the results expected for the year ending December 31, 2001.

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


Stock Split

     The Company's board of directors authorized a three-for-two stock split in the form of a 50% stock dividend on its common shares on September 26, 2001. This stock dividend will be payable on November 16, 2001, to holders of record of the common shares of the Company at the close of business on October 26, 2001. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split.


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

     SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), was issued by the Financial Accounting Standards Board in September of 2000. SFAS 140 supersedes and replaces FASB SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Accordingly, SFAS 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishment of liabilities. SFAS 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS 140 related to transfers of financial assets are applicable to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS 140 were effective for fiscal years ending after December 15, 2000. The Company's adoption of SFAS 140 did not have a material impact on the Company's results of operations.

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

Comprehensive Income

     The Company's comprehensive income for the three month and nine month periods ended September 30, 2001 and 2000 is as follows:

                                                                Three months ended           Nine months ended
                                                                  September 30,                September 30,
                                                           ---------------------------- ----------------------------
(In thousands)                                                 2001           2000          2001           2000
                                                           -------------  ------------- -------------  -------------
Net income                                                        $1,692         $1,284        $4,772         $4,209
Other comprehensive income:
  Unrealized gain during the period                                1,126          1,489         3,416          1,540
  Less: realized (gain) loss during the period                      (14)              3         (154)              3
  Tax effect                                                       (431)          (578)       (1,264)          (598)
                                                           -------------  ------------- -------------  -------------
Comprehensive income                                              $2,373         $2,198        $6,770         $5,154
                                                           -------------  ------------- -------------  -------------

Earnings Per Share

     A three-for-two common stock split was distributed in the form of a 50% stock dividend for the stockholders of record at the close of the business day of October 26, 2001. Accordingly, information with respect to shares of common stock and earnings per share have been restated in all periods presented to fully reflect the stock split. Income for basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three month and nine month periods ended September 30, 2001 and 2000 are as follows:

                                                               Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                        -------------------------------- ---------------------------------
                                                             2001             2000             2001             2000
                                                        ---------------  --------------- ---------------- ----------------
Basic Earnings per Share:
Net income                                                   $1,692,000       $1,284,000       $4,772,000       $4,209,000
Weighted average common shares outstanding                    3,386,038        3,377,311        3,378,931        3,405,857
                                                        ---------------  --------------- ---------------- ----------------
Basic earnings per common share                                   $ .50            $ .37           $ 1.41           $ 1.24
                                                        ---------------  --------------- ---------------- ----------------

Diluted Earnings per Share:
Weighted average common shares outstanding                    3,386,038        3,377,311        3,378,931        3,405,857
Assumed conversion of stock options                               8,170            2,926            6,781            4,218
                                                        ---------------  --------------- ---------------- ----------------
Diluted weighted average common
  shares outstanding                                          3,394,208        3,380,237        3,385,713        3,410,075
                                                        ---------------  --------------- ---------------- ----------------
Diluted earnings per common share                                 $ .50            $ .37           $ 1.41           $ 1.24
                                                        ---------------  --------------- ---------------- ----------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.


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


Overview

     Net income for the three months ended September 30, 2001 was $1,692,000 ($.50 diluted EPS), an increase of $408,000 from $1,284,000 ($.37 diluted EPS) for the same period in 2000. Net income for the nine months ended September 30, 2001 was $4,772,000 ($1.41 diluted EPS), an increase of $563,000 from $4,209,000
($1.24 diluted EPS) for the same period in 2000. A summary of the factors which contributed to the changes in net income is shown in the table below.


                                                                           2001 vs 2000
(In thousands)                                                  Three months          Nine months
                                                             -------------------  --------------------
Net interest income                                                        $ 729               $ 1,140
Other income, including securities transactions                              561                 1,551
Other expenses                                                             (601)               (1,430)
Income taxes                                                               (281)                 (698)
                                                             -------------------  --------------------
Increase in net income                                                     $ 408               $   563
                                                             -------------------  --------------------

     The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2001 and 2000, as compared to the performance ratios for the year ended December 31, 2000:

                                                   September 30,        September 30,         December 31,
                                                        2001                 2000                 2000
                                                -------------------- -------------------- --------------------
Return on average assets                                        .96%                 .92%                 .92%
Return on average equity                                      10.45%               10.63%               10.55%
Average equity to average assets                               9.22%                8.65%                8.70%


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


                                                   Nine Months Ended                   Nine Months Ended
                                                  September 30, 2001                   September 30, 2000
                                         -------------------------------------------------------------------------
                                            Average                 Average      Average                Average
                                            Balance     Interest      Rate       Balance    Interest      Rate
                                         -------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                     $  1,499     $    30       2.69%      $   117    $     6       6.27%
Federal funds sold                               8,889         255       3.83%        2,015         91       6.03%
Investment securities
  Taxable                                      117,261       5,260       5.98%      120,984      5,774       6.36%
  Tax-exempt (1)                                30,635       1,589       6.92%       30,152      1,639       7.25%
Loans (2)(3)                                   448,357      27,765       8.26%      403,638     25,641       8.47%
                                         -------------------------------------------------------------------------
Total earning assets                           606,641      34,899       7.67%      556,906     33,151       7.94%
                                         -------------------------------------------------------------------------

Cash and due from banks                         16,873                               16,483
Premises and equipment                          16,249                               15,897
Other assets                                    23,823                               24,080
Allowance for loan losses                      (3,593)                              (3,113)
                                         -------------                        -------------
Total assets                                  $659,992                             $610,253
                                         -------------                        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits
  Demand deposits                             $175,875     $ 3,499       2.65%     $163,440    $ 3,765       3.07%
  Savings deposits                              40,667         695       2.28%       39,891        716       2.39%
  Time deposits                                249,640      10,520       5.62%      222,889      8,905       5.33%
Securities sold under
  agreements to repurchase                      27,688         779       3.75%       23,349        943       5.38%
FHLB advances                                   28,342       1,232       5.79%       35,559      1,721       6.45%
Federal funds purchased                            301          12       5.20%        1,223         57       6.23%
Long-term debt                                   4.325         189       5.81%        4,325        244       7.53%
                                         -------------------------------------------------------------------------
Total interest-bearing
    liabilities                                526,838      16,926       4.28%      490,676     16,351       4.44%
                                         -------------------------------------------------------------------------

Demand deposits                                 66,575                               62,148
Other liabilities                                5,711                                4,623
Stockholders' equity                            60,868                               52,806
                                         -------------                        -------------
Total liabilities & equity                    $659,992                             $610,253
                                         -------------                        -------------
Net interest income (TE)                                   $17,973                             $16,800
                                                      ------------                         -----------
Net interest spread                                                      3.39%                               3.48%
Impact of non-interest
 bearing funds                                                            .56%                                .53%
                                                                  ------------                        ------------
Net yield on interest-
  earning assets (TE)                                                    3.95%                               4.02%
                                                                  ------------                        ------------

(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2)  Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the nine months ended September 30, 2001, as compared to the same period in 2000 (in thousands):

                                                      For the nine months ended September 30,
                                                               2001 compared to 2000
                                                               Increase / (Decrease)
                                           -------------------------------------------------------------
                                                Total                                         Rate/
                                               Change         Volume           Rate        Volume (4)
                                           -------------------------------------------------------------
Earning Assets:
Interest-bearing deposits                           $   24         $   64        $    (3)         $ (37)
Federal funds sold                                     164            311            (33)          (114)
Investment securities:
  Taxable                                            (514)          (181)           (344)             11
  Tax-exempt (1)                                      (50)             26            (75)            (1)
Loans (2)(3)                                         2,123          2,841           (646)           (72)
                                           -------------------------------------------------------------
  Total interest income                              1,747          3,061         (1,101)          (213)
                                           -------------------------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                                    (266)            285           (512)           (39)
  Savings deposits                                    (21)             13            (33)            (1)
  Time deposits                                      1,616          1,074             484             58
Securities sold under
  agreements to repurchase                           (164)            174           (285)           (53)
FHLB advances                                        (489)          (349)           (175)             35
Federal funds purchased                               (45)           (43)             (9)              7
Long-term debt                                        (55)             --            (55)             --
                                           -------------------------------------------------------------
  Total interest expense                               576          1,154           (585)              7
                                           -------------------------------------------------------------
 Net interest income                               $ 1,171        $ 1,907         $ (516)        $ (220)
                                           -------------------------------------------------------------

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

     On a tax equivalent basis, net interest income increased $1,171,000, or 7.0% to $17,971,000 for the nine months ended September 30, 2001, from $16,800,000 for the same period in 2000. The increase in net interest income was primarily due to a growth in interest earning assets including the acquisition of American Bank of Illinois.

     For the nine months ended September 30, 2001, average earning assets increased by $49,735,000, or 8.9%, and average interest-bearing liabilities increased $36,162,000, or 7.4%, compared with average balances for the same period in 2000.

     Changes in average balances, as a percent of average earnings assets, are shown below:
     o average loans (as a percent of average earnings assets) increased .1% to 72.6% for the nine months ended September 30, 2001, from 72.5% for the same period in 2000.
     o average securities (as a percent of average earnings assets) decreased 2.7% to 24.4% for the nine months ended September 30, 2001, from 27.1% for the same period in 2000.

Provision for Loan Losses

     The provision for loan losses for the nine months ended September 30, 2001 and 2000 was $450,000 and $300,000, respectively. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.


Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months and nine months ended September 30, 2001 and 2000 (in thousands):


                                              Three months ended                           Nine months ended
                                      2001            2000        $ change         2001           2000        $ change
                                 ---------------  ------------- -------------  ------------- -------------- -------------
Trust                                     $  455         $  401         $  54         $1,426         $1,362         $  64
Brokerage                                     80             95          (15)            271            370          (99)
Service charges                              793            628           165          2,309          1,836           473
Security gains (losses)                       14            (3)            17            154            (3)           157
Mortgage banking                             290             92           198            764            261           503
Other                                        444            302           142          1,368            915           453
                                 ---------------  ------------- -------------  ------------- -------------- -------------
  Total other income                      $2,076         $1,515         $ 561         $6,292         $4,741        $1,551
                                 ---------------  ------------- -------------  ------------- -------------- -------------

     Explanations for the three months ended September 30, 2001 as compared to the same period in 2000:

o Trust revenues increased $54,000 or 13.5% to $455,000 from $401,000. This increase was partially due to an increase in trust fees. Trust assets, reported at market value, were $288 million at September 30, 2001 compared to $307 million at September 30, 2000.

o Revenues from brokerage and annuity sales decreased $15,000 or 15.8% to $80,000 from $95,000. This was primarily due to an overall downturn in the stock market.

o Fees from service charges increased $165,000 or 26.3% to $793,000 from $628,000. This increase was primarily due to an increase in the number of transaction accounts with the acquisition of American Bank of Illinois, as well as a fee increase in the 4th quarter 2000.

o Sales of investment securities resulted in a net gain of $14,000, as compared to a net loss of $3,000 for the same quarter in 2000. This net gain resulted from calls of several available-for-sale securities.

o Mortgage banking income increased $198,000 or 215.2% to $290,000 from $92,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest rates. Loans sold balances are as follows:
          o    $19.0 million (representing 218 loans) for the 3rd quarter 2001.
          o    $4.7 million (representing 70 loans) for the 3rd quarter 2000.

     First Mid Bank generally releases servicing on these loans thereby reducing the capitalization of orginated mortgage servicing rights.

o Other income increased $142,000 or 47.0% to $444,000 from $302,000. This increase is primarily due to an increase in late charge fees and an increase in ATM service charges due to the number of ATM's increasing.

     Explanations for the nine months ended September 30, 2001 as compared to the same period in 2000:

o    Trust revenues  increased  $64,000 or 4.7% to $1,426,000  from  $1,362,000.
     This increase was partially due to an increase in trust fees. Trust assets, reported at market value, were $288 million at September 30, 2001, $303 million at December 31, 2000, and $307 million at September 30, 2000.

o Revenues from brokerage and annuity sales decreased $99,000 or 26.8% to $271,000 from $370,000. This was primarily due to an overall downturn in the stock market.

o Fees from service charges increased $473,000 or 25.8% to $2,309,000 from $1,836,000. This increase was primarily due to an increase in the number of transaction accounts with the acquisition of American Bank of Illinois, as well as a fee increase in the 4th quarter 2000.

o Sales of investment securities resulted in a net gain of $154,000. This primarily resulted from the sale of several securities in the available-for-sale portfolio to improve the overall portfolio mix and the margin, including the sale of four corporate bonds with a narrow change in spread due to the downturn in the market.

o Mortgage banking income increased $503,000 or 192.7% to $764,000 from $261,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest rates. Loans sold balances are as follows:
          o    $45.2 million (representing 520 loans) for the 9 months in 2001.
          o    $11.7 million (representing 163 loans) for the 9 months in 2000.

o Other income increased $453,000 or 49.5% to $1,368,000 from $915,000. This increase is primarily due to additional income on credit life insurance sales and an increase in ATM service charges due to the number of ATM's increasing.


Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and nine months ended September 30, 2001 and 2000 (in thousands):


                                                     Three months ended                          Nine months ended
                                             2001          2000         $ change         2001          2000         $ change
                                         ------------- -------------  ------------- -------------- -------------  -------------
Salaries and benefits                          $ 2,850       $ 2,519           $331        $ 8,152       $ 7,545           $607
Occupancy and equipment                            990           919             71          2,899         2,702            197
Amortization of intangibles                        313           294             19            916           896             20
Stationery and supplies                            164           126             38            501           398            103
Legal and professional fees                        229           232            (3)            717           607            110
Marketing and promotion                            155           205           (50)            544           611           (67)
Other operating expenses                           853           658            195          2,602         2,142            460
                                         ------------- -------------  ------------- -------------- -------------  -------------
  Total other expense                          $ 5,554       $ 4,953          $ 601        $16,331       $14,901         $1,430
                                         ------------- -------------  ------------- -------------- -------------  -------------

     Explanations for the three months ended September 30, 2001 as compared to the same period in 2000:

o Salaries and employee benefits, the largest component of other expense, increased $331,000 or 13.1% to $2,850,000 from $2,519,000. This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of American Bank of Illinois in April, 2001, and due to a new branch being opened at Eastern Illinois University during the 3rd quarter 2000. There were 293 full-time equivalent employees at September 30, 2001 compared to 269 at September 30, 2000.

o Occupancy and equipment expense increased $71,000 or 7.7% to $990,000 from $919,000. This increase included building maintenance, utilities and depreciation expense recorded on assets acquired in the American Bank of Illinois acquisition.

o All other categories of operating expenses increased a net of $199,000 or 13.1% to $1,714,000 from $1,515,000. This increase is primarily due to higher expense for customer supplies and printing forms, as well as an increase in intangible amortization associated with the purchase of American Bank of Illinois.

     Explanations for the nine months ended September 30, 2001 as compared to the same period in 2000:

o Salaries and employee benefits, the largest component of other expense, increased $607,000 or 8.0% to $8,152,000 from $7,545,000. This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of American Bank of Illinois in April, 2001, and due to a new branch being opened at Eastern Illinois University during 3rd quarter 2000.

o Occupancy and equipment expense increased $197,000 or 7.3% to $2,899,000 from $2,702,000. This increase included building maintenance, utilities and depreciation expense recorded on assets acquired in the American Bank of Illinois acquisition as well as higher utilities expense for all buildings.

o All other categories of operating expenses increased a net of $626,000 or 13.5% to $5,280,000 from $4,654,000. This increase is primarily due to higher expense for printing forms associated with the purchase of American Bank of Illinois, and an increase in mortgage servicing expense.

Income Taxes

     Total income tax expense amounted to $2,172,000 (31.3% effective tax rate) for the nine months ended September 30, 2001, compared to $1,474,000 (25.9% effective tax rate) for the same period in 2000. During the nine months ended September 30, 2000, the Company donated property with a market value in excess of the remaining book value to the local school district which led to a lower effective tax rate.


Analysis of Balance Sheets

Loans

     The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2001 and December 31, 2000 (in thousands):


                                        September 30,      December 31,
                                             2001              2000
                                      -------------------------------------

Real estate - residential                       $139,787           $140,842
Real estate - agriculture                         40,385             33,689
Real estate - commercial                         146,862            124,721
                                      -------------------------------------
  Total real estate - mortgage                  $327,034           $299,252
Commercial and agricultural                      105,400            100,201
Installment                                       33,423             28,674
Other                                              1,372              1,161
                                      -------------------------------------
  Total loans                                   $467,229           $429,288
                                      -------------------------------------

     At September 30, 2001, the Company had loan concentrations in agricultural industries of $80.1 million, or 17.2%, of outstanding loans and $67.9 million, or 15.8%, at December 31, 2000. The Company had no further loan concentrations in excess of 10% of outstanding loans.

     Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's historical focus on residential real estate lending. The balance of real estate loans held for sale amounted to $3,547,000 and $587,000 as of September 30, 2001 and December 31, 2000,
respectively.

     The following table presents the balance of loans outstanding as of September 30, 2001, by maturities (dollars in thousands):

                                                                    Maturity (1)
                                      -----------------------------------------------------------------
                                                           Over 1
                                          One year        through           Over
                                        or less (2)       5 years          5 years          Total
                                      -----------------------------------------------------------------
Real estate - residential                     $ 38,577        $ 81,952         $ 19,258        $139,787
Real estate - agriculture                        5,846          27,267            7,272          40,385
Real estate - commercial                        42,419          94,891            9,552         146,862
                                      -----------------------------------------------------------------
  Total real estate - mortgage                $ 86,842        $204,110         $ 36,082        $327,034
Commercial and agricultural                     64,631          39,471            1,298         105,400
Installment                                      6,282          24,829            2,312          33,423
Other                                              115             811              446           1,372
                                      -----------------------------------------------------------------
  Total loans                                 $157,870        $269,221         $ 40,138        $467,229
                                      -----------------------------------------------------------------

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

     As of September 30, 2001, loans with maturities over one year consisted of approximately $289,401,000 in fixed rate loans and $19,958,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


Nonperforming Loans

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2001 and December 31, 2000 (in thousands):


                                           September 30,      December 31,
                                               2001               2000
                                        --------------------------------------
Nonaccrual loans                                     $3,750             $2,982
Loans past due ninety days
  or more and still accruing                             --                245
Renegotiated loans which are
  performing in accordance
  with revised terms                                    195                232
                                        --------------------------------------
Total Nonperforming Loans                            $3,945             $3,459
                                        --------------------------------------

     At September 30, 2001, approximately $1,543,000 of the nonperforming loans resulted from collateral dependent loans to three borrowers. The Company's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

     Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $205,000 for the nine months ended September 30, 2001 and $154,000 for the year ended December 31, 2000. Interest income on these loans that was included in income totaled $12,000 and $20,000 for the same periods.

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

     Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2001 the Company's loan portfolio included $80.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $12.2 million from $67.9 million at December 31, 2000. While the Company adheres to sound underwriting practices including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.

     Analysis of the allowance for loan losses as of September 30, 2001 and 2000, and of changes in the allowance for the nine months ended September 30, 2001 and 2000, is as follows (dollars in thousands):

                                                                        September 30,
                                                                   2001               2000
                                                            --------------------------------------
Average loans outstanding, net of unearned income                      $448,357           $403,638
Allowance-beginning of period                                           $ 3,262            $ 2,939

Balance of acquired American Bank of Illinois                               275                 --

Charge-offs:
Real estate-mortgage                                                         21                 18
Commercial, financial & agricultural                                        141                 55
Installment                                                                  85                115
                                                            --------------------------------------
  Total charge-offs                                                         247                188

Recoveries:
Real estate-mortgage                                                         --                  1
Commercial, financial & agricultural                                         16                 16
Installment                                                                  30                 14
                                                            --------------------------------------
  Total recoveries                                                           46                 31
                                                            --------------------------------------

Net charge-offs                                                             201                157
                                                            --------------------------------------

Provision for loan losses                                                   450                400
                                                            --------------------------------------

Allowance-end of period                                                 $ 3,786            $ 3,182
                                                            --------------------------------------

Ratio of annualized net charge-offs to average loans                      .059%              .051%
                                                            --------------------------------------

Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                                               .81%               .76%
                                                            --------------------------------------

Ratio of allowance for loan losses
  to nonperforming loans                                                  96.0%             122.7%
                                                            --------------------------------------

     The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and changes are approved by the board of directors. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The board of directors and management review the status of problem loans and determines the adequacy of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

Securities

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of September 30, 2001 and December 31, 2000 (in thousands):

                                                        September 30,                December 31,
                                                             2001                        2000
                                                  --------------------------  ---------------------------
                                                                    % of                         % of
                                                      Amount        Total         Amount         Total
                                                  -------------- -----------  --------------  -----------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                              $ 59,841         42%        $ 89,202          58%
Obligations of states and
 political subdivisions                                   30,202         21%          30,434          20%
Mortgage-backed securities                                41,088         29%          27,750          18%
Other securities                                          11,582          8%           5,873           4%
                                                  -------------- -----------  --------------  -----------
    Total securities                                    $142,713        100%        $153,259         100%
                                                  -------------- -----------  --------------  -----------

     At September 30, 2001, the Company's investment portfolio showed an increase in other securities and in mortgage-backed securities with a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. All other types of securities remained consistent. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                   Gross            Gross          Estimated
                                                                Amortized        Unrealized      Unrealized          Fair
Septmeber 30, 2001 - Available-for-sale:                           Cost            Gains           Losses            Value
------------------------------------------------------------ ---------------- ---------------- ---------------  ---------------
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies                          $ 59,841           $1,481          $ (60)         $ 61,262
Obligations of states and political
 subdivisions                                                          27,509              733             (2)           28,240
Mortgage-backed securities                                             41,088              659            (13)           41,734
Federal Home Loan Bank stock                                            3,055                -               -            3,055
Other securities                                                        8,527               62            (68)            8,521
                                                             ---------------- ---------------- ---------------  ---------------
 Total available-for-sale                                            $140,020          $ 2,935         $ (143)         $142,812
                                                             ---------------- ---------------- ---------------  ---------------

September 30, 2001 - Held-to-maturity:
Obligations of states and political
 subdivisions                                                         $ 2,692           $   85           $   -          $ 2,777
                                                             ---------------- ---------------- ---------------  ---------------

December 31, 2000 - Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies                          $ 89,202            $ 185          $(707)         $ 88,680
Obligations of states and political
 subdivisions                                                          27,677              248           (283)           27,642
Mortgage-backed securities                                             27,750              102           (144)           27,708
Federal Home Loan Bank stock                                            2,708                -               -            2,708
Other securities                                                        3,165              131               -            3,296
                                                             ---------------- ---------------- ---------------  ---------------
  Total available-for-sale                                           $150,502            $ 666        $(1,134)         $150,034
                                                             ---------------- ---------------- ---------------  ---------------

December 31, 2000 - Held-to-maturity:
Obligations of states and political
 subdivisions                                                         $ 2,757             $ 43          $    -          $ 2,800
                                                             ---------------- ---------------- ---------------  ---------------

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2001 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                                 One         After 1        After 5        After
                                                 year        through        through         ten
(In thousands)                                 or less       5 years       10 years        years         Total
                                            -----------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $ 1,999       $52,010        $ 3,500       $ 2,332      $ 59,841
Obligations of state and
  political subdivisions                               238         4,549         12,844         9,878        27,509
Mortgage-backed securities                           1,200        27,893         11,995            --        41,088
Federal Home Loan Bank stock                            --            --             --         3,055         3,055
Other securities                                        --         2,060             --         6,467         8,527
                                            -----------------------------------------------------------------------
Total Investments                                  $ 3,437       $86,512        $28,339       $21,732      $140,020
                                            -----------------------------------------------------------------------

Weighted average yield                               5.61%         5.19%          5.16%         6.67%         5.46%
Full tax-equivalent yield                            5.82%         5.30%          6.19%         8.05%         5.94%
                                            -----------------------------------------------------------------------

Held-to-maturity:
Obligations of state and
  political subdivisions                           $   676       $   700        $   675       $   641       $ 2,692
                                            -----------------------------------------------------------------------

Weighted average yield                               4.87%         5.28%          5.49%         5.44%         5.27%
Full tax-equivalent yield                            7.39%         8.00%          8.32%         8.25%         7.99%
                                            -----------------------------------------------------------------------

     The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 2001.

     Investment securities carried at approximately $129,894,000 and $131,654,000 at September 30, 2001 and December 31, 2000, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

     Funding of the Company's assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2001 and for the year ended December 31, 2000 (dollars in thousands):

                                             September 30,                  December 31,
                                                  2001                          2000
                                     -------------------------------------------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                          Amount         Rate           Amount          Rate
                                     -------------------------------------------------------------
Demand deposits:
  Non-interest bearing                      $ 66,575              -        $ 62,579              -
  Interest bearing                           175,875          2.65%         163,531          3.13%
Savings                                       40,667          2.28%          39,215          2.43%
Time deposits                                249,640          5.62%         226,259          5.42%
                                     -------------------------------------------------------------
  Total average deposits                    $532,757          3.68%        $491,584          3.73%
                                     -------------------------------------------------------------


     The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2001 and December 31, 2000 (in thousands):


                                       September 30,     December 31,
                                           2001              2000
                                    -------------------------------------
3 months or less                              $ 16,070           $ 15,413
Over 3 through 6 months                         14,317             20,283
Over 6 through 12 months                        27,656             18,663
Over 12 months                                   3,996              8,558
                                    -------------------------------------
  Total                                       $ 62,039           $ 62,922
                                    -------------------------------------


Other Borrowings

     Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and federal funds purchased. Information relating to other borrowings as of September 30, 2001 and December 31, 2000 is presented below (in thousands):

                                                                         September 30,         December 31,
                                                                              2001                 2000
                                                                      -------------------- --------------------
  Securities sold under agreements to repurchase                                   $34,364              $31,096
  Federal Home Loan Bank advances:
    Overnight                                                                           --               20,000
    Fixed term - due before one year                                                 5,000                   --
    Fixed term - due after one year                                                 23,300               20,300
    Total                                                                          $62,664              $71,396
                                                                      -------------------- --------------------
    Average interest rate at end of period                                           3.78%                6.06%

Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase                                   $35,383              $34,546
  Federal Home Loan Bank advances:
    Overnight                                                                       12,800               44,000
    Fixed term - due before one year                                                 5,000                   --
    Fixed term - due after one year                                                 23,300               20,300
  Federal funds purchased                                                            2,850                1,000
                                                                      -------------------- --------------------
    Total                                                                          $79,333              $99,846
                                                                      -------------------- --------------------

Averages for the Period Ended
  Securities sold under agreements to repurchase                                   $27,688              $23,349
  Federal Home Loan Bank advances:
    Overnight                                                                        2,889               25,214
    Fixed term - due before one year                                                 2,778                   --
    Fixed term - due after one year                                                 22,676               10,345
  Federal funds purchased                                                              301                1,223
                                                                      -------------------- --------------------
    Total                                                                          $56,331              $60,131
                                                                      -------------------- --------------------
    Average interest rate during the period                                          4.79%                6.12%


     Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

     Federal Home Loan Bank advances represent borrowings by First Mid Bank to economically fund loan demand. This loan demand was previously funded primarily through deposits by the State of Illinois. The fixed term advances consists of $28.3 million which First Mid is using to fund loans:

     o    $5 million advance at 6.16% with a 5-year maturity, due 03/20/05
     o    $2.3 million advance at 6.10% with a 5-year maturity, due 04/07/05
     o    $5 million advance at 6.12% with a 5-year maturity, due 09/06/05
     o    $3 million advance at 6.58% with a 2-year maturity, due 10/10/02
     o    $5 million advance at 6.00% with a 5-year maturity, due 12/14/05
     o    $3 million advance at 5.98% with a 10-year maturity, due 03/01/11
     o    $5 million advance at 4.35% with a 9-month maturity, due 02/01/02


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

     In the banking industry, a traditional measurement of interest rate sensitivity is known as a "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at September 30, 2001 (in thousands):


                                                               Number of Months Until Next Repricing Opportunity
Interest earning assets:                            0-1              1-3              3-6             6-12             12+
                                              ---------------  ---------------  ---------------  --------------- ----------------
Federal funds sold                                    $27,076         $     --         $     --         $     --         $     --
Taxable investment securities                          16,063           12,368            3,963           11,145           71,032
Nontaxable investment securities                          407            1,452              781            1,076           27,216
Loans                                                  76,688           26,148           54,860           61,064          244,495
                                              ---------------  ---------------  ---------------  --------------- ----------------
  Total                                              $120,234         $ 39,968         $ 59,604         $ 73,285        $ 342,743
                                              ---------------  ---------------  ---------------  --------------- ----------------
Interest bearing liabilities:
Savings and N.O.W. accounts                           178,524               --               --               --               --
Money market accounts                                  62,569               --               --               --               --
Other time deposits                                    30,536           34,065           67,668           70,689           40,286
Other borrowings                                       34,364               --            5,000               --           23,300
Long-term debt                                          4,325               --               --               --               --
                                              ---------------  ---------------  ---------------  --------------- ----------------
  Total                                             $ 310,318         $ 34,065         $ 72,668         $ 70,689         $ 63,586
                                              ---------------  ---------------  ---------------  --------------- ----------------
  Periodic GAP                                     $(190,084)         $  5,903        $(13,064)         $  2,596         $279,157
                                              ---------------  ---------------  ---------------  --------------- ----------------
  Cumulative GAP                                   $(190,084)       $(184,181)       $(197,245)       $(194,649)         $ 84,508
                                              ---------------  ---------------  ---------------  --------------- ----------------
GAP as a % of interest earning assets:
  Periodic                                            (29.9%)             0.9%           (2.1%)             0.4%            43.9%
  Cumulative                                          (29.9%)          (29.0%)          (31.0%)          (30.6%)            13.3%
                                              ---------------  ---------------  ---------------  --------------- ----------------

     At September 30, 2001, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

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


Capital Resources

     At September 30, 2001, the Company's stockholders' equity had increased $6,341,000 or 11.0% to $64,068,000 from $57,727,000 as of December 31, 2000.
During the first nine months of 2001, net income contributed $4,772,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $1,998,00, net of tax.

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

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly-rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2001 and December 31, 2000, all capital adequacy requirements have been met by the Company and First Mid Bank.

     As of September 30, 2001, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

                                                                                                               To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                       Actual                 Adequacy Purposes            Action Provisions
                                            ---------------------------- ---------------------------- ----------------------------
                                               Amount          Ratio        Amount          Ratio         Amount         Ratio
                                            -------------  ------------- -------------  ------------- -------------- -------------
September 30, 2001
Total Capital
  (to risk-weighted assets)
  Company                                        $ 53,440         11.40%      $ 37,492        > 8.00%            N/A           N/A
                                                                                              -
  First Mid Bank                                   53,414         11.48%        37,223        > 8.00%       $ 46,529      > 10.00%
                                                                                              -                           -

Tier 1 Capital
  (to risk-weighted assets)
  Company                                          49,654         10.60%        18,746        > 4.00%            N/A           N/A
                                                                                              -
  First Mid Bank                                   49,628         10.67%        18,611        > 4.00%         27,917      >  6.00%
                                                                                              -                           -

Tier 1 Capital
  (to average assets)
  Company                                          49,654          7.38%        26,896        > 4.00%            N/A           N/A
                                                                                              -
  First Mid Bank                                   49,628          7.43%        26,715        > 4.00%         33,394      >  5.00%
                                                                                              -                           -
                                            -------------  ------------- -------------  ------------- -------------- -------------

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                       Actual                 Adequacy Purposes            Action Provisions
                                            ---------------------------- ---------------------------- ----------------------------
                                               Amount          Ratio        Amount          Ratio         Amount         Ratio
                                            -------------  ------------- -------------  ------------- -------------- -------------
December 31, 2000
Total Capital
  (to risk-weighted assets)
  Company                                        $ 49,111         11.74%      $ 33,453        > 8.00%            N/A           N/A
                                                                                              -
  First Mid Bank                                   50,226         12.04%        33,374        > 8.00%       $ 41,718      > 10.00%
                                                                                              -                           -

Tier 1 Capital
  (to risk-weighted assets)
  Company                                          45,849         10.96%        16,727        > 4.00%            N/A           N/A
                                                                                              -
  First Mid Bank                                   46,964         11.26%        16,687        > 4.00%         25,031      >  6.00%
                                                                                              -                           -

Tier 1 Capital
  (to average assets)
  Company                                          45,849          7.32%        25,070        > 4.00%         31,338      >  5.00%
                                                                                              -                           -
  First Mid Bank                                   46,964          7.54%        24,931        > 4.00%         31,163      >  5.00%
                                                                                              -                           -
                                            -------------  ------------- -------------  ------------- -------------- -------------

     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.


Stock Plans

     Company stock may be purchased by participants under the following four plans of the Company's, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2000 Form 10-K.

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. During 2000, the Board of Directors of the Company authorized the repurchase of 5%, in addition to the original 3%, of its common stock under this stock repurchase program. Shares are repurchased at the most recent market price of the stock. The Company repurchased 38,457 shares (1.09%) at a total price of $848,000 during the nine months ended September 30, 2001 and 90,254 shares (2.74%) at a total price of $1,881,000 for the year ended December 31, 2000. A total of 163,563 shares, with an average cost of $21.80, have been repurchased from the inception of this program to September 30, 2001, and are held in treasury.

     In  October,   2001,  the  Company's  Board  of  Directors  authorized  the repurchase, in open market or in privately negotiated transactions, up to an aggregate of $3 million of additional shares of common stock.


Liquidity

     Liquidity represents the ability of the Company and its subsidiaries to meet the requirements of customers for loans and deposit withdrawals. Liquidity management focuses on the ability to obtain funds economically for these purposes and to maintain assets which may be converted into cash at minimal costs. Other sources for cash include deposits of the State of Illinois, brokered deposits, and Federal Home Loan Bank (FHLB) advances. At September 30, 2001, the excess collateral available under the FHLB advance program will support approximately $40 million of additional FHLB advances.

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

     As of September 30, 2001, the Company believes it will have sufficient funds to meet obligations such as loan commitments and anticipated stock repurchases.


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


FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

/s/ William S. Rowland
--------------------------------------
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
--------------------------------------
Michael L. Taylor
Chief Financial Officer




Dated:   November 13, 2001
      -----------------------

                           Exhibit Index to Form 10-Q

Exhibit
Number        Description and Filing or Incorporation Reference
-----------------------------------------------------------------

    11.1      Statement re:  Computation of Earnings Per Share
              (Filed herewith on page 6)