Form 10-K
period 2001-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2002-03-27
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31,
                      2001 COMMISSION FILE NUMBER: 0-13368

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

         As of March 27, 2002, 3,382,872 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 26, 2002) held by non-affiliates was approximately $85,756,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                   INTO FORM 10-K PART:
Portions of the Proxy Statement for 2002 Annual
Meeting of Shareholders to be held on May 22, 2002               III

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                           FORM 10-K TABLE OF CONTENTS
                                                                          PAGE
PART I
Item 1       Business                                                       3
Item 2       Properties                                                    13
Item 3       Legal Proceedings                                             17
Item 4       Submission of Matters to a Vote of Security Holders           17

PART II
Item 5       Market for Company's Common Shares and Related
               Shareholder Matters                                         18
Item 6       Selected Financial Data                                       20
Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         21
Item 7A      Quantitative and Qualitative Disclosures About
               Market Risk                                                 44
Item 8       Financial Statements and Supplementary Data                   46
Item 9       Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosures                        73

PART III
Item 10      Directors and Executive Officers of the Company               73
Item 11      Executive Compensation                                        73
Item 12      Security Ownership of Certain Beneficial Owners and
               Management                                                  73
Item 13      Certain Relationships and Related Transactions                73

PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   74
SIGNATURES                                                                 75
             Exhibit Index                                                 76

                                     PART I

ITEM 1.           BUSINESS

COMPANY AND SUBSIDIARIES

         First Mid-Illinois Bancshares, Inc. (the "Company") is a financial holding company. The Company is engaged in the business of banking through its wholly-owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to affiliates through another wholly-owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS").
The Company offers insurance products and services to customers through its wholly-owned subsidiary, The Checkley Agency, Inc. ("Checkley"). First Mid Bank also provides insurance services to customers through its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance").

         The Company, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

          o    Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984

          o    State Bank of Sullivan ("Sullivan Bank") on April 1, 1985

          o Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985

          o First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986

          o    Charleston  Community  Bank  ("Charleston  Bank") on December 30,
               1987.

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

         On April 17, 2000, the Company opened a DE NOVO branch in Decatur, Illinois.

         On September 5, 2000, the Company opened a banking center in the Student Union of Eastern Illinois University in Charleston, Illinois.

         On April 20, 2001, First Mid Bank acquired all of the outstanding stock of American Bank of Illinois in Highland ("American Bank") and merged American Bank with and into First Mid Bank with First Mid Bank being the surviving entity.

         On January 29, 2002, the Company acquired all of the outstanding stock of Checkley, an insurance agency located in Mattoon.

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

         First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $82.6 million in agriculture-related loans at December 31, 2001. The farm credit products offered by First Mid Bank include not only real estate loans, but machinery and equipment loans, production loans, inventory financing and lines of credit.

         First Mid Bank had total assets of $702,121,000 and stockholder's equity of $63,567,000 at December 31, 2001.

EMPLOYEES

         The Company, MIDS and First Mid Bank, collectively, employed 295 people on a full-time equivalent basis as of December 31, 2001. The Company places a high priority on staff development which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

         First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves fifteen different communities with 22 separate locations in the towns of Altamont, Arcola, Charleston, Decatur, DeLand, Effingham, Highland, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, and Urbana, Illinois. Within the area of service there are numerous competing financial institutions and financial services companies.

SUPERVISION AND REGULATION

GENERAL

         Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the OCC, the Federal Reserve Board, the FDIC, the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effect on the business, operations and prospects of the Company and First Mid Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

         Federal and state laws and regulations generally applicable to financial institutions and financial services companies, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

         The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

FINANCIAL MODERNIZATION LEGISLATION

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities and affiliations can be structured through a holding company structure or, in the case of many of the activities, through a financial subsidiary of a bank. The GLB Act establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area. Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to consumer information and setting forth contain rules with respect to the disclosure to third parties of consumer information. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

         The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act of 1956 (the "BHCA") to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

         A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. Interim final rules of the SEC defer the time for compliance with these provisions of the GLB Act until May 12, 2002. These interim final rules are subject to further revision. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

ANTI-MONEY LAUNDERING LEGISLATION

         On October 26, 2001, the President signed into law the USA Patriot Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Company has established policies and procedures to ensure compliance with the IMLAFA and the related regulations. The Company has designated an officer solely responsible for ensuring compliance with existing regulations and monitoring changes to the regulations as they occur.

THE COMPANY

         GENERAL. As a registered bank holding company under the BHCA and as a registered financial holding company under that GLB Act, the Company is subject to regulation by the Federal Reserve Board. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy. The Company is subject to inspection, examination, and supervision by the Federal Reserve Board.

         ACTIVITIES. As a bank holding company that has elected to become a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         No Federal Reserve Board approval is required for the Company to acquire a company (other than a bank holding company, bank, or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. However, the Company generally must give the Federal Reserve Board after-the- fact notice of these activities. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares of substantially all of the assets of a bank holding company, bank, or savings association.

         If any subsidiary bank of the Company ceases to be "well-capitalized" or "well-managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest its depository institution. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.

         If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations.

         The Company became a financial holding company effective December 14, 2001. It continues to maintain its status as a bank holding company for purposes of other Federal Reserve Board regulations.

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

         As of December 31, 2001, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 11.23% and a leverage ratio of 7.34%.

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

         During the year ended December 31, 2001, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         In addition to its insurance assessment, each insured bank is subject, in 2002, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2002 debt service assessment was .0182%.

         OCC ASSESSMENTS. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2001, First Mid Bank paid supervisory fees to the OCC totaling $140,000.

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

         During the year ended December 31, 2001, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 2001, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.36% and a risk-based capital ratio of 11.24%.

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

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $11.1 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines such payment would constitute an unsafe or unsound practice.

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


Name (Age)                               Position With Company
-------------------------------------------------------------------------------
William S. Rowland (55)                  Chairman of the Board of Directors,
                                         President and Chief Executive Officer
Michael L. Taylor (33)                   Vice President and Chief Financial
                                         Officer
John W. Hedges (54)                      President, First Mid Bank
Laurel G. Allenbaugh (42)                Vice President
Christie L. Burich (45)                  Vice President, Secretary/Treasurer
Stanley E. Gilliland (57)                Vice President
Robert J. Swift, Jr. (50)                Vice President


         William S. Rowland, age 55, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May, 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of First Mid Bank.

         Michael L. Taylor, age 33, has been the Vice President and Chief Financial Officer of the Company since May, 2000. He was with Amcore in Rockford, Illinois from 1996 to 2000.

         John W. Hedges, age 54, has been the President of First Mid Bank since September, 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

         Laurel G. Allenbaugh, age 42, has been Vice President of Operations since February, 2000. She served as Controller of the Company and First Mid Bank from 1990 to February, 2000 and has been President of MIDS since 1998.

         Christie L. Burich, age 45, has been Vice President of Investments since 1995 and Secretary since 1998.

         Stanley E. Gilliland, age 57, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

         Robert J. Swift, Jr., age 50, has been Vice President of the Trust and Farm Department of the Company since August, 2000. He was with Central
Trust Bank in Jefferson City, Missouri from 1989 to 2000.

ITEM 2.           PROPERTIES

         All of the following properties are owned by the Company or First Mid Bank except those specifically identified as being leased.

FIRST MID BANK

MATTOON

         First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement which was opened in 1965 with approximately 36,000 square feet of office space, four walk-in teller stations, and three sit- down teller stations. Adjacent to this building is a parking lot with parking for approximately one hundred cars. A drive-up facility with nine drive-up lanes, including a drive-up automated teller machine ("ATM"), is located across the street from First Mid Bank's main office.

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

         First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois, which is used as the Corporate Headquarters of the Company and is used by MIDS for its data processing and back room operations for the Company and First Mid Bank. The office building consists of a two- story structure with an occupied basement which has approximately 20,000 square feet of office space.

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

         The third facility consists of approximately 400 square feet of leased space at the Martin Luther King Student Union on the Eastern Illinois University campus. The facility has two walk-up teller stations and two sit-down teller/CSR stations.

         Five ATMs are located in Charleston. One drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue, one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue, and one drive-up ATM is located in the parking lot of the 6th Street facility. The fourth is an off-site walk-up ATM located in the student union at Eastern Illinois University and the fifth ATM is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of 9th Street and Roosevelt.

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

MONTICELLO

         First Mid Bank has two offices in Monticello. The main facility is located on the north-east corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished and is currently being leased to a wholesale pharmacy company and the basement is used for storage. Adequate parking is available to customers in back of the facility.

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

TAYLORVILLE

         First Mid Bank has a banking facility located at 200 N. Main Street, Taylorville, Illinois. This one-story building has approximately 3,700 square feet with five teller stations, three private offices, one drive-up lane, and a finished basement. A drive-up ATM is located in the parking lot and adequate customer parking is available adjacent to the building.

DECATUR

         First Mid Bank leases a facility at 111 E. Main Street, Decatur, Illinois. The office space comprised of 4,340 square feet contains three lobby teller windows, two drive-up lanes, a night depository, three private offices, safe deposit and loan vaults, and a conference room. Customer parking is available adjacent to the building.

HIGHLAND

         First Mid Bank owns a facility located at 12616 State Route 143, Highland, Illinois. The building is a two-story structure with approximately 6,720 square feet of office space. This office space consists of a customer service area and teller windows, three drive-up teller lanes and four private offices. Adequate parking is available to serve customers.

POCAHONTAS

         First Mid Bank owns a facility located at 103 Park Street, Pocahontas, Illinois. The building is a one-story brick structure with approximately 3,360 square feet of office space. This office space consists of a customer processing room, three private offices and three bank vaults. Adequate parking is available to serve customers.

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

         In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the U.S. Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal Claims to grant summary judgement on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. On March 26, 2002, the Company's Board of Directors voted to withdraw the complaint based upon advise of legal counsel.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON SHARES AND RELATED
                               SHAREHOLDER MATTERS

         The Company's common stock was held by approximately 707 shareholders of record as of December 31, 2001, and is traded in the over-the-counter market.

         The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock in the over-the-counter market. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


          QUARTER                     HIGH                   LOW
---------------------------  ---------------------- ----------------------
2001
            4th                     $ 24 2/3               $ 22 2/3




            3rd                        24                   21 1/6
            2nd                      23 1/3                 21 1/2
            1st                      21 1/2                 18 3/4
2000
            4th                       $ 20                 $ 18 1/2
            3rd                      19 2/3                 18 1/3
            2nd                        22                   18 2/3
            1st                      22 3/4                 21 1/3


         The following table sets forth the cash dividends per share on the Company's common stock for the last two years.


                                                       DIVIDEND
       DATE DECLARED             DATE PAID             PER SHARE
--------------------------- --------------------  -------------------
         5-17-2000               6-16-2000               $.18
        12-19-2000               1-05-2000               $.21
         5-23-2001               6-15-2001               $.19
        12-18-2001               1-04-2002               $.24
--------------------------- --------------------  -------------------


         On November 16, 2001, the Registrant effected a three-for-two stock split in the form of a 50 percent stock dividend. All share and per share information has been restated to reflect the split.

         The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends which can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 17" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. Cash dividends have been declared by the Board of Directors of the Company semi-annually during the two years ended December 31, 2001.

         On November 15, 1999, the Company issued 248,177 shares of its common stock to holders of its Series A Convertible Preferred Stock upon the Company's election to convert all of such preferred stock to common stock. The transaction was exempt from registration pursuant to Section 3(a) of the Securities Act of 1933.

ITEM 6.           SELECTED FINANCIAL DATA

         The following sets forth a five-year comparison of selected financial data. (Dollars in thousands, except per share data)

                                        2001        2000        1999        1998        1997
                                    ----------  ----------  ----------  ----------   ---------
SUMMARY OF OPERATIONS
  Interest income                    $ 45,506    $ 44,191    $ 39,168    $ 37,451    $ 37,805
  Interest expense                     21,590      22,573      18,415      18,626      19,131
                                     --------    --------    --------    --------    --------
    Net interest income                23,916      21,618      20,753      18,825      18,674
  Provision for loan losses               600         550         600         550         700
  Other income                          8,672       6,689       6,703       6,340       5,421
  Other expense                        22,432      20,062      19,387      17,119      16,039
                                     --------    --------    --------    --------    --------
    Income before income taxes          9,556       7,695       7,469       7,496       7,356
  Income tax expense                    3,040       2,035       2,237       2,434       2,630
                                     --------    --------    --------    --------    --------
      Net income                     $  6,516    $  5,660    $  5,232    $  5,062    $  4,726
                                     --------    --------    --------    --------    --------
PER COMMON SHARE DATA (1)
  Basic earnings per share           $   1.93    $   1.67    $   1.60    $   1.59    $   1.53
  Diluted earnings per share             1.92        1.67        1.53        1.49        1.45
  Dividends per common share              .43         .39         .37         .34         .31
  Book value per common share           18.96       17.18       15.09       15.74       14.47
FINANCIAL RATIOS
  Net interest margin (TE)               3.99%       3.97%       4.09%       3.93%       3.96%
  Return on average assets                .97%        .92%        .91%        .95%        .90%
  Return on average equity              12.14%      10.55%      10.14%      10.39%      11.08%
  Return on average common equity       12.14%      10.55%      10.08%      10.47%      11.23%
  Dividend payout ratio                 22.29%      23.53%      22.95%      21.35%      19.99%
  Average equity to average assets       8.00%       8.70%       8.96%       9.16%       8.11%
  Capital to risk-weighted assets       11.23%      11.74%      11.98%      13.89%      12.20%
YEAR END BALANCES
  Total assets                       $705,979    $642,999    $601,103    $554,663    $532,978
  Net loans                           469,541     426,026     385,380     346,350     355,587
  Total deposits                      559,420     503,985     485,011     449,636     457,598
  Total equity                         63,925      57,727      51,518      50,480      45,576
AVERAGE BALANCES
  Total assets                       $670,890    $616,855    $575,903    $531,809    $525,751
  Net loans                           450,466     406,505     356,031     345,254     352,495
  Total deposits                      540,209     491,584     474,636     445,048     443,399
  Total equity                         61,714      53,674      51,577      48,704      42,638



(1) All share and per share data have been restated to reflect the 3-for-2 stock split effective November 16, 2001.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2001, 2000 and 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

MERGERS AND ACQUISITIONS

         On April 20, 2001, First Mid Bank acquired all the outstanding stock of American Bank of Illinois in Highland for $3.7 million in cash. This acquisition added approximately $30.8 million to total deposits, $24.9 million to loans, $2 million to securities, $1.7 million to premises and equipment and $1.4 million to intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank of Illinois since the acquisition date.

         On January 29, 2002, First Mid-Illinois Bancshares, Inc. acquired all of the issued and outstanding stock of The Checkley Agency, Inc., an insurance agency headquartered in Mattoon, Illinois. The Checkley Agency, Inc. was purchased for cash with a portion paid at closing and the remainder to be paid over a five-year earn-out agreement ending January, 2007. The Checkley Agency, Inc. will operate as a separate subsidiary of First Mid-Illinois Bancshares, Inc. and will provide customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, First Mid-Illinois Bancshares, Inc. effectively elected to become a financial holding company under the Gramm-Leach-Bliley Act on December 14, 2001.

OVERVIEW

         In 2001, the Company had net income of $6,516,000, up 15.12% from $5,660,000 in 2000. In 2000, net income increased 8.2% from $5,232,000 in 1999.
Diluted earnings per share was $1.92 in 2001 compared with $1.67 in 2000 and $1.53 in 1999. A summary of the factors which contributed to the changes in net income follows (in thousands):


                                                  2001 VS 2000   2000 VS 1999
                                                  ------------   ------------
Net interest income                                     $2,298         $  865
Provision for loan losses                                 (50)             50
Other income, including securities transactions          1,983           (14)
Other expenses                                         (2,370)          (675)
Income taxes                                           (1,005)            202
                                                  ------------   ------------
Increase in net income                                 $   856          $ 428
                                                  ------------   ------------


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

         On April 20, 2001, First Mid Bank acquired all the outstanding stock of American Bank of Illinois in Highland, for $3.7 million in cash. This acquisition added approximately $30.8 million to total deposits, $24.9 million to loans, $2 million to securities, $1.7 million to premises and equipment and $1.4 million to intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank of Illinois since the acquisition date.

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

                                   YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                DECEMBER 31, 2001          DECEMBER 31, 2000           DECEMBER 31, 1999
                           -----------------------------------------------------------------------------------
                            AVERAGE           AVERAGE  AVERAGE            AVERAGE  AVERAGE           AVERAGE
                            BALANCE INTEREST   RATE    BALANCE  INTEREST   RATE    BALANCE INTEREST    RATE
                           -----------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits   $  3,621  $    81    2.23%  $   102    $    6    6.35%  $ 1,407   $   70     4.99%
Federal funds sold            10,410      335    3.22%    1,994       121    6.09%    9,799      485     4.95%
Investment securities
  Taxable                    119,245    6,820    5.72%  121,390     7,721    6.36%  125,311    7,425     5.93%
  Tax-exempt(1)               30,643    2,110    6.89%   30,402     2,196    7.22%   29,762    2,125     7.14%
Loans (2)(3)                 454,108   36,877    8.12%  409,649    34,893    8.52%  358,948   29,785     8.30%
                           -----------------------------------------------------------------------------------
Total earning assets         618,027   46,223    7.48%  563,537    44,937    7.97%  525,227   39,890     7.59%
                           -----------------------------------------------------------------------------------

Cash and due from banks       17,125                     16,628                      17,438
Premises and equipment        16,385                     15,807                      14,873
Other assets                  22,995                     24,026                      21,282
Allowance for loan losses    (3,642)                    (3,143)                     (2,917)
                           ---------                  ---------                   ---------
Total assets                $670,890                   $616,855                    $575,903
                           ---------                  ---------                   ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-Bearing Deposits
  Demand deposits         $182,404    4,374    2.40% $163,531     5,112    3.13% $147,753    3,809     2.58%
  Savings deposits          41,437      923    2.23%   39,215       952    2.43%   40,875      944     2.31%
  Time deposits            247,348   13,476    5.40%  226,259    12,348    5.42%  225,451   11,476     5.09%
Securities sold under
  agreements to repurchase  29,547      915    3.10%   24,576     1,357    5.52%   22,063      948     4.29%
FHLB advances               28,866    1,664    5.76%   36,979     2,409    6.51%   18,602      942     5.07%
Federal funds purchased        236       12    5.09%    1,047        66    6.34%      345       18     5.28%
Long-term debt               4,325      226    5.23%    4,325       329    7.61%    4,416      278     6.29%
                          ----------------------------------------------------------------------------------
Total interest-bearing
    liabilities            534,163   21,590    4.04%  495,932    22,573    4.55%  459,505   18,415     4.01%
                          ----------------------------------------------------------------------------------

Demand deposits             69,020                     62,579                      60,557
Other liabilities            5,993                      4,670                       4,264
Stockholders' equity        61,714                     53,674                      51,577
                          --------                  ---------                   ---------
Total liabilities & equity$670,890                   $616,855                    $575,903
                          --------                  ---------                   ---------

Net interest income (TE)            $24,633                    $ 22,364                   $ 21,475
                                  ---------                  ----------                  ---------

Net interest spread                            3.44%                       3.42%                       3.58%

Impact of non-interest
bearing
 funds                                          .55%                        .55%                        .51%
                                           ---------                   ---------                  ----------

Net yield on interest-earning
  assets (TE)                                  3.99%                       3.97%                       4.09%
                                           ---------                   ---------                  ----------

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


                                            2001 COMPARED TO 2000                   2000 COMPARED TO 1999
                                            INCREASE - (DECREASE)                   INCREASE - (DECREASE)
                                   --------------------------------------------------------------------------------
                                     TOTAL                         RATE/     TOTAL                         RATE/
                                     CHANGE    VOLUME    RATE    VOLUME(4)  CHANGE    VOLUME     RATE    VOLUME(4)
                                   --------------------------------------------------------------------------------
EARNING ASSETS:
Interest-bearing deposits             $    75   $   223   $  (4)    $ (144)    $(64)     $(65)      $ 19     $ (18)
Federal funds sold                        214       513     (57)      (242)    (364)     (387)       112       (89)
Investment securities:
  Taxable                               (901)     (136)    (778)         13      296     (232)       545       (17)
  Tax-exempt (1)                         (86)        17    (102)        (1)       71        45        25          1
Loans (2)(3)                            1,984     3,788  (1,635)      (169)    5,108     4,206       790        112
                                   --------------------------------------------------------------------------------
  Total interest income                 1,286     4,405  (2,576)      (543)    5,047     3,567     1,491       (11)
                                   --------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits
  Demand deposits                       (738)       590  (1,191)      (137)    1,303       407       810         86
  Savings deposits                       (29)        54     (79)        (4)        8      (39)        49        (2)
  Time deposits                         1,128     1,151     (21)        (2)      872        41       828          3
Securities sold under
  agreements to repurchase              (442)       275    (596)      (121)      409       108       270         31
FHLB advances                           (745)     (528)    (278)         61    1,467       932       269        266
Federal funds purchased                  (54)      (51)     (13)         10       48        37         4          7
Long-term debt                          (103)         0    (103)          0       51       (6)        58        (1)
                                   --------------------------------------------------------------------------------
  Total interest expense                (983)     1,491  (3,281)      (193)    4,158     1,480     2,288        390
                                   --------------------------------------------------------------------------------
 Net interest income                   $2,269    $2,914   $(295)    $ (350)    $ 889    $2,087    $(797)    $ (401)
                                   --------------------------------------------------------------------------------


(1) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.


         On a tax equivalent basis, net interest income increased $2,269,000, or 10.1% in 2001, compared to an increase of $889,000, or 4.1% in 2000. The increase in net interest income in 2001 was due primarily to increased loan volumes, including acquisitions, and a decrease in deposit rates. In 2000, the increase in net interest income was due primarily to the increase in loan volume.

         In 2001, average earning assets increased by $54,490,000, or 9.7%, and average interest-bearing liabilities increased $38,231,000 or 7.7% compared with 2000. Changes in average balances, as a percent of average earnings assets, are shown below:

     o average loans (as a percent of average earnings assets) increased 0.8% to 73.5% in 2001 from 72.7% in 2000.

     o average securities (as a percent of average earnings assets) decreased 2.7% to 24.3% in 2001 from 26.4% in 2000.

     o Federal Funds rate declined from 6.5% at December 31, 2000 to 1.75% at December 31, 2001. This decline in interest rates was a primary contributor to the decline in asset yields of 49 basis points and interest-bearing liabilities of 49 basis points.

     o net interest margin has increased to 3.99% in 2001 from 3.97% in 2000 and decreased from 4.09% in 1999.

PROVISION FOR LOAN LOSSES

         The provision for loan losses in 2001 was $600,000 compared to $550,000 in 2000 and $600,000 in 1999. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

OTHER INCOME

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

                                                             $ CHANGE
                                                          FROM PRIOR YEAR
                                                        -------------------
                            2001       2000      1999      2001      2000
                          -------  ---------  --------  --------  --------
Trust                      $1,924   $ 2,010    $1,912    $  (86)   $  98
Brokerage                     356       437       456       (81)     (19)
Securities gains(losses)      208        (3)        8       211      (11)


Service charges             3,122     2,592     2,317       530      275
Mortgage banking            1,156       383       624       773     (241)
Other                       1,906     1,270     1,386       636     (116)
                           ------   -------    ------   -------    -----
  Total other income       $8,672   $ 6,689    $6,703   $ 1,983    $ (14)
                           ------   -------    ------   -------    -----


         Total non-interest income increased to $8,672,000 in 2001 as compared to $6,689,000 in 2000 and $6,703,000 in 1999. The primary reasons for the more significant year to year changes in other income components are as follows:

         o Trust revenues decreased $86,000 or 4.3% to $1,924,000 in 2001 from $2,010,000 in 2000 and $1,912,000 in 1999 mostly due to the volatility and declines in the stock market.

         o Revenues from brokerage and annuity sales decreased $81,000 or 18.5% in 2001 as compared to 2000 as a result of decreased sales with the decline in the stock market.

         o Net securities gains in 2001 were $208,000 compared to net securities losses of $3,000 in 2000, and net gains of $8,000 in 1999. Securities were sold to provided liquidity for loan growth.

         o Fees from service charges increased $530,000 or 20.4% to $3,122,000 in 2001 from $2,592,000 in 2000 and $2,317,000 in
                  1999. This increase was primarily due to the acquisition of the Highland and Pocahontas branches and an increase in the charge for overdraft fees and club fees.

         o Mortgage banking income increased $773,000 or 201.8% to $1,156,000 in 2001 from $383,000 in 2000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the decrease in mortgage lending rates. Loan sold balances are as follows:

                           o        $71 million (representing 801 loans) in 2001
                           o        $15 million (representing 203 loans) in 2000
                           o        $36 million (representing 480 loans) in 1999

         o Other income increased $636,000 or 50.1% to $1,906,000 in 2001 from $1,270,000 in 2000 and $1,386,000 in 1999. This increase was largely attributed to an increase in ATM fee income due to the addition of ATMs in 2000. Also, the acquisition of American Bank of Illinois in Highland provided additional income.

OTHER EXPENSE

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):


                                                                $ CHANGE
                                                             FROM PRIOR YEAR
                                                           ------------------
                               2001       2000      1999      2001      2000
                             -------  ---------  --------  --------  --------
Salaries and benefits         $11,116   $10,104   $ 9,616   $ 1,012    $ 488
Occupancy and equipment         3,909     3,563     3,437       346      126
FDIC premiums                      98       100       104        (2)      (4)
Amortization of intangibles     1,228     1,190     1,024        38      166
Stationery and supplies           671       534       642       137     (108)


Legal and professional fees     1,033       941     1,232        92     (291)
Marketing and promotion           789       769       643        20      126
Other                           3,588     2,861     2,689       727      172
                              -------   -------   -------   -------    -----
 Total other expense          $22,432   $20,062   $19,387   $ 2,370    $ 675
                              -------   -------   -------   -------    -----

         Total non-interest expense increased to $22,432,000 in 2001 from $20,062,000 in 2000 and $19,387,000 in 1999. The primary reasons for the more significant year to year changes in other expense components are as follows:

     o Salaries and employee benefits, the largest component of other expense, increased $1,012,000 or 10.0% to $11,116,000 in 2001 from
          $10,104,000  in 2000 and  $9,616,000  in 1999.  This  increase  can be explained by:

                  o   merit and incentive increases for continuing employees
                  o   the acquisition of American Bank of Illinois in Highland

     o Occupancy and equipment expense increased $346,000 or 9.7% to $3,909,000 in 2001 from $3,563,000 in 2000 and $3,437,000 in 1999.
          This increase was primarily the result of included depreciation expense recorded on technology equipment placed in service.

     o The net amount of insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC") was $98,000 in 2001, remaining fairly constant with $100,000 in 2000 and $104,000 in 1999.

     o Amortization of intangible assets increased $38,000 or 3.2% to $1,228,000 in 2001 from $1,190,000 in 2000 and $1,024,000 in 1999.
          This increase is due to the goodwill and core deposit intangibles associated with the acquisition of American Bank of Illinois in Highland in April, 2001.

     o Other remaining expenses increased $976,000 or 19.1% to $6,081,000 in 2001 from $5,105,000 in 2000 and $5,206,000 in 1999. This increase was largely attributed to additional ATM network charges in 2001 from new ATMs installed in 2000.



INCOME TAXES

         Income tax expense amounted to $3,040,000 in 2001 as compared to $2,035,000 in 2000 and $2,237,000 in 1999. Effective tax rates were 31.8%, 26.4%
and 30.0%, respectively, for 2001, 2000 and 1999. The increase in the effective tax rate resulted primarily from increased federal and state income taxes due to the large charitable contribution in 2000.

ANALYSIS OF BALANCE SHEETS

LOANS

         The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):


                               2001       2000       1999       1998       1997
                            --------   --------   --------   --------   --------
Real estate - mortgage      $331,873   $299,252   $273,293   $244,501   $252,312
Commercial & agricultural    107,620    100,201     89,176     78,579     73,854
Installment                   32,522     28,674     24,501     25,194     29,266
Other                          1,228      1,161      1,349        791      2,791
                            --------   --------   --------   --------   --------
  Total loans               $473,243   $429,288   $388,319   $349,065   $358,223
                            --------   --------   --------   --------   --------

         At December 31, 2001, the Company had loan concentrations in agricultural industries of $82.6 million, or 17.5%, of outstanding loans and $67.9 million, or 15.8%, at December 31, 2000. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 10.9% increase in the real estate loan category in 2001 was primarily due to an increase in the volume of loans secured by commercial real estate. The balance of real estate loans held for sale amounted to $5,571,000 and $587,000 as of December 31, 2001 and 2000,
respectively.

         The following table presents the balance of loans outstanding as of December 31, 2001, by maturities (dollars in thousands):


                                         MATURITY (1)
                          ------------------------------------------
                                         OVER 1
                           ONE YEAR     THROUGH    OVER
                          OR LESS(2)    5 YEARS   5 YEARS     TOTAL
                          ----------   --------  --------   --------
Real estate - mortgage      $ 99,475   $195,468   $36,930   $331,873
Commercial & agricultural     66,545     38,430     2,645    107,620
Installment                    5,926     24,419     2,177     32,522
Other                             85        718       425      1,228
                          ----------   --------   -------   --------
  Total loans               $172,031   $259,035   $42,177   $473,243
                          ----------   --------   -------   --------

(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.

         As of December 31, 2001, loans with maturities over one year consisted of $269,103,000 in fixed rate loans and $32,109,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

NONPERFORMING LOANS

         Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

         The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):


                                              DECEMBER 31,
                               ------------------------------------------
                                2001     2000     1999     1998     1997
                               ------   ------   ------   ------   ------
Nonaccrual loans               $3,419   $2,982   $1,430   $1,783   $1,194
Loans past due ninety days
  or more and still accruing     --        245      366      609      145
Renegotiated loans which are
  performing in accordance
  with revised terms              188      232       81       90      346
                               ------   ------   ------   ------   ------
Total Nonperforming Loans      $3,607   $3,459   $1,877   $2,482   $1,685
                               ------   ------   ------   ------   ------

         At December 31, 2001,approximately $837,600 of the nonperforming loans resulted from collateral-dependent loans to two borrowers. Management has identified a $278,000 possible loss exposure associated with the total nonperforming loans.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $247,000, $154,000 and $131,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income that was included in income totaled $16,000, $20,000 and $7,000 for the same periods.

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

LOAN QUALITY AND ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's estimate of the reserve necessary to adequately cover probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Collateral values are considered by management in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

         Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2001, the Company's loan portfolio included $82.6 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $14.7 million from $67.9 million at December 31, 2000. While the Company adheres to sound underwriting practices, including collateralization of loans, an extended period of low commodity prices could nevertheless result in an increase in the level of problem agriculture loans.

         Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):


                                           2001        2000        1999        1998        1997
                                         --------    --------    --------    --------    --------
Average loans outstanding,
  net of unearned income                 $454,108    $409,648    $358,948    $348,055    $355,167
Allowance-beginning of year              $  3,262    $  2,939    $  2,715    $  2,636    $  2,684

Balance added through acquisitions            275        --           150        --          --

Charge-offs:
Commercial, financial and agricultural        244          57         511         382         588
Real estate-mortgage                           86          47          17          21          69
Installment                                   171         183          98         152         145
                                         --------    --------    --------    --------    --------
  Total charge-offs                           501         287         626         555         802

Recoveries:
Commercial, financial and agricultural         22          26          69          28          28
Real estate-mortgage                         --             1           3          30           1
Installment                                    44          33          28          26          25
                                         --------    --------    --------    --------    --------
  Total recoveries                             66          60         100          84          54

Net charge-offs                               435         227         526         471         748
                                         --------    --------    --------    --------    --------

Provision for loan losses                     600         550         600         550         700
                                         --------    --------    --------    --------    --------

Allowance-end of year                    $  3,702    $  3,262    $  2,939    $  2,715    $  2,636
                                         --------    --------    --------    --------    --------

Ratio of net charge-offs to
  average loans                               .10%        .06%        .15%        .14%        .21%
                                         --------    --------    --------    --------    --------

Ratio of allowance for loan losses to
  loans outstanding (at end of year)          .79%        .76%        .76%        .78%        .74%
                                         --------    --------    --------    --------    --------

Ratio of allowance for loan
  losses to nonperforming loans             102.6%       94.3%      156.6%      109.4%      156.4%
                                         --------    --------    --------    --------    --------

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

         During 2001, the Company had net charge-offs of $435,000, compared to $227,000 in 2000 and $526,000 in 1999. At December 31, 2001, the allowance for loan losses amounted to $3,702,000, or .79% of total loans, and 102.6% of nonperforming loans. At December 31, 2000, the allowance was $3,262,000, or .76% of total loans, and 94.3% of nonperforming loans.

         The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (in thousands):


                       DECEMBER 31, 2001  DECEMBER 31, 2000   DECEMBER 31, 1999
                       -----------------  ------------------  ------------------
                       ALLOWANCE   % OF   ALLOWANCE   % OF    ALLOWANCE    % OF
                          FOR      LOANS     FOR      LOANS      FOR       LOANS
                          LOAN  TO TOTAL     LOAN  TO TOTAL      LOAN   TO TOTAL
                         LOSSES    LOANS    LOSSES    LOANS     LOSSES     LOANS
                       -----------------  ------------------  ------------------
Real estate-mortgage      $ 311   70.1%      $ 267     69.7%     $  242    70.4%
Commercial, financial
  and agricultural        2,938   22.7%      2,453     23.3%      1,997    23.0%
Installment                 207    6.9%        182      6.7%        181     6.3%
Other                         -     .3%          -       .3%          -      .3%
                       ----------------   ------------------  ------------------
Total allocated           3,456              2,902                2,420
Unallocated                 246    N/A         360      N/A         519     N/A
                       --------           --------            ---------
Allowance at end of
  year                   $3,702  100.0%     $3,262    100.0%     $2,939   100.0%
                       ----------------   ------------------  ------------------


                       DECEMBER 31, 1998  DECEMBER 31, 1997
                       -----------------  ----------------
                       ALLOWANCE   % OF   ALLOWANCE   % OF
                          FOR      LOANS     FOR      LOANS
                          LOAN  TO TOTAL     LOAN  TO TOTAL
                         LOSSES    LOANS    LOSSES    LOANS
                       -----------------  -----------------
Real estate-mortgage      $ 264   70.1%      $ 245    70.4%
Commercial, financial
  and agricultural        1,961   22.5%      1,699    20.6%
Installment                 166    7.2%        192     8.2%
Other                         -     .2%          -      .8%
                       ----------------   -----------------
Total allocated           2,391              2,136
Unallocated                 324    N/A         500     N/A
                       --------           --------
Allowance at end of
  year                   $2,715  100.0%      $2,636  100.0%
                       ----------------   -----------------

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

         The following table sets forth the year-end amortized cost of the Company's securities for the last three years (in thousands):


                                                DECEMBER 31,
                             ---------------------------------------------------
                                  2001               2000              1999
                             ---------------   ---------------   ---------------
                                        % OF              % OF              % OF
                              AMOUNT   TOTAL    AMOUNT   TOTAL    AMOUNT   TOTAL
                             --------  -----   --------  -----   --------  -----
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies                  60,852    38%   $ 89,202    58%   $ 92,180    58%
Obligations of states and
 political subdivisions        29,211    18      30,434    20      30,281    19
Mortgage-backed securities     54,306    34      27,750    18      32,578    21
Other securities               16,591    10       5,873     4       2,579     2
                             --------   ---    --------   ---    --------   ---
    Total securities         $160,960   100%   $153,259   100%   $157,618   100%
                             --------   ---    --------   ---    --------   ---

         At December 31, 2001, the investment portfolio showed an increase in mortgage-backed securities and other securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2001 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                ONE      AFTER 1   AFTER 5    AFTER
                               YEAR      THROUGH   THROUGH     TEN
                              OR LESS    5 YEARS  10 YEARS    YEARS      TOTAL
                              -------   --------  --------   -------   ---------
AVAILABLE-FOR-SALE:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                 $2,500   $ 56,074   $ 1,500   $   778   $ 60,852
Obligations of state and
  political subdivisions         --        5,440    12,048     9,652     27,140
Mortgage-backed securities        895     41,713    11,698      --       54,306
Other securities                 --        2,052      --      14,539     16,591
                               ------   --------   -------   -------   --------
Total investments              $3,395   $105,279   $25,246   $24,969   $158,889
                               ------   --------   -------   -------   --------

Weighted average yield           5.51%      4.75%     4.74%     5.98%      4.96%
Full tax-equivalent yield        5.51%      4.87%     5.83%     7.13%      5.38%
                               ------   --------   -------   -------   --------

                                 ONE    AFTER 1    AFTER 5     AFTER
                                YEAR    THROUGH    THROUGH      TEN
                              OR LESS   5 YEARS   10 YEARS     YEARS     TOTAL
                              -------   --------  --------   -------  ----------
HELD-TO-MATURITY:
Obligations of state and
  political subdivisions       $   85   $    715   $   655   $   616   $   2,071
                               ------   --------   -------   -------   ---------

Weighted average yield           5.88%      5.28%     5.50%     5.43%      5.42%
Full tax-equivalent yield        8.92%      8.01%     8.34%     8.23%      8.22%
                               ------   --------   -------   -------   ---------

         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2001.

         Investment securities carried at approximately $133,208,000 and $131,654,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

DEPOSITS

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2001, 2000 and 1999 (dollars in thousands):


                                 2001              2000             1999
                           ---------------   ---------------  ---------------
                           WEIGHTED          WEIGHTED         WEIGHTED
                           AVERAGE           AVERAGE          AVERAGE
                            AMOUNT    RATE    AMOUNT    RATE   AMOUNT    RATE
                           --------  -----   --------  -----  --------  -----
Demand deposits:
  Non-interest bearing     $ 69,020   --     $ 62,579   --    $ 60,557   --
  Interest bearing          182,404  2.40%    163,531  3.13%   147,753  2.58%
Savings                      41,437  2.23%     39,215  2.43%    40,875  2.31%
Time deposits               247,348  5.45%    226,259  5.42%   225,451  5.09%
                           --------  ----    --------  ----   --------  ----
  Total average deposits   $540,209  3.48%   $491,584  3.73%  $474,636  3.42%
                           --------  ----    --------  ----   --------  ----

         The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):


                                               DECEMBER 31,
                               ---------------------------------------------
                                    2001           2000           1999
                               ---------------------------------------------
3 months or less                      $ 25,503       $ 15,413       $ 16,915
Over 3 through 6 months                 20,228         20,283         11,708
Over 6 through 12 months                10,913         18,668         11,444
Over 12 months                           4,794          8,558          3,854
                               ---------------------------------------------
  Total                               $ 61,438       $ 62,922       $ 43,921
                               ---------------------------------------------

OTHER BORROWINGS

         Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, and federal funds purchased, and loans (short-term or long-term debt) that the Company has outstanding. Information relating to other borrowings for the last three years is presented below (in thousands):


                                                    2001        2000       1999
                                                  -------    --------    -------
At December 31:
  Securities sold under agreements to repurchase $38,879 $ 31,096 $32,308 Federal Home Loan Bank advances:
    Overnight                                        --        20,000      3,000

    Fixed term - due after one year                33,300      20,300     18,500
  Federal funds purchased                            --          --        1,175
  Debt:
    Loans due in one year or less                   4,325        --         --


    Loans due after one year                         --         4,325      4,325
                                                  -------    --------    -------
    Total                                         $76,504    $ 75,721    $59,308
                                                  -------    --------    -------

    Average interest rate at year end                3.15%       6.15%     5.00%

Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase $40,646 $ 34,546 $32,308 Federal Home Loan Bank advances:
    Overnight                                      12,800      44,000     18,000
    Fixed term - due in one year or less            5,000        --         --
    Fixed term - due after one year                28,300      20,300     20,500
  Federal funds purchased                           2,850       1,000      1,175
  Debt:
    Loans due in one year or less                   4,325        --         --


    Loans due after one year                         --         4,325      4,700
                                                  -------    --------    -------
    Total                                         $93,921    $104,171    $76,683
                                                  -------    --------    -------

Averages for the Year
  Securities sold under agreements to repurchase $29,547 $ 24,576 $22,063 Federal Home Loan Bank advances:
    Overnight                                       2,161      25,216      1,486
    Fixed term - due in one year or less            3,356        --         --
    Fixed term - due after one year                23,349      11,763     17,116
  Federal funds purchased                             236       1,047        345
  Debt:
    Loans due in one year or less                   4,325        --         --


    Loans due after one year                         --         4,325      4,416
                                                  -------    --------    -------
    Total                                         $62,974    $ 66,927    $45,426
                                                  -------    --------    -------

    Average interest rate during the year           4.47%       6.22%      4.81%

         Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities which are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

         FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consists of $33.3 million which First Mid Bank is using to fund loans:


      o        $5 million advance at 4.35% with a 9-month maturity, due 2/1/02
      o        $3 million advance at 6.00% with a 2-year maturity, due 10/10/02
      o        $5 million advance at 6.16% with a 5-year maturity, due 3/20/05
      o        $2.3 million advance at 6.10% with a 5-year maturity, due 4/7/05
      o        $5 million advance at 6.12% with a 5-year maturity, due 9/6/05
      o        $5 million advance at 5.34% with a 5-year maturity, due 12/14/05
      o        $3 million advance at 5.98% with a 10-year maturity, due 3/1/11
      o        $5 million advance at 4.33% with a 10-year maturity, due
               11/23/11.

         Debt, both short-term and long-term, represents the outstanding loan balance for the Company. This loan was renegotiated on November 19, 2001, and replaced the Company's previous loan balance set to mature December 31, 2003. Terms of the November 19, 2001 loan are a floating interest rate of 1.25% over the Federal Funds rate with interest due quarterly. The interest rate as of December 31, 2001 was 3.00%. The loan is a revolving credit agreement with a maximum available balance of $10 million. The outstanding loan balance matures November 19, 2002. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the exisiting convenants at December 31, 2001 and 2000.

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

         The Company monitors its interest rate sensitivity position to maintain a balance between rate-sensitive assets and rate-sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds in an effort to maintain a cumulative one-year gap to earning assets ratio of less than 30% of total earning assets.

         In the banking industry, a traditional measurement of interest rate sensitivity is known as "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2001 (in thousands):


                                        NUMBER OF MONTHS UNTIL NEXT REPRICING OPPORTUNITY
INTEREST EARNING ASSETS:                0-1         1-3         3-6        6-12       12+
                                    ---------   ---------   ---------   ---------  --------
Deposits with other financial
institutions                        $   5,400   $    --     $    --     $    --    $   --
Federal funds sold                      4,225        --          --          --        --
Taxable investment securities           8,286       5,930       7,057       4,079   107,568
Nontaxable investment  securities         246         741         615          30    27,615
Loans                                 101,130      35,332      40,215      51,542   245,025
                                    ---------   ---------   ---------   ---------  --------
  Total                             $ 119,287   $  42,003   $  47,887   $  55,651  $380,208
                                    ---------   ---------   ---------   ---------  --------
INTEREST BEARING LIABILITIES:
Savings and N.O.W. accounts           112,675         610         911       2,796    70,965
Money market accounts                  28,575         550         825       1,546    27,013
Other time deposits                    30,083      52,659      56,873      49,915    43,123
Other borrowings                       38,879        5000        --         3,000    25,300
Long-term debt                          4,325        --          --          --        --
                                    ---------   ---------   ---------   ---------  --------
  Total                             $ 214,537   $  58,819   $  58,609   $  57,275  $166,419
                                    ---------   ---------   ---------   ---------  --------
  Periodic GAP                      $ (95,250)  $ (16,816)  $ (10,722)  $  (1,624) $213,789
                                    ---------   ---------   ---------   ---------  --------
  Cumulative GAP                    $ (95,250)  $(112,066)  $(122,788)  $(124,412) $ 89,377
                                    ---------   ---------   ---------   ---------  --------
GAP as a % of interest earning assets:
  Periodic                            (14.8%)      (2.6%)      (1.7%)       (.3%)    33.1%
  Cumulative                          (14.8%)     (17.4%)     (19.0%)     (19.3%)    13.9%
                                    ---------   ---------   ---------   ---------  --------

         At December 31, 2001, the Company was liability-sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates could have an unfavorable effect on the net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

         Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Company. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes which occur in the composition of the Company's earning assets and interest- bearing liabilities. For this reason, the Company uses financial models to project interest income under various rate scenarios and assumptions relative to the prepayments, reinvestment and roll overs of assets and liabilities, of which First Mid Bank represents substantially all of the Company's rate sensitive assets and liabilities.

CAPITAL RESOURCES

         At December 31, 2001, stockholders' equity increased $6,198,000 or 10.7% to $63,925,000 from $57,727,000 as of December 31, 2000. During 2001, net income contributed $6,516,000 to equity before the payment of dividends to common stockholders of $1,460,000. The change in the market value of available-for-sale investment securities increased stockholders' equity by $1,028,000, net of tax.

STOCK PLANS

         On November 16, 2001, the Registrant effected a three-for-two stock split in the form of a 50 percent stock dividend. All share and per share information has been restated to reflect the split.

DEFERRED COMPENSATION PLAN

         Effective September 30, 1998, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "ACCOUNTING FOR DEFERRED COMPENSATION ARRANGEMENTS WHERE AMOUNTS EARNED ARE HELD IN A RABBI TRUST AND INVESTED" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2001, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $1,392,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $1,392,000 as an equity instrument (deferred compensation).

         The DCP was effective as of June, 1984, in which the purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

         o        8,108 common shares during 2001
         o        1,605 common shares during 2000
         o        8,730 common shares during 1999.

FIRST RETIREMENT AND SAVINGS PLAN

         The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

         o        9,983 common shares during 2001
         o          645 common shares during 2000
         o        4,913 common shares during 1999.

DIVIDEND REINVESTMENT PLAN

         The Dividend Reinvestment Plan ("DRIP") was effective as of October, 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly-issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services LLC and offers a way to increase one's investment in the Company. Of the $1,460,000 in common stock dividends paid during 2001, $775,000 or 53.1%, was reinvested into shares of common stock of the Company through the DRIP.

         Events that resulted in common shares being reinvested in the DRIP:

         o during 2001, 39,787 common shares were issued from common stock dividends.
         o during 2000, 750 common shares were issued from stock options that were granted in October, 1997 and exercised in May, 2000.
         o during 2000, 32,166 common shares were issued from common stock dividends.
         o during 1999, 750 common shares were issued from stock options that were granted in December, 1998 and exercised in May, 1999.
         o during 1999, 272,226 common shares were issued from converting 449 preferred shares.
         o during 1999, 31,535 common shares were issued from common and preferred stock dividends.

STOCK INCENTIVE PLAN

         In December, 1997, the Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock, and a maximum of 150,000 shares were originally authorized under the SI Plan. In September, 2001, the board authorized an additional 150,000 shares to be issued and sold under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four year period and those options granted to directors vest at the time they are issued.

         The following stock options have been awarded by the Company:

         o December, 2001 granted 39,500 options at an option price of $24.00.
         o December, 2000 granted 29,250 options at an option price of $18.83.
         o January, 2000 granted 4,500 options at an option price of $23.00.
         o December, 1999 granted 14,250 options at an option price of $23.00; canceled 1,500 options in December, 2000.

         The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2001, 2000, and 1999.

STOCK REPURCHASE PROGRAM

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the board authorized the repurchase of $3 million additional shares of the authorized common stock, bringing the aggregate total to 8% of the Company's common stock plus $3 million additional shares. During 2001,

46,111 shares (1.4%) at a total price of $1,038,000 were repurchased by the Company, 90,254 shares (2.7%) at a total price of $1,881,000 were repurchased by the Company in 2000 and 14,544 shares (.4%) at a total price of $337,000 were purchased in 1999. As of December 31, 2001, the Company was authorized per all repurchase programs to purchase an additional 3,098,531 shares. Treasury Stock is further affected by activity in the Deferred Compensation Plan.

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

         A tabulation of the Company's and First Mid Bank's capital ratios as of December 31, 2001 follows:


                                          TIER ONE        TOTAL        TIER ONE
                                         CAPITAL TO    CAPITAL TO     CAPITAL TO
                                       RISK-WEIGHTED  RISK-WEIGHTED     AVERAGE
                                          ASSETS         ASSETS         ASSETS
                                       -------------  -------------  -----------
First Mid-Illinois Bancshares Inc.
 (Consolidated)                             10.47%         11.23%        7.34%
First Mid-Illinois Bank & Trust             10.47%         11.24%        7.36%
N.A.
                                       -------------  -------------  -----------

         Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.

LIQUIDITY

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets which may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal Fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     o First Mid Bank has $17 million available in overnight Federal Fund lines including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and tier 1 capital to total assets. As of December 31, 2001, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.24% and Tier 1 capital to total assets of 7.36% met regulatory requirements.

     o First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December, 31, 2001, the excess collateral at the Federal Home Loan Bank will support approximately $33 million of additional advances.

     o First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     o First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     o In addition, the Company has a revolving credit agreement in the amount of $10 million with The Northern Trust Company. The Company has an outstanding balance of $4,325,000 as of December 31, 2001 and $5,675,000 in available funds. The credit agreement matures on November 19, 2002. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2001.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     o lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions

     o deposit activities, including seasonal demand of private and public funds

     o    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call assumptions on U.S. Government Treasuries and Agencies

     o    operating   activities,   including   scheduled  debt  repayments  and
          dividends to shareholders

         The following table summarizes significant contractual obligations and other commitments at December 31, 2001 (in thousands):

               TIME                  OPERATING
             DEPOSITS   BORROWINGS*   LEASES       TOTAL
             --------   ----------   ---------   --------
      2002   $191,795     $68,504         $ 98   $260,397
      2003     28,753        --             91     28,844
      2004      6,618        --             91      6,709
      2005      6,450        --             39      6,489
      2006      2,290       5,000           14      7,304
Thereafter        106       3,000            3      3,109
             --------   ---------    ---------   --------
Total        $236,012     $76,504         $336   $312,852
             --------   ---------    ---------   --------

Commitments to extend credit                     $ 87,455
          * Borrowings included at earlier of call date or maturity

         For the year ended December 31, 2001, net cash was provided from both financing activities and operating activities ($24.4 million and $4.5 million, respectively), while investing activities used net cash of $20.6 million. Thus, cash and cash equivalents increased by $8.3 million since year-end 2000. Generally, during 2001, the increases in deposits, customer repurchase agreements, and declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2000. Also included was the addition of American Bank of Illinois in Highland which provided $30.8 million in deposits, $24.9 million in loans, and $2 million in securities. Thus, other financing sources, including short-term FHLB advances, were reduced.

            For the year ended December 31, 2000, net cash was provided from both financing activities and operating activities ($33 million and $8.7 million, respectively), while investing activities used net cash of $38.7 million. Thus, cash and cash equivalents increased by $3 million since year- end 1999. Generally, during 2000, loan growth was strong and was funded with both deposit growth and short-term FHLB advances. Cash was also needed for common stock repurchases and payment of cash dividends. During 2000, proceeds from the sales and maturities of investment securities were predominantly reinvested by the Company to mitigate interest rate risk and enhance future investment yields.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The gain or loss due to changes in fair value is recognized in earnings or as other comprehensive income in the statement of stockholders' equity, depending on the type of instrument and whether or not it is considered a hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of Statement No. 133." This statement defers the adoption of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133" in June 2000, which addresses various implementation issues relating to SFAS 133. Adoption of the above Statements on January 1, 2001 did not have a material impact on the Company's financial position, results of operation or liquidity.

         Statement of Financial Accounting Standards ("SFAS") No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES", was issued by the Financial Accounting Standards Board (FASB) in September of 2000. SFAS No. 140 supersedes and replaces FASB SFAS No. 125, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". Accordingly, SFAS No. 140 is now the authoritative accounting literature for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 also includes several additional disclosure requirements in the area of securitized financial assets and collateral arrangements. The provisions of SFAS No. 140 related to transfers of financial assets are to be applied to all transfers of financial assets occurring after March 31, 2001. The collateral recognition and disclosure provisions in SFAS No. 140 are effective for fiscal years ending after December 15, 2000. Adoption of SFAS No. 140 did not have a material impact on the Company's results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank. The Company does not currently use derivatives to manage market or interest rate risks. For a discussion of how management of the Company addresses and evaluates interest rate risk see also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity."

         Based on the financial analysis performed as of December 31, 2001, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:


                                                Increase
                                              (Decrease) In
                               Net Interest   Net Interest     Return On
DECEMBER 31, 2001                 Income         Income      Average Equity
Prime rate is 4.75%                (000)           (%)         2001=11.52%
                               ------------   ------------   --------------
Prime rate increase of:
  200 basis points to 6.75%       $ (1,624)        (5.80)%          (1.59)%
  100 basis points to 5.75%           (314)        (1.12)%           (.30)%
Prime rate decrease of:
  200 basis points to 2.75%         (1,960)        (7.00)%          (1.93)%
  100 basis points to 3.75%           (725)        (2.59)%           (.71)%
                               ------------   ------------   --------------

         The following table shows the same analysis performed as of December 31, 2000.


                                                Increase
                                              (Decrease) In
                               Net Interest   Net Interest     Return On
DECEMBER 31, 2000                 Income         Income      Average Equity
Prime rate is 9.50%               (000)            (%)         2000=11.16%
                               ------------   ------------   --------------
Prime rate increase of:
  200 basis points to 11.50%      $ (1,171)         (.10)%          (1.26)%
  100 basis points to 1050%           (609)        (4.04)%           (.65)%
Prime rate decrease of:
  200 basis points to 7.50%            (24)        (2.50)%           (.02)%
  100 basis points to 8.50%           (984)        (4.81)%           (1.06)%

                               ------------   ------------   --------------

         The First Mid Bank's board of directors has adopted an interest rate risk policy which establishes maximum decreases in the percentage change in net interest margin of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift.

         No assurance can be given that the actual net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate.

         Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in the Economic Value of Equity (EVE)of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities.

is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank's projected change in EVE for the various rate shock levels at December 31, 2001 and December 31, 2000. All market risk sensitive instruments presented in the tables are held-to- maturity or available-for-sale. First Mid Bank has no trading securities.

DECEMBER 31, 2001

                                    Change in
      Changes In            Economic Value of Equity
    Interest Rates           Amount           Percent
    (basis points)         of Change         of Change
----------------------  -----------------  ---------------
      +200 bp              $(15,315)          (16.3)%
      +100 bp                (5,695)           (6.1)%
      -200 bp                12,651            13.5%
      -100 bp                 9,423            10.0%
----------------------  -----------------  ---------------

DECEMBER 31, 2000

                                     Change in
      Changes In              Economic Value of Equity
    Interest Rates           Amount             Percent
    (basis points)          of Change          of Change
----------------------  -----------------  ---------------
      +200 bp              $(7,797)           (10.2)%
      +100 bp               (1,825)            (2.4)%
      -200 bp               (4,852)            (6.3)%
      -100 bp                 (488)             (.6)%
----------------------  -----------------  ---------------

         As indicated above, at December 31, 2001, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to increase. At December 31, 2001, First Mid Bank's estimated changes in EVE were within the industry guidelines which normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

         Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions First Mid Bank may undertake in response to changes in interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in First Mid Bank's portfolio change in future periods as market rates change. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(In thousands, except share data)                            2001         2000
                                                          -----------  --------

ASSETS
Cash and due from banks (note 4):
  Non-interest bearing                                      $ 23,471   $ 22,035
  Interest bearing                                             5,400         80
Federal funds sold                                             4,225      2,725
                                                            --------  ---------
  Cash and cash equivalents                                   33,096     24,840
Investment securities (note 5):
  Available-for-sale, at fair value                          160,096    150,034
  Held-to-maturity, at amortized cost (estimated fair
  value of $2,136 and $2,800 at December 31, 2001
  and 2000, respectively                                       2,071      2,757
Loans (note 6)                                               473,243    429,288
Less allowance for loan losses (note 7)                        3,702      3,262
                                                            --------  ---------
  Net loans                                                  469,541    426,026
Premises and equipment, net (note 8)                          16,656     15,375
Accrued interest receivable                                    6,790      7,395
Intangible assets, net (notes 3 and 9)                        12,392     12,150
Other assets (note 16)                                         5,337      4,422
                                                            --------  ---------
  TOTAL ASSETS                                              $705,979   $642,999
                                                            --------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (note 10):
  Non-interest bearing                                      $ 80,265   $ 66,646
  Interest bearing                                           479,155    437,339
                                                            --------  ---------
  Total deposits                                             559,420    503,985
Accrued interest payable                                       2,370      2,628
Securities sold under agreements to repurchase (notes 11)     38,879     31,096
Other borrowings (note 11)                                    37,625     44,625
Other liabilities (note 16)                                    3,760      2,938
                                                            --------  ---------
  TOTAL LIABILITIES                                          642,054    585,272
                                                            --------  ---------
Stockholders' Equity (notes 12 and 15) Common stock, $4
  par value; authorized 6,000,000 shares; issued 3,546,060
  shares in 2001 and 3,488,204 shares in 2000                 14,184      9,302
Additional paid-in capital                                    13,288     12,293
Retained earnings                                             39,500     39,169
Deferred compensation                                          1,392      1,218
Accumulated other comprehensive income (loss)                    740       (288)
Less treasury stock at cost, 174,216 shares
  in 2001 and 128,106 shares in 2000                          (5,179)    (3,967)
                                                            --------  ---------
TOTAL STOCKHOLDERS' EQUITY                                    63,925     57,727
                                                            --------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $705,979   $642,999
                                                            --------  ---------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME For the years ended December 31, 2001, 2000 and 1999 (In thousands, except per share data)

                                                          2001        2000       1999
                                                        --------   --------    -------
INTEREST INCOME:
Interest and fees on loans                               $36,877   $ 34,893    $29,785
Interest on investment securities:
  Taxable                                                  6,820      7,722      7,425
  Exempt from federal income tax                           1,393      1,449      1,403
Interest on federal funds sold                               335        121        485
Interest on deposits with other financial institutions        81          6         70
                                                         -------   --------    -------
  Total interest income                                   45,506     44,191     39,168
INTEREST EXPENSE:
Interest on deposits (note 10)                            18,773     18,412     16,229
Interest on securities sold under agreements
  to repurchase                                              915      1,357        948
Interest on other borrowings                               1,902      2,804      1,238
                                                         -------   --------    -------
  Total interest expense                                  21,590     22,573     18,415
                                                         -------   --------    -------
  Net interest income                                     23,916     21,618     20,753
Provision for loan losses (note 7)                           600        550        600
                                                         -------   --------    -------
  Net interest income after provision for loan losses     23,316     21,068     20,153
OTHER INCOME:
Trust revenues                                             1,924      2,010      1,912
Brokerage revenues                                           356        437        456
Service charges                                            3,122      2,592      2,317
Gain(loss) on sale of securities, net (note 5)               208         (3)         8
Mortgage banking income                                    1,156        383        624
Other                                                      1,906      1,270      1,386
                                                         -------   --------    -------
  Total other income                                       8,672      6,689      6,703
OTHER EXPENSE:
Salaries and employee benefits (note 14)                  11,116     10,104      9,616
Net occupancy expense                                      1,544      1,378      1,323
Equipment rentals, depreciation and maintenance            2,365      2,185      2,114
Federal deposit insurance premiums                            98        100        104
Amortization of intangible assets (note 9)                 1,228      1,190      1,024
Stationery and supplies                                      671        534        642
Legal and professional                                     1,033        941      1,232
Marketing and promotion                                      789        769        643
Other                                                      3,588      2,861      2,689
                                                         -------   --------    -------
  Total other expense                                     22,432     20,062     19,387
                                                         -------   --------    -------
Income before income taxes                                 9,556      7,695      7,469
Income taxes (note 16)                                     3,040      2,035      2,237
                                                         -------   --------    -------
  Net income                                             $ 6,516   $  5,660    $ 5,232

Per common share data:
Basic earnings per share                                 $  1.93   $   1.67    $  1.60
Diluted earnings per share                                  1.92       1.67       1.53
                                                         -------   --------    -------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 2001, 2000 and 1999 (In thousands, except share and per share data)

                                                                                                                ACCUMULATED
                                                                          ADDITIONAL                             OTHER
                                                PREFERRED COMMON  PAID-IN  RETAINED    DEFERRED   COMPREHENSIVE  TREASURY
                                                  STOCK    STOCK  CAPITAL  EARNINGS  COMPENSATION  INCOME(LOSS)   STOCK      TOTAL
                                                --------- ------  ------- ---------- ------------ ------------- ----------- --------
DECEMBER 31, 1998                                  $3,070 $8,093  $ 8,562   $31,025        $  950      $   261     $(1,481) $50,480
Comprehensive income:
  Net income                                            -      -        -     5,232             -            -           -    5,232
  Net unrealized change in available-for-
    sale investment securities                          -      -        -         -             -       (3,526)          -   (3,526)
                                                                                                                             -------
Total Comprehensive Income                                                                                                    1,706
Cash dividends on preferred stock
  ($462.50 per share)                                   -      -        -      (232)            -            -           -     (232)
Cash dividends on common stock ($.37 per share)         -      -        -    (1,190)            -            -           -   (1,190)
Issuance of 31,535 common shares pursuant
  to the Dividend Reinvestment Plan                     -     84      663         -             -            -           -      747
Issuance of 8,730 common shares pursuant
  to the Deferred Compensation Plan                     -     23      185         -             -            -           -      208
Issuance of 4,913 common shares pursuant
  to the First Retirement & Savings Plan                -     13      105         -             -            -           -      118
Conversion of 614 preferred shares into
 372,266 common shares                            (3,070)    993    2,077         -             -            -           -        -
Purchase of 14,544 treasury shares                      -      -        -         -             -            -        (337)    (337)
Deferred compensation                                   -      -        -         -           173            -        (173)       -
Issuance of 750 common shares pursuant
  to the exercise of stock options                      -      2       16         -             -            -        -          18
                                                --------- ------  ------- ----------------------- ------------- ----------- --------
DECEMBER 31, 1999                                   $   - $9,208  $11,608   $34,835        $1,123      $(3,265)    $(1,991) $51,518
Comprehensive income:
  Net income                                            -      -        -     5,660             -            -           -    5,660
  Net unrealized change in available-for-
    sale investment securities                          -      -        -         -             -        2,977           -    2,977
                                                                                                                            --------
Total Comprehensive Income                                                                                                    8,637
Cash dividends on common
  stock ($.39 per share)                                -      -        -    (1,326)            -            -           -   (1,326)
Issuance of 32,166 common shares pursuant
  to the Dividend Reinvestment Plan                     -     86      639         -             -            -           -      725
Issuance of 1,605 common shares pursuant
  to the Deferred Compensation Plan                     -      4       26         -             -            -           -       30
Issuance of 645 common shares pursuant
  to the First Retirement & Savings Plan                -      2       10         -             -            -           -       12
Purchase of 90,254 treasury shares                      -      -        -         -             -            -      (1,881)   1,881)
Deferred compensation                                   -      -        -         -            95            -         (95)       -
Issuance of 750 common shares pursuant
  to the exercise of stock options                      -      2       10         -             -            -           -       12
                                                --------- ------  ------- ---------- ------------ ------------- ----------- --------
DECEMBER 31, 2000                                   $   - $9,302  $12,293   $39,169        $1,218      $  (288)    $(3,967) $57,727
                                                --------- ------  ------- ---------- ------------ ------------- ----------- --------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the years ended December 31, 2001, 2000 and 1999 (In thousands, except share and per share data)

                                                                                                                ACCUMULATED
                                                                          ADDITIONAL                               OTHER
                                                PREFERRED COMMON  PAID-IN  RETAINED    DEFERRED    COMPREHENSIVE  TREASURY
                                                  STOCK    STOCK  CAPITAL  EARNINGS  COMPENSATION  INCOME(LOSS)    STOCK     TOTAL
                                                --------- ------- ------- ---------- ------------ ------------- ----------- --------
DECEMBER 31, 2000                                   $   - $ 9,302 $12,293   $39,169        $1,218       $ (288)    $(3,967) $57,727
Comprehensive income:
  Net income                                            -       -       -     6,516             -            -           -    6,516
  Net unrealized change in available-for-
    sale investment securities                          -       -       -         -             -        1,028           -    1,028
                                                                                                                            --------
Total Comprehensive Income                                                                                                    7,544
Cash dividends on common stock ($.43 per share)         -       -       -    (1,460)            -            -           -   (1,460)
Issuance of 39,787 common shares pursuant
  to the Dividend Reinvestment Plan                     -      85     690         -             -            -           -      775
Issuance of 8,108 common shares pursuant
  to the Deferred Compensation Plan                     -      32     134         -             -            -           -      166
Issuance of 9,983 common shares pursuant
  to the First Retirement & Savings Plan                -      40     171         -             -            -           -      211
Purchase of 46,111 treasury shares                      -       -       -         -             -            -      (1,038)  (1,038)
Deferred compensation                                   -       -       -         -           174            -        (174)       -
3-for-2 stock split in the form of
  50% stock dividend                                    -   4,725       -    (4,725)            -            -           -        -
                                                --------- ------- ------- ---------- ------------ ------------- ----------- --------
DECEMBER 31, 2001                                   $   - $14,184 $13,288   $39,500        $1,392       $  740     $(5,179) $63,925
                                                ========= ======= ======= ========== ============ ============= =========== ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2001, 2000 and 1999
(In thousands)

                                                             2001      2000      1999
                                                         ---------- --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $   6,516  $  5,660  $  5,232
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                    600       550       600
  Depreciation, amortization and accretion, net              3,204     2,887     2,474
  (Gain) loss on sale of securities, net                      (208)        3        (8)
  (Gain) loss on sale of other real property owned, net        132        48       (70)
  Gain on sale of mortgage loans held for sale, net           (998)     (286)     (552)
  Deferred income taxes                                       (313)     (260)     (293)
  Decrease (increase) in accrued interest receivable           605    (1,462)     (191)
  Increase (decrease) in accrued interest payable             (258)      332       205
  Origination of mortgage loans held for sale              (76,212)  (14,220)  (28,998)
  Proceeds from sale of mortgage loans held for sale        72,226    15,268    36,944
  (Increase) decrease in other assets                         (841)    1,828    (3,050)
  Increase (decrease) in other liabilities                      48    (1,688)    2,687
                                                         ---------  --------  --------
Net cash provided by operating activities                    4,501     8,660    14,980
                                                         ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of mortgage servicing rights                    (47)     (189)      (47)
Purchases of premises and equipment                         (1,625)   (1,106)   (2,731)
Net increase in loans                                      (14,512)  (41,958)  (37,055)
Proceeds from sales of:
  Securities available-for-sale                              9,888       607       721
Proceeds from maturities of:
  Securities available-for-sale                             88,213    10,229    34,275
  Securities held-to-maturity                                  456       375       447
Purchases of:
  Securities available-for-sale                           (103,216)   (4,817)  (36,164)
  Securities held-to-maturity                                 (394)   (1,794)     (332)
Purchase of financial organization, net of cash received       606      --      46,441
                                                         ---------  --------  --------
Net cash provided by (used in) investing activities        (20,631)  (38,653)    5,555
                                                         ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                         24,854    18,974   (28,938)
Increase (decrease) in federal funds purchased                --      (1,175)    1,175
Increase (decrease) in repurchase agreements                 7,783    (1,212)    6,290
Increase in short-term FHLB Advances                       (15,000)   17,000     3,000
Increase in long-term FHLB Advances                          8,000     1,800      --
Repayment of long-term debt                                 (4,325)     --      (1,375)
Proceeds from issuance of short-term debt                    4,325      --        --
Proceeds from issuance of common stock                         377        54       344
Purchase of treasury stock                                  (1,038)   (1,881)     (337)
Dividends paid on preferred stock                             --        --        (110)
Dividends paid on common stock                                (590)     (569)     (514)
                                                         ---------  --------  --------
Net cash provided by (used in) financing activities         24,386    32,991   (20,465)
                                                         ---------  --------  --------
Increase in cash and cash equivalents                        8,256     2,998        70
Cash and cash equivalents at beginning of year              24,840    21,842    21,772
                                                         ---------  --------  --------
Cash and cash equivalents at end of year                 $  33,096  $ 24,840  $ 21,842
                                                         ---------  --------  --------
ADDITIONAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
  Interest                                               $  21,848  $ 22,241  $ 18,620
  Income taxes                                               3,171     2,417     2,539
Loans transferred to real estate owned                         617       102       442
Dividends reinvested in common shares                          775       725       747
                                                         ---------  --------  --------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly- owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2001 presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

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

INVESTMENT SECURITIES

         The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to- maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2001, 2000 or 1999.

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


For the year ended December 31,             2001         2000        1999
---------------------------------------  --------    ---------    ---------
Capitalized mortgage servicing rights     $47,000     $189,000     $47,000
Amortization expense                      $86,000     $ 79,000     $62,000

         The balance of mortgage servicing rights was $217,000 and $256,000 at December 31, 2001 and 2000, respectively, and the fair value of the servicing rights approximates the net investment.

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

STOCK SPLIT

         On November 16, 2001, the Registrant effected a three-for-two stock split in the form of a 50 percent stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All share and per share amounts have been restated giving retroactive recognition to the stock split.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," after its adoption.

         The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

         Upon adoption of SFAS 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Company will also be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of the carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002, to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

         As of January 1, 2002, the date of adoption of SFAS 142, the Company has unamortized goodwill in the amount of $11.1 million, of which $4 million will be subject to the transition provisions of SFAS 142 and $7.1 million will continue to be amortized as an identifiable intangible asset subject to amortization. Also, at January 1, 2002, the Company had core deposit intangibles of $1.3 million which will continue to be amortized. Annual amortization expense related to the core deposit intangibles was $323,000 for 2001. Amortization expense related to goodwill was $905,000 for the year ended December 31, 2001. The Company is evaluating its goodwill for impairment in accordance with SFAS 142.

COMPREHENSIVE INCOME

         The Company's comprehensive income for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):


                                               2001       2000       1999
                                             -------    -------    -------
Net income                                   $ 6,516    $ 5,660    $ 5,232
Other comprehensive income:
  Unrealized gains(losses) during the year     1,886      4,857     (5,334)
  Reclassification adjustment for net
  (gains)losses realized in net income          (208)         3         (8)
  Tax effect                                    (650)    (1,883)     1,816
                                             -------    -------    -------
Comprehensive income                         $ 7,544    $ 8,637    $ 1,706
                                             -------    -------    -------

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

         The components of basic and diluted earnings per common share for the years ended December 31, 2001, 2000, and 1999 are as follows:


                                                   2001       2000       1999
                                               ---------- ---------- -----------
BASIC EARNINGS PER SHARE:
Net  income                                    $6,516,000 $5,660,000 $5,232,000
Less preferred stock dividends                       --         --     (304,000)
                                               ---------- ---------- -----------
Net  income available to common stockholders
                                               $6,516,000 $5,660,000 $4,928,000
                                               ---------- ---------- -----------

Weighted average common shares outstanding      3,378,019  3,386,111  3,083,858
                                               ---------- ---------- -----------
Basic earnings per common share                $     1.93 $     1.67 $     1.60
                                               ---------- ---------- -----------

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders    $6,516,000 $5,660,000 $4,928,000
Assumed conversion of preferred stock                --         --      304,000
                                               ---------- ---------- -----------
Net income available to common stock-
  holders after assumed conversion             $6,516,000 $5,660,000 $5,232,000
                                               ---------- ---------- -----------

Weighted average common shares outstanding      3,378,019  3,386,111  3,083,858
Assumed conversion of stock options                11,195      7,918     11,240
Assumed conversion of preferred stock                --         --      325,352
                                               ---------- ---------- -----------
Diluted weighted average common
  shares outstanding                            3,389,214  3,394,029  3,420,450
                                               ---------- ---------- -----------
Diluted earnings per common share              $     1.92 $     1.67 $     1.53
                                               ---------- ---------- -----------

NOTE 3 - MERGERS AND ACQUISITIONS

         On May 7, 1999, the Company acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A. This cash acquisition added approximately $64 million in total deposits, $10 million in loans, $1.7 million in premises and equipment and $6.5 million in intangible assets. This acquisition was accounted for using the purchase method of accounting whereby the acquired assets and deposits of the branches were recorded at their fair values as of the acquisition date. The operating results have been combined with those of the Company since May 7, 1999.

         On April 20, 2001, First Mid Bank acquired all the outstanding stock of American Bank of Illinois in Highland for $3.7 million in cash. This acquisition added approximately $30.8 million in total deposits, $24.9 million in loans, $2 million in securities, $1.7 million in premises and equipment and $1.4 million in intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank of Illinois in Highland since the acquisition date.

NOTE 4 - CASH AND DUE FROM BANKS

         Aggregate cash and due from bank balances of $214,000 and $471,000 at December 31, 2001 and 2000, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.

NOTE 5 - INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2001 and 2000 were as follows (in thousands):


                                                            GROSS      ESTIMATED
                                           AMORTIZED      UNREALIZED      FAIR
                                             COST      GAINS   LOSSES    VALUE
                                           --------   ------   ------   --------
2001
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                  $ 60,852   $1,165   $(181)   $ 61,836
Obligations of states and political
 subdivisions                                27,140      247    (212)     27,175
Mortgage-backed securities                   54,306      427    (242)     54,491
Federal Home Loan Bank stock                  3,102       --      --       3,102
Other securities                             13,489       23     (20)     13,492
                                           --------   ------   -----    --------
  Total available-for-sale                 $158,889   $1,862   $(655)   $160,096
                                           --------   ------   -----    --------

Held-to-maturity:
Obligations of states and political
 subdivisions                              $  2,071   $   70   $  (5)   $  2,136
                                           --------   ------   -----    --------

2000
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations and
 agencies                                  $ 89,202   $185   $  (707)   $ 88,680
Obligations of states and political
 subdivisions                                27,677    248      (283)     27,642
Mortgage-backed securities                   27,750    102      (144)     27,708
Federal Home Loan Bank stock                  2,708     --       --        2,708
Other securities                              3,165    131       --        3,296
                                           --------   ----   -------    --------
 Total available-for-sale                  $150,502   $666   $(1,134)   $150,034
                                           --------   ----   -------    --------

Held-to-maturity:
Obligations of states and political
 subdivisions                              $  2,757   $ 43   $   --     $  2,800
                                           --------   ----   -------    --------

         Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                  2001          2000          1999
                          ------------  ------------  ------------
Proceeds from sales            $ 9,888         $ 607         $ 721
Gross gains                        208             1             8
Gross losses                         -             4             -
                          ------------  ------------  ------------

         Maturities of investment securities were as follows at December 31, 2001 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         AMORTIZED            ESTIMATED
                                            COST              FAIR VALUE
                                    -------------------  -------------------
Available-for-sale:
 Due in one year or less                        $ 2,500              $ 2,544
 Due after one-five years                        63,566               64,489

 Due after five-ten years                        13,548               13,567
 Due after ten years                             24,969               25,005
                                    -------------------  -------------------
                                                104,583              105,605
 Mortgage-backed securities                      54,306               54,491
                                    -------------------  -------------------
Total available-for-sale                       $158,889             $160,096
                                    -------------------  -------------------

Held-to-maturity:
 Due in one year or less                        $    85              $    86
 Due after one-five years                           715                  743
 Due after five-ten years                           655                  688
 Due after ten-years                                616                  619
                                    -------------------  -------------------
Total held-to-maturity                          $ 2,071              $ 2,136
                                    -------------------  -------------------
Total investment securities                    $160,960             $162,232
                                    -------------------  -------------------

         Investment securities of approximately $133,208,000 and $131,654,000 at December 31, 2001 and 2000 respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

NOTE 6 - LOANS

         A summary of loans at December 31, 2001 and 2000 follows (in thousands):


                                                2001             2000
                                          ---------------- -----------------
Commercial, financial and agricultural            $107,794          $100,216
Real estate-mortgage                               331,873           299,252
Installment                                         32,652            28,865
Other                                                1,228             1,161
                                          ---------------- -----------------
  Total gross loans                                473,547           429,494
Less unearned discount                                 304               206
                                          ---------------- -----------------
  Net loans                                       $473,243          $429,288
                                          ---------------- -----------------

         The real estate mortgage loan balance in the above table includes loans held for sale of $5,571,000 and $587,000 at December 31, 2001 and 2000,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $13,568,000 at December 31, 2001 and $14,260,000 at December 31, 2000.

         Activity during 2001 was as follows (in thousands):


Balance at December 31, 2000                                $14,260
New loans                                                     3,781
Loan repayments                                             (4,473)
                                                 ------------------
Balance at December 31, 2001                                $13,568
                                                 ------------------


         The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 2001 and 2000(in thousands):


                                                              2001      2000
                                                         --------- ---------
Nonaccrual loans                                            $3,419    $2,982
Loans past due ninety days or more and still accruing            -       245
Renegotiated loans which are performing
 in accordance with revised terms                              188       232
                                                         --------- ---------


         Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $247,000, $154,000 and $131,000 in 2001, 2000 and 1999, respectively. The amount of interest income which was recorded amounted to $16,000 in 2001, $20,000 in 2000 and $7,000 in 1999.

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

At December 31,                                      2001      2000
---------------------------------------------    --------  --------
Impaired loans for which an allowance has
  been provided                                    $  727    $  202
Impaired loans for which no allowance has
  been provided                                     2,692     2,780
                                                 --------  --------
Total loans determined to be impaired              $3,419    $2,982
                                                 --------  --------
Allowance on impaired loans                       $   218    $   68
                                                 --------  --------

For the year ended December 31,                      2001      2000      1999
---------------------------------------------    --------  --------  --------
Average recorded investment in impaired loans $2,306 $2,037 $1,692 Cash basis interest income recognized from
  impaired loans                                       16        20         7
                                                 --------  --------  --------

         First Mid Bank enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in accordance with line of credit agreements and/or mortgage commitments and standby letters of credit. Standby letters of credit are conditional commitments issued by a bank to guarantee the performance of a customer to a third-party. First Mid Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by First Mid Bank upon an extension of credit, is based on management's evaluation of the credit worthiness of the borrower. Collateral varies but generally includes assets such as property, equipment and receivables. At December 31, 2001 and 2000, respectively, the Company had $87,455,000 and $70,050,000 of outstanding commitments to extend credit and $1,218,000 and $1,098,000 of standby letters of credit. Management does not believe that any significant losses will be incurred in connection with such instruments.

         Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2001 and 2000, the Company's loan portfolio included approximately $82,615,000 and $67,912,000, respectively, of loans to borrowers directly related to the agricultural industry.

         Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2001, 2000 and 1999 was approximately $38,960,000, $55,729,000 and $51,905,000, respectively.

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows during the three year period ended December 31, 2001 (in thousands):


                                            2001        2000        1999
                                      ----------  ----------  ----------
Balance, beginning of year                $3,262      $2,939      $2,715
Provision for loan losses                    600         550         600
Added through acquisitions                   275           -         150
Recoveries                                    66          60         100
Charge-offs                                (501)       (287)       (626)
                                      ----------  ----------  ----------
Balance, end of year                      $3,702      $3,262      $2,939
                                      ----------  ----------  ----------

NOTE 8 - PREMISES AND EQUIPMENT, NET

         Premises and equipment at December 31, 2001 and 2000 consisted of (in thousands):


                                                    2001           2000
                                            --------------  -------------
Land                                               $ 3,364       $ 2,981
Buildings and improvements                          14,166        12,797
Furniture and equipment                             10,121         8,668
Leasehold improvements                                 382           382
Construction in progress                                59            26
                                            --------------  -------------
 Subtotal                                           28,092        24,854
Accumulated depreciation and amortization           11,436         9,479
                                            --------------  -------------
  Total                                            $16,656       $15,375
                                            --------------  -------------

         Depreciation and amortization expense was $2,040,000, $1,884,000 and $1,562,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 9 - INTANGIBLE ASSETS

         Intangible assets, net of accumulated amortization, at December 31, 2001 and 2000 consisted of (in thousands):


                                                  2001           2000
                                            --------------  -------------
Excess of cost over fair market
 value of acquired businesses                      $11,093        $10,529
Core deposit premiums                                1,299          1,621
                                            --------------  -------------
Total                                              $12,392        $12,150
                                            --------------  -------------

         Amortization expense was $1,228,000, $1,190,000 and $1,024,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10 - DEPOSITS

         As of December 31, 2001 and 2000, deposits consisted of (in thousands):


                                                     2001          2000
                                            --------------  -------------
Demand deposits:
  Non-interest bearing                            $ 80,265      $ 66,646
  Interest bearing                                 139,715       113,388
Savings                                             44,884        36,080
Money market                                        58,544        47,408
Time deposits                                      236,012       240,463
                                            --------------  -------------
  Total deposits                                  $559,420      $503,985
                                            --------------  -------------

         Total interest expense on deposits for the years ended December 31, 2001, 2000 and 1999 was as follows (in thousands):


                                      2001           2000           1999
                              -------------- -------------- --------------
Interest-bearing demand              $ 2,603        $ 2,989        $ 2,230
Savings                                  923            952            944
Money market                           1,771          2,123          1,579
Time deposits                         13,476         12,348         11,476
                              -------------- -------------- --------------
Total                                $18,773        $18,412        $16,229
                              -------------- -------------- --------------


         As of December 31, 2001, 2000 and 1999, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):


                                      2001           2000           1999
                              -------------- -------------- --------------
Outstanding                          $61,438        $62,922        $43,921
Interest expense for the year          3,607          2,738          2,079
                              -------------- -------------- --------------


         The following table shows the amount of maturities for all time deposits as of December 31, 2001 (in thousands):


less than 1 year                       $191,795
1 year to 2 years                        28,753
2 years to 3 years                        6,618
3 years to 4 years                        6,450
over 4 years                              2,396
                                 --------------
total                                  $236,012
                                 --------------


NOTE 11 - OTHER BORROWINGS

         As of December 31, 2001 and 2000 other borrowings consisted of (in thousands):


                                                     2001      2000
                                                 --------- ---------
Securities sold under agreements to repurchase $38,879 $31,096 Federal Home Loan Bank advances:
 Overnight advances (6.62% in 2000)                      -    20,000
 Fixed term-advances                                33,300    20,300
Debt:
 Loans due in one year or less                       4,325         -
 Loans due after one year                                -     4,325
                                                 --------- ---------
Total                                              $76,504   $75,721
                                                 --------- ---------

         The Federal Home Loan Bank fixed-term advances at December 31, 2001 consist of the following:

     o $5 million advance at 4.35%, due February 1, 2002 o $3 million advance at 6.00%, due October 10, 2002 o $5 million advance at 6.16%, due March 20, 2005, one year call option (callable beginning March 20,
          2001)
     o $2.3 million advance at 6.10%, due April 7, 2005, callable quarterly after January, 2001
     o $5 million advance at 6.12%, due September 6, 2005 o $5 million advance at 5.34%, due December 14, 2005 o $3 million advance at 5.98%, due March 1, 2011 o $5 million advance at 4.33%, due November 23, 2011


                                                    2001       2000        1999
                                               ---------- ----------  ----------
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end             $40,646    $34,546     $32,308
 Average amount outstanding for the year           29,547     24,576      22,063
                                               ---------- ----------  ----------

         First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the Federal Home Loan Bank. The securities underlying the repurchase agreements are under the Company's control.

         The Company had a debt balance of $4,325,000 as of December 31, 2001 and 2000. Terms of the loan agreement are a floating interest rate of 1.25% over the Federal Funds rate with interest due quarterly. The interest rate as of December 31, 2001 was 3.10% (7.8% at December 31, 2000). The loan is a revolving credit agreement with a maximum available balance of $10 million. The outstanding loan balance matures November 19, 2002. The loan outstanding at December 31, 2000, originally scheduled to mature in 2003, was repaid in 2001. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2001 and 2000.

NOTE 12 - REGULATORY CAPITAL

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

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001 and 2000, that all capital adequacy requirements have been met.

         As of December 31, 2001 and 2000, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2001, there are no conditions or events since the most recent notification that management believes have changed the Bank's category.


                                                                   TO BE WELL
                                                               CAPITALIZED UNDER
                                                FOR CAPITAL    PROMPT CORRECTIVE
                                 ACTUAL      ADEQUACY PURPOSES ACTION PROVISIONS
                             --------------- ----------------- ----------------
                              AMOUNT  RATIO    AMOUNT   RATIO   AMOUNT   RATIO
                             -------- ------ --------- -------  ------- -------
DECEMBER 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                    $ 54,498 11.23%  $ 38,810  > 8.00%    N/A     N/A
                                                        -
  First Mid Bank               54,139 11.24     38,521  > 8.00  $48,152 > 10.00%
                                                        -               -

Tier 1 Capital
  (to risk-weighted assets)
  Company                      50,796 10.47     19,405  > 4.00    N/A     N/A
                                                        -
  First Mid Bank               50,437 10.47     19,261  > 4.00   28,891 >  6.00
                                                        -               -

Tier 1 Capital
  (to average assets)
  Company                      50,796  7.34     27,669  > 4.00    N/A     N/A
                                                        -
  First Mid Bank               50,437  7.36     27,427  > 4.00   34,284 >  5.00
                                                        -               -
                             -------- ------ --------- -------  ------- -------



DECEMBER 31, 2000
Total Capital
  (to risk-weighted assets)
  Company                    $ 49,111 11.74%  $ 33,453  > 8.00%    N/A     N/A
                                                        -
  First Mid Bank               50,226 12.04     33,374  > 8.00  $41,718 > 10.00%
                                                        -               -

Tier 1 Capital
  (to risk-weighted assets)
  Company                      45,849 10.96     16,727  > 4.00    N/A     N/A
                                                        -
  First Mid Bank               46,964 11.26     16,687  > 4.00   25,031 >  6.00
                                                        -               -

Tier 1 Capital
  (to average assets)
  Company                      45,849  7.32     25,070  > 4.00    N/A     N/A
                                                        -
  First Mid Bank               46,964  7.54     24,931  > 4.00   31,163 >  5.00
                                                        -               -
                             -------- ------ --------- -------  ------- -------

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

         Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2001 and 2000 were as follows (in thousands):

         Financial instruments for which an active secondary market exists have been valued using quoted available market prices.


                                            2001                    2000
                                   ----------------------  ---------------------
                                       FAIR      CARRYING       FAIR    CARRYING
                                       VALUE       AMOUNT       VALUE     AMOUNT
                                   ----------  ----------  ---------- ----------
Cash and cash equivalents            $ 33,096    $ 33,096    $ 24,840   $ 24,840
Investments available-for-sale        160,096     160,096     150,034    150,034
Investments held-to-maturity            2,136       2,071       2,800      2,757
                                   ----------  ----------  ---------- ----------

         Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.


                                            2001                    2000
                                   ----------------------  ---------------------
                                       FAIR     CARRYING        FAIR    CARRYING
                                       VALUE      AMOUNT        VALUE     AMOUNT
                                   ----------  ----------  ---------- ----------
Deposits with stated maturities      $238,126    $236,012    $240,349   $240,463
Securities sold under agreements
  to repurchase                        38,866      38,879      30,954     31,096
Federal Home Loan Bank advances        37,319      33,300      39,767     40,300
                                   ----------  ----------  ---------- ----------

         Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.


                                            2001                    2000
                                   ---------------------   ---------------------
                                       FAIR     CARRYING        FAIR    CARRYING
                                       VALUE      AMOUNT        VALUE     AMOUNT
                                   ----------  ----------  ---------- ----------
Deposits with no stated maturity     $323,408    $323,408    $263,522   $263,522
Floating rate debt                      4,325       4,325       4,325      4,325
                                   ----------  ----------  ---------- ----------

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


                                            2001                    2000
                                   ----------------------  ---------------------
                                       FAIR     CARRYING        FAIR    CARRYING
                                       VALUE      AMOUNT        VALUE     AMOUNT
                                   ----------  ----------  ---------- ----------
Net loan portfolio                   $480,522    $469,541    $423,952   $426,026
                                   ----------  ----------  ---------- ----------

         The notional amount of off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.

NOTE 14 - RETIREMENT PLAN

         The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $450,000, $413,000 and $405,000 in 2001, 2000 and 1999, respectively. The Company has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and one to a current senior officer.

NOTE 15 - STOCK OPTION PLAN

         The Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 300,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued.

         A summary of the status of stock options under the SI plan at December 31, 2001, 2000 and 1999 and changes during the years then ended are presented in the following table:


                                  FOR THE YEAR ENDED DECEMBER 31,
                             2001                2000               1999
                                 AVERAGE            AVERAGE            AVERAGE
                                EXERCISE           EXERCISE           EXERCISE
                        SHARES    PRICE    SHARES    PRICE     SHARES    PRICE
                       -------- --------- -------- ---------  ------- ---------
Beginning of year        94,500    $19.83   69,000    $20.10   62,250    $19.60

Granted                  39,500     24.00   33,750     19.39   14,250     23.00
Exercised                     -         -    (750)     15.68    (750)     23.34
Cancelled                     -         -  (7,500)     20.72  (6,750)     21.35
                       -------- --------- -------- ---------  ------- ---------
End of year             134,000    $21.06   94,500    $19.83   69,000    $20.10
                       -------- --------- -------- ---------  ------- ---------

Options exercisable      58,250    $19.61   21,750    $20.56   15,750    $21.21
                       -------- --------- -------- ---------  ------- ---------
Fair value of options
 granted during year               $ 8.43             $ 8.32             $ 8.98
                                ---------          ---------          ---------

         At December 31, 2001 options for 166,000 shares were available for grant under the SI Plan.

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


                               For the years ended December 31,
                                   2001      2000       1999
                                --------  --------  ---------
Net income:
  As reported                    $6,516    $5,660     $5,232
  Pro forma                       6,386     5,564      5,148
Basic Earnings Per Share:
  As reported                    $ 1.93    $ 1.67     $ 1.60
  Pro forma                        1.80      1.55       1.57
Diluted Earnings Per Share:
  As reported                    $ 1.92    $ 1.67     $ 1.53
  Pro forma                        1.83      1.58       1.44

         The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 2001, 2000 and 1999.


                                   2001      2000       1999
                                --------  -------   ---------
Dividend yield                      2.0%     1.9%        1.6%
Risk free interest rate            4.97%    5.12%       6.93%
Weighted average expected life   8.9 yrs  8.6 yrs     9.3 yrs
Expected volatility                  11%      14%         13%

         The weighted average per share fair values of options granted in 2001, 2000 and 1999 was $8.43, $8.32 and $8.98, respectively.

NOTE 16 - INCOME TAXES

         The components of Federal and State income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):


                          2001          2000         1999
                     ------------  ------------ -------------
Current
  Federal                  $2,977        $2,197        $2,386
  State                       376            98           144
                     ------------  ------------ -------------
  Total Current             3,353         2,295         2,530
Deferred
  Federal                   (277)         (227)         (267)
  State                      (38)          (33)          (26)
                     ------------  ------------ -------------
  Total Deferred            (313)         (260)         (293)
                     ------------  ------------ -------------
Total                      $3,040        $2,035        $2,237
                     ------------  ------------ -------------

         Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):


                                              2001         2000        1999
                                        -----------  ----------- ------------
Expected income taxes                        $3,249       $2,616       $2,539
Effects of:
 Tax-exempt income                            (659)        (595)        (562)
 Nondeductible interest expense                  82           87           70
 Goodwill amortization                          120          120          120
 State taxes, net of federal taxes              222           43           78
 Donation of property                             -        (197)            -
 Other items, net                              (26)         (39)          (8)
                                        -----------  ----------- ------------
Total                                        $3,040       $2,035       $2,237
                                        -----------  ----------- ------------

         The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands):


                                                      2001          2000
                                               ------------- -------------
Deferred tax assets:
 Allowance for loan losses                           $ 1,417       $ 1,230
 Available-for-sale investment securities                468           180
 Deferred compensation                                   441           398
 Other, net                                              303           327
                                               ------------- -------------
Total gross deferred tax assets                      $ 2,629       $ 2,135
                                               ------------- -------------
Deferred tax liabilities:
 Depreciation                                        $   232       $   362
 Purchase accounting                                     156           185
 Other, net                                              245           193
                                               ------------- -------------
Total gross deferred tax liabilities                 $   633       $   740
                                               ------------- -------------
Net deferred tax assets                              $ 1,996       $ 1,395
                                               ------------- -------------

         Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2001 and 2000 as management believes it is more likely than not that the deferred tax assets will be fully realized.

NOTE 17 - DIVIDEND RESTRICTIONS

         Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2001, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $11.1 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

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

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

         Presented below are condensed balance sheets, statements of income and cash flows for the Parent Company (in thousands):


FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
BALANCE SHEETS:
DECEMBER 31,                                       2001          2000
-----------------------------------------    ------------  -----------
Assets
  Cash                                            $ 1,690      $   745
  Premises and equipment, net                           2            4
  Investment in subsidiaries                       64,488       59,345
  Other assets                                      2,985        2,729
                                             ------------  -----------
Total Assets                                      $69,165      $62,823
                                             ------------  -----------

Liabilities and Stockholders' equity
Liabilities
  Dividends payable                               $   809      $   717
  Long-term debt                                    4,325        4,325
  Other liabilities                                   106           54
                                             ------------  -----------
Total Liabilities                                   5,240        5,096
                                             ------------  -----------
  Stockholders' equity                             63,925       57,727
                                             ------------  -----------
Total Liabilities and Stockholders' equity        $69,165      $62,823
                                             ------------  -----------




FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF INCOME:
YEARS ENDED DECEMBER 31,                              2001      2000      1999
-----------------------------------------------  ---------- --------- ---------
Income:
  Dividends from subsidiaries                        $3,281    $2,813    $1,875
  Other income                                           93        96       155
                                                 ---------- --------- ---------
                                                      3,374     2,909     2,030
Operating expenses                                    1,006     1,053     1,323
                                                 ---------- --------- ---------
Income before income taxes and equity
  in undistributed earnings of subsidiaries           2,368     1,856       707
Income tax benefit                                      319       371       471
                                                 ---------- --------- ---------
Income before equity in undistributed
  earnings of subsidiaries                            2,687     2,227     1,178
Equity in undistributed earnings of subsidiaries      3,829     3,433     4,054
                                                 ---------- --------- ---------
Net income                                           $6,516    $5,660    $5,232
                                                 ---------- --------- ---------

FIRST MID-ILLINOIS BANCSHARES, INC. (PARENT COMPANY)
STATEMENTS OF CASH FLOWS:
YEARS ENDED DECEMBER 31,                              2001      2000      1999
-----------------------------------------------  ---------- --------- ---------

Cash flows from operating activities:
 Net income                                          $6,516    $5,660    $5,232
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, accretion, net           2         4         4
     Equity in undistributed earnings of
        subsidiaries                                 (3,829)   (3,433)   (4,054)
     (Increase) decrease in other assets               (543)      121      (533)
     Increase (decrease) in other liabilities            50      (34)        45
                                                   -------- --------- ---------
Net cash provided by operating activities             2,196     2,318       694
                                                   -------- --------- ---------
Cash flows from financing activities:
 Repayment of long-term debt                             -         -       (375)
 Proceeds from issuance of common stock                 377        54       344
 Purchase of treasury stock                          (1,038)   (1,881)     (337)
 Dividends paid on preferred stock                       -         -       (110)
 Dividends paid on common stock                        (590)     (569)     (514)
                                                   -------- --------- ---------
Net cash used in financing activities                (1,251)   (2,396)     (992)
                                                   -------- --------- ---------
Increase (decrease) in cash                             945      (78)      (298)
Cash at beginning of year                               745       823     1,121
                                                   -------- --------- ---------
Cash at end of year                                 $ 1,690     $ 745    $  823
                                                   -------- --------- ---------

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


William S. Rowland                         Michael L. Taylor
Chairman and Chief                         Chief Financial Officer
Executive Officer

INDEPENDENT AUDITORS' REPORT

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

         We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

[GRAPHIC OMITTED]





Chicago, Illinois
January 25, 2002

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                                      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Proposal 1 - Election of Directors."

         The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item - Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information called for by Item 12 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference to the Company's 2002 Proxy Statement under the caption "Transactions with Management."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

         The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8. Financial Statements and Supplementary Data:

     o    Consolidated Balance Sheets -- December 31, 2001 and 2000

     o Consolidated Statements of Income -- For the Years Ended December 31, 2001, 2000 and 1999

     o Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2001, 2000 and 1999

     o Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2001, 2000 and 1999.

(a)(3) -- Exhibits

         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

         8-K's were filed by the Company on October 30, 2001 and November 16, 2001 announcing the Company's three-for-two stock split and share repurchase plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST MID-ILLINOIS BANCSHARES, INC.
                                                             (Company)


Dated:    MARCH 26, 2002                      By:     /S/ WILLIAM S. ROWLAND
      ---------------------                      ----------------------------
                                                        William S. Rowland
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2002, by the following persons on behalf of the Company and in the capacities listed.


SIGNATURE AND TITLE


 /S/ WILLIAM S. ROWLAND
------------------------------------
William S. Rowland, Chairman of the
Board, President and Chief Executive
Officer and Director


 /S/ MICHAEL L. TAYLOR
-----------------------------------
Michael L. Taylor, Vice President
and Chief Financial Officer


 /S/ CHARLES A. ADAMS
-----------------------------------
Charles A. Adams, Director


 /S/ KENNETH R. DIEPHOLZ
-----------------------------------
Kenneth R. Diepholz, Director


 /S/ STEVEN L. GRISSOM
-----------------------------------
Steven L. Grissom, Director


 /S/ RICHARD A. LUMPKIN
------------------------------------
Richard A. Lumpkin, Director


 /S/ DANIEL E. MARVIN, JR.
------------------------------------
Daniel E. Marvin, Jr., Director


 /S/ GARY W. MELVIN
------------------------------------
Gary W. Melvin, Director


 /S/ SARA JANE PRESTON
------------------------------------
Sara Jane Preston, Director


 /S/ RAY A. SPARKS
------------------------------------
Ray A. Sparks, Director

                EXHIBIT INDEX TO FORM 10-K REGISTRATION STATEMENT
   EXHIBIT
   NUMBER          DESCRIPTION AND FILING OR INCORPORATION REFERENCE
--------------------------------------------------------------------------------
3.1 RESTATED CERTIFICATE OF INCORPORATION AND AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION OF FIRST MID-ILLINOIS BANCSHARES, INC.
               Incorporated by reference to Exhibit 3(a) to First Mid-Illinois
             Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)




3.2          RESTATED BYLAWS OF FIRST MID-ILLINOIS BANCSHARES, INC.
             Incorporated by reference to Exhibit 3(b) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No 0-13368)



4.1 RIGHTS AGREEMENT, DATED AS OF SEPTEMBER 21, 1999, BETWEEN FIRST MID- ILLINOIS BANCSHARES, INC. AND HARRIS TRUST AND SAVINGS BANK, AS RIGHTS AGENT Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Registration Statement on Form 8-A filed with the
              SEC on September 22, 1999

10.1 EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND WILLIAM S. ROWLAND (Filed herewith)

10.2         EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND JOHN W. HEDGES
             (Filed herewith)

10.3         DEFERRED COMPENSATION PLAN
             Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

10.4         1997 STOCK INCENTIVE PLAN
             Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

10.5         SCHEDULE OF PARTIES TO EMPLOYMENT AGREEMENTS
             The following Company officers have entered into Employment Agreements with the Company: Robert J. Swift, Jr., Michael L. Taylor, Laurel G. Allenbaugh, Stanley E. Gilliland, Christie L. Burich. The contracts are substantially identical in all material respects except as to the parties, the execution dates and the monthly base payout. A sample form of the agreement is filed herewith.

11.1         STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
             (Filed herewith)


21.1         SUBSIDIARIES OF THE COMPANY
             (Filed herewith)


23.1         CONSENT OF KPMG LLP
             (Filed herewith)

                                                                   EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT
         This Employment Agreement (the "Agreement") is made and entered into this 25th day of January, 2002, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and William S. Rowland ("Executive").

         In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
         1.01 TERM OF AGREEMENT. The term of this Agreement shall commence as of February 1, 2002 and shall continue until December 31, 2004. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

         1.02 EMPLOYMENT AS PRESIDENT AND CEO. The Company agrees to employ Executive as its President and Chief Executive Officer commencing February 1, 2002 and Executive accepts such employment by the Company on the terms and conditions herein set forth. The duties of Executive shall be determined by the Company's Board of Directors and Executive shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Board in the performance of such duties. During the term of his employment, Executive agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Executive shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries; (b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breach of Section Six of the Agreement.

         1.03 SERVICE AS CHAIRMAN. The Company shall use its best efforts to continue Executive's position as Chairman of the Board of Directors of the Company during the term of his employment, to which position he was elected effective as of June 1, 1999.

                                   ARTICLE TWO
                            COMPENSATION AND BENEFITS
         While Executive is employed with the Company during the term of this Agreement, the Company shall provide Executive with the following compensation and benefits:

         2.01 BASE SALARY. The Company shall pay Executive an annual base salary of $187,000.00 per fiscal year, payable in accordance with the Company's customary payroll practices for executive employees. The Board may review and adjust Executive's base salary from year to year; provided, however, that during the term of Executive's employment, the Company shall not decrease Executive's base salary.


         2.02 INCENTIVE COMPENSATION PLAN. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Incentive Compensation Plan in accordance with the terms and conditions of such Plan. Pursuant to the

Plan, Executive shall have an opportunity to receive incentive compensation of up to a maximum of 40% of Executive's annual base salary. The incentive compensation payable for a particular fiscal year will be based upon the attainment of the performance goals in effect under the Plan for such year and will be paid in accordance with the terms of the Plan and at the sole discretion of the Board.

         2.03 DEFERRED COMPENSATION PLAN. Executive may continue to participate in the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan in accordance with the terms and conditions of such Plan.

         2.04 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Supplemental Executive Retirement Plan with retirement benefit payable under the Plan upon Executive's retirement at age 63 of $50,000 per year and unreduced benefits commencing at age 63. All other provisions of the Plan shall remain unchanged.

         2.05 STOCK OPTION PLAN. Executive may continue to participate in the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

         2.06 VACATION. Executive shall be entitled to four (4) weeks of paid vacation each year during the term of this Agreement.

         2.07 FRINGE BENEFITS.The Company shall provide the following additional fringe benefits to Executive:

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

         2.10. WITHHOLDING. All salary, incentive compensation and other benefits provided to Executive pursuant to this Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable employee benefit plans, policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise or by agreement with, or consent of, Executive.

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

                                   ARTICLE SIX
                   NON-COMPETE AND NON-SOLICITATION COVENANTS
         6.01 COVENANT NOT TO COMPETE. During the term of this Agreement and for a period of two years following the later of (i) the termination of Executive's employment for any reason or (ii) the last day of the term of the Agreement, Executive shall not, on behalf of himself or on behalf of another person, corporation, partnership, trust or other entity, within the counties of Coles, Moultrie, Douglas, Cumberland, Effingham, Champaign, Christian, Madison, Macon, Bond or Piatt, Illinois, or any other county in which the Company or any affiliate conducts business:

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

If to Executive:           William S. Rowland
                           1 Prairie Sun Lane
                           Mattoon, IL 61938


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


                                    FIRST MID-ILLINOIS BANCSHARES, INC.


                                       By:

                                     Title:



                                    EXECUTIVE:


                                          /S/ WILLIAM S. ROWLAND
                                    ------------------------------
                                        William S. Rowland

                                                                    EXHIBIT 10.2

                              EMPLOYMENT AGREEMENT
         This Employment Agreement (the "Agreement") is made and entered into this 1st day of October, 1999, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and John W. Hedges ("Executive").

         In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
         1.01 TERM OF AGREEMENT. The term of this Agreement shall commence as of October 1,1999 and shall continue for three years, until September 30, 2002. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

         1.02 EMPLOYMENT. The Company agrees to employ Executive as President of First Mid-Illinois Bank & Trust, N.A. commencing October 1, 1999 and Executive accepts such employment by the Company on the terms and conditions herein set forth. The duties of Executive shall be determined by the Company's Board of Directors and Executive shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Board in the performance of such duties. During the term of his employment, Executive agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Executive shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries; (b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breech of Section Six of the Agreement.

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

     (d) For purposes of this Agreement, "Cause" shall mean Executive's (i) conviction in a court of law of (or entering a plea of guilty or no contest to) any crime or offense involving fraud, dishonesty or breach of trust or involving a felony; (ii) performance of any act which, if known to the customers, clients, stockholders or regulators of the Company, would materially and adversely impact the business of the Company; (iii) act or omission that causes a regulatory body with jurisdiction over the Company to demand, request, or recommend that Executive be suspended or removed from any position in which Executive serves with the Company; (iv) substantial nonperformance of any of his obligations under this Agreement; (v) misappropriation of or intentional material damage to the property or business of the Company or any affiliate; or (vi) breach of Article Five or Six of this Agreement.

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

                                          Facsimile: __________________


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



                                 FIRST MID-ILLINOIS BANCSHARES, INC.


                                 By:     /S/ WILLIAM S. ROWLAND
                                     ---------------------------------------
                                           William S. Rowland

                                 Title: CHAIRMAN OF THE BOARD
                                        ------------------------------------




                                 EXECUTIVE:   /S/ JOHN W. HEDGES
                                           ---------------------------------
                                                       John W. Hedges

                                                                    EXHIBIT 10.5

                              EMPLOYMENT AGREEMENT
         This Employment Agreement (the "Agreement") is made and entered into this 1st day of ____________, 2002, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and _____________ ("Manager").

         In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
         1.01 TERM OF AGREEMENT. The term of this Agreement shall commence as of _________, 2002 and shall continue until ___________, 2004. Thereafter, unless Manager's employment with the Company has been previously terminated, Manager shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

         1.02 EMPLOYMENT. The Company agrees to employ Manager and Manager accepts such employment by the Company on the terms and conditions herein set forth. The duties of Manager shall be determined by the Company's Chief Executive Officer and shall adhere to the policies and procedures of the Company and shall follow the supervision and direction of the Chief Executive Officer or his designee in the performance of such duties. During the term of his employment, Manager agrees to devote his full working time, attention and energies to the diligent and satisfactory performance of his duties hereunder. Manager shall not, while he is employed by the Company, engage in any activity which would (a) interfere with, or have an adverse effect on, the reputation, goodwill or any business relationship of the Company or any of its subsidiaries;
(b) result in economic harm to the Company or any of its subsidiaries; or (c) result in a breach of Section Six of the Agreement.

                                   ARTICLE TWO
                            COMPENSATION AND BENEFITS
         While Manager is employed with the Company during the term of this Agreement, the Company shall provide Manager with the following compensation and benefits:

         2.01 BASE SALARY. The Company shall pay Manager an annual base salary of $________ per fiscal year, payable in accordance with the Company's customary payroll practices for management employees. The Chief Executive Officer or his designee may review and adjust Manager's base salary from year to year; provided, however, that during the term of Manager's employment, the Company shall not decrease Manager's base salary.

         2.02 INCENTIVE COMPENSATION PLAN. Manager shall continue to participate in the First Mid-Illinois Bancshares, Inc. Incentive Compensation Plan in accordance with the terms and conditions of such Plan. Pursuant to the Plan, Manager shall have an opportunity to receive incentive compensation of up to a maximum of ____% of Manager's annual base salary. The incentive compensation payable for a particular fiscal year will be based upon the attainment of the performance goals in effect under the Plan for such year and will be paid in accordance with the terms of the Plan and at the sole discretion of the Board.

         2.03 VACATION. Manager shall be entitled to _____ weeks of paid vacation each year during the term of this Agreement.


         2.04 OTHER BENEFITS. Manager shall be eligible (to the extent he qualifies) to participate in any other retirement, health, accident and disability insurance, or similar employee benefit plans as may be maintained from time to time by the Company for its other management employees subject to and on a consistent basis with the terms, conditions and overall administration of such plans.

         2.05 BUSINESS EXPENSES. Manager shall be entitled to reimbursement by the Company for all reasonable expenses actually and necessarily incurred by him on its behalf in the course of his employment hereunder and in accordance with expense reimbursement plans and policies of the Company from time to time in effect for management employees.

         2.6. WITHHOLDING. All salary, incentive compensation and other benefits provided to Manager pursuant to this Agreement shall be subject to withholding for federal, state or local taxes, amounts withheld under applicable employee benefit plans, policies or programs, and any other amounts that may be required to be withheld by law, judicial order or otherwise or by agreement with, or consent of, Manager.

                                  ARTICLE THREE
                                DEATH OF MANAGER
         This Agreement shall terminate prior to the end of the term described in Section 1.01 upon Manager's termination of employment with the Company due to his death. Upon Manager's termination due to death, the Company shall pay Manager's estate the amount of Manager's base salary and his accrued but unused vacation time earned through the date of such death and any incentive compensation earned for the preceding fiscal year that is not yet paid as of the date of such death.

                                  ARTICLE FOUR
                            TERMINATION OF EMPLOYMENT
         Manager's employment with the Company may be terminated by Manager or by the Company at any time for any reason. Upon Manager's termination of employment prior to the end of the term of the Agreement, the Company shall pay Manager as follows:

         4.01 TERMINATION BY THE COMPANY FOR OTHER THAN CAUSE. If the Company terminates Manager's employment for any reason other than Cause, the Company shall pay Manager the following:

     (a) An amount equal to Manager's monthly base salary in effect at the time of such termination of employment for a period of _____ months thereafter. Such amount shall be paid to Manager periodically in accordance with the Company's customary payroll practices for management employees.

     (b) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

     (c) Continued coverage for Manager and/or Manager's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Manager's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the period beginning on the date of such termination and ending at the end of the period described in Section 4.01(a), Manager shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, Manager shall be charged for such coverage in accordance with the provisions of COBRA.

         For purposes of this Agreement, "Cause" shall mean Manager's (i) conviction in a court of law of (or entering a plea of guilty or no contest to) any crime or offense involving fraud, dishonesty or breach of trust or involving a felony; (ii) performance of any act which, if known to the customers, clients, stockholders or regulators of the Company, would materially and adversely impact the business of the Company; (iii) act or omission that causes a regulatory body with jurisdiction over the Company to demand, request, or recommend that Manager be suspended or removed from any position in which Manager serves with the Company; (iv) substantial nonperformance of any of his obligations under this Agreement; (v) misappropriation of or intentional material damage to the property or business of the Company or any affiliate; or (vi) breach of Article Five or Six of this Agreement.

         4.02 TERMINATION FOLLOWING A CHANGE IN CONTROL. Notwithstanding Section 4.01, if, following a Change in Control, and prior to the end of the term of this Agreement, Manager's employment is terminated by the Company (or any successor thereto) for any reason other than Cause, or if Manager terminates his employment because of a decrease in his then current base salary or a substantial diminution in his position and responsibilities, the Company (or any successor thereto) shall pay Manager the following:

     (a) An amount equal to Manager's monthly base salary in effect at the time of such termination for a period of twelve (12) months thereafter. Such amount shall be paid in accordance with the Company's or successor's customary payroll practices for Manager employees.

     (b) The base salary and accrued but unused paid vacation time earned through the date of termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

     (c) Continued coverage for Manager and/or Manager's family under the Company's health plan pursuant to Title I, Part 6 of the Employee Retirement Income Security Act of 1974 ("COBRA") and for such purpose the date of Manager's termination of employment shall be considered the date of the "qualifying event" as such term is defined by COBRA. During the period beginning on the date of such termination and ending at the end of the period described in Section 4.02(a), Manager shall be charged for such coverage in the amount that he would have paid for such coverage had he remained employed by the Company, and for the duration of the COBRA period, Manager shall be charged for such coverage in accordance with the provisions of COBRA.

      For purposes of this Agreement, "Change in Control" shall have the meaning as set forth in the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

         4.03 OTHER TERMINATION OF EMPLOYMENT. If, prior to the end of the term of this Agreement, the Company terminates Manager's employment for Cause, or if Manager terminates his employment for any reason other than as described in
Section 4.02 above, the Company shall pay Manager the base salary and accrued but unused paid vacation time earned through the date of such termination and any incentive compensation earned for the preceding fiscal year that is not yet paid.

                                  ARTICLE FIVE
                            CONFIDENTIAL INFORMATION
         5.01 NON-DISCLOSURE OF CONFIDENTIAL INFORMATION. During his employment with the Company, and after his termination of such employment with the Company, Manager shall not, in any form or manner, directly or indirectly, use, divulge, disclose or communicate to any person, entity, firm, corporation or any other third party, any Confidential Information, except as required in the performance of Manager's duties hereunder, as required by law or as necessary in conjunction with legal proceedings.

         5.02 DEFINITION OF CONFIDENTIAL INFORMATION. For the purposes of this Agreement, the term "Confidential Information" shall mean any and all information either developed by Manager during his employment with the Company and used by the Company or its affiliates or developed by or for the Company or its affiliates of which Manager gained knowledge by reason of his employment with the Company that is not readily available in or known to the general public or the industry in which the Company or any affiliate is or becomes engaged. Such Confidential Information shall include, but shall not be limited to, any technical or non-technical data, formulae, compilations, programs, devices, methods, techniques, procedures, manuals, financial data, business plans, lists of actual or potential customers, lists of employees and any information regarding the Company's or any affiliate's products, marketing or database. The Company and Manager acknowledge and agree that such Confidential Information is extremely valuable to the Company and may constitute trade secret information under applicable law. In the event that any part of the Confidential Information becomes generally known to the public through legitimate origins (other than by the breach of this Agreement by Manager or by other misappropriation of the Confidential Information), that part of the Confidential Information shall no longer be deemed Confidential Information for the purposes of this Agreement, but Manager shall continue to be bound by the terms of this Agreement as to all other Confidential Information.

         5.03 DELIVERY UPON TERMINATION. Upon termination of Manager's employment with the Company for any reason, Manager shall promptly deliver to the Company all correspondence, files, manuals, letters, notes, notebooks, reports, programs, plans, proposals, financial documents, and any other documents or data concerning the Company's or any affiliate's customers, database, business plan, marketing strategies, processes or other materials which contain Confidential Information, together with all other property of the Company or any affiliate in Manager's possession, custody or control.

                                   ARTICLE SIX
                   NON-COMPETE AND NON-SOLICITATION COVENANTS
         6.01 COVENANT NOT TO COMPETE. During the term of this Agreement and for a period of one year following the later of (i) the termination of Manager's employment for any reason or (ii) the last day of the term of the Agreement, Manager shall not, on behalf of himself or on behalf of another person, corporation, partnership, trust or other entity, within the counties of Coles, Moultrie, Douglas, Cumberland, Effingham, Champaign, Christian, Madison, Macon, Bond or Piatt, Illinois, or any other county in which the Company or any affiliate conducts business:

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

     (b) Solicit for sale, represent, and/or sell Competing Products to any person or entity who or which was the Company's customer or client during the last year of Manager's employment. "Competing Products," for purposes of this Agreement, means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by the Company or any affiliate or which were in development by the Company or any affiliate within the last year of Manager's employment.

         6.02 COVENANT NOT TO SOLICIT. For a period of one year following the later of (i) the termination of Manager's employment for any reason or (ii) the last day of the term of this Agreement, Manager shall not:

     (a) Attempt in any manner to solicit from any client or customer business of the type performed by the Company or any affiliate or persuade any client or customer of the Company or any affiliate to cease to do such business or to reduce the amount of such business which any such client or customer has customarily done or contemplates doing with the Company or any affiliate, whether or not the relationship between the Company or affiliate and such client or customer was originally established in whole or in part through Manager's efforts.

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

                                  ARTICLE SEVEN
                                    REMEDIES
         Manager acknowledges that compliance with the provisions of Articles Five and Six herein is necessary to protect the business, goodwill and proprietary information of the Company and that a breach of these covenants will irreparably and continually damage the Company for which money damages may be inadequate. Consequently, Manager agrees that, in the event that he breaches or threatens to breach any of these provisions, the Company shall be entitled to both (a) a temporary, preliminary or permanent injunction in order to prevent the continuation of such harm; and (b) money damages insofar as they can be determined. In addition, the Company will cease payment of all compensation and benefits under Articles Three and Four hereof. In the event that any of the provisions, covenants, warranties or agreements in this Agreement are held to be in any respect an unreasonable restriction upon Manager or are otherwise invalid, for whatsoever cause, then the court so holding shall reduce, and is so authorized to reduce, the territory to which it pertains and/or the period of time in which it operates, or the scope of activity to which it pertains or effect any other change to the extent necessary to render any of the restrictions of this Agreement enforceable.

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

     (b) No rights or obligations of Manager under this Agreement may be assigned or transferred by Manager other than his rights to payments or benefits hereunder which may be transferred only by will or the laws of descent and distribution.

         8.02 ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and may not be modified except in writing by the parties hereto. Furthermore, the parties hereto specifically agree that all prior agreements, whether written or oral, relating to Manager's employment by the Company shall be of no further force or effect from and after the date hereof.

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

If to Manager:             _________________

If to the Company:           First Mid-Illinois Bancshares, Inc.
                             1515 Charleston Avenue
                             Mattoon, Illinois 61938

                             Facsimile: 217-234-0485

                           Attention: Chairman and Chief Executive Officer



         Any party may change its address for the purpose of this Section by giving the other party written notice of its new address in the manner set forth above.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.


                                    FIRST MID-ILLINOIS BANCSHARES, INC.


                                    By:      /S/ WILLIAM S. ROWLAND
                                       -----------------------------------
                                                     William S. Rowland

                                    Title:   CHAIRMAN OF THE BOARD
                                          --------------------------------



                                    MANAGER:_______________________________

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

         The components of basic and diluted earnings per common share for the years ended December 31, 2001, 2000, and 1999 are as follows:



                                                 2001       2000         1999
                                             ---------- ----------- ------------
BASIC EARNINGS PER SHARE:
Net  income                                  $6,516,000  $5,660,000   $5,232,000
Less preferred stock dividends                        -           -    (304,000)
                                             ---------- ----------- ------------
Net  income available to common stockholders $6,516,000  $5,660,000   $4,928,000
                                             ---------- ----------- ------------

Weighted average common shares outstanding    3,378,019   3,386,111    3,083,858
                                             ---------- ----------- ------------
Basic earnings per common share                   $1.93       $1.67        $1.60
                                             ---------- ----------- ------------

DILUTED EARNINGS PER SHARE:
Net income available to common stockholders  $6,516,000  $5,660,000   $4,928,000
Assumed conversion of preferred stock                 -           -      304,000
                                             ---------- ----------- ------------
Net income available to common stock-
  holders after assumed conversion           $6,516,000  $5,660,000   $5,232,000
                                             ---------- ----------- ------------

Weighted average common shares outstanding    3,378,019   3,386,111    3,083,858
Assumed conversion of stock options              11,195       7,918       11,240
Assumed conversion of preferred stock                 -           -      325,352
                                             ---------- ----------- ------------
Diluted weighted average common
  shares outstanding                          3,389,214   3,394,029    3,420,450
                                             ---------- ----------- ------------
Diluted earnings per common share                 $1.92       $1.67        $1.53
                                             ---------- ----------- ------------

                                                                    EXHIBIT 21.1

                           SUBSIDIARIES OF THE COMPANY

First Mid-Illinois Bank & Trust, N.A.  (a national banking association)

Mid-Illinois Data Services, Inc. (a Delaware corporation)

First Mid-Illinois Insurance Services, Inc. (an Illinois corporation; 100% owned by First Mid Bank)

Effective January 29, 2002, The Checkley Agency, Inc. (an Illinois corporation)

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

We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 25, 2002, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.
[GRAPHIC OMITTED]






Chicago, Illinois
March 27, 2002