Form 10-Q
period 2002-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2002-05-15
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                            March 31, 2002 Commission
                              file number: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of May 15, 2002, 3,381,524 common stock, $4.00 par value, were outstanding. The outstanding shares have been adjusted to reflect a three-for-two stock split payable on November 16, 2001. (See Notes to Consolidated Financial Statements).

PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)              March 31,  December 31,

(In thousands, except share data)                       2002        2001
                                                   ------------ ------------
Assets
Cash and due from banks:
  Non-interest bearing                               $ 17,952     $ 23,471
  Interest bearing                                      1,008        5,400
Federal funds sold                                      5,400        4,225
                                                   ------------ ------------
  Cash and cash equivalents                            24,360       33,096
Investment securities:
  Available-for-sale, at fair value                   160,791      160,096
  Held-to-maturity, at amortized cost (estimated
    fair value of $2,080 and $2,136 at March 31,
    2002 and December 31, 2001, respectively)           2,071        2,071
Loans                                                 471,722      473,243
Less allowance for loan losses                         (3,751)      (3,702)
                                                   ------------ ------------
  Net loans                                           467,971      469,541
Premises and equipment, net                            16,567       16,656
Accrued interest receivable                             5,885        6,790
Goodwill, net                                          10,971       11,093
Intangible assets, net                                  3,093        1,299
Other assets                                            4,884        5,337
                                                   ------------ ------------
  Total assets                                       $696,593    $ 705,979
                                                   ============ ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                               $ 75,621     $ 80,265
  Interest bearing                                    476,114      479,155
                                                   ------------ ------------
  Total deposits                                      551,735      559,420
Accrued interest payable                                1,932        2,370
Securities sold under agreements to repurchase         29,570       38,879
Other borrowings                                       43,658       37,625
Other liabilities                                       3,646        3,760
                                                   ------------ ------------
  Total liabilities                                   630,541      642,054
                                                   ------------ ------------

Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,577,774 shares in 2002 and
  3,546,060 shares in 2001                             14,311       14,184
Additional paid-in-capital                             13,898       13,288
Retained earnings                                      41,465       39,500
Deferred compensation                                   1,470        1,392
Accumulated other comprehensive income                    688          740
Less treasury stock at cost, 195,412 shares
  in 2002 and 174,216 shares in 2001                   (5,780)      (5,179)
                                                   ------------ ------------
Total stockholders' equity                             66,052       63,925
                                                   ------------ ------------
Total liabilities and stockholders' equity           $696,593      705,979
                                                   ============ ============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)           Three months ended
(In thousands, except per share data)                     March 31,
                                                       2002         2001
                                                 -------------- ------------
Interest income:
Interest and fees on loans                            $ 8,419      $ 9,015
Interest on investment securities                       1,906        2,221
Interest on federal funds sold                             30           34
Interest on deposits with
  other financial institutions                             10            1
                                                 -------------- ------------
  Total interest income                                10,365       11,271
Interest expense:
Interest on deposits                                    3,381        5,052
Interest on securities sold under agreements
  to repurchase                                            86          292
Interest on Federal Home Loan Bank advances               450          404
Interest on federal funds purchased                         1            6
Interest on debt                                           33           74
                                                 -------------- ------------
  Total interest expense                                3,951        5,828
                                                 -------------- ------------


  Net interest income                                   6,414        5,443
Provision for loan losses                                 125          150
                                                 -------------- ------------
  Net interest income after provision
    for loan losses                                     6,289        5,293
Other income:
Trust revenues                                            478          500
Brokerage commissions                                      85           97
Insurance commissions                                     170           20
Service charges                                           737          717
Securities gains, net                                      43           58
Mortgage banking income                                   307          178
Other                                                     484          426
                                                 -------------- ------------
  Total other income                                    2,304        1,996
Other expense:
Salaries and employee benefits                          3,006        2,552
Net occupancy and equipment expense                       971          951
Amortization of goodwill                                  122          210
Amortization of intangible assets                         110           84
Stationery and supplies                                   155          156
Legal and professional                                    238          235
Marketing and promotion                                   159          158
Other                                                     922          819
                                                 -------------- ------------
  Total other expense                                   5,683        5,165
                                                 -------------- ------------

Income before income taxes                              2,910        2,124
Income taxes                                              945          659
                                                 -------------- ------------
  Net income                                          $ 1,965      $ 1,465
                                                 ============== ============

Per common share data:
Basic earnings per share                                 $.58         $.43
Diluted earnings per share                               $.58         $.43
                                                 ============== ============



See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)          Three months ended
                                                               March 31,
(In thousands)                                              2002         2001
                                                      ------------ ------------
Cash flows from operating activities:
Net income                                               $ 1,965      $ 1,465
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                  125          150
  Depreciation, amortization and accretion, net              903          738
  Gain on sale of securities, net                            (43)         (58)
  Loss on sale of other real property owned, net               6            3
  Gain on sale of mortgage loans held for sale, net         (291)        (116)
  Origination of mortgage loans held for sale            (19,593)      (9,881)
  Proceeds from sale of mortgage loans held for sale      22,688        8,402
  (Increase) decrease in other assets                       (878)       2,383
  Increase (decrease) in other liabilities                               (242)
                                                      ------------ ------------
Net cash provided by operating activities                  6,184        2,844
Cash flows from investing activities:
Capitalization of mortgage servicing rights                   (1)         (35)
Purchases of premises and equipment                         (335)        (260)
Net (increase) decrease in loans                          (1,359)       7,036
Proceeds from sales of securities available-for-sale       4,039        1,739
Proceeds from maturities of:
  Securities available-for-sale                            7,600       18,279
  Securities held-to-maturity                                246            -
Purchases of securities available-for-sale               (12,728)     (19,355)
Purchases of securities held-to-maturity                     (45)         (54)
Net cash provided by acquisition                              15            -
                                                      ------------ ------------
Net cash provided by (used in) investing activities       (2,568)       7,350
Cash flows from financing activities:
Net increase (decrease) in deposits                       (7,687)      13,522
Decrease in repurchase agreements                         (9,309)      (5,690)
Decrease in short-term FHLB advances                           -      (20,000)
Increase in long-term FHLB advances                        5,000        3,000
Increase in other borrowings                                 239            -
Proceeds from issuance of common stock                       259           94
Purchase of treasury stock                                  (524)       (258)
Dividends paid on common stock                              (330)       (318)
                                                      ------------ ------------
Net cash used in financing activities                     (12,352)     (9,650)
                                                      ------------ ------------
Increase (decrease) in cash and cash equivalents          (8,736)         544
Cash and cash equivalents at beginning of period          33,096       24,840
                                                      ------------ ------------
Cash and cash equivalents at end of period               $24,360      $25,384
                                                      ============ ============
Additional disclosures of cash flow information
Cash paid during the period for:
  Interest                                                $4,389      $ 5,460
  Income taxes                                               218            -
Dividends reinvested in common stock                         479          398
Loans transferred to real estate owned                       116            -
                                                      ============ ============




See accompanying notes to unaudited consolidated financial statements.

Notes To Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance") and The Checkley Agency, Inc. ("Checkley"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which in the opinion of management, are necessary to present a fair statement of the results of the interim periods ended March 31, 2002 and 2001, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

         The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K.

Stock Split

         On November 16, 2001 the Company effected a three-for-two stock split in the form of a 50 percent stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All prior period share and per share amounts have been restated giving retroactive recognition to the stock split.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002. Goodwill and intangible assets, acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

         Since its adoption of SFAS 142 as of January 1, 2002, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Company is also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of the carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the SFAS 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company then has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

         As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of $11.1 million, of which $4 million will be subject to the transition provisions of SFAS 142 and no longer amortized. The remaining $7.1 million is for acquisition of branches whereby the liabilities assumed were greater than the assets obtained and continues to be amortized. The Company also had core deposit intangibles of $1.3 million, which also continue to be amortized. As of March 31, 2002, the Company has added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of March 31, 2002 and December 31, 2001 (in thousands):

                                                    3/31/02                         12/31/01
                                        -------------------------------- --------------------------------
                                           Gross                             Gross
                                          Carrying       Accumulated       Carrying        Accumulated
                                           Value        Amortization         Value        Amortization
                                        ------------- ------------------ -------------- -----------------

Goodwill not subject to amortization          $4,035             $3,019         $4,035            $3,019
Goodwill from branch acquisitions              6,937              1,818          7,059             1,696
Core deposit intangibles                       1,221              1,585          1,298             1,507
Other intangibles                              1,872                 32              -                 -
                                        ------------- ------------------ -------------- -----------------
                                             $14,064             $6,454        $12,392             6,222
                                        ============= ================== ============== =================

         Aggregate amortization for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands).

        Aggregate amortization expense:
          For year ended 12/31/02            $783

        Estimated amortization expense:
          For year ended 12/31/03            $770
          For year ended 12/31/04            $669
          For year ended 12/31/05            $649
          For year ended 12/31/06            $649
          For year ended 12/31/07            $596

         The adoption of SFAS 142 resulted in a net income increase of $103,000 or $.03 in basic and diluted earnings per share for the quarter. For the period ended March 31, 2002, amortization expense related to core deposit intangibles was $78,000, amortization expense related to other intangibles was $32,000 and amortization expense related to goodwill from branch acquisitions was $122,000. For the period ended March 31, 2001, amortization expense related to goodwill no longer amortizable due to adoption of SFAS 142 was $88,000, amortization expense related to core deposit intangibles was $84,000 and amortization expense related to goodwill from branch acquisitions was $122,000. The Company is evaluating its goodwill for impairment in accordance with SFAS 142 and expects the assessment to be complete by June 30, 2002.

Comprehensive Income

         The Company's comprehensive income for the three-month periods ended March 31, 2002 and 2001 is as follows (in thousands):


                                                     Three months ended
                                                         March 31,
                                                     2002           2001
                                             --------------- --------------
Net income                                          $1,965         $1,465
Other comprehensive income:
  Unrealized gain (loss) during the period             (42)         1,909
  Less: realized gains during the period               (43)           (58)
  Tax effect                                            33           (717)
                                             --------------- --------------
Comprehensive income                                $1,913         $2,599
                                             =============== ==============


Earnings Per Share

         A three-for-two common stock split was distributed in the form of a 50% stock dividend payable on November 16, 2001 to the stockholders of record at the close of the business day of October 26, 2001. Accordingly, information with respect to shares of common stock and earnings per share has been restated for all prior periods presented to fully reflect the stock split. Income for basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2002 and 2001 are as follows:

                                                  Three months ended
                                                       March 31,
                                                 2002             2001
                                           ---------------- ----------------
Basic Earnings per Share:
Net income                                     $1,965,000       $1,465,000
Weighted average common shares outstanding      3,384,619        3,377,364
                                           ================ ================
Basic earnings per common share                     $ .58            $ .43
                                           ================ ================

Diluted Earnings per Share:
Weighted average common shares outstanding      3,384,619        3,377,364
Assumed conversion of stock options                19,724            9,089
                                           ---------------- ----------------
Diluted weighted average common
  shares outstanding                            3,404,343        3,386,453
                                           ================ ================
Diluted earnings per common share                   $ .58            $ .43
                                           ================ ================


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

         On January 29, 2002, the Company acquired all of the issued and outstanding stock of Checkley, an insurance agency headquartered in Mattoon, Illinois. Checkley was purchased for cash with a portion ($750,000) paid at closing and the remainder ($1,000,000) to be paid over a five-year earn-out agreement ending January 2007. Checkley operates as a separate subsidiary of the Company and provides customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, the Company became a financial holding company under the Gramm-Leach-Bliley Act on December 14, 2001. The results of Checkley's operations are included in the consolidated financial statements since that date.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                 At January 29, 2002:
-----------------------------------------------------
Current assets                                 $643
Property and equipment                           76
Intangible assets                             1,904
                                     ----------------
Total assets acquired                         2,623
                                     ----------------
Current liabilities                            (771)
Debt                                            (20)
                                     ----------------
Total liabilities                              (791)
                                     ----------------
Net assets acquired                          $1,832
                                     ================

         The Company estimates that $1,904,000 of acquired intangible assets were obtained. The identifiable intangible assets were allocated to customer lists to be fully amortized over a period of ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties, including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Overview

         Net income for the three months ended March 31, 2002 was $1,965,000 ($.58 diluted EPS), an increase of $500,000 from $1,465,000 ($.43 diluted EPS) for the same period in 2001. Of this amount, $103,000 ($.03 diluted EPS) resulted from adoption of SFAS 142. A summary of the factors that contributed to the changes in net income follows (in thousands):

                                                    2002 vs. 2001
                                                   ---------------

Net interest income                                        $ 996
Other income, including securities transactions              308
Other expenses                                              (518)
Income taxes                                                (286)
                                                   ---------------
Increase in net income                                     $ 500
                                                   ===============

         The following table shows the Company's annualized performance ratios for the three months ended March 31, 2002 and 2001, as compared to the performance ratios for the year ended December 31, 2001:

                                         Three months ended         Year ended
                                    ----------------------------- --------------
                                        March 31,      March 31,   December 31,
                                             2002           2001           2001
                                    -------------- -------------- --------------
Return on average assets                    1.12%           .93%           .97%
Return on average equity                   12.12%          9.91%         10.56%
Average equity to average assets            9.24%          9.37%          9.20%


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

                                    Three Months Ended                   Three Months Ended
                                      March 31, 2002                       March 31, 2001
                           -----------------------------------------------------------------------
                              Average                Average     Average                Average
                              Balance    Interest     Rate       Balance    Interest     Rate
                           ------------ ---------- ---------- ------------ ---------- ----------
ASSETS
Interest-bearing deposits      $2,420       $ 10       1.65%         $68        $ 1       5.84%
Federal funds sold              7,599         30       1.58%       2,577         34       5.31%
Investment securities
  Taxable                     134,516      1,572       4.67%     120,155      1,870       6.22%
  Tax-exempt (1)               29,361        506       6.89%      30,681        532       6.93%
Loans (2)(3)                  468,308      8,419       7.19%     427,476      9,015       8.44%
                           ------------ ---------- ---------- ------------ ---------- ----------
Total earning assets          642,204     10,537       6.56%     580,957     11,452       7.88%

Cash and due from banks        19,113                             15,965
Premises and equipment         16,646                             15,319
Other assets                   26,131                             22,431
Allowance for loan losses      (4,033)                            (3,332)
                           ------------                       ------------
Total assets                 $700,061                           $631,340
                           ============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits            $197,349      $ 692       1.40%    $162,805    $ 1,238       3.04%
  Savings deposits             48,717        194       1.59%      36,999        220       2.38%
  Time deposits               232,448      2,495       4.29%     248,737      3,594       5.78%
Securities sold under
  agreements to repurchase     32,616         86       1.05%      24,053        292       4.86%
FHLB advances                  34,596        450       5.20%      27,094        404       5.96%
Federal funds purchased           210          1       1.90%         387          6       5.82%
Other debt                      5,039         33       2.62%       4,325         74       6.84%
                           ------------ ---------- ---------- ------------ ---------- ----------
Total interest-bearing
    liabilities               550,975      3,951       2.87%     504,400      5,828       4.62%
                           ------------ ---------- ---------- ------------ ---------- ----------

Demand deposits                75,936                             62,358
Other liabilities               8,308                              5,422
Stockholders' equity           64,842                             59,160
                           ------------                       ------------
Total liabilities & equity   $700,061                           $631,340
                           ============                       ============
Net interest income (TE)                  $6,586                             $5,624
                                        ==========                         ==========
Net interest spread                                    3.69%                               3.26%
Impact of non-interest
 bearing funds                                          .41%                                .61%
                                                   ----------                         ----------
Net yield on interest-
  earning assets (TE)                                  4.10%                               3.87%
                                                   ==========                         ==========



(1) Interest income and rates are presented on a tax-equivalent basis (`TE') assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans have been included in the average balances.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the three months ended March 31, 2002, as compared to the same period in 2001 (in thousands):
                                          For the three months ended March 31,
                                                2002 compared to 2001
                                        --------------------------------------
                                           Total   Rate/
                                          Change  Volume   Rate  Volume (4)
                                          ------- ------ ------- ----------
        Earning Assets:
        Interest-bearing deposits            $ 9   $ 34    $ (1)     $ (24)
        Federal funds sold                    (4)    67     (24)       (47)
        Investment securities:
          Taxable                           (298)   223    (466)       (55)
          Tax-exempt (1)                     (26)   (23)     (3)         -
         Loans (2)(3)                       (596)   862  (1,336)      (122)
                                          ------- ------ ------- ----------
          Total interest income             (915) 1,163  (1,830)      (248)
                                          ------- ------ ------- ----------

         Interest-Bearing Liabilities:
         Interest-bearing deposits
            Demand deposits                 (546)   263    (668)      (141)
           Savings deposits                  (26)    70     (73)       (23)
            Time deposits                 (1,099)  (235)   (927)        63
        Securities sold under
           agreements to repurchase         (206)   104    (229)       (81)
         FHLB advances                        46    112     (51)       (15)
        Federal funds purchased               (5)    (3)     (4)         2
        Long-term debt                       (41)    12     (46)        (7)
                                          ------- ------ ------- ----------
          Total interest expense          (1,877)   323  (1,998)      (202)
                                          ------- ------ ------- ----------
         Net interest income              $  962  $ 840   $ 168      $ (46)
                                          ======= ====== ======= ==========

(1) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(2)  Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

         On a tax equivalent basis, net interest income increased $962,000, or 17.10% to $6,586,000 for the three months ended March 31, 2002, from $5,624,000 for the same period in 2001. The increase in net interest income was primarily due to a growth in interest earning assets, including the acquisition of American Bank of Illinois.

         For the three months ended March 31, 2002, average earning assets increased by $61,247,000, or 10.5%, and average interest-bearing liabilities increased $46,575,000, or 9.2%, compared with average balances for the same period in 2001. Changes in average balances, as a percent of average earnings assets, are shown below:

<    average loans (as a percent of average earnings  assets)  decreased 0.7% to
     72.9% for the three months ended March 31, 2002, from 73.6% for the same period in 2001.

<    average securities (as a percent of average earnings assets) decreased 0.5%
     to 25.5% for the three months ended March 31, 2002, from 26.0% for the same period in 2001.

Provision for Loan Losses

         The provision for loan losses for the three months ended March 31, 2002 and 2001 was $125,000 and $150,000, respectively. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2002 and 2001 (in thousands):


                                             Three months ended March 31,
                                             2002          2001      $ Change
                                      --------------- ------------ -------------
Trust                                          $478         $500        $ (22)
Brokerage                                        85           97          (12)
Service charges                                 737          717           20
Insurance commissions                           170           20          150
Security gains                                   43           58          (15)
Mortgage banking                                307          178          129
Other                                           484          426           58
                                      --------------- ------------ -------------
  Total other income                         $2,304       $1,996        $ 308
                                      =============== ============ =============

         The primary reasons for the more significant period-to-period changes are as follows:

<    Trust revenues  decreased  $22,000 or 4.4% to $478,000 from $500,000 mostly due to the volatility in the stock market. Trust assets, reported at market value, were $303 million at March 31, 2002 compared to $307 million at March 31, 2001.

<    Revenues from  brokerage and annuity  sales  decreased  $12,000 or 12.4% to
     $85,000 from $97,000. This was primarily due to an overall downturn in the stock market.

<    Fees from  service  charges  increased  $20,000  or 2.8% to  $737,000  from
     $717,000. This was primarily the result of additional deposit accounts from the acquisition of the American Bank of Illinois.

<    Insurance  commissions  increased in 2002 as a result of the acquisition of
     Checkley in January 2002.

<    Sales  of  investment  securities  resulted  in a net gain of  $43,000,  as compared to a net gain of $58,000 for the same quarter in 2001. This net gain resulted from sales and calls of several available-for-sale securities.

<    Mortgage  banking  income  increased  $129,000  or 72.5% to  $307,000  from
     $178,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of falling interest rates. Loans sold balances are as follows:

<    $22.4 million (representing 255 loans) for the 1st quarter 2002.
<    $8.3 million (representing 97 loans) for the 1st quarter 2001.

         First Mid Bank generally releases servicing on these loans, thereby reducing the capitalization of originated mortgage servicing rights.

<    Other income  increased  $38,000 or 8.5% to $484,000  from  $446,000.  This increase is primarily due to an increase in late charge fees and an increase in ATM service charges due to the number of ATMs increasing.

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2002 and 2001 (in thousands):


                                          Three months ended March 31,
                                         2002         2001        $ Change
                                   ------------- ------------ -------------
Salaries and benefits                 $ 3,006      $ 2,552          $454
Occupancy and equipment                   971          951            20
Amortization of goodwill                  122          210           (88)
Amortization of other intangibles         110           84            26
Stationery and supplies                   155          156            (1)
Legal and professional fees               238          235             3
Marketing and promotion                   159          158             1
Other operating expenses                  922          819           103
                                   ------------- ------------ -------------
  Total other expense                 $ 5,683      $ 5,165          $518
                                   ============= ============ =============

         The primary reasons for the more significant period-to-period changes are as follows:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased  $454,000 or 17.8% to $3,006,000 from  $2,552,000.  This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of American Bank of Illinois in April 2001, and the acquisition of Checkley in January 2002. There were 305 full-time equivalent employees at March 31, 2002 compared to 275 at March 31, 2001.

<    Occupancy and equipment  expense increased $20,000 or 2.1% to $971,000 from
     $951,000. This increase included building maintenance, utilities and depreciation expense recorded on assets acquired in the American Bank of Illinois acquisition.

<    Amortization of goodwill expense  decreased due to the adoption of SFAS No.
     142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill totaling $4 million at January 1, 2002 will no longer be amortized however, the Company continues to amortize goodwill for acquisition of branches whereby the liabilities assumed were greater than the assets obtained, which totaled $7.1 million at January 1, 2002. Amortization of other intangibles expense increased $26,000 as a result of the acquisition of Checkley ($32,000) and the reduction of core deposit intangible expense ($6,000).

<    All other  categories of operating  expenses  increased a net of $44,000 or
     26.0% to $1,706,000 from $1,662,000. This increase is primarily due to higher expense for customer supplies and printing forms.

Income Taxes

         Total income tax expense amounted to $945,000 (32.5% effective tax rate) for the three months ended March 31, 2002, compared to $659,000 (31.1% effective tax rate) for the same period in 2001. The increase in the effective tax rate is due to a decrease in tax-exempt income from municipal securities.

Analysis of Balance Sheets

Loans

         The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2002 and December 31, 2001 (in thousands):

                                                  March 31,      December 31,
                                                       2002              2001
                                               ------------      ------------
        Real estate - residential                  $125,031          $136,965

        Real estate - agricultural                   43,250            41,922
        Real estate - commercial                    157,610           152,986
                                               ------------      ------------
         Total real estate - mortgage               325,891           331,873
        Commercial and agricultural                 113,304           107,620
        Installment                                  31,235            32,522
        Other                                         1,292             1,228
                                               ------------      ------------
          Total loans                              $471,722          $473,243
                                               ============      ============

         At March 31, 2002, the Company had loan concentrations in agricultural industries of $80.1 million, or 17.2%, of outstanding loans and $82.6 million, or 17.5%, at December 31, 2001. The Company had no further loan concentrations in excess of 10% of outstanding loans.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending. The balance of real estate loans held for sale amounted to $2,767,000 and $5,571,000 as of March 31, 2002 and December 31, 2001, respectively.

         The following table presents the balance of loans outstanding as of March 31, 2002, by maturities (in thousands):

                                                       Maturity (1)
                                   ---------------------------------------------
                                                  Over 1
                                     One year     through      Over
                                    or less (2)   5 years    5 years      Total
                                   ------------ ---------- ---------- ----------
    Real estate - residential          $ 36,929   $ 73,212   $ 14,890   $125,031
    Real estate - agricultural            8,368     28,618      6,264     43,250
    Real estate - commercial             58,693     84,504     14,413    157,610
                                   ------------ ---------- ---------- ----------
      Total real estate - mortgage     $103,990   $186,334   $ 35,567   $325,891
    Commercial and agricultural          68,598     42,084      2,622    113,304
    Installment                           5,751     23,452      2,032     31,235
    Other                                    36        608        648      1,292
                                   ------------ ---------- ---------- ----------
      Total loans                      $178,375   $252,478   $ 40,869   $471,722
                                   ============ ========== ========== ==========

    (1) Based on scheduled principal repayments.
    (2) Includes demand loans, past due loans and overdrafts.

      As of March 31, 2002, loans with maturities over one year consisted of approximately $266,734,000 in fixed rate loans and $26,613,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

Nonperforming Loans

         Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans".

         The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2002 and December 31, 2001 (in thousands):

                                                        March 31,  December 31,
                                                             2002          2001
                                                     ------------  ------------
        Nonaccrual loans                                   $2,640        $3,419
        Renegotiated loans which are performing
          in accordance with revised terms                    185           188
                                                     ------------  ------------
        Total Nonperforming Loans                          $2,825        $3,607
                                                     ============  ============

         At March 31, 2002, approximately $457,000 of the nonperforming loans resulted from collateral dependent loans to one borrower currently classified as nonaccrual. The Company's policy generally is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $94,000 for the three months ended March 31, 2002 and $247,000 for the year ended December 31, 2001. Interest income on these loans that was included in income totaled $16,000 and $16,000 for the same periods.

Loan Quality and Allowance for Loan Losses

         The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

         Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2002 the Company's loan portfolio included $80.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $1.7 million from $82.6 million at December 31, 2001. While the Company adheres to sound underwriting practices, including collateralization of loans, an extended period of low commodity prices and/or significantly reduced yields on crops could nevertheless result in an increase in the level of problem agriculture loans.

         Analysis of the allowance for loan losses as of March 31, 2002 and 2001, and of changes in the allowance for the three months ended March 31, 2002 and 2001, is as follows (dollars in thousands):

                                                                March 31,
                                                             2002        2001
                                                         ----------  ----------
     Average loans outstanding, net of unearned income     $468,308    $427,476
     Allowance-beginning of period                          $ 3,702     $ 3,262

    Charge-offs:
     Real estate-mortgage                                        31           -
     Commercial, financial & agricultural                        25           4
     Installment                                                 33          24
                                                         ----------  ----------
       Total charge-offs                                         89          28

     Recoveries:
     Real estate-mortgage                                         -           -
     Commercial, financial & agricultural                         1           6
     Installment                                                 12          13
                                                         ----------  ----------
       Total recoveries                                          13          19
                                                         ----------  ----------
     Net charge-offs                                             76           5
                                                         ----------  ----------
     Provision for loan losses                                  125         150
                                                         ----------  ----------

     Allowance-end of period                                $ 3,751     $ 3,403
                                                         ==========  ==========
     Ratio of annualized net charge offs
        to average loans                                        .07%        .01%
                                                         ==========  ==========
     Ratio of allowance for loan losses to
       loans outstanding (less unearned
       interest at end of period)                               .80%        .80%
                                                         ==========  ===========
     Ratio of allowance for loan losses
       to nonperforming loans                                 129.0%       85.7%
                                                         ==========  ===========

         The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and the board of directors approves changes. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The board of directors and management review the status of problem loans and determine the adequacy of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

Securities

         The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of March 31, 2002 and December 31, 2001 (dollars in thousands):


                                       March 31,             December 31,
                                          2002                   2001
                                 ---------------------- ----------------------
                                                 % of                   % of
                                    Amount       Total     Amount       Total
                                 ----------- ---------- ----------- ----------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $ 64,986        42%    $ 60,852        38%
Obligations of states and
 political subdivisions              28,489        21%      29,211        18%
Mortgage-backed securities           51,666        29%      54,306        34%
Other securities                     16,598         8%      16,591        10%
                                 ----------- ---------- ----------- ----------
    Total securities               $161,739       100%    $160,960       100%
                                 =========== ========== =========== ==========


         At March 31, 2002, the Company's investment portfolio showed an increase in U.S. Treasury securities and a slight decrease in mortgage-backed securities. All other types of securities remained consistent. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2002 and December 31, 2001 were as follows (in thousands):


                                                          Gross     Gross    Estimated
                                             Amortized Unrealized Unrealized   Fair
                                                Cost      Gains     Losses     Value
                                            ---------- ---------- ---------- ---------
March 31, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies  $ 64,986       $ 754    $ (422) $ 65,318
Obligations of states and political
 subdivisions                                  26,418         497       (36)   26,879
Mortgage-backed securities                     51,666         467       (87)   52,041
Federal Home Loan Bank stock                    3,147           -       -       3,147
Other securities                               13,451         181      (225)   13,406
                                            ---------- ---------- ---------- ---------
 Total available-for-sale                    $159,668     $ 1,894    $ (771) $160,791
                                            ========== ========== ========== =========

Held-to-maturity:
Obligations of states and political
 subdivisions                                 $ 2,071        $ 26      $(17)  $ 2,080
                                            ========== ========== ========== =========

                                                          Gross     Gross    Estimated
                                             Amortized Unrealized Unrealized    Fair
                                                Cost      Gains     Losses     Value
                                            ---------- ---------- ---------- ---------
December 31, 2001
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. Government corporations & agencies  $ 60,852     $ 1,165     $(181) $ 61,836
Obligations of states and political
 subdivisions                                  27,140         247      (212)   27,175
Mortgage-backed securities                     54,306         427      (242)   54,491
Federal Home Loan Bank stock                    3,102           -       -       3,102
Other securities                               13,489          23       (20)   13,492
                                            ---------- ---------- ---------- ---------
  Total available-for-sale                   $158,889     $ 1,862     $(655) $160,096
                                            ========== ========== ========== =========

Held-to-maturity:
Obligations of states and political
 subdivisions                                 $ 2,071        $ 70      $ (5)  $ 2,136
                                            ========== ========== ========== =========


         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2002 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                      One     After 1  After 5   After
                                      year    through  through    ten
(Dollars in thousands)              or less   5 years 10 years   years    Total
                                   -------- --------- -------- -------- --------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies           $ 996   $61,699  $ 1,500    $ 791 $ 64,986
Obligations of state and
  political subdivisions                  -     6,511   11,138    8,769   26,418
Mortgage-backed securities              507    39,436   11,723        -   51,666
Federal Home Loan Bank stock              -         -        -    3,147    3,147
Other securities                          -     2,044        -   11,407   13,451
                                   -------- --------- -------- -------- --------
Total Investments                     1,503  $109,690  $24,361  $24,114 $159,668
                                   ======== ========= ======== ======== ========

Weighted average yield                5.99%     4.37%    4.91%    6.04%    4.72%
Full tax-equivalent yield             5.99%     4.48%    5.80%    6.99%    5.06%
                                   ======== ========= ======== ======== ========

Held-to-maturity:
Obligations of state and
  political subdivisions               $ 85     $ 839    $ 555    $ 592  $ 2,071
                                   ======== ========= ======== ======== ========

Weighted average yield                5.88%     5.29%    5.56%    5.42%    5.42%
Full tax-equivalent yield             8.56%     7.65%    8.07%    7.85%    7.86%
                                   ======== ========= ======== ======== ========

         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 2002.

         Investment securities carried at approximately $132,296,000 and $133,208,000 at March 31, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2002 and for the year ended December 31, 2001 (dollars in thousands):



                                               March 31,         December 31,
                                                 2002                 2001
                                         ---------------------------------------
                                                    Weighted            Weighted
                                                     Average             Average
                                           Amount     Rate     Amount     Rate
                                         ---------- -------- ---------- --------
Demand deposits:
  Non-interest bearing                     $ 75,936       -    $ 69,020       -
  Interest bearing                          197,349    1.40%    182,404    2.40%
Savings                                      48,717    1.59%     41,437    2.23%
Time deposits                               232,448    4.29%    247,348    5.45%
                                         ---------- -------- ---------- --------
  Total average deposits                   $554,450    2.44%   $540,209    3.48%
                                         ========== ======== ========== ========


         The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2002 and December 31, 2001 (in thousands):


                                              March 31,      December 31,
                                                  2002               2001
                                           ------------      ------------
3 months or less                              $ 26,269           $ 25,503
Over 3 through 6 months                         21,705             20,228
Over 6 through 12 months                        22,697             10,913
Over 12 months                                   7,183              4,794
                                           ------------      ------------
  Total                                       $ 77,854           $ 61,438
                                           ============      ============


Other Borrowings

         Other borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank ("FHLB") advances, federal funds purchased, and loans (short-term or long-term debt) that the Company has outstanding. Information relating to other borrowings as of March 31, 2002 and December 31, 2001 is presented below (dollars in thousands):

                                                       March 31,   December 31,
                                                           2002           2001
                                                   ------------- --------------
  Securities sold under agreements to repurchase         $29,570        $38,879
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                   8,000         33,300
    Fixed term - due after one year                       30,300         33,300
  Other debt:
    Loans due in one year or less                          4,558          4,325
    Loans due after one year                                 800              -
                                                   ------------- --------------
    Total                                                $73,228        $76,504
                                                   ============= ==============

   Average interest rate at end of period                 3.24%          3.15%

Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase         $36,303        $40,646
  Federal Home Loan Bank advances:
    Overnight                                                  -         12,800
    Fixed term - due in one year or less                   8,000          5,000
    Fixed term - due after one year                       30,300         28,300
  Federal funds purchased                                      -          2,850
  Other debt:
    Loans due in one year or less                          4,564          4,325
    Loans due after one year                                 800              -
                                                   ------------- --------------
    Total                                                $79,967        $93,921
                                                   ============= ==============

Averages for the Period Ended
  Securities sold under agreements to repurchase         $32,616        $29,547
  Federal Home Loan Bank advances:
    Overnight                                              1,018          2,161
    Fixed term - due in one year or less                   3,278          3,356
    Fixed term - due after one year                       30,300         23,349
  Federal funds purchased                                    210            236
  Other debt:
    Loans due in one year or less                          4,488          4,325
    Loans due after one year                                 551              -
                                                   ------------- --------------
    Total                                                $72,461        $62,974
                                                   ============= ==============

 Weighted average interest rate during the period          3.15%          4.47%


         Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.

         FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consists of $38.3 million which First Mid is using to fund loans:

<        $3 million advance at 6.58% with a 2-year maturity, due 10/10/02
<        $5 million advance at 2.54% with a 1-year maturity, due 02/28/03
<        $5 million advance at 3.45% with a 2-year maturity, due 02/28/04
<        $5 million advance at 6.16% with a 5-year maturity, due 03/20/05
<        $2.3 million advance at 6.10% with a 5-year maturity, due 04/07/05
<        $5 million advance at 6.12% with a 5-year maturity, due 09/06/05
<        $5 million advance at 5.34% with a 5-year maturity, due 12/14/05
<        $3 million advance at 5.98% with a 10-year maturity, due 03/01/11
<        $5 million advance at 4.33% with a 10-year maturity, due 11/23/11

         Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At March 31, 2002, outstanding loan balances include $4,325,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal Funds rate (3.0% as of March 31, 2002) and set to mature November 19, 2002. The balance also includes a $1 million note payable resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.75% as of March 31, 2002) and principal payable annually over five years, with a final maturity of January 2007. The balance also includes a $33,000 note payable on an operating loan assumed with the Checkley acquisition.


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

         In the banking industry, a traditional measurement of interest rate sensitivity is known as a "GAP" analysis, which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at March 31, 2002 (dollars in thousands):

                                                   Number of Months Until Next Repricing Opportunity
                                                    0-1        1-3        3-6       6-12        12+
                                               ---------- ---------- ---------- ---------- ----------
Interest earning assets:
Deposits with other financial institutions     $   1,008   $      -   $      -  $       -  $       -
Federal funds sold                                 5,400          -          -          -          -
Taxable investment securities                     16,546      3,527      4,557      2,283    106,999
Nontaxable investment securities                     300        837        206        120     27,486
Loans                                            109,126     25,968     37,299     59,405    239,925
                                               ---------- ---------- ---------- ---------- ----------
  Total                                        $ 132,381   $ 30,332   $ 42,062  $  61,808  $ 374,410
                                               ---------- ---------- ---------- ---------- ----------
Interest bearing liabilities:
Savings and N.O.W. accounts                       97,480        654      1,091      3,747     78,164
Money market accounts                             28,429        533        799      1,515     25,961
Other time deposits                               33,265     38,697     56,985     63,689     45,106
Other borrowings                                  29,364          -          -     12,559          -
Long-term debt                                         -          -          -          -     31,100
                                               ---------- ---------- ---------- ---------- ----------
  Total                                        $ 188,744   $ 39,884   $ 58,875  $  81,510   $180,331
                                               ---------- ---------- ---------- ---------- ----------
  Periodic GAP                                 $ (56,363)  $ (9,552)  $(16,813) $ (19,702)  $194,079
                                               ---------- ---------- ---------- ---------- ----------
  Cumulative GAP                               $ (56,363)  $(65,915)  $(82,728) $(102,430)  $ 91,649
                                               ========== ========== ========== ========== ==========
GAP as a % of interest earning assets:
  Periodic                                         (8.8%)     (1.5%)     (2.6%)     (3.1%)     30.3%
  Cumulative                                       (8.8%)    (10.3%)    (12.9%)    (16.0%)     14.3%
                                               ========== ========== ========== ========== ==========


         At March 31, 2002, the Company was liability sensitive on a cumulative basis through the twelve-month time horizon. Accordingly, future increases in interest rates, if any, could have an unfavorable effect on net interest margin. The Company's ability to lag the market in repricing deposits in a rising interest rate environment eases the implied liability sensitivity of the Company.

         Interest rate sensitivity using a static GAP analysis basis is only one of several measurements of the impact of interest rate changes on net interest income used by the Company. Its actual usefulness in assessing the effect of changes in interest rates varies with the constant changes that occur in the composition of the Company's earning assets and interest-bearing liabilities. For this reason, the Company uses financial models to project interest income under various rate scenarios and assumptions relative to the prepayments, reinvestment and rollovers of assets and liabilities, of which First Mid Bank represents substantially all of the Company's rate sensitive assets and liabilities.


Capital Resources

         At March 31, 2002, the Company's stockholders' equity had increased $2,127,000 or 3.3% to $66,052,000 from $63,925,000 as of December 31, 2001.
During the first three months of 2002, net income contributed $1,965,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities decreased stockholders' equity by $52,000, net of tax.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Financial holding companies and bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board, and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2002 and December 31, 2001, the Company and First Mid Bank have met all capital adequacy requirements.

         As of March 31, 2002, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                          To Be Well
                                                                      Capitalized Under
                                                    For Capital       Prompt Corrective
                                      Actual     Adequacy Purposes    Action Provisions
                             ------------------ ------------------- --------------------
                                Amount   Ratio     Amount    Ratio     Amount   Ratio
                             ---------- ------- ---------- -------- ---------- ---------
March 31, 2002
Total Capital
  (to risk-weighted assets)
  Company                      $56,924   11.72%    $38,861  > 8.00%        N/A      N/A
                                                            -
  First Mid Bank                55,485   11.49%     38,618  > 8.00%    $48,272  > 10.00%
                                                            -                   -
Tier 1 Capital
  (to risk-weighted assets)
  Company                       53,173   10.95%     19,430  > 4.00%        N/A       N/A
                                                            -
  First Mid Bank                51,734   10.72%     19,309  > 4.00%     28,963  >  6.00%
                                                            -                   -
Tier 1 Capital
  (to average assets)
  Company                       53,173    7.74%     27,493  > 4.00%        N/A       N/A
                                                            -
  First Mid Bank                51,734    7.61%     27,190  > 4.00%     33,988  >  5.00%
                                                            -                   -

December 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                      $54,498   11.23%    $38,810  > 8.00%        N/A       N/A
                                                            -
  First Mid Bank                54,139   11.24%     38,521  > 8.00%    $48,152  > 10.00%
                                                            -                   -
Tier 1 Capital
  (to risk-weighted assets)
  Company                       50,796   10.47%     19,405  > 4.00%        N/A       N/A
                                                            -
  First Mid Bank                50,437   10.47%     19,261  > 4.00%     28,891  >  6.00%
                                                            -                   -
Tier 1 Capital
  (to average assets)
  Company                       50,796    7.34%   27,669    > 4.00%        N/A       N/A
                                                            -
  First Mid Bank                50,437    7.36%   27,427    > 4.00%     34,284  >  5.00%
                                                            -                   -

         Banks and financial holding companies and bank holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.

Stock Plans

         Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2001 Form 10-K.

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board authorized the repurchase of $3 million additional shares of the authorized common stock, bringing the aggregate total to 8% of the Company's common stock plus $3 million additional shares. During the period ending March 31, 2002, the Company repurchased 21,195 shares (.6%) at a total price of $524,000. Since inception, the Company has repurchased 195,412 shares (5.8%) at a total price of $5,780,000. As of March 31, 2002, the Company was authorized per all repurchase programs to purchase an additional 193,989 shares. Treasury stock is further affected by activity in the Deferred Compensation Plan.

Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal Fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

<    First Mid Bank has $17 million  available in  overnight  Federal Fund lines including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and tier 1 capital to total assets. As of March 31, 2002, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.49% and tier 1 capital to total assets of 7.61% exceeded minimum regulatory requirements.

<    First Mid Bank can also borrow from the Federal  Home Loan Bank as a source of Liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. A March 31, 2002, the excess collateral at the Federal Home Loan Bank will support approximately $39 million of additional advances.

<    First Mid Bank also  receives  deposits  from the  State of  Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

<    First  Mid Bank is also a member  of the  Federal  Reserve  System  and can borrow funds provided that sufficient collateral is pledged.

<    In addition,  the Company has a revolving credit agreement in the amount of
     $10 million with The Northern Trust Company. The Company has an outstanding balance of $4,325,000 as of March 31, 2002, and $5,675,000 in available funds. The credit agreement matures on November 19, 2002. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2002.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

<    lending  activities,  including  loan  commitments,  letters  of credit and mortgage prepayment assumptions.

<    deposit activities, including seasonal demand of private and public funds.

<    investing activities,  including prepayments of mortgage-backed  securities and call provisions on U.S. Government Treasuries and agency securities.

<    operating activities,  including scheduled debt repayments and dividends to shareholders.

         The following table summarizes significant contractual obligations and other commitments at March 31, 2002 (in thousands):

                                  Time               Operating
                              Deposits   Borrowings*   Leases     Total
                            ----------- ------------ --------- ----------
               2002           $195,667      $54,428      $155   $250,250
               2003             29,551        5,200       130     34,881
               2004              7,099        5,200       130     12,429
               2005              6,471          200        78      6,749
               2006              2,443        5,200        52      7,695
               Thereafter          139        3,000         3      3,142
                            ----------- ------------ --------- ----------
                 Total        $241,370      $73,228      $548   $315,146
                            =========== ============ ========= ==========
               Commitments to extend credit                    $ 86,494

                *Borrowings included at earlier of call date or maturity

         For the three month-period ended March 31, 2002, net cash of $6.2 million was provided from operating activities, while investing activities and financing activities used net cash of $2.6 million and $12.3 million, respectively. Thus, cash and cash equivalents decreased by $8.7 million since year-end 2001. Generally, during 2002, the decreases in deposits and customer repurchase agreements due to seasonal outflow reduced cash balances. Also, declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the market risks faced by the Company since December 31, 2001. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         In addition to the normal proceedings referred to above, Heartland Savings Bank ("Heartland"), a subsidiary of the Company that merged with First Mid Bank during 1997, filed a complaint on December 5, 1995, against the U.S. Government which is now pending in the U.S. Court of Federal Claims in Washington D.C. This complaint relates to Heartland's interest as successor to Mattoon Federal Savings and Loan Association which incurred a significant amount of supervisory goodwill when it acquired Urbana Federal Savings and Loan in 1982. The complaint alleges that the U.S. Government breached its contractual obligations when, in 1989, it issued new rules which eliminated supervisory goodwill from inclusion in regulatory capital. On August 6, 1998, First Mid Bank filed a motion with the U.S. Court of Federal Claims to grant summary judgment on liability for breach of contract in this matter. On August 13, 1998, the U.S. Government filed a motion to stay such proceedings. On March 26, 2002, the Company's Board of Directors voted to withdraw the complaint based on advice of legal counsel.

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

(b) Reports on Form 8-K: Form 8-Ks were filed on January 10, 2002 and February 4, 2002 regarding the acquisition of the Checkley Agency, Inc.

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




Dated:   May 15, 2002
      -----------------------

                           Exhibit Index to Form 10-Q

   Exhibit
   Number     Description and Filing or Incorporation Reference

    11.1      Statement re:  Computation of Earnings Per Share
              (Filed herewith on page 7)