Form 10-Q
period 2002-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2002-08-13
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                            June 30, 2002 Commission
                              file number: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of August 13, 2002, 3,395,852 common shares, $4.00 par value, were outstanding. The outstanding shares have been adjusted to reflect a three-for-two stock split paid on November 16, 2001. (See Notes to Consolidated Financial Statements).

PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                   June 30,  December 31,
(In thousands, except share data)                             2002         2001
                                                         ---------  ------------
Assets
Cash and due from banks:
  Non-interest bearing                                   $  17,440    $  23,471
  Interest bearing                                             336        5,400
Federal funds sold                                           7,500        4,225
                                                         ---------    ---------
  Cash and cash equivalents                                 25,276       33,096
Investment securities:
  Available-for-sale, at fair value                        159,059      160,096
  Held-to-maturity, at amortized cost (estimated fair
    value of $2,042 and $2,136 at June 30, 2002
    and December 31, 2001, respectively)                     2,016        2,071
Loans                                                      482,583      473,243
Less allowance for loan losses                              (3,713)      (3,702)
                                                         ---------    ---------
  Net loans                                                478,870      469,541
Premises and equipment, net                                 16,353       16,656
Accrued interest receivable                                  5,745        6,790
Goodwill, net                                               10,849       11,094
Intangible assets, net                                       2,969        1,298
Other assets                                                 5,818        5,337
                                                         ---------    ---------
  Total assets                                           $ 706,955    $ 705,979
                                                         =========    =========
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                   $  79,998    $  80,265
  Interest bearing                                         473,871      479,155
                                                         ---------    ---------
  Total deposits                                           553,869      559,420
Accrued interest payable                                     1,804        2,370
Securities sold under agreements to repurchase              33,851       38,879
Other borrowings                                            43,640       37,625
Other liabilities                                            4,795        3,760
                                                         ---------    ---------
  Total liabilities                                        637,959      642,054
                                                         ---------    ---------
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,599,934 shares in 2002 and
  3,546,060 shares in 2001                                  14,400       14,184
Additional paid-in-capital                                  14,362       13,288
Retained earnings                                           42,649       39,500
Deferred compensation                                        1,487        1,392
Accumulated other comprehensive income                       1,986          740
Less treasury stock at cost, 198,750 shares
  in 2002 and 174,216 shares in 2001                        (5,888)      (5,179)
                                                         ---------    ---------
                                                         ---------    ---------

Total stockholders' equity                                  68,996       63,925
                                                         ---------    ---------
Total liabilities and stockholders' equity               $ 706,955    $ 705,979
                                                         =========    =========



See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                            Three months ended  Six months ended
                                                  June 30,          June 30,
                                                2002     2001     2002     2001
                                             -------  -------  -------  -------
Interest income:
Interest and fees on loans                   $ 8,402  $ 9,347  $16,821  $18,362
Interest on investment securities              1,872    2,162    3,778    4,383
Interest on federal funds sold                    45       53       75       87
Interest on deposits with
  other financial institutions                     1        1       11        2
                                             -------  -------  -------  -------
  Total interest income                       10,320   11,563   20,685   22,834
                                             -------  -------  -------  -------
Interest expense:
Interest on deposits                           2,993    4,972    6,374   10,024
Interest on securities sold under agreements
  to repurchase                                   86      251      172      543
Interest on Federal Home Loan Bank advances      480      419      930      823
Interest on federal funds purchased                1        6        2       12
Interest on debt                                  52       62       85      136
                                             -------  -------  -------  -------
  Total interest expense                       3,612    5,710    7,563   11,538
                                             -------  -------  -------  -------
 Net interest income                          6,708    5,853   13,122   11,296
                                             -------  -------  -------  -------
Provision for loan losses                        150      150      275      300
                                             -------  -------  -------  -------
 Net interest income after
    provision for loan losses                  6,558    5,703   12,847   10,996
                                             -------  -------  -------  -------
Other income:
Trust revenues                                   450      471      928      971
Brokerage commissions                             76       65      134      112
Insurance commissions                            313       29      504       79
Service charges                                  780      800    1,517    1,516
Securities gains, net                             73       82      116      140
Mortgage banking revenue                         360      296      667      474
Other                                            407      477      897      924
                                             -------  -------  -------  -------
  Total other income                           2,459    2,220    4,763    4,216
                                             -------  -------  -------  -------
Other expense:
Salaries and employee benefits                 3,096    2,750    6,102    5,302
Net occupancy and equipment expense            1,009      958    1,980    1,909
Amortization of goodwill                         122      226      244      436
Amortization of other intangible assets          124       83      234      167
Stationery and supplies                          123      181      278      337
Legal and professional                           258      253      496      488
Marketing and promotion                          150      231      309      389
Other                                          1,188      930    2,110    1,749
                                             -------  -------  -------  -------
 Total other expense                           6,070    5,612   11,753   10,777
                                             -------  -------  -------  -------
Income before income taxes                     2,947    2,311    5,857    4,435
Income taxes                                     985      696    1,930    1,355
                                             -------  -------  -------  -------
  Net income                                 $ 1,962  $ 1,615  $ 3,927  $ 3,080
                                             =======  =======  =======  =======
Per share data:
Basic earnings per share                     $   .58  $   .48  $  1.16  $   .91
Diluted earnings per share                   $   .57  $   .48  $  1.15  $   .91
                                             =======  =======  =======  =======



See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(In thousands)                                                 June 30,
                                                            2002        2001
                                                        --------    --------
Cash flows from operating activities:
Net income                                              $  3,927    $  3,080
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Provision for loan losses                                  275         300
  Depreciation, amortization and accretion, net            1,751       1,472
  Gain on sale of securities, net                           (116)       (140)
  Loss on sale of other real property owned, net              16           2
  Gain on sale of mortgage loans held for sale, net         (512)       (381)
  Origination of mortgage loans held for sale            (37,115)    (31,156)
  Proceeds from sale of mortgage loans held for sale      39,905      26,600
  Decrease in other investment                               250           -
  (Increase) decrease in other assets                     (2,060)      1,599
  Increase (decrease) in other liabilities                 1,630        (529)
                                                        --------    --------
Net cash provided by operating activities                  7,951         847
                                                        --------    --------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                   (1)        (40)
Purchases of premises and equipment                         (624)       (788)
Net increase in loans                                    (11,882)     (3,606)
Proceeds from sales of securities available-for-sale      10,646       6,850
Proceeds from maturities of:
  Securities available-for-sale                           17,476      51,084
  Securities held-to-maturity                                301           -
Purchases of securities available-for-sale               (25,349)    (42,367)
Purchases of securities held-to-maturity                     (84)       (299)
Net cash provided by acquisition                              15         606
                                                        --------    --------
Net cash provided by (used in) investing activities       (9,502)     11,440
                                                        --------    --------
Cash flows from financing activities:
Net increase (decrease) in deposits                       (5,551)      6,351
Increase (decrease) in repurchase agreements              (5,028)        167
Decrease in short-term FHLB advances                        --       (15,000)
Increase in long-term FHLB advances                        5,000       3,000
Increase in other borrowings                                 220           -
Proceeds from issuance of common stock                       367         173
Purchase of treasury stock                                  (614)       (443)
Dividends paid on common stock                              (663)       (590)
                                                        --------    --------
Net cash used in financing activities                     (6,269)     (6,342)
                                                        --------    --------
Increase (decrease) in cash and cash equivalents          (7,820)      5,945
                                                        --------    --------
Cash and cash equivalents at beginning of period          33,096      24,840
                                                        --------    --------
Cash and cash equivalents at end of period              $ 25,276    $ 30,785
                                                        ========    ========
Additional disclosures of cash flow information

  Interest                                              $  8,129    $ 11,147
  Income Taxes                                             2,052       1,525
Loans transferred to real estate owned                       338          40
Dividends reinvested in common stock                         925         777
                                                        ========    ========

Notes to Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance") and The Checkley Agency, Inc. ("Checkley"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods ended June 30, 2002 and 2001, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

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


Stock Split

         On November 16, 2001, the Registrant effected a three-for-two stock split in the form of a 50 percent stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All 2001 share and per share amounts have been restated giving retroactive recognition to the stock split.


Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002. Goodwill and intangible assets, acquired in business combinations completed before July 1, 2001, continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

         Since its adoption of SFAS 142 as of January 1, 2002, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Impairment is measured as the excess of the carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the SFAS 142 transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication would exist that the reporting unit goodwill might be impaired and the Company would perform the second step of the transitional impairment test to determine whether a transitional impairment loss existed. The Company performed the testing of goodwill for impairment as required by June 30, 2002. The second step was not required to be completed as the Company determined that its goodwill was not impaired.

         As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of $11.1 million, of which $4 million was subject to the transition provisions of SFAS 142 and is no longer being amortized. The remaining $7.1 million is for acquisition of branches whereby the liabilities assumed were greater than the assets obtained and continues to be amortized. The Company also had core deposit intangibles of $1.3 million, which also continue to be amortized. In January 2002, the Company added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of June 30, 2002 and December 31, 2001 (in thousands):


                                                   6/30/02                         12/31/01
                                       -------------------------------- --------------------------------
                                           Gross         Accumulated         Gross        Accumulated
                                         Carrying                         Carrying
                                          Value        Amortization         Value        Amortization
                                       ------------- ------------------ -------------- -----------------
Goodwill not subject to amortization         $7,054             $3,019         $7,054            $3,019
Goodwill from branch acquisitions             8,755              1,941          8,755             1,696
Core deposit intangibles                      2,805              1,661          2,805             1,507
Other intangibles                             1,904                 79              -                 -
                                       ------------- ------------------ -------------- -----------------
                                            $20,518             $6,700        $18,614             6,222
                                       ============= ================== ============== =================


         Aggregate amortization for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands).

Aggregate amortization expense:
    For period ended 6/30/02                                $478

Estimated amortization expense:
    For the period 7/1/02-12/31/02                          $485
    For year ended 12/31/03                                 $960
    For year ended 12/31/04                                 $859
    For year ended 12/31/05                                 $840
    For year ended 12/31/06                                 $840
    For year ended 12/31/07                                 $786


         The adoption of SFAS 142 resulted in a net income increase of $206,000 or $.06 in basic and diluted earnings per share for the six months ended June 30, 2002. For the six months ended June 30, 2002, amortization expense related to core deposit intangibles was $155,000, amortization expense related to other intangibles was $79,000 and amortization expense related to goodwill from branch acquisitions was $244,000. For the six months ended June 30, 2001, amortization expense related to goodwill no longer amortizable due to adoption of SFAS 142 was $192,000, amortization expense related to core deposit intangibles was $167,000 and amortization expense related to goodwill from branch acquisitions was $244,000.


Comprehensive Income

         The Company's comprehensive income for the three and six month periods ended June 30, 2002 and 2001 is as follows:

                                       Three months ended     Six months ended
                                             June 30,              June 30,
                                       ------------------    ------------------
(In thousands)                            2002       2001       2002       2001
                                       -------    -------    -------    -------
Net income                             $ 1,962    $ 1,615    $ 3,927    $ 3,080
                                       -------    -------    -------    -------
Other comprehensive income:
  Unrealized gain during the period      2,191        381      2,149      2,290
  Less realized gain during the period     (73)       (82)      (116)      (140)
  Tax effect                              (821)      (116)      (788)      (833)
                                       -------    -------    -------    -------
 Comprehensive income                  $ 3,259    $ 1,798    $ 5,172    $ 4,397
                                       =======    =======    =======    =======


Earnings Per Share

         A three-for-two common stock split was effected on November 16, 2001, in the form of a distribution of a 50% stock dividend for the stockholders of record at the close of business on October 26, 2001. Accordingly, information with respect to shares of common stock and earnings per share has been restated for 2001 periods presented to fully reflect the stock split. Income for basic earnings per share is based on the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six month periods ended June 30, 2002 and 2001 are as follows:

                                                Three months ended        Six months ended
                                                     June 30,                   June 30,
                                             -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                             ----------   ----------   ----------   ----------
Basic Earnings per Share:
Net income                                   $1,962,000   $1,615,000   $3,927,000   $3,080,000
Weighted average common shares outstanding    3,385,886    3,373,296    3,385,255    3,375,320
                                             ==========   ==========   ==========   ==========
Basic earnings per common share              $      .58   $      .48   $     1.16   $      .91
                                             ==========   ==========   ==========   ==========
Diluted Earnings per Share:
Weighted average common shares outstanding    3,385,886    3,373,296    3,385,255    3,375,320
Assumed conversion of stock options              25,997        9,131       22,095        9,172
                                             ----------   ----------   ----------   ----------
Diluted weighted average common
  shares outstanding                          3,413,415    3,382,427    3,408,684    3,384,492
                                             ==========   ==========   ==========   ==========
Diluted earnings per common share            $      .57   $      .48   $     1.15   $      .91
                                             ==========   ==========   ==========   ==========

Merger and Acquisition

         On April 20, 2001, First Mid Bank acquired all of the outstanding stock of American Bank of Illinois located in Highland, Illinois, for $3.7 million in cash. This acquisition added approximately $30.8 million to total deposits, $24.9 million to loans, $2 million to securities, $1.7 million to premises and equipment and $1.4 million to intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank of Illinois since the acquisition date.

         On January 29, 2002, the Company acquired all of the issued and outstanding stock of Checkley, an insurance agency headquartered in Mattoon, Illinois. Checkley was purchased for cash with a portion ($750,000) paid at closing and the remainder ($1,000,000) to be paid over a five-year earn-out agreement ending January 2007. Checkley operates as a separate subsidiary of the Company and provides customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, the Company became a financial holding company under the Gramm-Leach-Bliley Act on December 14, 2001. The results of Checkley's operations are included in the consolidated financial statements since the acquisition date.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                     At January 29, 2002:
----------------------------------------------------------
Current assets                                       $643
Property and equipment                                 76
Intangible assets                                   1,904
                                     ---------------------
Total assets acquired                               2,623
                                     ---------------------
Current liabilities                                  (771)
Debt                                                  (20)
                                     ---------------------
Total liabilities                                    (791)
                                     ---------------------
 Net assets acquired                               $1,832
                                     =====================


         The Company estimates that $1,904,000 of acquired intangible assets were obtained. The identifiable intangible assets were allocated to customer lists to be amortized over a period of ten years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Overview

         Net income for the three months ended June 30, 2002 was $1,962,000 ($.57 diluted EPS), an increase of $347,000 from $1,615,000 ($.48 diluted EPS) for the same period in 2001. Net income for the six months ended June 30, 2002 was $3,927,000 ($1.15 diluted EPS), an increase of $847,000 from $3,080,000
($.91 diluted EPS) for the same period in 2001. The adoption of SFAS 142 resulted in a net income increase of $103,000 or $.03 in basic and diluted earnings per share for the three months ended June 30, 2002. For the six months ended June 30, 2002, net income increased $206,000 or $.06 in basic and diluted earnings per share.

         A summary of the factors that contributed to the changes in net income is shown in the table below.
                                                          2002 vs. 2001
                                                   Three months     Six months
(In thousands)                                    Ended June 30  Ended June 30
                                                --------------- ---------------
Net interest income                                      $ 855          $1,851
Other income, including securities transactions            239             547
Other expenses                                            (458)           (976)
Income taxes                                              (289)           (575)
                                                --------------- ---------------
Increase in net income                                   $ 347           $ 847
                                                =============== ===============

         The following table shows the Company's annualized performance ratios for the three months ended June 30, 2002 and 2001, as compared to the performance ratios for the year ended December 31, 2001:

                                    June 30,   June 30,  December 31,
                                        2002       2001          2001
                                    --------   --------  ------------
Return on average assets               1.12%       .95%          .97%
Return on average equity              11.77%     10.28%        10.56%
Average equity to average assets       9.54%      9.26%         9.20%



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

         For purposes of the following discussion and analysis, the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes. The adjustment is referred to as the tax-equivalent adjustment. The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):


                                                   Six Months Ended                     Six Months Ended
                                                     June 30, 2002                       June 30, 2001
                                         --------------------------------------------------------------------------
                                            Average                 Average      Average                Average
                                            Balance     Interest      Rate       Balance    Interest      Rate
                                         --------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                   $ 1,448           $ 11       1.52%     $ 56            $ 2       5.60%
Federal funds sold                            9,401             75       1.60%     3,647            87       4.79%
Investment securities
  Taxable                                   132,606          3,107       4.69%   121,576         3,682       6.06%
  Tax-exempt (1)                             28,957          1,017       7.02%    30,574         1,061       6.94%
Loans (2)(3)                                471,736         16,821       7.13%   440,350        18,362       8.34%
                                         --------------------------------------------------------------------------
Total earning assets                        644,148         21,031       6.53%   596,203        23,194       7.78%
                                         --------------------------------------------------------------------------

Cash and due from banks                      18,442                               16,253
Premises and equipment                       16,544                               15,937
Other assets                                 25,035                               22,340
Allowance for loan losses                    (3,763)                              (3,513)
                                         --------------                       --------------
Total assets                               $700,406                             $647,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                             $192,912     $ 1,333       1.38%  $167,016       $ 2,364       2.83%
  Savings deposits                              50,203         404       1.61%    39,379           452       2.30%
  Time deposits                                234,412       4,637       3.96%   252,006         7,208       5.72%
Securities sold under
  agreements to repurchase                      32,094         172       1.07%    25,673           543       4.23%
FHLB advances                                   36,546         930       5.09%    28,364           823       5.81%
Federal funds purchased                            156           2       2.56%       454            12       5.17%
Other debt                                       5,196          85       3.27%     4,325           136       6.28%
                                         --------------------------------------------------------------------------
Total interest-bearing
    liabilities                                551,519       7,563       2.74%   517,217        11,538       4.46%
                                          --------------------------------------------------------------------------
                                                75,269                            64,469
Other liabilities                                6,877                             5,632
Stockholders' equity                            66,741                            59,902
                                         --------------                       --------------
Total liabilities & equity                    $700,406                          $647,220
                                         ==============                       ==============
Net interest income (TE)                                   $13,468                             $11,656
                                                        ============                         ===========
Net interest spread                                                      3.79%                               3.32%
Impact of non-interest
 bearing funds                                                            .39%                                .59%
Net yield on interest-                                              ------------                        -------------
   earning assets (TE)                                                    4.18%                               3.91%
                                                                    ============                        =============



(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the six months ended June 30, 2002, as compared to the same period in 2001 (in thousands):

                                          For the six months ended June 30,
                                                2002 compared to 2001
                                                Increase / (Decrease)
                                      ---------- ---------- --------- ----------
                                          Total                        Rate/
                                         Change     Volume     Rate   Volume (4)
        Earning Assets:
        Interest-bearing deposits        $ 9         $ 39       $ (1)     $ (29)
        Federal funds sold                (12)         138       (58)       (92)
        Investment securities:
          Taxable                          (575)       334      (833)       (76)
          Tax-exempt (1)                    (44)       (56)       13         (1)
        Loans (2)(3)                     (1,541)     1,309    (2,664)      (186)
                                      ---------- ---------- --------- ----------
          Total interest income          (2,163)     1,764    (3,543)      (384)
                                      ---------- ---------- --------- ----------

        Interest-Bearing Liabilities:
        Interest-bearing deposits
          Demand deposits                (1,031)       366    (1,211)      (186)
          Savings deposits                  (48)       124      (136)       (36)
          Time deposits                  (2,571)      (503)   (2,218)       150
        Securities sold under
          agreements to repurchase         (371)       136      (406)      (101)
        FHLB advances                     107          238      (102)       (29)
        Federal funds purchased             (10)        (8)       (6)         4
        Long-term debt                      (51)        27       (65)       (13)
          Total interest expense         (3,975)       380    (4,144)      (211)
                                      ---------- ---------- --------- ----------
         Net interest income             $1,812     $1,384     $ 601     $ (173)
                                      ========== ========== ========= ==========

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

         On a tax equivalent basis, net interest income increased $1,812,000, or 15.5% to $13,468,000 for the six months ended June 30, 2002, from $11,656,000 for the same period in 2001. The increase in net interest income was primarily due to a growth in net interest earning assets and an increase in net interest spread.

         For the six months ended June 30, 2002, average earning assets increased by $47,945,000, or 8.0%, and average interest-bearing liabilities increased $34,302,000, or 6.6%, compared with average balances for the same period in 2001. Changes in average balances, as a percent of average earnings assets, are shown below:

     <    average loans (as a percent of average earnings assets)  decreased .7%
          to 73.2% for the six months ended June 30, 2002, from 73.9% for the same period in 2001.

     <    average securities (as a percent of average earnings assets) decreased
          .4% to 25.1% for the six months ended June 30, 2002, from 25.5% for the same period in 2001.

Provision for Loan Losses

         The provision for loan losses for the six months ended June 30, 2002 and 2001 was $275,000 and $300,000, respectively. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections later in this document.

Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months and six months ended June 30, 2002 and 2001 (in thousands):

                             Three months ended          Six months ended
                               June 30,                    June 30,
                            2002     2001   $ Change    2002     2001   $ Change
                         -------- -------- ---------- ------- -------- ---------
   Trust                    $450     $471      $ (21)    $928     $971    $ (43)
   Brokerage                  76       65        (15)     134      112       22
   Insurance commissions     313       29        284      504       79      425
   Service charges           780      800        (20)   1,517    1,516        1
   Security gains             73       82         (9)     116      140      (24)
   Mortgage banking          360      296         64      667      474      193
   Other                     407      477        (70)     897      924      (27)
                         -------- -------- ---------- ------- -------- ---------
     Total other income   $2,459   $2,220       $239   $4,763   $4,216    $ 547
                         ======== ======== ========== ======= ======== =========

         Explanations for the three months ended June 30, 2002 as compared to the same period in 2001:

<    Trust revenues  decreased $21,000 or 4.5% to $450,000 from $471,000.  Trust assets, reported at market value, were $293 million at June 30, 2002 compared to $298 million at June 30, 2001. Approximately 50% of trust revenue is market value dependent. The overall decline in equity prices in the United States has resulted in reduced levels of trust revenue. Absent an increase in overall equity prices, management does not expect increases in trust revenue other than that generated through new business.

<    Revenues from brokerage  increased $11,000 or 16.9% to $76,000 from $65,000 due to an increase in annuity sales.

<    Insurance  commissions  increased  $284,000  or  979.3%  to  $313,000  from
     $29,000.  This  increase is due to the  acquisition  of Checkley in January
     2002.

<    Fees from  service  charges  decreased  $20,000  or 2.5% to  $780,000  from
     $800,000. This was primarily the result of higher deposit balances left in transaction accounts that reduced minimum balance service charge income.

<    Sales  of  investment  securities  resulted  in a net gain of  $73,000,  as compared to a net gain of $82,000 for the same quarter in 2001. The net gain in 2002 resulted from sales of several available-for-sale securities.

<    Mortgage  banking  income  increased  $64,000  or  21.6% to  $360,000  from
     $296,000. This increase was due to higher margins received on loans originated and sold by First Mid Bank. Loans sold balances are as follows:

     <    $17.0 million (representing 180 loans) for the 2nd quarter 2002.
     <    $17.9 million (representing 206 loans) for the 2nd quarter 2001.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

<    Other income decreased $70,000 or 14.7% to $407,000 from $477,000.  This is primarily the result of lower fees received on late charges.

         Explanations for the six months ended June 30, 2002 as compared to the same period in 2001:

<    Trust revenues  decreased $43,000 or 4.4% to $928,000 from $971,000.  Trust assets, reported at market value, were $293 million at June 30, 2002 and $298 million at June 30, 2001. Approximately 50% of trust revenue is market value dependent. The overall decline in equity prices in the United States has resulted in reduced levels of trust revenue. Absent an increase in overall equity prices, management does not expect increases in trust revenue other than that generated through new business.

<    Revenues  from  brokerage  increased  $22,000  or  19.6% to  $134,000  from
     $112,000. This was primarily due to increased annuity sales.

<    Insurance  commissions  increased  $425,000  or  538.0%  to  $504,000  from
     $79,000.  This  increase is due to the  acquisition  of Checkley in January
     2002.

<    Fees  from  service  charges  increased  $1,000 or .1% to  $1,517,000  from
     $1,516,000.

<    Sales  of  investment  securities  resulted  in a net gain of  $116,000  as compared to $140,000 for the same period in 2001. Each period had sales of several securities in the available-for-sale portfolio to improve the overall portfolio mix and the margin.

<    Mortgage  banking  income  increased  $193,000  or 40.7% to  $667,000  from
     $474,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of lower interest rates. Loans sold balances are as follows:

     <    $39.4 million (representing 435 loans) for the 6 months in 2002.
     <    $26.2 million (representing 303 loans) for the 6 months in 2001.

<    Other income decreased $27,000 or 2.9% to $897,000 from $924,000

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and six months ended June 30, 2002 and 2001 (in thousands):

                                Three months ended           Six months ended
                                  June 30,                     June 30,
                                2002     2001  $ Change     2002     2001   $ Change
                             -------- -------- --------- -------- --------- ---------
Salaries and benefits        $ 3,096  $ 2,750     $ 346  $ 6,102   $ 5,302     $ 800
Occupancy and equipment        1,009      958        51    1,980     1,909        71
Amortization of goodwill         122      226      (104)     244       436      (192)
Amortization of intangibles      124       83        41      234       167        67
Stationery and supplies          123      181       (58)     278       337       (59)
Legal and professional fees      258      253         5      496       488         8
Marketing and promotion          150      231       (81)     309       389       (80)
Other operating expenses       1,188      930       258    2,110     1,749       361
                             -------- -------- --------- -------- --------- ---------
  Total other expense        $ 6,070  $ 5,612     $ 458  $11,753   $10,777     $ 976
                             ======== ======== ========= ======== ========= =========

         Explanations for the three months ended June 30, 2002 as compared to the same period in 2001:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased  $346,000 or 12.6% to $3,096,000 from  $2,750,000.  This increase can be explained by merit increases for continuing employees and an increase in the number of employees due to the acquisition of Checkley in January 2002. There were 310 full-time equivalent employees at June 30, 2002 compared to 293 at June 30, 2001.

<    Occupancy and  equipment  expense  increased  $51,000 or 5.3% to $1,009,000 from $958,000. This increase included building maintenance, utilities and rent expense for Checkley.

<    Amortization of goodwill expense  decreased due to the adoption of SFAS No.
     142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill totaling $4 million at January 1, 2002 is no longer being amortized. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $7.1 million at January 1, 2002. Amortization of other intangibles expense increased $41,000 as a result of the acquisition of Checkley ($47,000), partially offset by the reduction of core deposit intangible expense ($6,000).

<    Other  operating  expenses  increased  $258,000 or 27.7%.  This increase is almost entirely the result of a $249,500 write-off of an investment in a venture capital fund. During the second quarter, management determined that the probability of recovery of the investment was remote and, accordingly, charged off the investment through a direct charge to earnings. The Company has no other such investments.

<    All other categories of operating  expenses  decreased a net of $134,000 or
     20.2% to $531,000 from $665,000. This decrease is due to higher expenses during the three months ended June 30, 2001 as a result of the acquisition of American Bank of Illinois in April 2001.

         Explanations for the six months ended June 30, 2002 as compared to the same period in 2001:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased  $800,000 or 15.1% to $6,102,000 from  $5,302,000.  This increase can be explained by merit increases for continuing employees and an increase in the number of employees due to the acquisition of Checkley in January 2002 and American Bank of Illinois in April 2001.

<    Occupancy and  equipment  expense  increased  $71,000 or 3.7% to $1,980,000 from $1,909,000. This increase included building maintenance, utilities and depreciation expense for all buildings.

<    Amortization of goodwill expense  decreased due to the adoption of SFAS No.
     142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill totaling $4 million at January 1, 2002 is no longer being amortized. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $7.1 million at January 1, 2002. Amortization of other intangibles expense increased $67,000 as a result of the acquisition of Checkley ($79,000), partially offset by the reduction of core deposit intangible expense ($12,000).

<    Other  operating  expenses  increased  $361,000 or 20.6%.  This increase is almost entirely the result of a $249,500 write-off of an investment in a venture capital fund. During the second quarter, management determined that the probability of recovery of the investment was remote and, accordingly, charged off the investment through a direct charge to earnings. The Company has no other such investments.

<    All other categories of operating  expenses  decreased a net of $131,000 or
     10.8% to $1,083,000 from $1,214,000. This decrease is due to higher expenses in 2001 as a result of the acquisition of American Bank of Illinois in April 2001.


Income Taxes

         Total income tax expense amounted to $1,930,000 (33.0% effective tax rate) for the six months ended June 30, 2002, compared to $1,355,000 (31.7% effective tax rate) for the same period in 2001. The increase in the effective tax rate is due to increased loan interest income, partially offset by a decrease in interest income from U.S. Treasury securities.


Analysis of Balance Sheets

Loans

         The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2002 and December 31, 2001 (in thousands):

                                             June 30,   December 31,
                                                2002           2001
                                     ----------------- --------------
     Real estate - residential                $121,176      $136,965
     Real estate - agricultural                 46,321        41,922
     Real estate - commercial                  166,664       152,986
                                     ----------------- --------------
      Total real estate - mortgage            $334,161      $331,873
     Commercial and agricultural               114,842       107,620
     Installment                                31,832        32,522
     Other                                       1,748         1,228
                                     ----------------- --------------
       Total loans                            $482,583      $473,243
                                     ================= ==============


         At June 30, 2002, the Company had loan concentrations in agricultural industries of $84.2 million, or 17.5%, of outstanding loans and $82.6 million, or 17.5%, at December 31, 2001. The Company had no further loan concentrations in excess of 10% of outstanding loans.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on real estate lending and a historical strong local housing market. The balance of real estate loans held for sale amounted to $3,293,000 and $5,571,000 as of June 30, 2002 and December 31, 2001, respectively.

         The following table presents the balance of loans outstanding as of June 30, 2002, by maturities (dollars in thousands):

                                                 Maturity (1)
                                 ----------------------------------------------
                                                 Over 1
                                    One year    through       Over
                                 or less (2)    5 years     5 years      Total
                                 ----------- ----------- ----------- ----------
  Real estate - residential         $ 46,765    $ 70,422      $3,989   $121,176
  Real estate - agricultural           6,906      32,751       6,664     46,321
  Real estate - commercial            47,285      99,982      19,397    166,664
                                 ----------- ----------- ----------- ----------
    Total real estate - mortgage    $100,956    $203,155    $ 30,050   $334,161
  Commercial and agricultural         74,276      38,206       2,360    114,842
  Installment                         17,006      14,826           -     31,832
  Other                                  286         876         586      1,748
                                 ----------- ----------- ----------- ----------
    Total loans                     $192,524    $257,063    $ 32,996   $482,583
                                 =========== =========== =========== ==========

  (1) Based on scheduled principal repayments.
  (2) Includes demand loans, past due loans and overdrafts.

         As of June 30, 2002, loans with maturities over one year consisted of approximately $263,694,000 in fixed rate loans and $26,366,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

Nonperforming Loans

         Nonperforming loans are defined as: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and loans not included in (a) and (b) above which are defined as "renegotiated loans". The Company's policy is to cease accrual of interest on all loans that become ninety days past due as to principal or interest. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

         The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2002 and December 31, 2001 (in thousands):

                                               June 30,  December 31,
                                                  2002          2001
                                         -------------- -------------
Nonaccrual loans                                 $1,942        $3,419
Renegotiated loans which are performing
  in accordance with revised terms                  203           188
                                         -------------- -------------
Total Nonperforming Loans                        $2,145        $3,607
                                         ============== =============


         At June 30, 2002, approximately $645,000 of the nonperforming loans resulted from collateral dependent loans to two borrowers. Of the $1,477,000 decrease in nonaccrual loans during the six months ended June 30, 2002, $255,000 resulted from loans transferred to other real estate owned. The remaining $1,222,000 was the net result of loans made current or paid-off and loans put on nonaccrual status.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $94,000 for the six months ended June 30, 2002 and $247,000 for the year ended December 31, 2001. Interest income on these loans that was included in income totaled $9,000 and $16,000 for the same periods.

Loan Quality and Allowance for Loan Losses

         The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an allowance for loan losses that is adequate but not excessive. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process which extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

         Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2002 the Company's loan portfolio included $84.2 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $1.6 million from $82.6 million at December 31, 2001. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry, could result in an increase in the level of problem agriculture loans and potentially to loan losses within the agricultural portfolio.

         Analysis of the allowance for loan losses as of June 30, 2002 and 2001, and of changes in the allowance for the three and six month periods ended June 30, 2002 and 2001, is as follows (dollars in thousands):

                                         Three months ended   Six months ended
                                               June 30,            June 30,
                                           2002      2001      2002       2001
                                        --------- --------- --------- ---------
   Average loans outstanding,
     net of unearned income              $471,736  $440,350  $471,736  $440,350
   Allowance-beginning of period          $ 3,751   $ 3,403   $ 3,702   $ 3,262
   Balance added through acquisitions           -       275         -       275
   Charge-offs:
   Real estate-mortgage                       111        10       142        10
   Commercial, financial & agricultural        33       120        58       124
   Installment                                 55        22        88        46
                                        --------- --------- --------- ---------
     Total charge-offs                        199       152       288       180

   Recoveries:
   Real estate-mortgage                         -         -         -         -
   Commercial, financial & agricultural         1         5         2        11
   Installment                                 10        12        22        25
                                        --------- --------- --------- ---------
     Total recoveries                          11        17        24        36
                                        --------- --------- --------- ---------
   Net charge-offs                            188       135       264       144
                                        --------- --------- --------- ---------
   Provision for loan losses                  150       150       275       300
                                        --------- --------- --------- ---------
   Allowance-end of period                $ 3,713   $ 3,693   $ 3,713   $ 3,693
                                        ========= ========= ========= =========
     Ratio of annualized net charge offs
     to average loans                       .16%       .11%      .12%      .07%
                                        ======== ========== ========= =========
    Ratio of allowance for loan losses to
      loans outstanding (less unearned
     interest at end of period)             .77%       .80%      .77%      .80%
                                        ======== ========== ========= =========
   Ratio of allowance for loan losses
     to nonperforming loans               173.3%      81.1%    173.3%     81.1%
                                        ======== ========== ========= =========


         The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the board of directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. The board of directors and management review the status of problem loans and determine the adequacy of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.


Securities

         The Company's overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of June 30, 2002 and December 31, 2001 (in thousands):

                                      June 30,                December 31,
                                        2002                      2001
                                 ---------------------- ---------------------
                                                 % of                   % of
                                     Amount      Total      Amount      Total
                                 ---------------------- ---------------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $ 63,512        40%    $ 60,852        38%
Obligations of states and
 political subdivisions              27,695        18%      29,211        18%
Mortgage-backed securities           49,539        31%      54,306        34%
Other securities                     17,088        11%      16,591        10%
                                 ----------- ---------- ----------- ----------
    Total securities               $157,834       100%    $160,960       100%
                                 =========== ========== =========== ==========



         At June 30, 2002, the Company's investment portfolio showed an increase in other securities and in mortgage-backed securities with a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. All other types of securities remained consistent. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2002 and December 31, 2001 were as follows (in thousands):



                                                              Gross        Gross  Estimated
                                             Amortized   Unrealized   Unrealized      Fair
                                                  Cost        Gains       Losses     Value
                                            ----------- ------------ ----------------------
June 30, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies   $ 63,512       $1,304       $ (56)  $ 64,760
Obligations of states and political
 subdivisions                                   25,679          934          (2)    26,611
Mortgage-backed securities                      49,539          961           -     50,500
Federal Home Loan Bank stock                     3,186            -           -      3,186
Other securities                                13,902          308        (208)    14,002
                                            ----------- ------------ ------------ ---------
 Total available-for-sale                     $155,818      $ 3,507      $ (266)  $159,059
                                            =========== ============ ============ =========

Held-to-maturity:
Obligations of states and political
 subdivisions                                  $ 2,016         $ 32    $ (6)       $ 2,042

                                                            Gross          Gross Estimated
                                             Amortized   Unrealized   Unrealized      Fair
                                                  Cost       Gains        Losses     Value
                                            -----------  ----------- ----------------------
December 31, 2001
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies   $ 60,852      $ 1,165       $(181)  $ 61,836
Obligations of states and political
 subdivisions                                   27,140          247        (212)    27,175
Mortgage-backed securities                      54,306          427        (242)    54,491
Federal Home Loan Bank stock                     3,102            -           -      3,102
Other securities                                13,489           23         (20)    13,492
                                            -----------  ----------- ------------ ---------
  Total available-for-sale                    $158,889      $ 1,862       $(655)  $160,096
                                            ===========  =========== ============ =========

Held-to-maturity:
Obligations of states and political
 subdivisions                                  $ 2,071        $ 70        $ (5)    $ 2,136
                                            =========== ============ ============ =========


         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2002 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.



                                      One     After 1    After 5    After
                                      year    through    through      ten
(In thousands)                      or less   5 years   10 years     years     Total
                                  ---------- --------- ---------- --------- ---------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies           $    -  $ 61,207    $ 1,500     $ 805  $ 63,512
Obligations of state and
  political subdivisions                   -     6,250     11,641     7,788    25,679
Mortgage-backed securities               755    46,793      1,991         -    49,539
Federal Home Loan Bank stock               -         -          -     3,186     3,186
Other securities                           -         -          -    13,902    13,902
                                  ---------- --------- ---------- --------- ---------
Total Investments                       $755  $114,250    $15,132   $25,681  $155,818
                                  ========== ========= ========== ========= =========
Weighted average yield                 4.12%     4.54%      4.75%     5.83%     4.74%
Full tax-equivalent yield              4.12%     4.64%      6.25%     6.61%     5.08%
                                  ========== ========= ========== ========= =========
Held-to-maturity:
Obligations of state and
  political subdivisions               $ 135     $ 735      $ 530     $ 616   $ 2,016
                                  ========== ========= ========== ========= =========
Weighted average yield                 5.03%     5.34%      5.55%     5.43%     5.40%
Full tax-equivalent yield              7.27%     7.74%      8.05%     7.87%     7.83%
                                  ========== ========= ========== ========= =========

         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 2002.

         Investment securities carried at approximately $131,445,000 and $133,208,000 at June 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2002 and for the year ended December 31, 2001 (dollars in thousands):



                               June 30,              December 31,
                                 2002                     2001
                         -------------------------------------------
                                     Weighted              Weighted
                                      Average               Average
                             Amount    Rate      Amount      Rate
                         -------------------------------------------
Demand deposits:
  Non-interest bearing     $ 75,269         -   $ 69,020          -
  Interest bearing          192,912     1.38%    182,404      2.40%
Savings                      50,203     1.61%     41,437      2.23%
Time deposits               234,412     3.96%    247,348      5.45%
                         -------------------------------------------
  Total average deposits   $552,796     2.31%   $540,209      3.48%
                         ===========================================


         The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2002 and December 31, 2001 (in thousands):



                                             June 30,       December 31,
                                                 2002               2001
                                     --------------------------------------
3 months or less                              $ 28,758           $ 25,503
Over 3 through 6 months                         19,772             20,228
Over 6 through 12 months                        17,764             10,913
Over 12 months                                  12,938              4,794
                                    --------------------------------------
  Total                                       $ 79,232           $ 61,438
                                    ======================================

Repurchase Agreements and Other Borrowings

         Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, and loans (short-term or long-term debt) that the Company has outstanding.

         Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2002 and December 31, 2001 is presented below (in thousands):

                                                       June 30,   December 31,
                                                           2002           2001
                                                     ------------ -------------
  Securities sold under agreements to repurchase         $33,851       $38,879
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                   8,000             -
    Fixed term - due after one year                       30,300        33,300
  Debt:
    Loans due in one year or less                          4,540         4,325
    Loans due after one year                                 800             -
                                                     ------------ -------------
    Total                                                $77,491       $76,504
                                                     ============ =============
    Average interest rate at end of period                 3.16%         3.15%

Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase         $39,086       $40,646
  Federal Home Loan Bank advances:
    Overnight                                                  -        12,800

    Fixed term - due in one year or less                   8,000         5,000
    Fixed term - due after one year                       30,300        28,300
  Federal funds purchased                                      -         2,850
  Debt:
    Loans due in one year or less                          4,564         4,325
    Loans due after one year                                 800             -
                                                     ------------ -------------
    Total                                                $82,750       $93,921
                                                     ============ =============

Averages for the Period (YTD)
  Securities sold under agreements to repurchase         $32,094       $29,547
  Federal Home Loan Bank advances:
    Overnight                                                594         2,161
    Fixed term - due in one year or less                   5,652         3,356
    Fixed term - due after one year                       30,300        23,349
  Federal funds purchased                                    156           236
  Debt:
    Loans due in one year or less                          4,520         4,325
    Loans due after one year                                 676             -
                                                     ------------ -------------
    Total                                                $73,992       $62,974
                                                     ============ =============

    Average interest rate during the period                3.21%         4.47%

         FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consists of $38.3 million as follows:


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

         Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At June 30, 2002, outstanding loan balances include $4,325,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal Funds rate (3.0% as of June 30, 2002) and set to mature November 19, 2002. The balance also includes a $1 million note payable resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.75% as of June 30, 2002) and principal payable annually over five years, with a final maturity of January 2007. The balance also includes a $15,000 note payable on an operating loan assumed with the Checkley acquisition.


Interest Rate Sensitivity

         The Company seeks to maximize its net interest margin while maintaining an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates, a variable over which management has no control. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of interest bearing assets differ significantly from the maturity or repricing characteristics of interest bearing liabilities.

         The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds.

         In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as "static GAP" analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk imbedded in the balance sheet.

         The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at June 30, 2002 (in thousands):

                                           Number of Months Until Next Repricing Opportunity

Interest earning assets:                      0-1        1-3        3-6       6-12       12+
                                        ---------- ---------- ---------- ---------- ----------
Federal funds sold                        $ 7,836   $      -   $      -   $      -   $      -
Taxable investment securities               3,958      7,462     10,617          -    110,411
Nontaxable investment securities               -         207        794        588     27,038
Loans                                     117,449     27,434     36,289     61,767    239,644
  Total                                  $129,243   $ 35,103   $ 47,700   $ 62,355   $377,093
                                        ---------- ---------- ---------- ---------- ----------
Interest bearing liabilities:
Savings and N.O.W. accounts               101,729        745      3,137      2,213     78,721
Money market accounts                      27,984        546        819      1,552     26,823
Other time deposits                        31,172     41,863     45,990     53,179     57,762
Short-term borrowings/debt                 33,851          -      7,540      5,000          -
Long-term borrowings/debt                       -          -          -          -     31,100
                                        ---------- ---------- ---------- ---------- ----------
  Total                                 $ 194,736  $  43,154   $ 57,486   $ 61,944   $194,406
                                        ---------- ---------- ---------- ---------- ----------
  Periodic GAP                          $ (65,493) $  (8,051)  $ (9,786)  $    411   $182,687
                                        ---------- ---------- ---------- ---------- ----------
  Cumulative GAP                        $ (65,493) $ (73,544)  $(83,330)  $(82,919)  $ 99,768
                                        ========== ========== ========== ========== ==========
GAP as a % of interest earning assets:
  Periodic                                 (10.1%)     (1.2%)     (1.5%)      0.1%      28.0%
  Cumulative                               (10.1%)    (11.3%)    (12.8%)    (12.7%)     15.3%
                                        ========== ========== ========== ========== ==========


         The static GAP analysis shows that at June 30, 2002, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an unfavorable effect on net interest income.

         There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's asset liability management committee (ALCO) also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with the bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and /or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company's net interest income.

Capital Resources

         At June 30, 2002, the Company's stockholders' equity had increased $5,071,000 or 7.9% to $68,996,000 from $63,925,000 as of December 31, 2001.
During the first six months of 2002, net income contributed $3,927,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $1,246,000, net of tax.

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve System"), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2002 and December 31, 2001, the Company and First Mid Bank have met all capital adequacy requirements.

         As of June 30, 2002, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this category.

                                                                   To Be Well
                                                               Capitalized Under
                                                  For Capital   rompt Corrective
                                  Actual      Adequacy Purposes Action Provision
                              -------- ------- -------- ------- ----------------
                               Amount   Ratio   Amount   Ratio    Amount  Ratio
                              -------- ------- -------- ------- --------- ------
June 30, 2002
Total Capital
  (to risk-weighted assets)
  Company                     $56,905  11.37%  $40,032  > 8.00%      N/A     N/A
                                                        -
  First Mid Bank               57,358  11.56%   39,692  > 8.00%  $46,615 >10.00%
                                                        -                -

Tier 1 Capital
  (to risk-weighted assets)
  Company                      53,192  10.63%   20,016  > 4.00%      N/A     N/A
                                                        -
  First Mid Bank               53,645  10.81%   19,846  > 4.00%   29,769 > 6.00%
                                                        -                -

Tier 1 Capital
  (to average assets)
  Company                      53,192   7.74%   27,493  > 4.00%      N/A     N/A
                                                        -
  First Mid Bank               53,645   7.88%   27,235  > 4.00%   34,043 > 5.00%
                                                        -                -

December 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                     $54,498  11.23%  $38,810  > 8.00%      N/A     N/A
                                                        -
  First Mid Bank               54,139  11.24%   38,521  > 8.00%  $48,152 >10.00%
                                                        -                -

Tier 1 Capital
  (to risk-weighted assets)
  Company                      50,796  10.47%   19,405  > 4.00%      N/A     N/A
                                                        -
  First Mid Bank               50,437  10.47%   19,261  > 4.00%   28,891 > 6.00%
                                                        -                -

Tier 1 Capital
  (to average assets)
  Company                      50,796   7.34%   27,669  > 4.00%      N/A     N/A
                                                        -
  First Mid Bank               50,437   7.36%   27,427  > 4.00%   34,284 > 5.00%
                                                        -                -

         Banks and financial holding companies and bank holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.

Stock Plans

         Participants may purchase Company stock under the following four plans of the Company's, the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2001 Form 10-K.

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board authorized the repurchase of $3 million of additional shares of the authorized common stock, bringing the aggregate total to 8% of the Company's common stock plus $3 million of additional shares. During the period ending June 30, 2002, the Company repurchased 24,534 shares (.7%) at a total price of $614,000. Since inception, the Company has repurchased 198,750 shares (5.8%) at a total price of $5,888,000. As of June 30, 2002, the Company was authorized per all repurchase programs to purchase an additional 187,413 shares. Treasury stock is further affected by activity in the Deferred Compensation Plan.

Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal Fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

<    First Mid Bank has $17 million  available in overnight  Federal Fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and tier 1 capital to total assets. As of June 30, 2002, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.56% and tier 1 capital to total assets of 7.88% exceeded minimum regulatory requirements.

<    First Mid Bank can also borrow from the Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2002, the excess collateral at the Federal Home Loan Bank will support approximately $26 million of additional advances.

<    First Mid Bank also  receives  deposits  from the  State of  Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

<    First  Mid Bank is also a member  of the  Federal  Reserve  System  and can borrow funds provided that sufficient collateral is pledged.

<    In addition,  the Company has a revolving credit agreement in the amount of
     $10 million with The Northern Trust Company. The Company has an outstanding balance of $4,325,000 as of June 30, 2002, and $5,675,000 in available funds. The credit agreement matures on November 19, 2002. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2002.

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

         The following table summarizes significant contractual obligations and other commitments at June 30, 2002 (in thousands):

                            Time                     Operating
                        Deposits     Borrowings*        Leases        Total
                   -------------- --------------- ------------- ------------
     2002               $175,110         $58,491          $129     $233,730
     2003                 41,433           5,200           204       46,837
     2004                  8,511           5,200           204       13,915
     2005                  6,025             200           152        6,377
     2006                  2,880           5,200           126        8,206
     Thereafter              256           3,200           891        4,347
                   -------------- --------------- ------------- ------------
            Total       $234,215         $77,491        $1,706     $313,412
                   ============== =============== ============= ============
     Commitments to extend credit                                  $ 88,550

                   *Borrowings included at earlier of call date or maturity


     For the six-month period ended June 30, 2002, net cash of $8.0 million was provided from operating activities, while investing activities and financing activities used net cash of $9.5 million and $6.3 million, respectively. Thus, cash and cash equivalents decreased by $7.8 million since year-end 2001. Generally, during 2002, the decreases in deposits and customer repurchase agreements due to seasonal outflow reduced cash balances. Also, declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2001. Management believes that it has adequate sources of liquidity to meet its contractual obligations as well as to provide for contingencies that might reasonably be expected to occur.

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

         None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 22, 2002. At the meeting, Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom were elected to serve as Class I directors with terms expiring in 2005. Continuing Class III directors (term expiring in 2004) are Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks and continuing Class II directors (term expiring in 2003) are Richard A. Lumpkin and William S. Rowland. The stockholders also approved an amendment to the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan.

         There were 3,068,654 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the items listed above, was as follows:

Election of Directors                           For                    Withheld
---------------------                           ---                    --------
Kenneth R. Diepholz                          3,047,246                  21,408
Steven L. Grissom                            3,042,396                  26,258
Gary W. Melvin                               3,046,484                  22,170


                  Approval of Amendment to Stock Incentive Plan
                 For                Against            Withheld
                 ---                -------            --------
              2,977,125              77,930             13,599








ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

(b) Reports on Form 8-K: Form 8-K was filed by the Company on May 13, 2002 and Form 8-K/A was filed by the Company on May 17, 2002 regarding the change in auditor of the Company's 401(k) Profit Sharing Plan.

     Form 8-K was filed by the Company on July 24, 2002 regarding plans of First Mid Bank to open new banking centers in Champaign and Maryville, Illinois, which are subject to regulatory approval.

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


FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

/s/ William S. Rowland
--------------------------------------
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
--------------------------------------
Michael L. Taylor
Chief Financial Officer




Dated:   August 13, 2002

                           Exhibit Index to Form 10-Q

  Exhibit
   Number            Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
    11.1      Statement re:  Computation of Earnings Per Share
              (Filed herewith on page 8)

     99.1     Chief Executive Officer  Certification  pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002

    99.2      Chief Financial Officer  Certification  pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 Of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 99.1




                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







Date:    August 13, 2002                   /s/ William S. Rowland
                                           -------------------------------------
                                           William S. Rowland
                                           President and Chief Executive Officer

                                                                    Exhibit 99.2




                            Certification Pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







Date:  August 13, 2002                      /s/ Michael L. Taylor
                                            ------------------------------------
                                            Michael L. Taylor
                                            Chief Financial Officer