Form 10-Q
period 2002-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2002-11-15
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                         Commission file number: 0-13368


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


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 14, 2002, 3,193,932 common shares, $4.00 par value, were outstanding. The outstanding shares have been adjusted to reflect a three-for-two stock split paid on November 16, 2001. (See Notes to Consolidated Financial Statements).

PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)               September 30, December 31,
(In thousands, except share data)                              2002        2001
                                                      ------------- ------------
Assets
Cash and due from banks:
  Non-interest bearing                                    $ 23,325     $ 23,471
  Interest bearing                                          20,954        5,400
Federal funds sold                                          33,750        4,225
                                                      ------------- ------------
  Cash and cash equivalents                                 78,029       33,096
Investment securities:
  Available-for-sale, at fair value                        150,068      160,096
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,956 and $2,136 at September 30, 2002
    and December 31, 2001, respectively)                     1,917        2,071
Loans                                                      500,242      473,243
Less allowance for loan losses                              (3,899)      (3,702)
                                                      ------------- ------------
  Net loans                                                496,343      469,541
Premises and equipment, net                                 16,361       16,656
Accrued interest receivable                                  6,518        6,790
Goodwill, net                                               10,727       11,094
Intangible assets, net                                       2,848        1,298
Other assets                                                 6,783        5,337
                                                      ------------- ------------
 Total assets                                             $769,594    $ 705,979
                                                      ============= ============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                    $ 86,559     $ 80,265
  Interest bearing                                         524,269      479,155
                                                      ------------- ------------
  Total deposits                                           610,828      559,420
Accrued interest payable                                     1,768        2,370
Securities sold under agreements to repurchase              35,184       38,879
Other borrowings                                            43,625       37,625
Other liabilities                                            6,747        3,760
                                                      ------------- ------------
  Total liabilities                                        698,152      642,054
                                                      ------------- ------------
Stockholders' Equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,601,937 shares in 2002 and
  3,546,060 shares in 2001                                  14,408       14,184
Additional paid-in-capital                                  14,408       13,288
Retained earnings                                           44,636       39,500
Deferred compensation                                        1,536        1,392
Accumulated other comprehensive income                       2,636          740
Less treasury stock at cost, 207,870 shares
  in 2002 and 174,216 shares in 2001                        (6,182)      (5,179)
                                                      ------------- ------------
Total stockholders' equity                                  71,442       63,925
                                                      ------------- ------------
Total liabilities and stockholders' equity                $769,594     $705,979
                                                      ============= ============



See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)      Three months ended  Nine months ended
                                               September 30,     September 30,
                                               ------------      -------------
                                               2002     2001     2002      2001
                                            -------- -------- -------- ---------
Interest income:
Interest and fees on loans                  $ 8,496  $ 9,403  $25,317   $27,765
Interest on investment securities             1,800    1,926    5,578     6,309
Interest on federal funds sold                   42      168      117       255
Interest on deposits with
  other financial institutions                   46       28       57        30
                                            -------- -------- -------- ---------
  Total interest income                      10,384   11,525   31,069    34,359
                                            -------- -------- -------- ---------
Interest expense:
Interest on deposits                          2,881    4,690    9,255    14,714
Interest on securities sold under
  agreements to repurchase                       85      236      257       779
Interest on Federal Home Loan Bank advances     489      409    1,419     1,232
Interest on federal funds purchased               4        -        6        12
Interest on debt                                 46       53      131       189
                                            -------- -------- -------- ---------
  Total interest expense                      3,505    5,388   11,068    16,926
                                            -------- -------- -------- ---------
  Net interest income                         6,879    6,137   20,001    17,433
                                            -------- -------- -------- ---------
Provision for loan losses                       500      150      775       450
                                            -------- -------- -------- ---------
  Net interest income after
    provision for loan losses                 6,379    5,987   19,226    16,983
                                            -------- -------- -------- ---------
Other income:
Trust revenues                                  470      455    1,398     1,426
Brokerage commissions                            61       62      195       174
Insurance commissions                           331       18      835        97
Service charges                               1,092      793    2,609     2,309
Securities gains, net                           107       14      223       154
Mortgage banking revenue                        335      290    1,002       764
Other                                           516      444    1,413     1,368
                                            -------- -------- -------- ---------
  Total other income                          2,912    2,076    7,675     6,292
                                            -------- -------- -------- ---------
Other expense:
Salaries and employee benefits                3,242    2,850    9,344     8,152
Net occupancy and equipment expense           1,043      990    3,023     2,899
Amortization of goodwill                        122      235      366       671
Amortization of other intangible assets         121       78      355       245
Stationery and supplies                         174      164      452       501
Legal and professional                          230      229      726       717
Marketing and promotion                         140      155      449       544
Other                                         1,244      853    3,354     2,602
                                            -------- -------- -------- ---------
  Total other expense                         6,316    5,554   18,069    16,331
                                            -------- -------- -------- ---------
Income before income taxes                    2,975    2,509    8,832     6,944
Income taxes                                    988      817    2,918     2,172
                                            -------- -------- -------- ---------
  Net income                                $ 1,987  $ 1,692  $ 5,914   $ 4,772
                                            ======== ======== ======== =========
Per share data:
Basic earnings per share                       $.58     $.50   $ 1.74     $1.41
Diluted earnings per share                     $.58     $.50   $ 1.73     $1.41
                                            ======== ======== ======== =========


See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)           Nine months ended
(In thousands)                                               2002        2001
                                                         ----------- -----------
Cash flows from operating activities:
Net income                                                  $ 5,914     $ 4,772
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                     775         450
  Depreciation, amortization and accretion, net               2,649       2,253
  Gain on sale of securities, net                              (223)       (154)
  Loss on sale of other real property owned, net                 16           1
  Gain on sale of mortgage loans held for sale, net            (840)       (647)
  Origination of mortgage loans held for sale               (62,924)    (48,140)
  Proceeds from sale of mortgage loans held for sale         65,639      45,827
  Write-off of investment                                       250           -
  (Increase) decrease in other assets                        (3,232)        736
  Increase (decrease) in other liabilities                    2,545        (904)
                                                         ----------- -----------
Net cash provided by operating activities                    10,569       4,195
                                                         ----------- -----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                      (5)        (43)
Purchases of premises and equipment                          (1,128)     (1,344)
Net increase in loans                                       (29,452)    (10,288)
Proceeds from sales of securities available-for-sale         12,091       6,850
Proceeds from maturities of:
  Securities available-for-sale                              26,202      73,006
  Securities held-to-maturity                                   301          35
Purchases of securities available-for-sale                  (25,349)    (66,373)
Purchases of securities held-to-maturity                       (123)       (347)
Net cash provided by acquisition                                 15         606
                                                         ----------- -----------
Net cash provided by (used in) investing activities         (17,448)      2,102
                                                         ----------- -----------
Cash flows from financing activities:
Net increase (decrease) in deposits                          51,408      21,196
Increase (decrease) in repurchase agreements                 (3,695)      3,268
Decrease in short-term FHLB advances                              -     (15,000)
Increase in long-term FHLB advances                           5,000       3,000
Increase in other borrowings                                    200           -
Proceeds from issuance of common stock                          432         294
Purchase of treasury stock                                     (859)       (848)
Dividends paid on common stock                                 (674)       (590)
                                                         ----------- -----------
Net cash used in financing activities                        51,812      11,318
                                                         ----------- -----------
Increase in cash and cash equivalents                        44,933      17,615
                                                         ----------- -----------
Cash and cash equivalents at beginning of period             33,096      24,840
                                                         ----------- -----------
Cash and cash equivalents at end of period                  $78,029     $42,455
                                                         =========== ===========

Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                  $ 8,165     $16,739
  Income Taxes                                                3,109         562
Loans transferred to real estate owned                        1,049       2,402
Dividends reinvested in common stock                            913         778
                                                         =========== ===========

Notes to Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance") and The Checkley Agency, Inc. ("Checkley"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2002, and 2001, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 2002, are not necessarily indicative of the results expected for the year ending December 31, 2002.

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


Stock Split

         On November 16, 2001, the Company effected a three-for-two stock split in the form of a 50 percent stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All 2001 share and per share amounts have been restated giving retroactive recognition to the stock split.


Recent Accounting Pronouncements

         In September 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

         In connection with the SFAS 142 transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication would exist that the reporting unit goodwill might be impaired and the Company would perform the second step of the transitional impairment test to determine whether a transitional impairment loss existed. In addition, the Company has chosen September 30 as the date of its annual testing of goodwill for impairment. The Company performed the testing of goodwill for impairment as of June 30, 2002 and September 30, 2002 and determined as of each of the above dates that goodwill was not impaired. The second step was not required to be completed as the Company determined that its goodwill was not impaired.

         As of January 1, 2002, the date of adoption of SFAS 142, the Company had unamortized goodwill in the amount of $11.1 million, of which $4 million was subject to the transition provisions of SFAS 142 and is no longer being amortized. The remaining $7.1 million is for acquisition of branches whereby the liabilities assumed were greater than the assets obtained and continues to be amortized. The Company also had core deposit intangibles of $1.3 million, which also continue to be amortized. In January 2002, the Company added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of September 30, 2002 and December 31, 2001 (in thousands):


                                             9/30/02               12/31/01
                                     --------------------- ---------------------
                                      Gross                 Gross
                                     Carrying  Accumulated Carrying  Accumulated
                                      Value   Amortization   Value  Amortization
                                     -------- ------------ -------- ------------

Goodwill not subject to amortization  $7,054       $3,019   $7,054       $3,019
Goodwill from branch acquisitions      8,755        2,063    8,755        1,696
Core deposit intangibles               2,805        1,734    2,805        1,507
Other intangibles                      1,904          127        -            -
                                     -------- ------------ -------- ------------
                                     $20,518       $6,943  $18,614        6,222
                                     ======== ============ ======== ============

         Aggregate amortization for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands).

Aggregate amortization expense:
    For period ended 9/30/02                                  $721

Estimated amortization expense:
    For the period 10/1/02-12/31/02                           $242
    For year ended 12/31/03                                   $960
    For year ended 12/31/04                                   $859
    For year ended 12/31/05                                   $840
    For year ended 12/31/06                                   $840
    For year ended 12/31/07                                   $786

         The adoption of SFAS 142 resulted in a net income increase of $309,000 or $.09 in basic and diluted earnings per share for the nine months ended September 30, 2002. For the nine months ended September 30, 2002, amortization expense related to core deposit intangibles was $228,000, amortization expense related to other intangibles was $127,000 and amortization expense related to goodwill from branch acquisitions was $366,000. For the nine months ended September 30, 2001, amortization expense related to goodwill no longer amortizable due to adoption of SFAS 142 was $305,000, amortization expense related to core deposit intangibles was $245,000 and amortization expense related to goodwill from branch acquisitions was $366,000.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement brings all business combinations involving financial institutions, except mutual enterprises, into the scope of SFAS 141, "Business Combinations." SFAS 147, which is generally effective as of October 1, 2002, requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of a part of a financial institution that meet the definition of a business, be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142, "Goodwill and Other Intangible Assets." Accordingly, the specialized accounting guidance of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," will not apply after September 30, 2002. Upon adoption of SFAS 147, if certain criteria are met, unidentifiable intangible assets will be reclassified to goodwill and will cease being amortized effective as of the date of adoption of SFAS 142, and previously issued financial statements will be required to be restated. SFAS 147 also amends the scope of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. The Company is currently evaluating the impact of the adoption of SFAS 147 on its financial condition and results of operations.

Comprehensive Income

         The Company's comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 is as follows:


                                        Three months ended  Nine months ended
                                          September 30,        September 30,
                                       ------------------- -------------------
(In thousands)                            2002      2001      2002      2001
                                       --------- --------- --------- ---------
Net income                               $1,987    $1,692    $5,914    $4,772
Other comprehensive income:
  Unrealized gain during the period       1,169     1,126     3,318     3,416
  Less realized gain during the period     (107)      (14)     (223)     (154)
  Tax effect                               (411)     (431)   (1,199)   (1,264)
                                       --------- --------- --------- ---------
Comprehensive income                     $2,638    $2,373    $7,810    $6,770
                                       ========= ========= ========= =========

Earnings Per Share

         A three-for-two common stock split was effected on November 16, 2001, in the form of a distribution of a 50% stock dividend for the stockholders of record at the close of business on October 26, 2001. Accordingly, information with respect to shares of common stock and earnings per share has been restated for 2001 periods presented to fully reflect the stock split. Income for basic earnings per share is based on the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six month periods ended September 30, 2002 and 2001 are as follows:

                                               Three months ended         Nine months ended
                                                  September 30,             September 30,
                                           ------------------------- -------------------------
                                               2002         2001         2002         2001
                                           ------------ ------------ ------------ ------------
Basic Earnings per Share:
Net income                                  $1,987,000   $1,692,000   $5,914,000   $4,772,000
Weighted average common shares outstanding   3,398,110    3,386,038    3,389,586    3,378,931
                                           ============ ============ ============ ============
Basic earnings per common share                  $ .58        $ .50       $ 1.74        $1.41
                                           ============ ============ ============ ============
Diluted Earnings per Share:
Weighted average common shares outstanding   3,398,110    3,386,038    3,389,586    3,378,931
Assumed conversion of stock options             26,897        8,170       24,365        6,781
                                           ------------ ------------ ------------ ------------
Diluted weighted average common
  shares outstanding                         3,425,007    3,394,208    3,413,951    3,385,712
                                           ============ ============ ============ ============
Diluted earnings per common share                $ .58        $ .50       $ 1.73        $1.41
                                           ============ ============ ============ ============


Mergers and Acquisitions

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

         On January 29, 2002, the Company acquired all of the issued and outstanding stock of Checkley, an insurance agency headquartered in Mattoon, Illinois. Checkley was purchased for cash with a portion ($750,000) paid at closing and the remainder ($1,000,000) to be paid, pursuant to a promissory note, over a five-year period ending January 2007. Checkley operates as a separate subsidiary of the Company and provides customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, the Company became a financial holding company under the Gramm-Leach-Bliley Act on December 14, 2001. The results of Checkley's operations are included in the consolidated financial statements since the acquisition date.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Overview

         Net income for the three months ended September 30, 2002 was $1,987,000 ($.58 diluted EPS), an increase of $295,000 from $1,692,000 ($.50 diluted EPS) for the same period in 2001. Net income for the nine months ended September 30, 2002 was $5,914,000 ($1.73 diluted EPS), an increase of $1,142,000 from
$4,772,000 ($1.41 diluted EPS) for the same period in 2001. The adoption of SFAS 142 resulted in a net income increase of $103,000 or $.03 in basic and diluted earnings per share for the three months ended September 30, 2002. For the nine months ended September 30, 2002, net income increased $309,000 or $.09 in basic and diluted earnings per share.

         A summary of the factors that contributed to the changes in net income is shown in the table below.
                                                           2002 vs. 2001
                                                    Three months   Nine months
(In thousands)                                         Ended           Ended
                                                    September 30   September 30
                                                 ---------------- --------------
Net interest income                                       $ 392          $2,243
Other income, including securities transactions             836           1,383
Other expenses                                             (762)         (1,738)
Income taxes                                               (171)           (746)
                                                 ---------------- --------------
Increase in net income                                    $ 295          $1,142
                                                 ================ ==============

         The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2002 and 2001, as compared to the performance ratios for the year ended December 31, 2001:


                                  September 30,   September 30,    December 31,
                                           2002            2001            2001
                                 --------------- --------------- ---------------
Return on average assets                  1.11%            .96%            .97%
Return on average equity                 11.62%          10.45%          10.56%
Average equity to average assets          9.56%           9.22%           9.20%



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


                                                 Nine months Ended          Nine months Ended
                                                September 30, 2002         September 30, 2001
                                        ------------------------------------------------------------
                                          Average             Average    Average            Average
                                          Balance  Interest     Rate     Balance   Interest   Rate
                                        ------------------------------------------------------------
ASSETS
Interest-bearing deposits                 $ 4,674      $ 57      1.63%   $ 1,499       $ 30    2.69%
Federal funds sold                          9,838       117      1.59%     8,889        255    3.83%
Investment securities
  Taxable                                 131,452     4,587      4.65%   117,261      5,260    5.98%
  Tax-exempt (1)                           28,928     1,502      6.92%    30,635      1,589    6.92%
Loans (2)(3)                              479,062    25,317      7.05%   448,357     27,765    8.26%
                                        ------------------------------------------------------------
Total earning assets                      653,954    31,580      6.44%   606,641     34,899    7.67%
                                        ------------------------------------------------------------
Cash and due from banks                    18,304                         16,873
Premises and equipment                     16,464                         16,249
Other assets                               25,062                         23,823
Allowance for loan losses                  (3,785)                        (3,593)
                                        ----------                    -----------
otal assets                              $709,999                       $659,993
                                        ==========                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                        $196,577   $ 2,023      1.37%  $175,875    $ 3,499    2.65%
  Savings deposits                         51,213       625      1.63%    40,667        695    2.28%
  Time deposits                           235,473     6,607      3.74%   249,640     10,520    5.62%
Securities sold under
  agreements to repurchase                 31,983       257      1.07%    27,688        779    3.75%
FHLB advances                              37,440     1,419      5.05%    28,342      1,232    5.79%
Federal funds purchased                       400         6      2.00%       301         12    5.20%
Other debt                                  5,243       131      3.33%     4,325        189    5.81%
                                        ------------------------------------------------------------
Total interest-bearing
    liabilities                           558,329    11,068      2.64%   526,838     16,926    4.28%
                                        ------------------------------------------------------------

Non interest-bearing demand deposits       76,837                        66,575
Other liabilities                           6,965                         5,711
Stockholders' equity                       67,868                        60,869
                                        ----------                    -----------
Total liabilities & equity               $709,999                      $659,993
                                        ==========                    ===========
Net interest income (TE)                            $20,512                         $17,973
                                                  ==========                      ==========
Net interest spread                                              3.80%                         3.39%
Impact of non-interest
 bearing funds                                                    .38%                          .56%
Net yield on interest-
  earning assets (TE)                                            4.18%                         3.95%
                                                            ==========                      ========


(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material. (3) Nonaccrual loans are not material and have been included in the average balances.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the nine months ended September 30, 2002, as compared to the same period in 2001 (in thousands):

                                        For the nine months ended September 30,
                                                 2002 compared to 2001
                                                  Increase / (Decrease)
                                      ------------------------------------------
                                         Total                             Rate/
                                        Change     Volume      Rate    olume (4)
        Earning Assets:
        Interest-bearing deposits         $ 27       $ 64     $ (12)      $ (25)
        Federal funds sold                (138)        27      (149)        (16)
        Investment securities:
          Taxable                         (673)       636    (1,170)       (139)
          Tax-exempt (1)                   (87)       (89)        2           -
        Loans (2)(3)                    (2,448)     1,902    (4,069)       (281)
                                      ------------------------------------------
          Total interest income         (3,319)     2,540    (5,398)       (461)
                                      ------------------------------------------

        Interest-Bearing Liabilities:
        Interest-bearing deposits
          Demand deposits               (1,476)       411    (1,688)       (199)
          Savings deposits                 (70)       180      (198)        (52)
          Time deposits                 (3,913)      (597)   (3,520)        204
        Securities sold under
          agreements to repurchase        (522)       121      (557)        (86)
        FHLB advances                      187        395      (157)        (51)
        Federal funds purchased             (6)         4        (7)         (3)
        Other debt                         (58)        40       (80)        (18)
                                      ------------------------------------------
           Total interest expense       (5,858)       554    (6,207)       (205)
                                      ------------------------------------------
          Net interest income           $2,539     $1,986     $ 809      $ (256)
                                      ==========================================

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

         On a tax equivalent basis, net interest income increased $2,539,000, or 14.1% to $20,512,000 for the nine months ended September 30, 2002, from $17,973,000 for the same period in 2001. The increase in net interest income was primarily due to a growth in net interest earning assets and an increase in net interest spread.

         For the nine months ended September 30, 2002, average earning assets increased by $47,313,000, or 7.8%, and average interest-bearing liabilities increased $31,491,000, or 6.0%, compared with average balances for the same period in 2001. Changes in average balances, as a percent of average earnings assets, are shown below:

     <    average loans (as a percent of average earnings assets)  decreased .6%
          to 73.3% for the nine months ended September 30, 2002, from 73.9% for the same period in 2001.

     <    average securities (as a percent of average earnings assets) increased
          .1% to 24.5% for the nine months ended September 30, 2002, from 24.4% for the same period in 2001.

Provision for Loan Losses

         The provision for loan losses for the three months ended September 30, 2002 and 2001 was $500,000 and $150,000, respectively. The increase in the provision was a result of an increased risk in the loan portfolio, uncertain income conditions, and an increase in charge-offs. The Company incurred net charge-offs of $314,000 for the three months ended September 30, 2002 as compared to $57,000 for the same period in 2001. The provision for loan losses for the nine months ended September 30, 2002 and 2001 was $775,000 and $450,000, respectively. The increase in the provision was a result of an increased risk in the loan portfolio, uncertain income conditions, and an increase in charge-offs. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months and nine months ended September 30, 2002 and 2001 (in thousands):


                             Three months ended              Nine months ended
                                September 30,                  September 30,
                          2002        2001   $ Change       2002      2001    $ Change
                      ---------- ---------- ---------- ---------- ---------- ----------
Trust                      $470       $455       $ 15     $1,398     $1,426      $ (28)
Brokerage                    61         62         (1)       195        174         21
Insurance commissions       331         18        313        835         97        738
Service charges           1,092        793        299      2,609      2,309        300
Security gains              107         14         93        223        154         69
Mortgage banking            335        290         45      1,002        764        238
Other                       516        444         72      1,413      1,368         45
                      ---------- ---------- ---------- ---------- ---------- ----------
  Total other income     $2,912     $2,076       $836     $7,675     $6,292     $1,383
                      ========== ========== ========== ========== ========== ==========

         Explanations for the three months ended September 30, 2002 as compared to the same period in 2001:

     <    Trust  revenues  increased  $15,000 or 3.3% to $470,000 from $455,000.
          Trust assets, reported at market value, were $310 million at September 30, 2002 compared to $288 million at September 30, 2001.

     <    Revenues  from  brokerage  decreased  $1,000 or 1.6% to  $61,000  from
          $62,000.

     <    Insurance  commissions increased $313,000 or 1,738.9% to $331,000 from
          $18,000. This increase is due to the acquisition of Checkley in January 2002.

     <    Fees from service  charges  increased  $299,000 or 37.7% to $1,092,000 from $793,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege. Under Payment Privilege, overdrafts up to a limit of $500 are automatically paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    Sales of investment  securities resulted in a net gain of $107,000, as compared to a net gain of $14,000 for the same quarter in 2001. The net gain in 2002 resulted primarily from the sale of a $1 million available-for-sale security.

     <    Mortgage  banking income  increased  $45,000 or 15.5% to $335,000 from
          $290,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of lower interest rates. Loans sold balances are as follows:

          <    $25.4 million (representing 260 loans) for the 3rd quarter 2002.
          <    $19.0 million (representing 217 loans) for the 3rd quarter 2001.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

<        Other income decreased $72,000 or 16.2% to $516,000 from $444,000.

         Explanations for the nine months ended September 30, 2002 as compared to the same period in 2001:

     <    Trust  revenues   decreased   $28,000  or  2.0%  to  $1,398,000   from
          $1,426,000. Trust assets, reported at market value, were $310 million at September 30, 2002 and $288 million at September 30, 2001. However, approximately 50% of trust revenue is market value dependent. The overall decline in equity prices in the United States has resulted in reduced levels of trust revenue. Absent an increase in overall equity prices, management does not expect increases in trust revenue other than that generated through new business.

     <    Revenues from  brokerage  increased  $21,000 or 12.1% to $195,000 from
          $174,000. This was primarily due to increased annuity sales.

     <    Insurance  commissions  increased  $738,000 or 760.8% to $835,000 from
          $97,000. This increase is due to the acquisition of Checkley in January 2002.

     <    Fees from service  charges  increased  $300,000 or 13.0% to $2,609,000 from $2,309,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege. Under Payment Privilege, overdrafts up to a limit of $500 are automatically paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    Sales of investment  securities  resulted in a net gain of $223,000 as compared to $154,000 for the same period in 2001. Each period had sales of several securities in the available-for-sale portfolio to improve the overall portfolio mix and the margin.

     <    Mortgage banking income increased $238,000 or 31.2% to $1,002,000 from
          $764,000. This increase was due to a higher number of fixed rate loans originated and sold by First Mid Bank as a result of lower interest rates. Loans sold balances are as follows:

          <    $64.8  million  (representing  695 loans) for the nine  months in
               2002.

          <    $45.2  million  (representing  520 loans) for the nine  months in
               2001.

     <    Other income increased $45,000 or 3.3% to $1,413,000 from $1,368,000.

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and nine months ended September 30, 2002 and 2001 (in thousands):

                                    Three months ended              Nine months ended
                                       September 30,                  September 30,
                            ---------- ---------- ---------- ---------- ---------- ----------
                                 2002       2001   $ Change       2002       2001   $ Change
                            ---------- ---------- ---------- ---------- ---------- ----------
Salaries and benefits         $ 3,242    $ 2,850      $ 392    $ 9,344    $ 8,152     $1,192
Occupancy and equipment         1,043        990         53      3,023      2,899        124
Amortization of goodwill          122        235       (113)       366        671       (305)
Amortization of intangibles       121         78         43        355        245        110
Stationery and supplies           174        164         10        452        501        (49)
Legal and professional fees       230        229          1        726        717          9
Marketing and promotion           140        155        (15)       449        544        (95)
Other operating expenses        1,244        853        391      3,354      2,602        752
                            ---------- ---------- ---------- ---------- ---------- ----------
  Total other expense         $ 6,316    $ 5,554      $ 762    $18,069    $16,331     $1,738
                            ========== ========== ========== ========== ========== ==========


         Explanations for the three months ended September 30, 2002 as compared to the same period in 2001:

     <    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased  $392,000 or 13.8% to $3,242,000 from  $2,850,000.
          This increase can be explained by merit increases for continuing employees and an increase in the number of employees due to the acquisition of Checkley in January 2002. There were 312 full-time equivalent employees at September 30, 2002 compared to 293 at September 30, 2001.

     <    Occupancy  and  equipment   expense   increased  $53,000  or  5.4%  to
          $1,043,000 from $990,000. This increase included building maintenance, utilities and rent expense for Checkley.

     <    Amortization of goodwill expense decreased due to the adoption of SFAS
          No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill totaling $4 million at January 1, 2002 is no longer being amortized. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $7.1 million at January 1, 2002. Amortization of other intangibles expense increased $43,000 as a result of the acquisition of Checkley ($48,000), partially offset by the reduction of core deposit intangible expense ($5,000).

     <    Other operating expenses increased $391,000 or 45.8%. This increase is mostly the result of $275,000 of consulting fees related to the payment privilege program implemented in June of 2002.

     <    All other categories of operating  expenses  decreased a net of $4,000 or .7% to $544,000 from $548,000.


          Explanations for the nine months ended September 30, 2002 as compared to the same period in 2001:

     <    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased $1,192,000 or 14.6% to $9,344,000 from $8,152,000.
          This increase can be explained by merit increases for continuing employees and an increase in the number of employees due to the acquisition of Checkley in January 2002 and American Bank of Illinois in April 2001.

     <    Occupancy  and  equipment  expense  increased   $124,000  or  4.3%  to
          $3,023,000   from   $2,899,000.   This  increase   included   building
          maintenance, utilities and depreciation expense for all buildings.

     <    Amortization of goodwill expense decreased due to the adoption of SFAS
          No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill totaling $4 million at January 1, 2002 is no longer being amortized. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $7.1 million at January 1, 2002. Amortization of other intangibles expense increased $110,000 as a result of the acquisition of Checkley ($127,000), partially offset by the reduction of core deposit intangible expense ($17,000).

     <    Other operating expenses increased $752,000 or 28.9%. This increase is partially the result of a $250,000 write-off of an investment in a venture capital fund. During the second quarter, management determined that the probability of recovery of the investment was remote and, accordingly, charged off the investment through a direct charge to earnings. The Company has no other such investments. The increase is also due to $275,000 of consulting fees related to the payment privilege program implemented in June of 2002.

     <    All other categories of operating expenses decreased a net of $135,000 or 7.7% to $1,627,000 from $1,762,000. This decrease is due to higher expenses in 2001 as a result of the acquisition of American Bank of Illinois in April 2001.

Income Taxes

         Total income tax expense amounted to $2,918,000 (33.0% effective tax rate) for the nine months ended September 30, 2002, compared to $2,172,000 (31.3% effective tax rate) for the same period in 2001. The increase in the effective tax rate is due to increased loan interest income, partially offset by a decrease in interest income from U.S. Treasury securities.

Analysis of Balance Sheets

Loans

         The loan portfolio is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2002 and December 31, 2001 (in thousands):

                                     September 30,      December 31,
                                         2002               2001
                                   ---------------- ----------------
     Real estate - residential            $120,894         $136,965

     Real estate - agricultural             47,921           41,922
     Real estate - commercial              170,343          152,986
                                   ---------------- ----------------
      Total real estate - mortgage        $339,158         $331,873
     Commercial and agricultural           127,106          107,620
     Installment                            32,364           32,522
     Other                                   1,614            1,228
                                   ---------------- ----------------
       Total loans                        $500,242         $473,243
                                   ================ ================

         At September 30, 2002, the Company had loan concentrations in agricultural industries of $89.2 million, or 17.8%, of outstanding loans and $82.6 million, or 17.5%, at December 31, 2001. The Company had no further loan concentrations in excess of 10% of outstanding loans.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on real estate lending and a historical strong local housing market. The balance of real estate loans held for sale amounted to $3,696,000 and $5,571,000 as of September 30, 2002 and December 31, 2001, respectively.

         The following table presents the balance of loans outstanding as of September 30, 2002, by maturities (dollars in thousands):

                                                  Maturity (1)
                                  ---------------------------------------------
                                                  Over 1
                                    One year     through      Over
                                   or less (2)   5 years    5 years      Total
                                  ------------ ---------- ---------- ----------
   Real estate - residential         $ 52,906   $ 64,956     $3,032   $120,894
   Real estate - agricultural           8,989     32,335      6,597     47,921
   Real estate - commercial            49,161    101,871     19,311    170,343
                                  ------------ ---------- ---------- ----------
     Total real estate - mortgage    $111,056   $199,162   $ 28,940   $339,158
   Commercial and agricultural         81,671     41,809      3,626    127,106
   Installment                         17,211     15,106         47     32,364
   Other                                  281        825        508      1,614
                                  ------------ ---------- ---------- ----------
     Total loans                     $210,219   $256,902   $ 33,121   $500,242
                                  ============ ========== ========== ==========

        (1) Based on scheduled principal repayments. (2) Includes demand loans, past due loans and overdrafts.

         As of September 30, 2002, loans with maturities over one year consisted of approximately $261,253,000 in fixed rate loans and $28,770,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

         The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2002 and December 31, 2001 (in thousands):

                                             September 30,   December 31,
                                                      2002           2001
                                            --------------- --------------
Nonaccrual loans                                    $3,689         $3,419
Renegotiated loans which are performing
  in accordance with revised terms                      32            188
                                            --------------- --------------
Total Nonperforming Loans                           $3,721         $3,607
                                            =============== ==============


         At September 30, 2002, approximately $1,842,000 of the nonperforming loans resulted from collateral dependent loans to two borrowers. The $270,000 increase in nonaccrual loans during the nine months ended September 30, 2002, resulted from the net of $659,000 of loans transferred to other real estate owned, $2,175,000 of loans made current or paid-off and $3,104,000 of loans put on nonaccrual status.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $127,000 for the nine months ended September 30, 2002 and $247,000 for the year ended December 31, 2001. Interest income on these loans that was included in income totaled $2,000 and $16,000 for the same periods.

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

         Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2002 the Company's loan portfolio included $89.2 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $6.6 million from $82.6 million at December 31, 2001. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially to loan losses within the agricultural portfolio.


         Analysis of the allowance for loan losses as of September 30, 2002 and 2001, and of changes in the allowance for the three and nine month periods ended September 30, 2002 and 2001, is as follows (dollars in thousands):

                                           Three months ended      Nine months ended
                                              September 30,           September 30,
                                            2002       2001        2002      2001
                                         ---------- ---------- ---------- ----------
 Average loans outstanding,
    net of unearned income                $479,062   $448,357   $479,062   $448,357
  Allowance-beginning of period            $ 3,713    $ 3,418    $ 3,702    $ 3,262
  Balance added through acquisitions             -        275          -        275
  Charge-offs:
  Real estate-mortgage                          27         11        169         21
  Commercial, financial & agricultural         268         17        326        141
  Installment                                   56         39        144         85
                                         ---------- ---------- ---------- ----------
    Total charge-offs                          351         67        639        247

  Recoveries:
  Real estate-mortgage                          12          -         12          -
  Commercial, financial & agricultural          13          5         15         16
  Installment                                   12          5         34         30
                                         ---------- ---------- ---------- ----------
    Total recoveries                            37         10         61         46
                                         ---------- ---------- ---------- ----------
  Net charge-offs                              314         57        578        201
                                         ---------- ---------- ---------- ----------
  Provision for loan losses                    500        150        775        450
                                         ---------- ---------- ---------- ----------
  Allowance-end of period                  $ 3,899    $ 3,786    $ 3,899    $ 3,786
                                         ========== ========== ========== ==========
  Ratio of annualized net charge offs
    to average loans                          .26%       .05%       .24%       .09%
                                         ========== ========== ========== ==========
  Ratio of allowance for loan losses to
     loans outstanding (less unearned
    interest at end of period)                .78%       .81%       .78%       .81%
                                         ========== ========== ========== ==========
  Ratio of allowance for loan losses
    to nonperforming loans                  104.8%      83.2%     104.8%      83.2%
                                         ========== ========== ========== ==========


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


Securities

         The Company's overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of September 30, 2002 and December 31, 2001 (in thousands):

                                                      September 30,              December 31,
                                                           2002                      2001
                                                 ------------------------- -------------------------
                                                                  % of                      % of
                                                    Amount        Total       Amount        Total
                                                 -------------- ---------- -------------- ----------
U.S. Treasury securities and obligations
 of U.S. government corporations and agencies         $ 57,322        39%       $ 60,852        38%
Obligations of states and
 political subdivisions                                 27,553        19%         29,211        18%
Mortgage-backed securities                              47,042        32%         54,306        34%
Other securities                                        15,765        11%         16,591        10%
                                                 -------------- ---------- -------------- ----------
    Total securities                                  $147,682       100%       $160,960       100%
                                                 ============== ========== ============== ==========

         At September 30, 2002, the Company's investment portfolio showed, as a percentage of total securities, an increase in other securities and in mortgage-backed securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies. All other types of securities remained consistent. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2002 and December 31, 2001 were as follows (in thousands):

                                                               Gross        Gross   Estimated
                                             Amortized    Unrealized   Unrealized        Fair
                                                  Cost         Gains       Losses       Value
                                            ------------ ------------ ------------ -----------
September 30, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies    $ 57,322       $1,764        $ (25)   $ 59,061
Obligations of states and political
 subdivisions                                    25,635        1,443         -         27,078
Mortgage-backed securities                       47,042          815         -         47,857
Federal Home Loan Bank stock                      3,226            -         -          3,226
Other securities                                 12,540          328          (22)     12,846
                                            ------------ ------------ ------------ -----------
 Total available-for-sale                      $145,765      $ 4,350        $ (47)   $150,068
                                            ============ ============ ============ ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $ 1,917         $ 40       $ -        $ 1,957
                                            ============ ============ ============ ===========
December 31, 2001
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies    $ 60,852      $ 1,165        $(181)   $ 61,836
Obligations of states and political
 subdivisions                                    27,140          247         (212)     27,175
Mortgage-backed securities                       54,306          427         (242)     54,491
Federal Home Loan Bank stock                      3,102            -         -          3,102
Other securities                                 13,489           23          (20)     13,492
                                            ------------ ------------ ------------ -----------
  Total available-for-sale                     $158,889      $ 1,862        $(655)   $160,096
                                            ============ ============ ============ ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $ 2,071         $ 70         $ (5)    $ 2,136
                                            ============ ============ ============ ===========


         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2002 and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                      One      After 1    After 5    After
                                      year     through    through     ten
(In thousands)                      or less    5 years   10 years    years      Total
                                  ---------- ---------- ---------- --------- ----------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies          $5,459   $ 50,044    $ 1,000     $ 819   $ 57,322
Obligations of state and
  political subdivisions                  -      6,190     11,660     7,785     25,635
Mortgage-backed securities           11,169     35,873          -         -     47,042
Federal Home Loan Bank stock              -          -          -     3,226      3,226
Other securities                          -          -          -    12,540     12,540
                                  ---------- ---------- ---------- --------- ----------
Total Investments                   $16,628    $92,107    $12,660   $24,370   $145,765
                                  ========== ========== ========== ========= ==========
Weighted average yield                3.98%      4.44%      4.67%     5.49%      4.58%
Full tax-equivalent yield             3.98%      4.56%      6.46%     6.20%      4.93%
                                  ========== ========== ========== ========= ==========
Held-to-maturity:
Obligations of state and
  political subdivisions              $ 225      $ 545      $ 565     $ 582    $ 1,917
                                  ========== ========== ========== ========= ==========
Weighted average yield                5.49%      5.22%      5.57%     5.41%      5.41%
Full tax-equivalent yield             7.96%      7.55%      8.07%     7.84%      7.84%
                                  ========== ========== ========== ========= ==========



         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 2002.

         Investment securities carried at approximately $132,434,000 and $133,208,000 at September 30, 2002 and December 31, 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2002 and for the year ended December 31, 2001 (dollars in thousands):

                              September 30,          December 31,
                                   2002                   2001
                         --------------------- ---------------------
                                     Weighted              Weighted
                                      Average               Average
                           Amount        Rate    Amount        Rate
                         ---------- ---------- ---------- -----------
Demand deposits:
  Non-interest bearing    $ 76,837          -   $ 69,020          -
  Interest bearing         196,577      1.37%    182,404      2.40%
Savings                     51,213      1.63%     41,437      2.23%
Time deposits              235,473      3.74%    247,348      5.45%
                         ---------- ---------- ---------- -----------
  Total average deposits  $560,100      2.20%   $540,209      3.48%
                         ========== ========== ========== ===========


         The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2002 and December 31, 2001 (in thousands):


                                       September 30,     December 31,
                                            2002              2001
                                    ----------------------------------
3 months or less                          $ 31,815           $ 25,503
Over 3 through 6 months                     23,755             20,228
Over 6 through 12 months                    19,618             10,913
Over 12 months                              27,270              4,794
                                    ----------------------------------
  Total                                   $102,458           $ 61,438
                                    ==================================



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

         Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2002 and December 31, 2001 is presented below (in thousands):

                                                    September 30,   December 31,
                                                           2002           2001
                                                   --------------- -------------
  Securities sold under agreements to repurchase          $35,184        $38,879
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                    8,000              -
    Fixed term - due after one year                        30,300         33,300
  Debt:
    Loans due in one year or less                           4,525          4,325
    Loans due after one year                                  800              -
                                                   --------------- -------------
    Total                                                 $78,809        $76,504
                                                   =============== =============
    Average interest rate at end of period                  3.13%          3.15%

Maximum Outstanding at any Month-end
  Securities sold under agreements to repurchase          $39,086        $40,646
  Federal Home Loan Bank advances:
    Overnight                                                 400         12,800
    Fixed term - due in one year or less                    8,000          5,000
    Fixed term - due after one year                        30,300         28,300
  Federal funds purchased                                   3,250          2,850
  Debt:
    Loans due in one year or less                           4,564          4,325
    Loans due after one year                                  800              -
                                                   --------------- -------------
    Total                                                 $86,400        $93,921
                                                   =============== =============
Averages for the Period (YTD)
  Securities sold under agreements to repurchase          $31,983        $29,547
  Federal Home Loan Bank advances:
    Overnight                                                 696          2,161
    Fixed term - due in one year or less                    6,443          3,356
    Fixed term - due after one year                        30,300         23,349
  Federal funds purchased                                     400            236
  Debt:
    Loans due in one year or less                           4,525          4,325
    Loans due after one year                                  718              -
                                                   --------------- -------------
    Total                                                 $75,065        $62,974
                                                   =============== =============
    Average interest rate during the period                 3.22%          4.47%


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

     Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At September 30, 2002, outstanding loan balances include $4,325,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal Funds rate (3.0% as of September 30, 2002) and set to mature November 19, 2002. The balance also includes a $1 million promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.75% as of September 30, 2002) and principal payable annually over five years, with a final maturity of January 2007.


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

         The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at September 30, 2002 (in thousands):

                                              Number of Months Until Next Repricing Opportunity

                                               0-1          1-3       3-6          6-12       12+
                                          ---------- ------------ ------------ ---------- ---------
Interest earning assets:
Federal funds sold                          $54,704        $ -       $ -          $    -       $  -
Taxable investment securities                15,807       18,094    11,324        25,249     52,516
Nontaxable investment securities                 -           782       105           589     27,519
Loans                                       122,614       26,220    50,735        62,899    237,774
                                          ---------- ------------ ------------ ---------- ---------
  Total                                    $193,125     $ 45,096    $ 62,164    $ 88,737   $317,809
                                          ---------- ------------ ------------ ---------- ---------
Interest bearing liabilities:
Savings and N.O.W. accounts                 103,285          661     1,061         2,269     78,567
Money market accounts                        28,398        1,003     1,505         2,853     49,322
Other time deposits                          30,111       36,186    51,835        57,025     81,076
Short-term borrowings/debt                   38,184            -     9,540             -          -
Long-term borrowings/debt                         -            -         -             -     31,100
                                          ---------- ------------ ------------ ---------- ---------
  Total                                   $ 199,978    $  37,850   $ 63,941     $ 62,147   $240,065
                                          ---------- ------------ ------------ ---------- ---------
  Periodic GAP                             $ (6,853)     $ 7,246      $(1,777)  $ 26,590    $77,744
                                          ---------- ------------ ------------ ---------- ---------
  Cumulative GAP                           $ (6,853)       $ 393    $ (1,384)   $ 25,206   $102,950
                                          ========== ============ ============ ========== =========
GAP as a % of interest earning assets:
  Periodic                                    (1.0%)        1.0%    (.3%)           3.8%      11.0%
  Cumulative                                  (1.0%)         .1%    (.2%)           3.6%      14.6%
                                          ========== ============ ============ ========== =========

         The static GAP analysis shows that at September 30, 2002, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income.

         There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's asset liability management committee (ALCO) also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with the bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company's net interest income.


Capital Resources

         At September 30, 2002, the Company's stockholders' equity had increased $7,517,000 or 11.8% to $71,442,000 from $63,925,000 as of December 31, 2001.
During the first nine months of 2002, net income contributed $5,914,000 to equity before the payment of dividends to common stockholders. The change in net unrealized gain/loss on available-for-sale investment securities increased stockholders' equity by $1,896,000, net of tax.

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

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2002 and December 31, 2001, the Company and First Mid Bank have met all capital adequacy requirements.

         As of September 30, 2002, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this categorization.

                                                                              To Be Well
                                                                        Capitalized Under
                                                        For Capital     Prompt Corrective
                                     Actual          Adequacy Purposes  Action Provisions
                             -------------------- --------------------  -----------------
                               Amount     Ratio     Amount     Ratio     Amount    Ratio
                             ---------- --------- ---------- ---------  -------- --------
September 30, 2002
Total Capital
  (to risk-weighted assets)
  Company                     $59,123    11.28%    $41,934    > 8.00%       N/A     N/A
                                                              -
  First Mid Bank               59,788    11.55%     41,401    > 8.00%    $51,752  >10.00%
                                                              -                   -
Tier 1 Capital
  (to risk-weighted assets)
  Company                      55,233    10.54%     20,967    > 4.00%       N/A     N/A
                                                              -
  First Mid Bank               55,889    10.80%     20,701    > 4.00%     31,051  > 6.00%
                                                              -                   -
Tier 1 Capital
  (to average assets)
  Company                      55,233     7.53%     29,321    > 4.00%       N/A     N/A
                                                              -
  First Mid Bank               55,889     7.88%     28,356    > 4.00%     35,445  > 5.00%
                                                              -                   -
December 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                     $54,498    11.23%    $38,810    > 8.00%       N/A     N/A
                                                              -
  First Mid Bank               54,139    11.24%     38,521    > 8.00%    $48,152  >10.00%
                                                              -                   -
Tier 1 Capital
  (to risk-weighted assets)
  Company                      50,796    10.47%     19,405    > 4.00%       N/A     N/A
                                                              -
  First Mid Bank               50,437    10.47%     19,261    > 4.00%    28,891   > 6.00%
                                                              -                   -

Tier 1 Capital
  (to average assets)
  Company                      50,796     7.34%     27,669    > 4.00%       N/A     N/A
                                                              -
  First Mid Bank               50,437     7.36%     27,427    > 4.00%    34,284   > 5.00%
                                                              -                   -

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

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock. In August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $8 million of additional shares. During the nine-month period ending September 30, 2002, the Company repurchased 33,654 shares (.99%) at a total price of $859,000. Since 1998, the Company has repurchased a total of 207,870 shares (6.1%) at a total price of $6,182,000. As of September 30, 2002, the Company was authorized per all repurchase programs to purchase an additional 357,233 shares. Treasury stock is further affected by activity in the Deferred Compensation Plan.

Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal Fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     <    First Mid Bank has $17 million  available  in  overnight  Federal Fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and tier 1 capital to total assets. As of September 30, 2002, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.55% and tier 1 capital to total assets of 7.88% exceeded minimum regulatory requirements.

     <    First Mid Bank can also borrow  from the  Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2002, the excess collateral at the Federal Home Loan Bank will support approximately $16 million of additional advances.

     <    First Mid Bank also receives deposits from the State of Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     <    First Mid Bank is also a member of the Federal  Reserve System and can borrow funds provided that sufficient collateral is pledged.

     <    In  addition,  the  Company has a revolving  credit  agreement  in the amount of $10 million with The Northern Trust Company. The Company has an outstanding balance of $4,325,000 as of September 30, 2002, and $5,675,000 in available funds. The credit agreement matures on November 19, 2002. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2002.

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

         The following table summarizes significant contractual obligations and other commitments at September 30, 2002 (in thousands):

                          Time                 Operating
                      Deposits   Borrowings*      Leases        Total
                   ------------ ------------- ----------- ------------
  2002                $178,947       $59,809         $81     $238,837
  2003                  49,386         5,200         316       54,902
  2004                  16,769         5,200         304       22,273
  2005                   3,359           200         253        3,812
  2006                  12,226         5,200         227       17,653
  Thereafter               266         3,200       1,519        4,985
                   ------------ ------------- ----------- ------------
             Total    $260,953       $78,809      $2,700     $342,462
                   ============ ============= =========== ============
 Commitments to extend credit                                $ 81,087

              *Borrowings included at earlier of call date or maturity

         For the nine-month period ended September 30, 2002, net cash of $10.6 million and $51.8 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $17.4 million. Thus, cash and cash equivalents increased by $45.0 million since year-end 2001. Generally, during 2002, the decreases in deposits and customer repurchase agreements due to seasonal outflow reduced cash balances. Also, declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2001.

         Management believes that it has adequate sources of liquidity to meet its contractual obligations as well as to provide for contingencies that might reasonably be expected to occur.

Effects of Inflation

         Unlike industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are affected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Company's assets and liabilities which are important to the maintenance of acceptable performance levels. The Company attempts to maintain a balance between monetary assets and monetary liabilities to offset these potential effects over time.

Subsequent Events

         On October 25, 2002, the Company increased its revolving credit agreement with The Northern Trust Company from $10 million to $15 million. An additional $5 million was drawn on the line making the outstanding balance $9,325,000. The additional borrowings were utilized to fund the following share repurchase activity.

         On November 1, 2002, the Company acquired, as treasury stock, a total of 200,000 shares of outstanding common stock from two shareholders who are the sisters of a Director of the Company pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $5,500,000. This transaction is more fully described in a Form 8-K filed by the Company on November 1, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the market risks faced by the Company since December 31, 2001. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

     Form 8-K was filed by the Company on November 1, 2002 regarding the Company's acquisition, as treasury stock, of 200,000 shares of outstanding common stock.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

/s/ William S. Rowland                     /s/ Michael L. Taylor
--------------------------------------    --------------------------------------
William S. Rowland                        Michael L. Taylor
President and Chief Executive Officer     Chief Financial Officer


Dated:   November 14, 2002
      -----------------------






                                  CERTIFICATION

        I, William S. Rowland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Mid-Illinois Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date November 14, 2002

By  /s/ William S. Rowland
   -----------------------------------------
   William S.Rowland
   President and Chief Executive Officer




                                  CERTIFICATION

        I, Michael L. Taylor, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Mid-Illinois Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date November 14, 2002

By /s/ Michael L. Taylor
   ---------------------------------
   Michael L. Taylor
   Chief Financial Officer

                           Exhibit Index to Form 10-Q
   Exhibit
   Number        Description and Filing or Incorporation Reference

    11.1     Statement re:  Computation of Earnings Per Share
             (Filed herewith on page 7)

    99.1 President and Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 99.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:    November 14, 2002                 /s/ William S. Rowland
                                           -------------------------------------
                                           William S. Rowland
                                           President and Chief Executive Officer

                                                                    Exhibit 99.2


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 14, 2002            s/ Michael L. Taylor
                                    --------------------------------------------
                                    Michael L. Taylor
                                    Chief Financial Officer