Form 10-K
period 2002-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2003-03-26
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                         Commission file number: 0-13368

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 26, 2003, 3,162,384 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 26, 2003) held by non-affiliates was approximately $92,342,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                               Into Form 10-K Part:
Portions of the Proxy Statement for 2003 Annual
Meeting of Shareholders to be held on May 28, 2003            III

                       First Mid-Illinois Bancshares, Inc.

                           Form 10-K Table of Contents

                                                                  Page

Part I

Item 1     Business                                                  3

Item 2     Properties                                               13

Item 3     Legal Proceedings                                        16

Item 4     Submission of Matters to a Vote of Security Holders      16



Part II

Item 5     Market for Company's Common Shares and Related

             Shareholder Matters                                    17

Item 6     Selected Financial Data                                  18

Item 7     Management's Discussion and Analysis of Financial

             Condition and Results of Operations                    19

Item 7A    Quantitative and Qualitative Disclosures About

             Market Risk                                            43

Item 8     Financial Statements and Supplementary Data              45

Item 9     Changes In and Disagreements with Accountants on

             Accounting and Financial Disclosures                   76



Part III

Item 10    Directors and Executive Officers of the Company          76

Item 11    Executive Compensation                                   76

Item 12    Security Ownership of Certain Beneficial Owners and

             Management                                             76

Item 13    Certain Relationships and Related Transactions           77

Item 14    Controls and Procedures                                  77




Part IV

Item 15    Exhibits, Financial Statement Schedules and Reports

           on Form 8-K                                              78



Signatures                                                          79

Certifications                                                      80

Exhibit Index                                                       82

                                     PART I

ITEM 1.  BUSINESS

Company and Subsidiaries

     First Mid-Illinois Bancshares, Inc. (the "Company") is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS"). The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. ("Checkley"). First Mid Bank also provides insurance services to customers through its wholly owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance").

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

         On July 1, 1992, the Company acquired and re-capitalized Heartland Federal Savings and Loan Association ("Heartland"), a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. Under the terms of the acquisition, Heartland converted from the mutual form of organization into a federally chartered, stock savings association and became a wholly owned subsidiary of the Company. In connection with the Heartland acquisition, $3.1 million of Series A perpetual, cumulative, non-voting, convertible, preferred stock was issued to directors and certain senior officers of the Company in a private placement. Refer to note #1 of Notes to the Consolidated Financial Statements.

         On October 4, 1994, First Mid Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. ("DBI"), which owned all of the stock of Downstate National Bank ("DNB"). DNB operated branch locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into First Mid Bank with First Mid Bank being the surviving entity.

         In December 1994, Heartland (formerly known as Heartland Federal Savings and Loan Association) converted from a federally chartered stock savings association to a state-chartered savings bank and changed its name to Heartland Savings Bank.

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

         On November 13, 2002, the Company opened a de novo branch in Champaign, Illinois.

         On November 15, 2002, the Company opened a de novo branch in Maryville, Illinois.



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

         Loans, both commercial and consumer, are provided on either a secured or unsecured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, capital, construction, agriculture, inventory and real estate. First Mid Bank's retail loan department makes direct loans to consumers and some commercial customers, and purchases retail obligations from retailers, primarily without recourse. Retail lending covers such categories as residential real estate, automobile, and debt consolidation loans.

         First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $90.7 million in agriculture-related loans at December 31, 2002. The farm credit products offered by First Mid Bank include real estate loans, as well as machinery and equipment loans, production loans, inventory financing and lines of credit.

         First Mid Bank had total assets of $770,325,000 and stockholders' equity of $70,173,000 at December 31, 2002.



Employees

         The Company, MIDS and First Mid Bank, collectively, employed 319 people on a full-time equivalent basis as of December 31, 2002. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

         First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves seventeen different communities with 24 separate locations in the towns of Altamont, Arcola, Champaign, Charleston, Decatur, DeLand, Effingham, Highland, Maryville, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, and Urbana, Illinois. Within the areas of service, there are numerous competing financial institutions and financial services companies.



Website

         The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

SUPERVISION AND REGULATION

General

         Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effect on the business, operations and prospects of the Company and First Mid Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

         Federal and state laws and regulations generally applicable to financial institutions and financial services companies, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.

         The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Financial Modernization Legislation

         On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act"). The GLB Act significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing certain barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities and affiliations can be structured through a holding company structure or, in the case of many of the activities, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area. Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. In addition, the GLB Act establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

         The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act of 1956 (the "BHCA") to permit qualifying holding companies, called "financial holding companies," to engage in, or to affiliate with companies engaged in, a full range of financial activities, including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are "financial in nature," incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company's subsidiary banks must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating for the bank holding company to elect status as a financial holding company.

         A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. The SEC issued interim final rules to define certain terms in, and grant additional exemptions from, the provisions of the GLB Act in May 2001. By order, the SEC has extended the blanket exemption for banks from the definition of "dealer" until September 30, 2003 and from the definition of "broker" until May 12, 2003. The SEC expects to amend its interim final rules and extend the temporary exemptions as appropriate. On February 13, 2003, the SEC adopted amendments to its rules relating to the "dealer" exemption for banks, which have a compliance date of September 30, 2003. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

Anti-Terrorism Legislation

         On October 26, 2001, the President signed into law the USA Patriot Act of 2001, which contains the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. The Company has established policies and procedures to ensure compliance with the IMLAFA and the related regulations. The Company has designated an officer solely responsible for ensuring compliance with existing regulations and monitoring changes to the regulations as they occur.

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

         No Federal Reserve Board approval is required for the Company to acquire a company (other than a bank holding company, bank, or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. However, the Company generally must give the Federal Reserve Board after-the-fact notice of these activities. Prior Federal Reserve Board approval is required before the Company may acquire beneficial ownership or control of more than 5% of the voting shares of substantially all of the assets of a bank holding company, bank, or savings association.

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

         As of December 31, 2002, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 10.35% and a leverage ratio of 6.62%.



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

         Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

         During the year ended December 31, 2002, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

         In addition to its insurance assessment, each insured bank is subject, in 2003, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2003 debt service assessment was .0168%.

         OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2002, First Mid Bank paid supervisory fees to the OCC totaling $156,000.

         Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (See "The Company--Capital Requirements").

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

         During the year ended December 31, 2002, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 2002, First Mid Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 7.39% and a risk-based capital ratio of 11.42%.

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

         Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year, which in the aggregate, exceed the bank's year-to-date net income plus the bank's adjusted retained net income for the two preceding years.

         The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $12.0 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines that such payment would constitute an unsafe or unsound practice.

         Affiliate and Insider Transactions. First Mid Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. In addition, Regulation W, which implements Sections 23A and 23B of the Federal Reserve Act, has an effective date of April 1, 2003. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders.

         The Bank is subject to restrictions under federal law that limit certain transactions with the Corporation, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank's capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Corporation, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

         In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which First Mid Bank maintains a correspondent relationship.

         Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines are of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

Supplemental Item -- Executive Officers of the Company

         The executive officers of the Company are elected annually by the Company's board of directors and are identified below.

     Name (Age)                     Position With Company
     --------------------------------------------------------------------------
     William S. Rowland (56)        Chairman of the Board of Directors,
                                    President and Chief Executive Officer
     Michael L. Taylor (34)         Vice President and Chief Financial Officer
     John W. Hedges (55)            President, First Mid Bank
     Laurel G. Allenbaugh (43)      Vice President
     Christie L. Burich (46)        Vice President, Secretary/Treasurer
     Stanley E. Gilliland (58)      Vice President
     Robert J. Swift, Jr. (51)      Vice President

         William S. Rowland, age 56, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

         Michael L. Taylor, age 34, has been the Vice President and Chief Financial Officer of the Company since May 2000. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

         John W. Hedges, age 55, has been the President of First Mid Bank since September 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

         Laurel G. Allenbaugh, age 43, has been Vice President of Operations since February 2000. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

         Christie L. Burich, age 46, has been Vice President of Investments since 1995 and Secretary since 1998.

         Stanley E. Gilliland, age 58, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

         Robert J. Swift, Jr., age 51, has been Vice President of the Trust and Financial Services Department of the Company since August 2000. He was with Central Trust Bank in Jefferson City, Missouri from 1989 to 2000.

ITEM 2.  PROPERTIES

         The Company or First Mid Bank own all of the following properties except those specifically identified as being leased.

First Mid Bank

Mattoon

         First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement, which was opened in 1965 with approximately 36,000 square feet of office space, four walk-in teller stations, and three sit-down teller stations. Adjacent to this building is a parking lot with parking for approximately one hundred cars. A drive-up facility with nine drive-up lanes, including a drive-up automated teller machine ("ATM"), is located across the street from First Mid Bank's main office.

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

         First Mid Bank leases a facility at 1504-A Lakeland Boulevard, Mattoon, Illinois that provides space for three tellers, two drive-up lanes and a walk-up ATM.

         First Mid Bank owns a facility located at 1520 Charleston Avenue, Mattoon, Illinois, which is used as the Corporate Headquarters of the Company and is used by MIDS for its data processing and back room operations for the Company and First Mid Bank. The office building consists of a two-story structure with an occupied basement that has approximately 20,000 square feet of office space.

         First Mid Bank leases a facility at 1500 Wabash Avenue, Mattoon, Illinois, which is used by the deposit services department of First Mid Bank. The office building consists of a two-story structure with an occupied basement that has approximately 11,200 square feet of office space.

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

Tuscola

         First Mid Bank operates an office in Tuscola, Illinois, which is located at 410 South Main Street. The all brick building consists of a one-story structure with approximately 4,000 square feet of office space. This main office building provides for four lobby tellers, two drive-up tellers, four private offices, a conference room, four drive-through lanes, including one with a drive-up ATM and one with a drive-up night depository. Adequate customer parking is available outside the main entrance.

Charleston

         First Mid Bank has three offices in Charleston, Illinois. The main office, acquired in March 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with five teller stations, eight private offices and four drive-up lanes.

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

         Seven ATMs are located in Charleston. One drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue, one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue, and one drive-up ATM is located in the parking lot of the 6th Street facility. The fourth is an off-site walk-up ATM located in the student union at Eastern Illinois University and the fifth is a walk-up ATM located in Lantz Arena at Eastern Illinois University. The sixth ATM is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of 9th Street and Roosevelt and the seventh is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of 4th Street and Roosevelt.

Champaign

         First Mid Bank leases a facility at 2229 South Neil Street, Champaign, Illinois. The office space, comprised of approximately 3,496 square feet, contains six lobby teller windows, two drive-up lanes, one drive-up ATM, a night depository, four private offices, and a conference room. Adequate customer parking is available to serve customers.

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

         First Mid Bank also owns property at 900 North Keller Drive, Effingham, Illinois that provides additional customer parking along with a drive-up ATM.



Altamont

         First Mid Bank has a banking facility located at 101 West Washington Street, Altamont, Illinois. This building is a one-story structure that has approximately 4,300 square feet of office space. The office space consists of nine teller windows, three drive-up teller lanes (one of which facilitates an ATM), seven private offices, one conference room and a night depository. Adequate parking is available on three sides of the building.

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

Monticello

         First Mid Bank has two offices in Monticello. The main facility is located on the northeast corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished and is currently being leased to a wholesale pharmacy company and the basement is used for storage. Adequate parking is available to customers in back of the facility.

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

Maryville

         First Mid leases a facility at 2930 North Center, Maryville, Illinois. The office space, comprised of approximately 6,684 square feet, contains four lobby teller windows, including one sit-down teller, two drive-up lanes, one drive-up ATM, a night depository, three private offices, a vault, and a conference room. Adequate customer parking is available to serve customers.



ITEM 3.  LEGAL PROCEEDINGS

         Since First Mid Bank acts as a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings, in which the Company is involved, constitute ordinary routine litigation incidental to the business of the Company and that such litigation will not materially adversely affect the Company's consolidated financial condition or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON SHARES AND RELATED
          SHAREHOLDER MATTERS

         The Company's common stock was held by approximately 703 shareholders of record as of December 31, 2002, and is included for quotation on the over-the-counter electronic bulletin board.

         The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.




                                Quarter               High            Low
                        ---------------------- --------------- ---------------
                       2002
                                   4th                28 1/2          26 1/2
                                   3rd                27 1/2          26 1/3
                                   2nd                27              25 1/3
                                   1st                25 1/3          23 3/4

                       2001
                                   4th                24 2/3          22 2/3
                                   3rd                24              21 1/6
                                   2nd                23 1/3          21 1/2
                                   1st                21 1/2          18 3/4


         The following table sets forth the cash dividends per share on the Company's common stock for the last two years.


                                                             Dividend
                   Date Declared         Date Paid          per Share
                -------------------- ------------------- ------------------
                      5-22-2002          6-14-2002             $.23
                     12-26-2002          1-06-2003             $.27
                      5-23-2001          6-15-2001             $.19
                     12-19-2001          1-04-2002             $.24


         On November 16, 2001, the Registrant effected a three-for-two stock split in the form of a 50 percent stock dividend. All share and per share information has been restated to reflect the split.

         The Company's shareholders are entitled to receive such dividends as are declared by the board of directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 17" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. The Board of Directors of the Company has declared cash dividends semi-annually during the two years ended December 31, 2002. The Company expects comparable cash dividends to be paid in the future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth a five-year comparison of selected financial data. (Dollars in thousands, except per share data)

                                                         2002         2001         2000         1999          1998
                                                   ------------ ------------ ------------ ------------ -------------
Summary of Operations
  Interest income                                      $41,387      $45,506      $44,191      $39,168       $37,451
  Interest expense                                      14,661       21,590       22,573       18,415        18,626
                                                   ------------ ------------ ------------ ------------ -------------
    Net interest income                                 26,726       23,916       21,618       20,753        18,825
  Provision for loan losses                              1,075          600          550          600           550
  Other income                                          10,898        8,758        6,768        6,765         6,415
  Other expense                                         24,510       22,518       20,141       19,449        17,194
                                                   ------------ ------------ ------------ ------------ -------------
    Income before income taxes                          12,039        9,556        7,695        7,469         7,496
  Income tax expense                                     4,005        3,040        2,035        2,237         2,434
                                                   ------------ ------------ ------------ ------------ -------------
      Net income                                       $ 8,034      $ 6,516      $ 5,660      $ 5,232       $ 5,062
                                                   ============ ============ ============ ============ =============
Per Common Share Data (1)
  Basic earnings per share                              $ 2.39       $ 1.93        $1.67        $1.60         $1.59
  Diluted earnings per share                              2.38         1.92         1.67         1.53          1.49
  Dividends per common share                               .50          .43          .39          .37           .34
  Book value per common share                            20.95        18.96        17.18        15.09         15.74

Financial Ratios
  Net interest margin (TE)                               4.09%        3.99%        3.97%        4.09%         3.93%
  Return on average assets                               1.11%         .97%         .92%         .91%          .95%
  Return on average equity                              11.82%       10.56%       10.55%       10.14%        10.39%
  Return on average common equity                       11.82%       10.56%       10.55%       10.08%        10.47%
  Dividend payout ratio                                 19.67%       22.28%       23.53%       22.95%        21.35%
  Average equity to average assets                       9.36%        9.20%        8.70%        8.96%         9.16%
  Capital to risk-weighted assets                       11.23%       11.23%       11.74%       11.98%        13.89%

Year End Balances
  Total assets                                        $776,240     $705,979     $642,999     $601,103      $554,663
  Net loans                                            496,141      469,541      426,026      385,380       346,350
  Total deposits                                       613,452      559,420      503,985      485,011       449,636
  Total equity                                          66,807       63,925       57,727       51,518        50,480

Average Balances
  Total assets                                        $727,986     $670,890     $616,855     $575,903      $531,809
  Net loans                                            479,957      450,466      406,505      356,031       345,254
  Total deposits                                       573,670      540,209      491,584      474,636       445,048
  Total equity                                          67,989       61,714       53,674       51,577        48,704


(1) All share and per share data have been restated to reflect the 3-for-2 stock split effective November 16, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2002, 2001 and 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

         On January 29, 2002, the Company acquired all of the issued and outstanding stock of Checkley, an insurance agency headquartered in Mattoon, Illinois. Checkley was purchased for cash with a portion ($750,000) paid at closing and the remainder ($1,000,000) to be paid pursuant to a promissory note over a five-year period ending January 2007. Checkley operates as a separate subsidiary of the Company and provides customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, the Company became a financial holding company under the GLB Act on December 14, 2001. The results of Check ley's operations are included in the consolidated financial statements since the acquisition date.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                         At January 29, 2002:
           ---------------------------------------------------
           Current assets                              $643
           Property and equipment                        76
           Intangible assets                          1,904
                                                --------------
           Total assets acquired                      2,623
                                                --------------
           Current liabilities                         (771)
           Debt                                         (20)
                                                --------------
           Total liabilities                           (791)
                                                --------------
           Net assets acquired                       $1,832
                                                ==============


         The Company recorded $1,904,000 of acquired intangible assets. The identified intangible assets were allocated to customer lists and are being amortized over a period of ten years.

Overview

         In 2002, the Company had net income of $8,034,000, up 23.3% from $6,516,000 in 2001. In 2001, net income increased 15.1% from $5,660,000 in 2000.
Diluted earnings per share was $2.38 in 2002 compared with $1.92 in 2001 and $1.67 in 2000. A summary of the factors that contributed to the changes in net income follows (in thousands):

                                                      2002 vs 2001  2001 vs 2000
                                                     ------------- -------------
Net interest income                                        $2,810        $2,298
Provision for loan losses                                    (475)          (50)
Other income, including securities transactions             2,160         1,983
Goodwill expense (due to adoption of SFAS 142 & 147)         (704)            -
Other expenses                                             (1,308)       (2,370)
Income taxes                                                 (965)       (1,005)
                                                     ------------- -------------
Increase in net income                                     $1,518         $ 856
                                                     ============= =============


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

                                        Year Ended                  Year Ended                  Year Ended
                                     December 31, 2002          December 31, 2001           December 31, 2000
                                ------------------------------------------------------------------------------------
                                 Average           Average  Average            Average  Average           Average
                                 Balance Interest   Rate    Balance  Interest   Rate    Balance Interest    Rate
                                ------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits          $9,933    $ 137    1.38%   $3,621      $ 81    2.23%    $ 102      $ 6     6.35%
Federal funds sold                 13,164      199    1.51%   10,410       335    3.22%    1,994      121     6.09%
Investment securities
  Taxable                         134,118    6,014    4.48%  119,245     6,820    5.72%  121,390    7,721     6.36%
  Tax-exempt(1)                    28,894    1,986    6.87%   30,643     2,110    6.89%   30,402    2,196     7.22%
Loans (2)(3)                      483,764   33,726    6.97%  454,108    36,877    8.12%  409,649   34,893     8.52%
                                ------------------------------------------------------------------------------------
Total earning assets              669,873   42,062    6.28%  618,027    46,223    7.48%  563,537   44,937     7.97%
                                ------------------------------------------------------------------------------------

Cash and due from banks            18,450                     17,125                      16,628
Premises and equipment             16,498                     16,385                      15,807
Other assets                       26,972                     22,995                      24,026
Allowance for loan losses         (3,807)                    (3,642)                     (3,143)
                                ----------                 ----------                  ----------
Total assets                     $727,986                   $670,890                    $616,855
                                ==========                 ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                $200,653    2,667    1.33% $182,404     4,374    2.40% $163,531    5,112     3.13%
  Savings deposits                 51,634      799    1.55%   41,437       923    2.23%   39,215      952     2.43%
  Time deposits                   242,301    8,787    3.63%  247,348    13,476    5.40%  226,259   12,348     5.42%
Securities sold under
  agreements to repurchase         34,389      345    1.00%   29,547       915    3.10%   24,576    1,357     5.52%
FHLB advances                      36,974    1,863    5.04%   28,866     1,664    5.76%   36,979    2,409     6.51%
Federal funds purchased               299        6    2.01%      236        12    5.09%    1,047       66     6.34%
Other debt                          6,088      194    3.19%    4,325       226    5.23%    4,325      329     7.61%
                                ------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                   572,338   14,661    2.56%  534,163    21,590    4.04%  495,932   22,573     4.55%
                                ------------------------------------------------------------------------------------

Demand deposits                    79,082                     69,020                      62,579
Other liabilities                   8,577                      5,993                       4,670
Stockholders' equity               67,989                     61,714                      53,674
                                ----------                 ----------                  ----------
Total liabilities & equity       $727,986                   $670,890                    $616,855
                                ==========                 ==========                  ==========
et interest income (TE)                   $27,401                     $24,633                   $ 22,364
                                         =========                   =========                 =========
Net interest spread                                   3.72%                       3.44%                       3.42%

Impact of non-interest bearing
 funds                                                 .37%                        .55%                        .55%
                                                  ----------                  ----------                 -----------
Net yield on interest-earning
  assets (TE)                                         4.09%                       3.99%                       3.97%
                                                  ==========                  ==========                 ===========


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

                                            2002 Compared to 2001                   2001 Compared to 2000
                                            Increase - (Decrease)                   Increase - (Decrease)
                                   ---------------------------------------------------------------------------------
                                     Total                         Rate/     Total                         Rate/
                                   ---------------------------------------------------------------------------------
                                    Change    Volume    Rate    Volume(4)  Change    Volume     Rate    Volume(4)
                                   ---------------------------------------------------------------------------------
Earning Assets:
Interest-bearing deposits               $ 56     $ 141    $(31)     $ (54)    $ 75     $ 223      $(4)    $ (144)
Federal funds sold                      (136)       89    (178)       (47)     214       513      (57)      (242)
Investment securities:
  Taxable                               (806)      851  (1,479)      (178)    (901)     (136)    (778)        13
  Tax-exempt (1)                        (124)     (120)     (4)         -      (86)       17     (102)        (1)
Loans (2)(3)                          (3,151)    2,408  (5,222)      (337)   1,984     3,788   (1,635)      (169)
                                   ---------------------------------------------------------------------------------
  Total interest income               (4,161)    3,369  (6,914)      (616)   1,286     4,405   (2,576)      (543)
                                   ---------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                     (1,707)      438  (1,952)      (193)    (738)      590   (1,191)      (137)
  Savings deposits                      (124)      227    (282)       (69)     (29)       54      (79)        (4)
  Time deposits                       (4,689)     (275) (4,502)        88    1,128     1,151      (21)        (2)
Securities sold under
  agreements to repurchase              (570)      150    (620)      (100)    (442)      275     (596)      (121)
FHLB advances                            199       467    (208)       (60)    (745)     (528)    (278)        61
Federal funds purchased                   (6)        3      (7)        (2)     (54)      (51)     (13)        10
Other debt                               (32)       92     (88)       (36)    (103)        -     (103)         -
                                   ---------------------------------------------------------------------------------
  Total interest expense              (6,929)    1,102  (7,659)      (372)    (983)    1,491   (3,281)      (193)
                                   ---------------------------------------------------------------------------------
 Net interest income                  $2,768    $2,267   $ 745     $ (244)  $2,269    $2,914    $(295)    $ (350)
                                   =================================================================================

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


         On a tax equivalent basis, net interest income increased $2,768,000, or 11.2% in 2002, compared to an increase of $2,269,000, or 10.1% in 2001. The increase in net interest income in 2002 was due primarily to growth in net interest earning assets and an increase in net interest spread. In 2001, the increase in net interest income was due primarily to increased loan volumes, including acquisitions, and a decrease in deposit rates.

         In 2002, average earning assets increased by $51,846,000, or 8.4%, and average interest-bearing liabilities increased $38,175,000 or 7.1% compared with 2001. In 2001, average earning assets increased by $54,490,000, or 9.7%, and average interest-bearing liabilities increased $38,231,000, or 7.7%, compared with 2000. Changes in average balances are shown below:

     >> Average loans increased by $29.7 million or 6.5% in 2002 as compared to 2001. In 2001, average loans increased by $44.5 million or 10.9% as compared to 2000.

     >> Average securities increased by $13.1 million or 8.8% in 2002 as compared to 2001. In 2001, average securities decreased by $1.9 million or 1.3% as compared to 2000.

     >> Average interest-bearing deposits increased by $23.4 million or 5.0% in 2002 as compared to 2001. In 2001, average interest-bearing deposits increased by $42.2 million or 9.8% as compared to 2000.

     >> Average securities sold under agreements to repurchase increased by $4.8 million or 16.3% in 2002 as compared to 2001. In 2001, average securities sold under agreements to repurchase increased by $5.0 million or 20.4% as compared to 2000.

     >> Average borrowings and other debt increased by $9.9 million or 29.8% in 2002 as compared to 2001. In 2001, average borrowings and other debt decreased by $8.1 million or 19.6% as compared to 2000.

     >> Federal funds rate declined to 1.25% at December 31, 2002 from 1.75% at December 31, 2001 and from 6.50% at December 31, 2000. This decline in interest rates was a primary contributor to the decline in asset yields of 120 basis points and interest-bearing liabilities of 148 basis points.

     >> Net interest margin has increased to 4.09% in 2002 from 3.99% in 2001 and from 3.97% in 2000.



Provision for Loan Losses

         The provision for loan losses in 2002 was $1,075,000 compared to $600,000 in 2001 and $550,000 in 2000. The increase in the provision was a result of an increased risk in the loan portfolio, uncertain economic conditions, and an increase in charge-offs. Net charge-offs were $1,054,000 during 2002, $435,000 during 2001, and $227,000 during 2000. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.



Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

                                                                 $ Change
                                                              From Prior Year
                                                            --------- ---------
                                   2002     2001      2000      2002      2001
                                -------- -------- --------- --------- ---------
   Trust                         $1,855   $1,924   $ 2,010    $ (69)    $ (86)
   Brokerage                        265      234       347        31     (113)
   Insurance commissions          1,182      122        90     1,060        32
   Service charges                3,799    3,122     2,592       677       530
   Securities gains (losses)        223      208       (3)        15       211
   Mortgage banking               1,514    1,156       383       358       773
   Other                          2,060    1,992     1,349        68       643
                                -------- -------- --------- --------- ---------
      Total other income        $10,898   $8,758   $ 6,768    $2,140    $1,990
                                ======== ======== ========= ========= =========

         Total non-interest income increased to $10,898,000 in 2002 as compared to $8,758,000 in 2001 and $6,768,000 in 2000. The primary reasons for the more significant year-to-year changes in other income components are as follows:



     >> Trust revenues decreased $69,000 or 3.6% to $1,855,000 in 2002 from $1,924,000 in 2001 and $2,010,000 in 2000. Approximately 50 percent of trust revenue is market value dependent. The overall decline in equity prices in the United States has resulted in reduced levels of trust revenue. Absent an increase in overall equity prices, management does not expect increases in trust revenue other than that generated through new business.

     >> Revenues from brokerage and annuity sales decreased $31,000 or 13.2% to $265,000 in 2002 from $234,000 in 2001 and $347,000 in 2000 as a result of decreased sales with the decline in the stock market.

     >> Insurance commissions increased $1,060,000 or 868.9% to $1,182,000 in 2002 from $122,000 in 2001 and $90,000 in 2000. This increase is due to the acquisition of Checkley in January 2002.

     >> Fees from service charges increased $677,000 or 21.7% to $3,799,000 in 2002 from $3,122,000 in 2001 and $2,592,000 in 2000. In 2002, this was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege. Under Payment Privilege, overdrafts up to a limit of $500 are automatically paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income. In 2001, the increase was primarily due to the acquisition of the Highland and Pocahontas branches and an increase in the amount charged for overdraft and club fees.

     >> Net securities gains in 2002 were $223,000 compared to net securities gains of $208,000 in 2001, and net losses of $3,000 in 2000. Several securities in the available-for-sale portfolio were sold to improve the overall portfolio mix and the margin in 2002 and 2001.

     >> Mortgage banking income increased $358,000 or 31.0% to $1,514,000 in 2002 from $1,156,000 in 2001 and $383,000 in 2000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the decrease in mortgage lending rates in 2002 and 2001. Loan sold balances are as follows:

               >>   $105 million (representing 1,116 loans) in 2002
               >>   $71 million (representing 801 loans) in 2001
               >>   $15 million (representing 203 loans) in 2000.

     >> Other income increased $68,000 or 3.4% to $2,060,000 in 2002 from $1,992,000 in 2001 and $1,349,000 in 2000. In 2002, the increase was primarily due to fees from ATM usage and placement of additional ATMs during 2002. In 2001, the increase was due to an increase in ATM fee income due to the addition of several ATMs in late 2000. Also, the acquisition of American Bank of Illinois in Highland provided additional fee income.

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):


                                                                  $ Change
                                                              From Prior Year
                                                            -------------------
                                  2002      2001      2000      2002     2001
                              --------- --------- --------- --------- ---------
Salaries and benefits          $12,732   $11,116   $10,104   $ 1,616   $ 1,012
Occupancy and equipment          4,055     3,909     3,563       146       346
Amortization of goodwill             -       704       639     (704)        65
Amortization of other
  intangibles                      742       610       630       132      (20)
Stationery and supplies            679       671       534         8       137
Legal and professional fees      1,027     1,033       941       (6)        92
Marketing and promotion            738       789       769      (51)        20
Other                            4,537     3,368     2,961       851       725
                              --------- --------- --------- --------- ---------
 Total other expense           $24,510   $22,518   $20,141   $ 1,992   $ 2,377
                              ========= ========= ========= ========= =========




         Total non-interest expense increased to $24,510,000 in 2002 from $22,518,000 in 2001 and $20,141,000 in 2000. The primary reasons for the more significant year-to-year changes in other expense components are as follows:


     >> Salaries and employee benefits, the largest component of other expense, increased $1,616,000 or 14.5% to $12,732,000 in 2002 from
          $11,116,000  in 2001 and  $10,104,000  in 2000.  This  increase can be explained by merit and incentive increases for continuing employees and an increase in the number of employees due to the acquisitions of Checkley in January 2002 and American Bank of Illinois in April 2001 and the establishment of de novo branches in Champaign and Maryville in November 2002.

     >> Occupancy and equipment expense increased $146,000 or 3.7% to $4,055,000 in 2002 from $3,909,000 in 2001 and $3,563,000 in 2000.
          This increase is due to the acquisition of Checkley and opening of new branches in Champaign and Maryville, Illinois, as well as building maintenance, utilities and depreciation expense for all buildings.

     >> Amortization of goodwill expense decreased due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 147, "Acquisitions of Certain Financial Institutions," effective January 1, 2002. Goodwill totaling $9 million at January 1, 2002 is no longer being amortized. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $2.1 million at January 1, 2002. Amortization of other intangibles expense increased $132,000 as a result of the acquisition of Checkley of $175,000, partially offset by the reduction of core deposit intangible expense of $23,000 and the decrease in mortgage servicing rights amortization expense of $20,000.

     >> Other operating expenses increased $851,000 or 23.1% to 4,537,000 in 2002 from $3,686,000 in 2001 and $2,961,000 in 2000. The increase in
          2002 is partially the result of a $250,000 write-off of an investment in a venture capital fund. During the second quarter, management determined that the probability of recovery of the investment was remote and, accordingly, charged off the investment through a direct charge to earnings. The Company has no other such investments. The increase is also due to $305,000 of consulting fees related to the Payment Privilege program implemented in June of 2002. In 2001, the increase was largely attributed to additional ATM network charges from new ATMs installed in 2000.

     >> All other categories of operating expenses decreased a net of $49,000 or 2.0% to $2,444,000 from $2,493,000 in 2001 and $2,244,000 in 2000.
          This decrease is due to expenses in 2001 resulting from the acquisition of American Bank of Illinois in April 2001, which were higher than expenses incurred in 2002 resulting from the acquisition of Checkley in January 2002 and opening of two de novo branches in Champaign and Maryville in November 2002. The increase in 2001 resulted from legal fees and increases in stationery and supplies due to the acquisition of American Bank of Illinois in April 2001.


Income Taxes

         Income tax expense amounted to $4,005,000 in 2002 as compared to $3,040,000 in 2001 and $2,035,000 in 2000. Effective tax rates were 33.3%, 31.8%
and 26.4%, respectively, for 2002, 2001 and 2000. The increase in the effective tax rate in 2002 compared to 2001 is due to increased loan interest income, a decrease in deductible goodwill expense as a result of adoption of SFAS 142 and SFAS 147, and an increase in state income tax expense to $608,600 in 2002 versus $308,300 in 2001. The increase in state tax is primarily due to a decrease in interest income from U.S. Treasury securities. The increase in effective tax rate in 2001 compared to 2000 resulted primarily from an increase in federal and state income taxes due to a large charitable contribution in 2000.



Analysis of Balance Sheets

Loans

         The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):


                                   2002      2001      2000      1999      1998
                               --------- --------- --------- --------- ---------
   Real estate - mortgage      $340,033  $331,873  $299,252  $273,293  $244,501
   Commercial & agricultural    127,065   107,620   100,201    89,176    78,579
   Installment                   31,119    32,522    28,674    24,501    25,194
   Other                          1,647     1,228     1,161     1,349       791
                               --------- --------- --------- --------- ---------
     Total loans               $499,864  $473,243  $429,288  $388,319  $349,065
                               ========= ========= ========= ========= =========


         At December 31, 2002, the Company had loan concentrations in agricultural industries of $90.7 million, or 18.1%, of outstanding loans and $82.6 million, or 17.5%, at December 31, 2001. The Company had no further industry loan concentrations in excess of 10% of outstanding loans.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of a strong local housing market and the Company's long-term commitment to residential real estate lending. The 2.5% increase in the real estate loan category in 2002 was primarily due to an increase in the volume of loans secured by commercial real estate. The balance of real estate loans held for sale amounted to $7,070,000 and $5,571,000 as of December 31, 2002 and 2001,
respectively.

         The following table presents the balance of loans outstanding as of December 31, 2002, by maturities (dollars in thousands):



                                               Maturity (1)
                               ----------------------------------------------
                                                Over 1
                                  One year    through       Over
                                or less(2)    5 years    5 years       Total
                               ----------------------------------------------
    Real estate - mortgage        $ 97,942   $209,047   $ 33,040    $340,033
    Commercial & agricultural       90,523     33,860      2,682     127,065
    Installment                     16,579     14,492         48      31,119
    Other                              284        751        612       1,647
                               ----------------------------------------------
      Total loans                 $205,328   $258,150    $36,386    $499,864
                               ==============================================

     (1)  Based upon remaining  maturity.
     (2)  Includes demand loans, past due loans and overdrafts.

         As of December 31, 2002, loans with maturities over one year consisted of $264,369,000 in fixed rate loans and $30,167,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans

         Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as "renegotiated loans".

         The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

                                               December 31,
                              -----------------------------------------------
                                  2002     2001      2000      1999     1998
                              -----------------------------------------------
Nonaccrual loans                $2,961   $3,419    $2,982    $1,430   $1,783
Loans past due ninety days
  or more and still accruing        --       --       245       366      609
Renegotiated loans which are
  performing in accordance
  with revised terms               188      188       232        81       90
                              -----------------------------------------------
Total nonperforming loans       $3,149   $3,607    $3,459    $1,877   $2,482
                              ===============================================


         At December 31, 2002, $1,429,000 of the nonperforming loans resulted from a collateral-dependent loan to one borrower. The $458,000 decrease in nonaccrual loans during the year resulted from the net of $769,000 loans transferred to other real estate owned, $2,156,000 of loans becoming current or paid-off, offset by $2,467,000 of loans put on nonaccrual status.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $164,000, $247,000 and $154,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income that was included in income totaled $2,000, $16,000 and $20,000 for the same periods.

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

         Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2002, the Company's loan portfolio included $90.7 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $8.1 million from $82.6 million at December 31, 2001. While the Company adheres to sound underwriting practices, including collateralization of loans, an extended period of low commodity prices or changes in government programs relating to agriculture could nevertheless result in an increase in the level of problem agriculture loans.

         Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                            2002         2001        2000        1999        1998
                                      ------------------------------------------------------------
Average loans outstanding,
  net of unearned income                $483,764     $454,108    $409,648    $358,948    $348,055
Allowance-beginning of year               $3,702       $3,262      $2,939      $2,715      $2,636

Balance added through acquisitions             -          275           -         150           -

Charge-offs:
Commercial, financial and agricultural       673          244          57         511         382
Real estate-mortgage                         200           86          47          17          21
Installment                                  255          171         183          98         152
                                      ------------------------------------------------------------
  Total charge-offs                        1,128          501         287         626         555
Recoveries:
Commercial, financial and agricultural        12           22          26          69          28
Real estate-mortgage                          17            -           1           3          30
Installment                                   45           44          33          28          26
                                      ------------------------------------------------------------
  Total recoveries                            74           66          60         100          84
Net charge-offs                            1,054          435         227         526         471
                                      ------------------------------------------------------------
Provision for loan losses                  1,075          600         550         600         550
                                      ------------------------------------------------------------
Allowance-end of year                    $ 3,723      $ 3,702     $ 3,262      $2,939      $2,715
                                      ============================================================
Ratio of net charge-offs to
  average loans                             .22%         .10%        .06%        .15%        .14%
                                      ============================================================
Ratio of allowance for loan losses to
  loans outstanding (at end of year)        .74%         .79%        .76%        .76%        .78%
                                      ============================================================
Ratio of allowance for loan
  losses to nonperforming loans           118.2%       102.6%       94.3%      156.6%      109.4%
                                      ============================================================

         The Company minimizes credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually, and the board of directors approves all changes. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a monthly basis, the board of directors reviews the status of problem loans. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

         During 2002, the Company had net charge-offs of $1,054,000, compared to $435,000 in 2001 and $227,000 in 2000. At December 31, 2002, the allowance for loan losses amounted to $3,723,000, or .74% of total loans, and 118.2% of nonperforming loans. At December 31, 2001, the allowance was $3,702,000, or .79% of total loans, and 102.6% of nonperforming loans.

         During 2002, the Company had net charge-offs of $1,054,000 compared to $435,000 in 2001 and $227,000 in 2000. The increase in net charge-offs in 2002 was primarily due to an increase of $429,000 in commercial and agricultural operating loan charge-offs to $673,000 from $244,000 in 2001. The Company had two agricultural loan charge-offs totaling $306,000 in 2002. Agricultural conditions including weather and crop prices and poor cash flow contributed to the losses. In addition, the Company had one commercial borrower with a loss of $169,000. The borrower was in the leasing business and insufficient cash flow contributed to the loss. The increase in net charge-offs in 2001 was also primarily due to greater charge-offs on commercial operating loans than in 2000. Commercial and agricultural operating loan charge-offs were $244,000 in 2001 compared to $57,000 in 2000. The Company had a charge-off for one commercial borrower operating a retail business. Declines in consumer spending and insufficient cash flow contributed to the loss.

         The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (in thousands):

                         December 31, 2002            December 31, 2001            December 31, 2000
                      -------------------------   --------------------------   -------------------------
                       Allowance      % of          Allowance      % of          Allowance      % of
                          for         loans            for         loans            for         loans
                          loan      to total           loan      to total           loan      to total
                         losses       loans           losses       loans           losses       loans
                      -------------------------   --------------------------   -------------------------
Real estate-mortgage          $ 241      68.1%             $ 282      70.1%             $ 257      69.7%
Commercial, financial
  and agricultural            2,856      25.4%             2,524      22.7%             2,107      23.3%
Installment                     190       6.2%               207       6.9%               182       6.7%
Other                             -        .3%                 -        .3%                 -        .3%
                      -------------------------   --------------------------   -------------------------
Total allocated               3,287                        3,013                        2,546
Unallocated                     436        N/A               689        N/A               716        N/A
                      -------------------------   --------------------------   -------------------------
Allowance at end of
  year                       $3,723     100.0%            $3,702     100.0%            $3,262     100.0%
                      =========================   ==========================   =========================



                         December 31, 1999            December 31, 1998
                      -------------------------   --------------------------
                       Allowance      % of          Allowance      % of
                          for         loans            for        loans
                          loan      to total          loan       to total
                         losses       loans          losses       loans
                      -------------------------   --------------------------
Real estate-mortgage           $227      70.4%            $ 230       70.1%
Commercial, financial
  and agricultural            1,685      23.0%            1,725       22.5%
Installment                     181       6.3%              166        7.2%
Other                             -        .3%                -         .2%
                      -------------------------   --------------------------
Total allocated               2,093                       2,121
Unallocated                     846        N/A              594         N/A
                      -------------------------   --------------------------
Allowance at end of
  year                       $2,939     100.0%           $2,715      100.0%
                      =========================   ==========================


     The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.

Securities

         The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions.

         The following table sets forth the year-end amortized cost of the Company's securities for the last three years (in thousands):

                                                       December 31,
                                 -----------------------------------------------------------
                                         2002                2001               2000
                                 ------------------- ------------------- -------------------
                                            Weighted           Weighted             Weighted
                                             Average            Average              Average
                                    Amount     Yield   Amount     Yield    Amount      Yield
                                 ---------- -------- --------- --------- --------- ---------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies        $ 76,342     3.80%  $ 60,852     4.75%  $ 89,202     5.98%
Obligations of states and
 political subdivisions             27,597     4.63     29,211     4.61     30,434     4.61
Mortgage-backed securities          44,697     3.72     54,306     5.06     27,750     6.83
Other securities                    15,807     5.86     16,591     6.45      5,873     8.40
                                 ---------- -------- --------- --------- --------- ---------
    Total securities              $164,443     4.12%  $160,960     5.01%  $153,259     5.96%
                                 ========== ======== ========= ========= ========= =========


         At December 31, 2002, the investment portfolio showed a decrease in mortgage-backed securities and an increase in obligations of U.S. government corporations and agencies. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2002 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

                                  One     After 1    After 5   After
                                  year    through    through    ten
                                or less   5 years   10 years   years     Total
                               --------- --------- ---------- -------- ---------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S.
  government corporations
  and agencies                  $ 32,867   $37,506    $ 1,000   $4,969  $ 76,342
Obligations of state and
  political subdivisions               -     7,038     11,763    6,894    25,695
Mortgage-backed securities        22,162    22,535          -        -    44,697
Other securities                       -         -          -   15,807    15,807
                               --------- --------- ---------- -------- ---------
Total investments                $55,029  $ 67,079    $12,763  $27,670  $162,541
                               ========= ========= ========== ======== =========
Weighted average yield             3.31%     4.13%      4.72%    5.31%     4.10%
Full tax-equivalent yield          3.31%     4.32%      6.53%    5.86%     4.42%
                               ========= ========= ========== ======== =========
Held-to-maturity:
Obligations of state and
  political subdivisions            $225     $ 585      $ 535    $ 557   $ 1,902
                               ========= ========= ========== ======== =========
Weighted average yield             5.49%     5.26%      5.56%    5.40%     5.41%
Full tax-equivalent yield          7.96%     7.61%      8.06%    7.82%     7.84%
                               ========= ========= ========== ======== =========

         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. Government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2002.

         Investment securities carried at approximately $141,462,000 and $133,208,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2002, 2001 and 2000 (dollars in thousands):

                                  2002               2001               2000
                           ----------------- ----------------- -----------------
                                    Weighted          Weighted          Weighted
                                     Average           Average           Average
                            Amount     Rate   Amount    Rate    Amount    Rate
                           -------- -------- -------- -------- -------- --------
Demand deposits:
  Non-interest bearing     $ 79,082        - $ 69,020        - $ 62,579        -
  Interest bearing          200,653    1.33%  182,404    2.40%  163,531    3.13%
Savings                      51,634    1.55%   41,437    2.23%   39,215    2.43%
Time deposits               242,301    3.63%  247,348    5.45%  226,259    5.42%
                           -------- -------- -------- -------- -------- --------
  Total average deposits   $573,670    2.14% $540,209    3.48% $491,584    3.73%
                           ======== ======== ======== ======== ======== ========


         The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

                                              December 31,
                                    -----------------------------------
                                          2002        2001        2000
                                    ----------- ----------- -----------
3 months or less                      $ 29,085    $ 25,503    $ 15,413
Over 3 through 6 months                 18,926      20,228      20,283
Over 6 through 12 months                13,715      10,913      18,668
Over 12 months                          32,225       4,794       8,558
                                    ----------- ----------- -----------
  Total                               $ 93,951    $ 61,438    $ 62,922
                                    =========== =========== ===========

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

         Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (in thousands):


                                                     2002       2001       2000
                                                 ---------  ---------  ---------
At December 31:
  Securities sold under agreements to repurchase  $44,184    $38,879   $ 31,096
  Federal Home Loan Bank advances:

    Overnight                                       5,000          -     20,000
    Fixed term - due after one year                30,300     33,300     20,300
  Debt:


    Loans due in one year or less                   8,525      4,325          -
    Loans due after one year                          800          -      4,325
                                                 ---------  ---------  ---------
    Total                                         $88,809    $76,504   $ 75,721
                                                 =========  =========  =========
    Average interest rate at year end               2.53%      3.15%      6.15%

Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase $44,588 $40,646 $ 34,546 Federal Home Loan Bank advances:
    Overnight                                         400     12,800     44,000
    Fixed term - due in one year or less            8,000      5,000          -
    Fixed term - due after one year                30,300     28,300     20,300
  Federal funds purchased                           3,250      2,850      1,000
  Debt:


    Loans due in one year or less                   9,525      4,325          -
    Loans due after one year                          800          -      4,325
                                                 ---------  ---------  ---------
    Total                                         $96,863    $93,921   $104,171
                                                 =========  =========  =========

Averages for the Year
  Securities sold under agreements to repurchase $34,389 $29,547 $24,576 Federal Home Loan Bank advances:
    Overnight                                         521      2,161     25,216
    Fixed term - due in one year or less            6,153      3,356          -
    Fixed term - due after one year                30,300     23,349     11,763
  Federal funds purchased                             299        236      1,047
  Debt:


    Loans due in one year or less                   5,350      4,325          -
    Loans due after one year                          738          -      4,325
                                                 ---------  ---------  ---------
    Total                                         $77,750    $62,974    $66,927
                                                 =========  =========  =========
    Average interest rate during the year           3.10%      4.47%      6.22%

         FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consists of $35.3 million as follows:

          >>   $5 million advance at 2.54% with a 1-year maturity, due 2/28/03
          >>   $5 million advance at 3.45% with a 2-year maturity, due 2/28/04
          >>   $5 million advance at 6.16% with a 5-year maturity, due 3/20/05
          >>   $2.3 million advance at 6.10% with a 5-year maturity, due 4/7/05
          >>   $5 million advance at 6.12% with a 5-year maturity, due 9/6/05
          >>   $5 million advance at 5.34% with a 5-year maturity, due 12/14/05
          >>   $3 million advance at 5.98% with a 10-year maturity, due 3/1/11
          >>   $5  million  advance  at  4.33%  with  a  10-year  maturity,  due
               11/23/11.

          Debt, both short-term and long-term, represents the outstanding loan balances for the Company. At December 31, 2002, outstanding loan balances include $8,325,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal funds rate (2.53% as of December 31, 2002) and set to mature October 24, 2003. This loan was renegotiated on October 25, 2002, and replaced the Company's previous loan balance set to mature November 19, 2002. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2002 and 2001. The balance also includes a $1 million promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.25% as of December 31, 2002) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.


Interest Rate Sensitivity

          The Company seeks to maximize its net interest margin while maintaining an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to changes in the interest rate environment, a variable over which management has no control. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities.

          The Company monitors its interest rate sensitivity position to maintain a balance between rate-sensitive assets and rate-sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds.

         In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as "static GAP" analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet.

         The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2002 (in thousands):

                                   Number of Months Until Next Repricing Opportunity
Interest earning assets:             0-1         1-3        3-6        6-12         12+
                                 ----------  ----------  ---------  ---------  ---------
Federal funds sold                $ 47,220    $      -    $     -    $     -    $      -
Taxable investment securities       44,010      19,816      5,348     20,057      50,258
Nontaxable investment securities         -         210      1,250         91      27,277
Loans                               83,215      35,061     36,788     49,791     295,008
                                 ----------  ----------  ---------  ---------  ---------
  Total                           $174,445    $ 55,087    $43,386    $69,939    $372,543
                                 ----------  ----------  ---------  ---------  ---------
Interest bearing liabilities:
Savings and N.O.W. accounts         20,349       1,213      1,781      5,020     169,810
Money market accounts               26,991         777      1,165      2,209      38,186
Other time deposits                 26,559      36,661     43,192     51,550     104,201
Short-term borrowings/debt          44,184       5,000          -      8,525           -
Long-term borrowings/debt                -           -          -          -      31,100
                                 ----------  ----------  ---------  ---------  ---------
  Total                           $118,083    $ 43,651    $46,138    $67,304    $343,297
                                 ----------  ----------  ---------  ---------  ---------
   Periodic GAP                   $ 56,362    $ 11,436    $(2,752)   $ 2,635    $ 29,246
                                 ----------  ----------  ---------  ---------  ---------
   Cumulative GAP                 $ 56,362    $ 67,798    $65,046    $67,681    $ 96,927
                                 ==========  ==========  =========  =========  =========
GAP as a % of interest earning assets:
  Periodic                            7.9%        1.6%      (0.4%)      0.4%        4.1%
  Cumulative                          7.9%        9.5%       9.1%       9.5%       13.5%
                                 ==========  ==========  =========  =========  =========


         The static GAP analysis shows that at December 31, 2002, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

         At December 31, 2002, stockholders' equity increased $2,882,000 or 4.5% to $66,807,000 from $63,925,000 as of December 31, 2001. During 2002, net income contributed $8,034,000 to equity before the payment of dividends to common stockholders of $1,638,000. The change in the market value of available-for-sale investment securities increased stockholders' equity by $1,633,000, net of tax. Additional purchases of treasury stock decreased stockholders' equity by $6,540,000.

Stock Plans

         On November 16, 2001, the Company effected a three-for-two stock split in the form of a 50 percent stock dividend. All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

         Effective September 30, 1998, the Company adopted the provisions of the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2002, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $1,589,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $1,589,000 as an equity instrument (deferred compensation).

         The DCP was effective as of June 1984, in which the purpose is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

     >>   5,785 common shares during 2002
     >>   8,108 common shares during 2001
     >>   1,605 common shares during 2000.

First Retirement and Savings Plan

         The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

     >>   6,770 common shares during 2002
     >>   9,983 common shares during 2001
     >>     645 common shares during 2000.

Dividend Reinvestment Plan

         The Dividend Reinvestment Plan ("DRIP") was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services LLC and offers a way to increase one's investment in the Company. Of the $1,638,000 in common stock dividends paid during 2002, $912,000 or 55.7%, was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

>>   During 2002, 37,309 common shares were issued from common stock dividends
>>   During 2001, 39,791 common shares were issued from common stock dividends
>>   During 2000, 32,143 common shares were issued from common stock dividends.

Stock Incentive Plan

         In December 1997, the Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock, and a maximum of 150,000 shares were originally authorized under the SI Plan. In September 2001, the board authorized an additional 150,000 shares to be issued and sold under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued. The Company has awarded the following stock options:

>> In December 2002, the Company granted 43,500 options at an option price of $27.25
>> In December 2001, the Company granted 39,500 options at an option price of $24.00
>> In December 2000, the Company granted 29,250 options at an option price of $18.83
>> In January 2000, the Company granted 4,500 options at an option price of $23.00.

         The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2002, 2001, and 2000.

Stock Repurchase Program

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the board authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the board authorized the repurchase of $5 million additional shares, bringing the aggregate total to 8% of the Company's common stock plus $8 million additional shares.

         During 2002, the Company repurchased 239,618 shares (7.5%) at a total price of $6,540,000. On November 1, 2002, the Company acquired, as treasury stock, a total of 200,000 shares of outstanding common stock from two shareholders who are the sisters of a Director of the Company pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $5,500,000. In 2001, 46,111 shares (1.4%) at a total price of $1,038,000 were repurchased and 90,254 shares (2.7%) at a total price of $1,881,000 were repurchased in 2000. As of December 31, 2002, the Company was authorized pursuant to all repurchase programs to purchase an additional 134,150 shares. Treasury stock is further affected by activity in the DCP.


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

         A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2002 follows:

                                      Tier One Capital    Total Capital     Tier One Capital
                                      to Risk-Weighted   to Risk-Weighted      to Average
                                           Assets             Assets             Assets
                                     ------------------ ------------------ ------------------
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                             9.64%              10.35%             6.62%
First Mid-Illinois Bank & Trust,N.A.       10.71%              11.42%             7.39%


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



Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     >> First Mid Bank has $17 million available in overnight Federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for Total Capital to Risk-Weighted Assets and Tier 1 Capital to Total Assets. As of December 31, 2002, the First Mid Bank's ratios of Total Capital to Risk-Weighted Assets of 11.42% and Tier 1 Capital to Total Assets of 7.39% met regulatory requirements.

     >> First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2002, the excess collateral at the Federal Home Loan Bank will support approximately $26 million of additional advances.

     >> First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     >> First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.


     >> In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $8,325,000 as of December 31, 2002 and $6,675,000 in available funds. The credit agreement matures on October 24, 2003. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2002.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     >> lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

     >> deposit activities, including seasonal demand of private and public funds;

     >>   investing   activities,   including   prepayments  of  mortgage-backed
          securities and call assumptions on U.S. government Treasuries and agencies;

     >>   operating   activities,   including   scheduled  debt  repayments  and
          dividends to stockholders.

         The following table summarizes significant contractual obligations and other commitments at December 31, 2002 (in thousands):


                                Less than                            More than
                       Total       1 year    1-3 years   3-5 years     5 years
                  ----------- ------------ ------------ ----------- ------------
Time deposits       $264,863     $160,591      $71,482     $32,495         $295
Debt                   9,325        8,525          400         400            -
Other borrowings      79,484       66,484        5,000       5,000          300
Operating leases       2,546          237          557         354        1,398
                  ----------- ------------ ------------ ----------- ------------
                    $356,218     $235,837      $77,439     $38,249       $4,693
                  =========== ============ ============ =========== ============


         For the year ended December 31, 2002, net cash was provided from both financing activities and operating activities ($58.8 million and $9.8 million, respectively), while investing activities used net cash of $32.0 million. Thus, cash and cash equivalents increased by $36.6 million since year-end 2001. Generally, during 2002, increases in deposits and customer repurchase agreements increased cash balances. This was offset by declines in residential real estate loan balances, which were greater than the growth in commercial loans and securities in since year-end 2001.

            For the year ended December 31, 2001, net cash was provided from both financing activities and operating activities ($24.4 million and $4.5 million, respectively), while investing activities used net cash of $20.6 million. Thus, cash and cash equivalents increased by $8.3 million since year-end 2000. Generally, during 2001, the increases in deposits, customer repurchase agreements, and declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2000. Also included was the addition of American Bank of Illinois in Highland that provided $30.8 million in deposits, $24.9 million in loans, and $2 million in securities. Thus, other financing sources, including short-term FHLB advances, were reduced.


Effects of Inflation

         Unlike industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are effected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Company's assets and liabilities that are important to the maintenance of acceptable performance levels. The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset these potential effects.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("Opinion 30") for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows the asset is expected to generate. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less any cost to sell. The Company adopted SFAS 144 on January 1, 2002, as required. The adoption did not have a material effect on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to be material to the Company's financial position or results of operations.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement brings all business combinations involving financial institutions, except mutual enterprises, into the scope of SFAS 141. SFAS 147, which was effective as of October 1, 2002, required that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of a part of a financial institution that meet the definition of a business, be accounted for in accordance with SFAS 141 and the related intangibles accounted for in accordance with SFAS 142. Accordingly, the specialized accounting guidance of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," no longer applied after September 30, 2002. Upon adoption of SFAS 147, if certain criteria were met, unidentifiable intangible assets were reclassified to goodwill and ceased being amortized effective as of the date of adoption of SFAS 142, and previously issued financial statements were required to be restated. SFAS 147 also amends the scope of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" (SFAS 148). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in Note 15 in the Company's consolidated financial statements. The Company has not decided yet if it will adopt a change to the fair value based method of accounting.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statement periods after December 15, 2002. The initial measurement and recognition provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45's measurement and recognition provisions will not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidated Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity will need to consolidate the entity if the company's interest in the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company does not expect the provisions of FIN 46 to have a material impact on its financial position or results of operations.

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

         Based on the financial analysis performed as of December 31, 2002, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:


                                           Increase (Decrease) In
                              ------------------------------------------------
                                Net Interest    Net Interest     Return On
December 31, 2002                  Income          Income     Average Equity
Prime rate is 4.25%                 (000)            (%)        2002=12.87%
                              ------------------------------------------------
Prime rate increase of:
  200 basis points to 6.25%          $ 1,445         5.3 %         1.24 %
  100 basis points to 5.25%            1,177         4.3 %         1.01 %
Prime rate decrease of:
  200 basis points to 2.25%           (3,677)      (13.6)%        (3.33)%
  100 basis points to 3.25%           (1,904)       (7.0)%        (1.69)%


         The following table shows the same analysis performed as of December 31, 2001.


                                           Increase (Decrease) In
                              ------------------------------------------------
                                Net Interest    Net Interest     Return On
December 31, 2001                  Income          Income     Average Equity
Prime rate is 4.75%                 (000)            (%)        2001=11.52%
                              ------------------------------------------------
Prime rate increase of:
  200 basis points to 6.75%          $(1,624)       (5.8)%        (1.59)%
  100 basis points to 5.75%             (314)       (1.1)%         (.30)%
Prime rate decrease of:
  200 basis points to 2.75%           (1,960)       (7.0)%        (1.93)%
  100 basis points to 3.75%             (725)       (2.6)%         (.71)%


         First Mid Bank's board of directors has adopted an interest rate risk policy that establishes maximum decreases in the percentage change in net interest margin of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift.

         No assurance can be given that the actual net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate.

         Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in the Economic Value of Equity (EVE) of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank's projected change in EVE for the various rate shock levels at December 31, 2002 and December 31, 2001. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.

December 31, 2002
                                                  Change in
                    Changes In            Economic Value of Equity
                  Interest Rates           Amount          Percent
                  (basis points)         of Change        of Change
              ----------------------------------------------------------
                      +200 bp               $(1,833)             (2.0)%
                      +100 bp                 3,027               3.3 %
                      -200 bp                 6,672               7.2 %
                      -100 bp                 6,473               7.0 %

December 31, 2001
                                                  Change in
                    Changes In             Economic Value of Equity
                  Interest Rates           Amount           Percent
                  (basis points)         of Change         of Change
              ----------------------------------------------------------
                     +200 bp               $(15,315)            (16.3)%
                     +100 bp                 (5,695)             (6.1)%
                     -200 bp                 12,651              13.5 %
                     -100 bp                  9,423              10.0 %

         As indicated above, at December 31, 2002, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to increase. At December 31, 2002, First Mid Bank's estimated changes in EVE were within the industry guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

         Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and declines in deposit balances, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions First Mid Bank may undertake in response to changes in interest rates.

         Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in First Mid Bank's portfolio change in future periods as market rates change. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2002 and 2001
(In thousands, except share data)                     2002            2001
                                               ------------    ------------
Assets
Cash and due from banks (note 4):
  Non-interest bearing                            $ 22,437        $ 23,471
  Interest bearing                                  19,995           5,400
Federal funds sold                                  27,225           4,225
                                               ------------    ------------
  Cash and cash equivalents                         69,657          33,096
Investment securities (note 5):
  Available-for-sale, at fair value                166,415         160,096
  Held-to-maturity, at amortized cost
  (estimated fair value of $1,927 and $2,136
  at December 31, 2002 and 2001, respectively)       1,902           2,071
Loans (note 6)                                     499,864         473,243
Less allowance for loan losses (note 7)             (3,723)         (3,702)
                                               ------------    ------------
  Net loans                                        496,141         469,541
Premises and equipment, net (note 8)                16,916          16,656
Accrued interest receivable                          6,362           6,790
Goodwill, net (notes 3 and 9)                        9,034           9,034
Intangible assets, net (notes 3 and 9)               4,743           3,575
Other assets (note 16)                               5,070           5,120
                                               ------------    ------------

  Total assets                                    $776,240        $705,979
                                               ============    ============

Liabilities and Stockholders' Equity
Deposits (note 10):
  Non-interest bearing                            $ 84,025        $ 80,265
  Interest bearing                                 529,427         479,155
                                               ------------    ------------
  Total deposits                                   613,452         559,420
Accrued interest payable                             1,793           2,370
Securities sold under agreements to
  repurchase (notes 11)                             44,184          38,879
Other borrowings (note 11)                          44,625          37,625
                                               ------------    ------------
Other liabilities (note 16)                          5,379           3,760
                                               ------------    ------------
  Total liabilities                                709,433         642,054
                                               ------------    ------------
Stockholders' Equity (notes 12 and 15)
Common stock, $4 par value; authorized
  6,000,000 shares; issued 3,603,737 shares
  in 2002 and 3,546,060 shares in 2001              14,415          14,184
Additional paid-in capital                          14,450          13,288
Retained earnings                                   45,896          39,500
Deferred compensation                                1,589           1,392
Accumulated other comprehensive income               2,373             740
Less treasury stock at cost, 414,562 shares
  in 2002 and 174,216 shares in 2001               (11,916)         (5,179)
                                               ------------    ------------
Total stockholders' equity                          66,807          63,925
                                               ------------    ------------
Total liabilities and stockholders' equity        $776,240        $705,979
                                               ============    ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

                                                           2002        2001        2000
                                                       ---------   ---------   ---------
Interest income:
Interest and fees on loans                              $33,726     $36,877     $34,893
Interest on investment securities:
  Taxable                                                 6,014       6,820       7,722
  Exempt from federal income tax                          1,311       1,393       1,449
Interest on Federal funds sold                              199         335         121
Interest on deposits with other financial institutions      137          81           6
                                                       ---------   ---------   ---------
  Total interest income                                  41,387      45,506      44,191

Interest expense:
Interest on deposits (note 10)                           12,253      18,773      18,412
Interest on securities sold under agreements
  to repurchase                                             345         915       1,357
Interest on FHLB advances                                 1,863       1,664       2,409
Interest on Federal funds purchased                           6          12          66
Interest on debt                                            194         226         329
                                                       ---------   ---------   ---------
  Total interest expense                                 14,661      21,590      22,573
                                                       ---------   ---------   ---------
  Net interest income                                    26,726      23,916      21,618
Provision for loan losses (note 7)                        1,075         600         550
                                                       ---------   ---------   ---------
  Net interest income after provision for loan losses    25,651      23,316      21,068

Other income:
Trust revenues                                            1,855       1,924       2,010
Brokerage commissions                                       265         234         347
Insurance commissions                                     1,182         122          90
Service charges                                           3,799       3,122       2,592
Gain (loss) on sale of securities, net (note 5)             223         208         (3)
Mortgage banking income                                   1,514       1,156         383
Other                                                     2,060       1,992       1,349
                                                       ---------   ---------   ---------
  Total other income                                     10,898       8,758       6,768

Other expense:
Salaries and employee benefits (note 14)                 12,732      11,116      10,104
Net occupancy and equipment expense                       4,055       3,909       3,563
Amortization of goodwill (note 9)                             -         704         639
Amortization of other intangible assets (note 9)            742         610         630
Stationery and supplies                                     679         671         534
Legal and professional                                    1,027       1,033         941
Marketing and promotion                                     738         789         769
Other                                                     4,537       3,686       2,981
                                                       ---------   ---------   ---------
  Total other expense                                    24,510      22,518      20,141
                                                       ---------   ---------   ---------
 Income before income taxes                              12,039       9,556       7,695
Income taxes (note 16)                                    4,005       3,040       2,035
                                                       ---------   ---------   ---------
  Net income                                            $ 8,034     $ 6,516      $5,660
                                                       =========   =========   =========

Per common share data:
Basic earnings per share                                  $2.39       $1.93       $1.67
Diluted earnings per share                                 2.38        1.92        1.67
                                                       =========   =========   =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except share and per share data)

                                                                                                Accumulated
                                                           Additional                              Other
                                                   Common    Paid-In-  Retained     Deferred   Comprehensive  Treasury
                                                    Stock     Capital  Earnings  Compensation   Income(Loss)    Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1999                                  $9,208    $11,608    $34,835        $1,123       $ (3,265)  $(1,991)     $51,518
Comprehensive income:
  Net income                                            -          -      5,660             -              -         -        5,660
  Net unrealized change in available-for-
    sale investment securities                          -          -          -             -          2,977         -        2,977
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    8,637
Cash dividends on common
  stock ($.39 per share)                                -          -    (1,326)             -              -         -       (1,326)
Issuance of 32,173 common shares pursuant
  to the Dividend Reinvestment Plan                    86        639          -             -              -         -          725
Issuance of 1,605 common shares pursuant
  to the Deferred Compensation Plan                     4         26          -             -              -         -           30
Issuance of 645 common shares pursuant
  to the First Retirement & Savings Plan                2         10          -             -              -         -           12
Purchase of 90,254 treasury shares                      -          -          -             -              -    (1,881)      (1,881)
Deferred compensation                                   -          -          -            95              -       (95)           -
Issuance of 750 common shares pursuant
  to the exercise of stock options                      2         10          -             -              -         -           12
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2000                                  $9,302    $12,293    $39,169        $1,218        $  (288)  $(3,967)     $57,727
Comprehensive income:
  Net income                                            -          -      6,516             -              -         -        6,516
  Net unrealized change in available-for-
    sale investment securities                          -          -          -             -          1,028         -        1,028
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    7,544

Cash dividends on common stock ($.43 per share)         -          -    (1,460)             -              -         -       (1,460)
Issuance of 39,791 common shares pursuant
  to the Dividend Reinvestment Plan                    85        690          -             -              -         -          775
Issuance of 8,108 common shares pursuant
  to the Deferred Compensation Plan                    32        134          -             -              -         -          166
Issuance of 9,983 common shares pursuant
  to the First Retirement & Savings Plan               40        171          -             -              -         -          211
Purchase of 46,111 treasury shares                      -          -          -             -              -    (1,038)      (1,038)
Deferred compensation                                   -          -          -           174              -      (174)           -
3-for-2 stock split in the form of 50% stock
  dividend (3for-2)                                 4,725          -    (4,725)             -              -         -            -
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                $ 14,184    $13,288    $39,500        $1,392           $740   $(5,179)     $63,925
                                                ====================================================================================

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2002, 2001 and 2000
(In thousands, except share and per share data)

                                                                                                Accumulated
                                                           Additional                               Other
                                                   Common    Paid-In-  Retained      Deferred  Comprehensive  Treasury
                                                    Stock     Capital  Earnings  Compensation   Income(Loss)    Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                $ 14,184    $13,288    $39,500        $1,392           $740   $(5,179)     $63,925
Comprehensive income:
  Net income                                            -          -      8,034             -              -         -        8,034
  Net unrealized change in available-for-
    sale investment securities                          -          -          -             -          1,633         -        1,633
                                                                                                                          ----------
Total Comprehensive Income                                                                                                    9,667
Cash dividends on common stock ($.47 per share)         -          -    (1,638)             -              -        -        (1,638)
Issuance of 37,309 common shares pursuant
  to the Dividend Reinvestment Plan                   150        762          -             -              -        -           912
Issuance of 5,785 common shares pursuant
  to the Deferred Compensation Plan                    23        122          -             -              -        -           145
Issuance of 6,770 common shares pursuant
  to the First Retirement & Savings Plan               27        142          -             -              -        -           169
Purchase of 239,618 treasury shares                     -          -          -             -              -    (6,540)      (6,540)
Deferred compensation                                   -          -          -           197              -      (197)           -
Issuance of 7,813 common shares pursuant
  to the exercise of stock options                     31        136          -             -              -         -          167
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                $ 14,415    $14,450    $45,896        $1,589         $2,373  $(11,916)     $66,807
                                                ====================================================================================


Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(In thousands)

                                                               2002         2001         2000
                                                           ---------    ---------    --------
Cash flows from operating activities:
Net income                                                  $ 8,034      $ 6,516      $ 5,660
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                   1,075          600          550
  Depreciation, amortization and accretion, net               3,169        3,204        2,887
  (Gain) loss on sale of securities, net                       (223)        (208)           3
  Loss on sale of other real property owned, net                107          132           48
  Gain on sale of mortgage loans held for sale, net          (1,350)        (998)        (286)
  Deferred income taxes                                        (146)        (313)        (260)
  Decrease (increase) in accrued interest receivable            428          605       (1,462)
  Increase (decrease) in accrued interest payable              (577)        (258)         332
  Origination of mortgage loans held for sale              (106,461)     (76,212)     (14,220)
  Proceeds from sale of mortgage loans held for sale        106,312       72,226       15,268
  Impairment of other investment                                250            -            -
  (Increase) decrease in other assets                        (2,057)        (841)       1,828
  Increase (decrease) in other liabilities                    1,232           48       (1,688)
                                                           ---------    ---------    ---------
Net cash provided by operating activities                     9,793        4,501        8,660
                                                           ---------    ---------    ---------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                      (6)         (47)        (189)
Purchases of premises and equipment                          (2,130)      (1,625)      (1,106)
Net increase in loans                                       (26,176)     (14,512)     (41,958)
Proceeds from sales of:
  Securities available-for-sale                              12,091        9,888          607
Proceeds from maturities of:
  Securities available-for-sale                              45,253       88,213       10,229
  Securities held-to-maturity                                20,331          456          375
  Securities available-for-sale                             (81,250)    (103,216)      (4,817)
  Securities held-to-maturity                                  (164)        (394)      (1,794)
Purchase of financial organizations, net of cash received        15          606            -
                                                           ---------    ---------    ---------
Net cash used in investing activities                       (32,036)     (20,631)     (38,653)
                                                           ---------    ---------    ---------
Cash flows from financing activities:
Net increase in deposits                                     54,032       24,854       18,974
Decrease in federal funds purchased                               -            -       (1,175)
Increase (decrease) in repurchase agreements                  5,305        7,783       (1,212)
Increase (decrease) in short-term FHLB advances              (3,000)     (15,000)      17,000
Increase in long-term FHLB advances                           5,000        8,000        1,800
Repayment of short-term debt                                 (1,000)           -            -
Repayment of long-term debt                                       -       (4,325)           -
Proceeds from issuance of short-term debt                     5,000        4,325            -
Increase in other borrowings                                    200            -            -
Proceeds from issuance of common stock                          481          377           54
Purchase of treasury stock                                   (6,540)      (1,038)      (1,881)
Dividends paid on common stock                                 (674)        (590)        (569)
                                                           ---------    ---------    ---------
Net cash provided by financing activities                    58,804       24,386       32,991
                                                           ---------    ---------    ---------
Increase in cash and cash equivalents                        36,561        8,256        2,998
Cash and cash equivalents at beginning of year               33,096       24,840       21,842
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of year                    $69,657      $33,096      $24,840
                                                           =========    =========    =========
Additional disclosures of cash flow information
Cash paid during the year for:
  Interest                                                  $15,238      $21,848      $22,241
  Income taxes                                                4,228        3,171        2,417
Loans transferred to real estate owned                          841          617          102
Dividends reinvested in common shares                           913          775          725
                                                           =========    =========    =========


See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2002, 2001 and 2000

Note 1 - Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance") and the Checkley Agency, Inc. ("Checkley"). All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of these policies.

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

Investment Securities

         The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2002, 2001 or 2000.

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


Allowance for Loan Losses

         The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable losses inherent in the loan portfolio. The allowance is based on a continuing review of the loan portfolio, the underlying value of the collateral securing the loans, current economic conditions and past loan loss experience. Loans that are deemed to be uncollectible are charged off to the allowance. The provision for loan losses and recoveries are credited to the allowance.

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


Goodwill and Intangible Assets

         The Company has goodwill from business combinations, identifiable intangible assets assigned to core deposit relationships and customer lists of acquisitions, and intangible assets arising from the rights to service mortgage loans for others.

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested at least annually for impairment. If goodwill is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the implied fair value of the goodwill. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). SFAS 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of a part of a financial institution that meet the definition of a business, be accounted for in accordance with SFAS 142. Accordingly, unidentifiable intangible assets were reclassified to goodwill and were no longer amortized.

         Identifiable intangible assets generally arise from branches acquired that the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair value of net assets acquired, with specific amounts assigned to core deposit relationships and customer lists primarily related to insurance agencies. Intangible assets are amortized by the straight-line method over various periods up to fifteen years. Management reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         The Company recognizes as a separate asset the rights to service mortgage loans for others. Mortgage servicing rights are not subject to SFAS 142, but are amortized in proportion to and over the period of estimated net servicing income and are subject to periodic impairment testing.


Income Taxes

         The Company and its subsidiaries file consolidated Federal and state income tax returns with each organization computing its taxes on a separate company basis. Amounts provided for income tax expense are based on income reported for financial statement purposes rather than amounts currently payable under tax laws.

         Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences existing between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as an increase or decrease in income tax expense in the period in which such change is enacted.


Trust Department Assets

         Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets since such items are not assets of the Company or its subsidiaries.


Stock Split

         On November 16, 2001, the Company effected a three-for-two stock split in the form of a 50 percent stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All prior years' share and per share amounts have been restated to give retroactive recognition to the stock split.

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

         The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 as of January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS 142.

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

         In connection with the SFAS 142 transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, an indication would exist that the reporting unit goodwill might be impaired and the Company would perform the second step of the transitional impairment test to determine whether a transitional impairment loss existed. In addition, the Company has chosen September 30 as the date of its annual testing of goodwill for impairment. The Company performed the testing of goodwill for impairment as of June 30, 2002 and September 30, 2002 and determined as of each of the above dates that goodwill was not impaired. The second step was not required to be completed as the Company determined that its goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of a Disposal of a Segment and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," ("Opinion 30") for the disposal of a segment of a business. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows the asset is expected to generate. If the carrying amount of an asset exceeds it estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less any cost to sell. The Company adopted SFAS 144 on January 1, 2002, as required. The adoption did not have a material effect on the Company's financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to be material to the Company's financial position or results of operations.

         On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This Statement brings all business combinations involving financial institutions, except mutual enterprises, into the scope of SFAS 141. SFAS 147, which was effective as of October 1, 2002, required that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of a part of a financial institution that meet the definition of a business, be accounted for in accordance with SFAS 141 and the related intangibles be accounted for in accordance with SFAS 142. Accordingly, the specialized accounting guidance of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," no longer applied after September 30, 2002. Upon adoption of SFAS 147, if certain criteria were met, unidentifiable intangible assets were reclassified to goodwill and ceased being amortized effective as of the date of adoption of SFAS 142, and previously issued financial statements were required to be restated. SFAS 147 also amends the scope of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" (SFAS 148). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in Note 15 in the Company's consolidated financial statements. The Company has not decided yet if it will adopt a change to the fair value based method of accounting.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statement periods after December 15, 2002. The initial measurement and recognition provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45's measurement and recognition provisions will not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidated Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity will need to consolidate the entity if the company's interest in the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company does not expect the provisions of FIN 46 to have a material impact on its financial position or results of operations.

Comprehensive Income

         The Company's comprehensive income for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):


                                                 2002       2001       2000
                                              --------   --------   --------
Net income                                     $8,034     $6,516     $5,660
Other comprehensive income:
  Unrealized gains (losses) during the year     2,889      1,886      4,857
  Reclassification adjustment for net
    (gains) losses realized in net income        (223)      (208)       3
  Tax effect                                   (1,033)      (650)    (1,883)
                                              --------   --------   --------
Comprehensive income                           $9,667     $7,544     $8,637
                                              ========   ========   ========


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


         The components of basic and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                  2002         2001        2000
                                             ----------- ----------- -----------
Basic Earnings per Share:
Net income available to common stockholders  $8,034,000  $6,516,000  $5,660,000
                                             =========== =========== ===========
Weighted average common shares outstanding    3,357,571   3,378,019   3,386,111
                                             =========== =========== ===========
Basic earnings per common share                   $2.39       $1.93       $1.67
                                             =========== =========== ===========

Diluted Earnings per Share:
Net income available to common stockholders  $8,034,000  $6,516,000  $5,660,000
                                             =========== =========== ===========
Weighted average common shares outstanding    3,357,571   3,378,019   3,386,111
Assumed conversion of stock options              24,166      11,195       7,918
                                             ----------- ----------- -----------
Diluted weighted average common
  shares outstanding                          3,381,737   3,389,214   3,394,029
                                             =========== =========== ===========
Diluted earnings per common share                 $2.38       $1.92       $1.67
                                             =========== =========== ===========

Note 3 - Mergers and Acquisitions

         On January 29, 2002, the Company acquired all of the issued and outstanding stock of Checkley, an insurance agency headquartered in Mattoon, Illinois. Checkley was purchased for cash with a portion ($750,000) paid at closing and the remainder ($1,000,000) to be paid pursuant to a promissory note over a five-year period ending January 2007. Checkley operates as a separate subsidiary of the Company and provides customers with commercial property, casualty, life, auto and home insurance. In order to facilitate this acquisition, the Company became a financial holding company under the GLB Act on December 14, 2001. The results of Check ley's operations are included in the consolidated financial statements since the acquisition date.

         The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):



                                                  At January 29, 2002:
                        ----------------------------------------------
                        Current assets                   $643
                        Property and equipment             76
                        Intangible assets               1,904
                                                  --------------------
                         Total assets acquired           2,623
                                                  --------------------
                        Current liabilities              (771)
                        Debt                              (20)
                                                  --------------------
                        Total liabilities                (791)
                                                  --------------------
                        Net assets acquired            $1,832
                                                  ====================


         The Company recorded $1,904,000 of intangible assets. The identified intangible assets were allocated to customer lists and are amortized over a period of ten years.




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

Note 4 - Cash and Due from Banks

         Aggregate cash and due from bank balances of $270,000 and $214,000 at December 31, 2002 and 2001, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


Note 5 - Investment Securities

         The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2002 and 2001 were as follows (in thousands):

                                                            Gross       Gross     Estimated
                                             Amortized  Unrealized   Unrealized     Fair
                                                Cost        Gains       Losses      Value
                                            ----------- ----------- ------------ -----------
2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 agencies                                     $ 76,342      $1,665     $    (30)   $ 77,977
Obligations of states and political
 subdivisions                                   25,695       1,232            -     26,927
Mortgage-backed securities                      44,697         749           (4)     45,442
Federal Home Loan Bank stock                     3,266           -            -      3,266
Other securities                                12,541         293          (31)     12,803
                                            ----------- ----------- ------------ -----------
  Total available-for-sale                    $162,541     $ 3,939     $    (65)   $166,415
                                            =========== =========== ============ ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                  $ 1,902        $ 27     $     (2)    $ 1,927
                                            =========== =========== ============ ===========
2001
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 agencies                                     $ 60,852      $1,165      $  (181)   $ 61,836
Obligations of states and political
 subdivisions                                   27,140         247         (212)     27,175
Mortgage-backed securities                      54,306         427         (242)     54,491
Federal Home Loan Bank stock                     3,102           -            -       3,102
Other securities                                13,489          23          (20)     13,492
                                            ----------- ----------- ------------ -----------
  Total available-for-sale                    $158,889     $ 1,862      $  (655)   $160,096
                                            =========== =========== ============ ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                  $ 2,071        $ 70      $    (5)    $ 2,136
                                            =========== =========== ============ ===========


        Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 2002, 2001 and 2000 (in thousands):

                               2002         2001        2000
                        ------------ ------------ -----------
Proceeds from sales         $12,091      $ 9,888       $ 607
Gross gains                     223          208           1
Gross losses                      -            -           4

         Maturities of investment securities were as follows at December 31, 2002 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                     Amortized       Estimated
                                        Cost         Fair Value
                                   --------------   -------------
Available-for-sale:
 Due in one year or less                 $32,867         $33,411
 Due after one-five years                 44,544          45,933
 Due after five-ten years                 12,763          13,400
 Due after ten years                      27,670          28,229
                                   --------------   -------------
                                         117,844         120,973
 Mortgage-backed securities               44,697          45,442
                                   --------------   -------------
Total available-for-sale                $162,541        $166,415
                                   --------------   -------------
Held-to-maturity:
 Due in one year or less                   $ 225           $ 226
 Due after one-five years                    585             598
 Due after five-ten years                    535             545
 Due after ten-years                         557             558
                                   --------------   -------------
Total held-to-maturity                   $ 1,902         $ 1,927
                                   --------------   -------------
Total investment securities             $164,443        $168,342
                                   ==============   =============


         Investment securities of approximately $141,462,000 and $133,208,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Note 6 - Loans

         A summary of loans at December 31, 2002 and 2001 follows (in thousands):


                                                          2002           2001
                                                --------------- --------------
      Commercial, financial and agricultural          $127,077       $107,794
      Real estate-mortgage                             340,033        331,873
      Installment                                       31,174         32,652
      Other                                              1,647          1,228
                                                --------------- --------------
        Total gross loans                              499,931        473,547
      Less unearned discount                                67            304
                                                --------------- --------------
       Net loans                                     $499,864       $473,243
                                                =============== ==============


         The real estate mortgage loan balance in the above table includes loans held for sale of $7,070,000 and $5,571,000 at December 31, 2002 and 2001,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $23,358,000 at December 31, 2002 and $21,451,000 at December 31, 2001.

         Activity during 2002 was as follows (in thousands):

            Balance at December 31, 2001                 $21,451
            New loans                                      6,603
            Loan repayments                               (4,696)
                                                   --------------
            Balance at December 31, 2002                 $23,358
                                                   ==============


         The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 2002 and 2001 (in thousands):


                                                       2002        2001
                                                 ----------- -----------
Nonaccrual loans                                     $2,961      $3,419
Renegotiated loans which are performing
 in accordance with revised terms                       188         188


         Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $164,000, $247,000 and $154,000 in 2002, 2001 and 2000, respectively. The amount of interest income that was recorded amounted to $2,000 in 2002, $16,000 in 2001 and $20,000 in 2000.

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

         The following table presents information on impaired loans (in thousands):

At December 31,                                    2002        2001
                                             ---------- -----------
Impaired loans for which an allowance has
  been provided                                  $1,429        $727
Impaired loans for which no allowance has
  been provided                                   1,532       2,692
                                             ----------- -----------
Total loans determined to be impaired            $2,961      $3,419
                                             =========== ===========
Allowance on impaired loans                        $386        $218
                                             =========== ===========



For the year ended December 31,                    2002      2001      2000
                                               --------- --------- ---------
Average recorded investment in impaired loans    $3,053    $2,306    $2,037
Cash basis interest income recognized from
  impaired loans                                      8        16        20


         Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2002 and 2001, the Company's loan portfolio included approximately $90,729,000 and $82,615,000, respectively, of loans to borrowers directly related to the agricultural industry.

         Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2002, 2001 and 2000 was approximately $26,391,000, $38,960,000 and $55,729,000, respectively.

Note 7 - Allowance for Loan Losses

         Changes in the allowance for loan losses were as follows during the three-year period ended December 31, 2002 (in thousands):



                                             2002       2001       2000
                                        ---------- ---------- ----------
           Balance, beginning of year      $3,702     $3,262     $2,939
           Provision for loan losses        1,075        600        550
           Added through acquisitions           -        275          -
           Recoveries                          74         66         60
           Charge-offs                     (1,128)      (501)      (287)
                                        ---------- ---------- ----------
           Balance, end of year            $3,723     $3,702     $3,262
                                        ========== ========== ==========



Note 8 - Premises and Equipment, Net

         Premises and equipment at December 31, 2002 and 2001 consisted of (in thousands):



                                                  2002         2001
                                             ----------   ----------
Land                                           $ 3,364      $ 3,364
Buildings and improvements                      14,219       14,166
Furniture and equipment                         10,297       10,121
Leasehold improvements                           1,049          382
Construction in progress                             8           59
                                             ----------   ----------
 Subtotal                                       28,937       28,092
Accumulated depreciation and amortization       12,021       11,436
                                             ----------   ----------
  Total                                        $16,916      $16,656
                                             ==========   ==========


     Depreciation and amortization expense was $1,946,000, $2,040,000 and $1,884,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 9 - Goodwill and Intangible Assets

         The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.
         As of January 1, 2002, the date of adoption of SFAS 142 and the effective date of SFAS 147, the Company had unamortized goodwill of $9 million, which was subject to the transition provisions of SFAS 142 and SFAS 147, and is no longer being amortized. The Company also had $2.1 million of intangible assets for an acquisition of a branch whereby the liabilities assumed were greater than the assets obtained and was not considered an acquisition of a business, $1.3 million of core deposit intangibles, and $217,000 of intangible assets arising from the rights to service mortgage loans for others, all which continue to be amortized. In January 2002, the Company added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2002 and 2001 (in thousands):

                                            December 31, 2002        December 31, 2001
                                       ------------------------- -------------------------
                                          Gross                     Gross
                                        Carrying    Accumulated   Carrying   Accumulated
                                          Value    Amortization     Value    Amortization
                                       ---------- -------------- ---------- --------------
Goodwill not subject to amortization     $12,794         $3,760    $12,794         $3,760
Intangibles from branch acquisition        3,015          1,157      3,015            955
Core deposit intangibles                   2,805          1,807      2,805          1,507
Mortgage servicing rights                    608            451        601            384
Customer list intangibles                  1,904            174          -              -
                                       ---------- -------------- ---------- --------------
                                         $21,126         $7,349    $19,215         $6,606
                                       ========== ============== ========== ==============

         Net income and earnings per share adjusted for the adoption of SFAS 142 and 147 is as follows (in thousands):

                                                              2002     2001     2000
                                                           -------- -------- --------
    Net income, as reported                                 $8,034   $6,516   $5,660
    Add back: Goodwill amortization, net of tax benefit          -      568      535
                                                           -------- -------- --------
    Adjusted net income                                     $8,034   $7,084   $6,195
                                                           ======== ======== ========
    BASIC EARNINGS PER SHARE:
      Net income, as reported                                $2.39    $1.93    $1.67
      Add back: Goodwill amortization, net of tax benefit        -      .17      .16
                                                           -------- -------- --------
      Adjusted net income                                    $2.39    $2.10    $1.83
                                                           ======== ======== ========
    DILUTED EARNINGS PER SHARE:
      Net income, as reported                                $2.38    $1.92    $1.67
      Add back: Goodwill amortization, net of tax benefit        -      .17      .16
                                                           -------- -------- --------
       Adjusted net income                                    $2.38    $2.09    $1.83
                                                           ======== ======== ========

         Total amortization expense for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

                                           2002     2001     2000
                                        -------- -------- --------
  Goodwill not subject to amortization        -     $704     $639
  Intangibles from branch acquisitions     $201      201      201
  Core deposit intangibles                  300      323      350
  Mortgage servicing rights                  66       86       79
  Customer list intangibles                 175        -        -
                                        -------- -------- --------
                                           $742   $1,314   $1,269
                                        ======== ======== ========

         Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):


Aggregate amortization expense:
     For period ended 12/31/02                               $742

Estimated amortization expense:
     For period ended 12/31/03                               $718
     For period ended 12/31/04                               $614
     For period ended 12/31/05                               $578
     For period ended 12/31/06                               $579
     For period ended 12/31/07                               $515


         In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of June 30, 2002 and September 30, 2002 and determined as of each of these dates that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.



Note 10 - Deposits

         As of December 31, 2002 and 2001, deposits consisted of the following (in thousands):

                                       2002           2001
                              -------------- --------------
Demand deposits:
  Non-interest bearing             $ 84,025       $ 80,264
  Interest bearing                  143,189        139,715
Savings                              52,285         44,884
Money market                         69,089         58,545
Time deposits                       264,864        236,012
                              -------------- --------------
  Total deposits                   $613,452       $559,420
                              ============== ==============


         Total interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 was as follows (in thousands):

                              2002       2001       2000
                         ---------- ---------- ----------
Interest-bearing demand    $ 1,542    $ 2,603    $ 2,989
Savings                        799        923        952
Money market                 1,125      1,771      2,123
Time deposits                8,787     13,476     12,348
                         ---------- ---------- ----------
Total                      $12,253    $18,773    $18,412
                        =========== ========== ==========


         As of December 31, 2002, 2001 and 2000, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):


                                     2002       2001       2000
                                ---------- ---------- ----------
Outstanding                       $93,951    $61,438    $62,922
Interest expense for the year       2,766      3,607      2,738


         The following table shows the amount of maturities for all time deposits as of December 31, 2002 (in thousands):

Less than 1 year                   $160,592
1 year to 2 years                    54,653
2 years to 3 years                   16,829
3 years to 4 years                    3,028
Over 4 years                         29,762
                                ------------
Total                              $264,864
                                ============

Note 11 - Other Borrowings

         As of December 31, 2002 and 2001 other borrowings consisted of the following (in thousands):


                                                    2002       2001
                                                ---------- ----------
Securities sold under agreements to repurchase    $44,184    $38,879
Federal Home Loan Bank advances:
 Fixed term-advances                               35,300     33,300
Other debt:
 Loans due in one year or less                      8,525      4,325
 Loans due after one year                             800          -
                                                ---------- ----------
Total                                             $88,809    $76,504
                                                ========== ==========


         The Federal Home Loan Bank fixed-term advances at December 31, 2002 consisted of the following:

     >>   $5 million advance at 2.54%, due February 28, 2003
     >>   $5 million advance at 3.45%, due February 28, 2004
     >> $5 million advance at 6.16%, due March 20, 2005, one year call option beginning March 20, 2001
     >> $2.3 million advance at 6.10%, due April 7, 2005, callable quarterly after January 2001
     >>   $5 million advance at 6.12%, due September 6, 2005
     >>   $5 million advance at 5.34%, due December 14, 2005
     >>   $3 million advance at 5.98%, due March 1, 2011
     >>   $5 million advance at 4.33%, due November 23, 2011


                                                      2002      2001      2000
                                                  --------- --------- ---------
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end              $44,588   $40,646   $34,546
 Average amount outstanding for the year            34,389    29,547    24,576


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

          The Company had an other debt balance of $9,325,000 as of December 31, 2002, consisting of a loan agreement with The Northern Trust Company with a balance of $8,325,000 and a $1 million promissory note for the Checkley acquisition of which $200,000 is due in one year or less and $800,000 is due after one year. As of December 31, 2001, the Company had a debt balance of $4,325,000 that consisted of a loan agreement with The Northern Trust Company. Terms of the loan agreement are a floating interest rate of 1.25% over the Federal funds rate with interest due quarterly. The interest rate as of December 31, 2002 was 2.53% (3.1% at December 31, 2001). The loan is a revolving credit agreement with a maximum available balance of $15 million. The outstanding loan balance matures October 24, 2003. Management of the Company expects this loan to be renewed in the future. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2002 and 2001.

          The $1 million promissory note resulting from the acquisition of Checkley has an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.25% as of December 31, 2002) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.

Note 12 - Regulatory Capital

           The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board. First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

           Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002 and 2001, that all capital adequacy requirements have been met.

           As of December 31, 2002 and 2001, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2002, there are no conditions or events since the most recent notification that management believes have changed this categorization.

                                                                         To Be Well
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
                                     Actual       Adequacy Purposes  Action Provisions
                                ---------------- ------------------- -----------------
                                  Amount  Ratio      Amount   Ratio    Amount   Ratio
                                --------- ------ ----------- ------- --------- -------
December 31, 2002
Total Capital
  (to risk-weighted assets)
  Company                       $ 54,380   10.35%  $ 42,051  > 8.00%      N/A     N/A
                                                             -
  First Mid Bank                  59,476   11.42     41,653  > 8.00   $52,067  >10.00%
                                                             -                 -
Tier 1 Capital
  (to risk-weighted assets)
  Company                         50,657    9.64     21,026  > 4.00       N/A     N/A
                                                             -
  First Mid Bank                  55,753   10.71     20,827  > 4.00    31,240  > 6.00
                                                             -                 -
Tier 1 Capital
  (to average assets)
  Company                         50,657    6.62     30,630  > 4.00       N/A     N/A
                                                             -
  First Mid Bank                  55,753    7.39     30,158  > 4.00    37,698  > 5.00
                                                             -                 -
December 31, 2001
Total Capital
  (to risk-weighted assets)
  Company                       $ 54,498   11.23   $ 38,810  > 8.00%      N/A     N/A
                                                             -
  First Mid Bank                  54,139   11.24     38,521  > 8.00   $48,152  >10.00%
                                                             -                 -
Tier 1 Capital
  (to risk-weighted assets)
  Company                         50,796   10.47     19,405  > 4.00       N/A     N/A
                                                             -
  First Mid Bank                  50,437   10.47     19,261  > 4.00    28,891  > 6.00
                                                             -                 -
Tier 1 Capital
  (to average assets)
  Company                         50,796    7.34     27,669  > 4.00       N/A     N/A
                                                             -
  First Mid Bank                  50,437    7.36     27,427  > 4.00    34,284  > 5.00
                                                             -                 -


Note 13 - Disclosure of Fair Values of Financial Instruments

         Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires the disclosure of the estimated fair value of financial instrument assets and liabilities. For the Company, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in SFAS 107. However, many of the Company's financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Company's general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity. Accordingly, the Company, for purposes of the SFAS 107 disclosure, used significant assumptions and estimations as well as present value calculations. Future changes in these assumptions or methodologies may have a material effect on estimated fair values.
         Estimated fair values have been determined by the Company using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2002 and 2001 were as follows (in thousands):

         Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                       2002                     2001
                               ---------------------- ----------------------
                                 Carrying      Fair     Carrying      Fair
                                   Amount      Value      Amount      Value
                               ----------- ---------- ----------- ----------
Cash and cash equivalents        $ 69,657   $ 69,657    $ 33,096   $ 33,096
Investments available-for-sale    166,415    166,415     160,096    160,096
Investments held-to-maturity        1,902      1,927       2,071      2,136


         Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.


                                             2002                       2001
                                     --------------------- ---------------------
                                      Carrying      Fair    Carrying      Fair
                                        Amount     Value      Amount      Value
                                     ---------- ---------- ---------- ----------
Deposits with stated maturities       $264,864   $268,376   $236,012   $238,126
Securities sold under agreements
  to repurchase                         44,184     44,180     38,879     38,866
Federal Home Loan Bank advances         35,300     37,881     33,300     37,319


         Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                            2002                       2001
                                    --------------------- ---------------------
                                     Carrying      Fair    Carrying      Fair
                                       Amount     Value      Amount      Value
                                    ---------- ---------- ---------- ----------
Deposits with no stated maturity     $348,588   $348,588   $323,408   $323,408
Floating rate debt                      9,325      9,325      4,325      4,325

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

                             2002                       2001
                      --------------------- --------------------
                       Carrying      Fair    Carrying     Fair
                         Amount      Value     Amount    Value
                      ---------- ---------- ---------- ---------
Net loan portfolio     $496,141   $505,990   $469,541  $480,522

         Off-balance sheet items such as unfunded loan commitments and stand-by letters of credit generally approximate their estimated fair values.


Note 14 - Retirement Plan

         The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $547,000, $450,000 and $413,000 in 2002, 2001 and 2000, respectively. The Company has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and one to a current senior officer.

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

         A summary of the status of stock options under the SI plan at December 31, 2002, 2001 and 2000 and changes during the years then ended are presented in the following table:

                                            For the year ended December 31,
                                   2002                 2001                  2000
                            -------------------- -------------------- --------------------
                                        Average              Average              Average
                                       Exercise             Exercise             Exercise
                              Shares      Price    Shares      Price      Shares    Price
                            --------- ---------- --------- ---------- --------- ----------
    Beginning of year        131,750     $21.06    92,250     $19.81    70,500     $20.10
    Granted                   43,500      27.25    39,500      24.00    33,750      19.39
    Exercised                (7,813)      21.43         -          -     (750)      15.67
    Cancelled                      -          -         -          -  (11,250)      20.96
                            --------- ---------- --------- ---------- --------- ----------
    End of year              167,437     $22.65   131,750     $21.06    92,250     $19.81
                            ========= ========== ========= ========== ========= ==========
    Options exercisable       66,565     $19.96    58,250     $19.61    34,876     $19.12
                            ========= ========== ========= ========== ========= ==========
  Fair value of options
      granted during year                $ 6.80               $ 6.48               $ 5.22
                                      ==========           ==========           ==========


     At December 31, 2002, options for 132,563 shares were available for grant under the SI Plan.

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

                                    For the years ended December 31,
                                         2002       2001       2000
                                    ---------- ---------- ----------
    Net income:
      As reported                      $8,034     $6,516     $5,660
      Pro forma                         7,819      6,317      5,516
    Basic Earnings Per Share:
      As reported                      $ 2.39     $ 1.93     $ 1.67
      Pro forma                          2.33       1.87       1.63
    Diluted Earnings Per Share:
      As reported                      $ 2.38     $ 1.92     $ 1.67
      Pro forma                          2.31       1.86       1.63


         The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 2002, 2001 and 2000.

                                       2002       2001       2000
                                  ---------- ---------- ----------
Dividend yield                         1.8%       2.0%       1.9%
Risk free interest rate               4.56%      5.16%      5.41%
Weighted average expected life      9.9 yrs    9.9 yrs    9.9 yrs
Expected volatility                     15%        16%        13%

Note 16 - Income Taxes

         The components of Federal and state income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):


                               2002       2001        2000
                          ---------- ---------- -----------
Current
  Federal                    $3,515     $2,977      $2,197
  State                         636        376          98
                          ---------- ---------- -----------
  Total Current               4,151      3,353       2,295
Deferred
  Federal                     (119)      (275)       (227)
  State                        (27)       (38)        (33)
                          ---------- ---------- -----------
 Total Deferred              (146)      (313)       (260)
                          ---------- ---------- -----------
Total                        $4,005     $3,040      $2,035
                          ========== ========== ===========

         Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34% to income before income taxes). The principal reasons for this difference are as follows (in thousands):

                                          2002       2001       2000
                                     ---------- ---------- ----------
Expected income taxes                   $4,093     $3,249     $2,616
Effects of:
 Tax-exempt income                        (577)      (659)      (595)
  Nondeductible interest expense            46         82         87
 Goodwill amortization                       -        120        120
 State taxes, net of federal taxes         402        222         43
  Donation of property                       -          -       (197)
   Other items, net                         41         26        (39)
                                     ---------- ---------- ----------
Total                                   $4,005     $3,040     $2,035
                                     ========== ========== ==========


         The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands):

                                                2002       2001
                                           ---------- ----------
Deferred tax assets:
 Allowance for loan losses                   $ 1,442    $ 1,417
 Deferred compensation                           460        441
 Supplemental retirement                          59          -
 Other, net                                      216        303
                                           ---------- ----------
Total gross deferred tax assets              $ 2,177    $ 2,161
                                           ========== ==========
Deferred tax liabilities:
 Depreciation                                   $ 93      $ 232
 Available-for-sale investment securities      1,501        468
 Core deposit premium amortization               128        156
 Other, net                                      282        245
                                           ---------- ----------
Total gross deferred tax liabilities         $ 2,004    $ 1,101
                                           ---------- ----------
Net deferred tax assets                        $ 173    $ 1,060
                                           ========== ==========


         Deferred tax assets and deferred tax liabilities are recorded in other assets and other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2002 and 2001 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 17 - Dividend Restrictions

         Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2002, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $12.0 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


Note 18 - Commitments and Contingent Liabilities

         First Mid enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, and interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

         The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2002 and 2001 are as follows (in thousands):


                                                       2002         2001
                                                  ----------   ----------
Unused commitments including lines of credit:
    Commercial real estate                          $31,506      $34,787
    Commercial operating                             31,160       29,746
    Home Equity                                       9,509        7,831
    Other                                            13,753       15,666
                                                  ----------   ----------
       Total                                        $85,928      $88,030
                                                  ==========   ==========

Standby letters of credit                              $997         $642
                                                  ==========   ==========



         Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days. Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the liens and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contact amount of such instrument.

Note 19 - Parent Company Only Financial Statements

         Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):


First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,                                      2002         2001
                                             ----------   ----------
Assets
  Cash                                         $ 1,229      $ 1,690
  Premises and equipment, net                        1            2
  Investment in subsidiaries                    73,223       64,488
  Other assets                                   2,635        2,985
                                             ----------   ----------
Total Assets                                   $77,088      $69,165
                                             ==========   ==========
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                              $ 861        $ 809
  Debt                                           9,325        4,325
  Other liabilities                                 95          106
                                             ----------   ----------
 Total Liabilities                               10,281        5,240
                                             ----------   ----------
  Stockholders' equity                          66,807       63,925
                                             ----------   ----------
Total Liabilities and Stockholders' equity     $77,088      $69,165
                                             ==========   ==========




First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,                              2002      2001      2000
                                                  --------- --------- ---------
Income:
  Dividends from subsidiaries                       $3,515    $3,281    $2,813
  Other income                                          42        93        96
                                                  --------- --------- ---------
                                                     3,557     3,374     2,909
Operating expenses                                   1,205     1,006     1,053
                                                  --------- --------- ---------
Income before income taxes and equity
  in undistributed earnings of subsidiaries          2,352     2,368     1,856
Income tax benefit                                     425       319       371
                                                  --------- --------- ---------
Income before equity in undistributed
  earnings of subsidiaries                           2,777     2,687     2,227
Equity in undistributed earnings of subsidiaries     5,257     3,829     3,433
                                                  --------- --------- ---------
Net income                                          $8,034    $6,516    $5,660
                                                  ========= ========= =========

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,                            2002      2001      2000
                                                --------- --------- ---------
Cash flows from operating activities:
 Net income                                       $8,034    $6,516    $5,660
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, accretion, net        2         2         4
     Equity in undistributed earnings of
        subsidiaries                              (5,257)   (3,829)   (3,433)
     (Increase) decrease in other assets          (1,495)     (543)      121
     Increase (decrease) in other liabilities        (12)       50       (34)
                                                --------- --------- ---------
Net cash provided by operating activities          1,272     2,196     2,318
                                                --------- --------- ---------
Cash flows from financing activities:
 Repayment of long-term debt                      (3,525)        -         -
 Proceeds from short-term debt                     8,525         -         -
 Proceeds from issuance of common stock              481       377        54
 Purchase of treasury stock                       (6,540)   (1,038)   (1,881)
 Dividends paid on common stock                     (674)     (590)     (569)
                                                --------- --------- ---------
 et cash used in financing activities             (1,733)   (1,251)   (2,396)
                                                --------- --------- ---------
 Increase (decrease) in cash                        (461)      945       (78)
Cash at beginning of year                          1,690       745       823
                                                --------- --------- ---------
ash at end of year                               $ 1,229   $ 1,690     $ 745
                                                ========= ========= =========

Note 20 - Quarterly Financial Data - Unaudited

         The following table presents summarized quarterly data for each of the two years ended December 31:

                                                   Quarters ended in 2002
                                    March 31(1)  June 30(1) September 30(1) December 31(1)
                                   ------------ ----------- --------------- --------------
Selected operations data:
  Interest income                      $10,365     $10,320         $10,384        $10,318
  Interest expense                       3,951       3,612           3,505          3,593
                                   ------------ ----------- --------------- --------------
    Net interest income                  6,414       6,708           6,879          6,725
  Provision for loan losses                125         150             500            300
                                   ------------ ----------- --------------- --------------
    Net interest income after            6,289       6,558           6,379          6,425
      provision for loan losses
  Other income                           2,304       2,459           2,912          3,157
  Other expense                          5,612       5,997           6,245          6,590
                                   ------------ ----------- --------------- --------------
    Income before income taxes           2,981       3,020           3,046          2,992
  Income taxes                             972       1,014           1,016          1,003
                                   ------------ ----------- --------------- --------------
    Net income                         $ 2,009     $ 2,006         $ 2,030        $ 1,989
                                   ============ =========== =============== ==============

  Basic earnings per share               $0.59       $0.60           $0.59          $0.61
  Diluted earnings per share             $0.59       $0.59           $0.59          $0.61

   (1) Restated for adoption of SFAS No. 147



                                                       Quarters ended in 2001
                                      March 31     June 30    September 30    December 31
                                   ------------ ----------- --------------- --------------
Selected operations data:
  Interest income                    $11,271       $11,563         $11,525        $11,147
  Interest expense                     5,828         5,710           5,388          4,664
                                   ------------ ----------- --------------- --------------
    Net interest income                5,443         5,853           6,137          6,483
  Provision for loan losses              150           150             150            150
                                   ------------ ----------- --------------- --------------
    Net interest income after          5,293         5,703           5,987          6,333
      provision for loan losses
  Other income                         1,996         2,220           2,076          2,380
  Other expense                        5,165         5,612           5,554          6,101
                                   ------------ ----------- --------------- --------------
    Income before income taxes         2,124         2,311           2,509          2,612
  Income taxes                           659           696             817            868
                                   ------------ ----------- --------------- --------------
    Net income                       $ 1,465       $ 1,615         $ 1,692        $ 1,744
                                   ============ =========== =============== ==============

  Basic earnings per share             $0.43         $0.48           $0.50          $0.52
  Diluted earnings per share           $0.43         $0.48           $0.50          $0.51


Independent Auditors' Report

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

         We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.


[GRAPHIC OMITTED][GRAPHIC OMITTED]



Chicago, Illinois
January 28, 2003

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

         KPMG LLP, independent certified public accountants, as identified in the accompanying Independent Auditors' Report, has audited the consolidated financial statements. The audits were conducted in accordance with auditing standards generally accepted in the United States of America, which included tests of the accounting records and other auditing procedures considered necessary to formulate an opinion as to the fairness, in all material respects, of the consolidated financial statements.





William S. Rowland
Chairman & Chief Executive Officer


Michael L. Taylor
Chief Financial Officer

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2003 Proxy Statement under the captions "Proposal 1 - Election of Directors" and "Section 16 - Beneficial Ownership Reporting Compliance."

         The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item - Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

                                                                 Equity Compensation Plan Information
                                         --------------------------------------------------------------------------------------
                                         Number of securities to       Weighted-average       Number of securities remaining
                                         be issued upon exercise      exercise price of        available for future issuance
                                          of outstanding options     outstanding options      under equity compensation plans
             Plan category                         (a)                       (b)                            (c)
---------------------------------------- ------------------------- ------------------------- ----------------------------------
Equity compensation plans
  approved by security holders:
(1) Deferred Compensation Plan                    94,018                    $16.80                        205,982
(2) Stock Incentive Plan                         167,437                     22.65                        132,563
Equity compensation plans not
  approved by security holders                         -                         -                              -
                                         ------------------------- ------------------------- ----------------------------------
                 Total                           261,455                    $20.55                        338,545
                                         ========================= ========================= ==================================

         The Company's equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan. Additional information regarding each plan is available in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Plans" and Note 15 of the Company's financial statements.

         The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference to the Company's 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions."



ITEM 14.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules



         The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

         Financial Statements and Supplementary Data:

          >>   Consolidated Balance Sheets -- December 31, 2002 and 2001

          >> Consolidated Statements of Income -- For the Years Ended December 31, 2002, 2001 and 2000

          >> Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2002, 2001 and 2000

          >> Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2002, 2001 and 2000.



(a)(3) -- Exhibits

         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and the Certifications and immediately precedes the exhibits filed.

(b) Reports on Form 8-K

         The Company filed Form 8-Ks on January 10, 2002 and February 4, 2002 regarding the acquisition of Checkley.

         The Company filed Form 8-K on May 13, 2002 and Form 8-K/A on May 17, 2002 regarding the change in auditor of the Company's 401(k) Profit Sharing Plan.

         The Company filed Form 8-K on July 24, 2002 regarding plans of First Mid Bank to open new banking centers in Champaign and Maryville, Illinois, which were subject to regulatory approval.

         The Company filed Form 8-K on November 1, 2002 regarding the Company's acquisition, as treasury stock, of 200,000 shares of outstanding common stock.

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                                                             (Company)


Dated:    March 25, 2003               By: /s/ William S. Rowland
                                           William S. Rowland
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 2003, by the following persons on behalf of the Company and in the capacities listed.


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


/s/ Daniel E. Marvin, Jr.
Daniel E. Marvin, Jr., Director


/s/ Gary W. Melvin
Gary W. Melvin, Director


/s/ Sara Jane Preston
Sara Jane Preston, Director


/s/ Ray A. Sparks
Ray A. Sparks, Director

                                  CERTIFICATION

I, William S. Rowland, certify that:

1. I have reviewed this annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 25, 2003

By   /s/ William S. Rowland
     William S. Rowland
     President and Chief Executive Officer

                                 CERTIFICATION

I, Michael L. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   Evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  March 25, 2003

By   /s/ Michael L. Taylor
     Michael L. Taylor
     Chief Financial Officer

                  Exhibit Index to Annual Report on Form 10-K
   Exhibit
   Number             Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
     3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)

     3.2 Restated Bylaws of First Mid-Illinois Bancshares, Inc. and Amendment thereto
             (Filed herewith)

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

    10.2 Employment Agreement between the Company and John W. Hedges (Filed herewith)

    10.3     Deferred Compensation Plan
             Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

    10.4     1997 Stock Incentive Plan
             Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

    10.5 Schedule of Parties to Employment Agreements and Form of Employment Agreement
             The following Company officers have entered into Employment Agreements with the Company: William J. Wagner,Michael Krueger, and Patricia A. Wilson. The contracts are substantially identical in all material respects except as to the parties, the execution dates and the monthly base payout. A sample form of the agreement is filed herewith.

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

                                                                     Exhibit 3.2


                                                                As of
                                                                January 28, 2003


                       FIRST MID-ILLINOIS BANCSHARES, INC.

                                    RESTATED
                               BY-LAWS, AS AMENDED


                                    ARTICLE I

                                     OFFICES

         Section 1. The registered office shall be in the City of Dover, County of Kent, State of Delaware.

         Section 2. The Corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

         Section 1. All meetings of the stockholders for the election of directors shall be held at such place either within or without the State of Delaware as shall be designated from time to time by the board of directors and stated in the notice of the meeting. Meetings of stockholders for any other purpose may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

         Section 2. Annual meetings of stockholders, commencing with the year 1986, shall be held on the third Wednesday of May, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 11:00 a.m., or at such other date and time as shall be designated from time to time by the board of directors and stated in the notice of the meeting, at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

         Section 3. Written notice of the annual meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than fifty days before the date of the meeting.

         Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

         Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in an amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

         Section 6. Written notice of a special meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called, shall be given not less than ten nor more than fifty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

         Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

         Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

         Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision or such question.

         Section 10. Each holder of common stock of the corporation shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of capital stock having voting power held by such stockholder. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for such stockholder by proxy, but no proxy shall be valid after three years from the date of its execution, unless a longer time is expressly provided therein. Without limiting the manner in which a stockholder may authorize another person or persons to act for such stockholder as proxy pursuant to the immediately preceding sentence, a stockholder may validly grant such authority (a) by executing a writing authorizing another person or persons to act for such stockholder as proxy or (b) by authorizing another person or persons to act for such stockholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram, or other means of electronic submission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive the submission, provided that any such telegram, cablegram or other means of electronic submission must either contain or be accompanied by information from which it can be determined that the telegram, cablegram or other electronic submission was transmitted by or authorized by the stockholder, or by any other method allowed under the Delaware General Corporation Law.

         Section 11. Any action required to be taken at any annual or special meeting of stockholders of the corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE III

                       MEETINGS OF THE BOARD OF DIRECTORS

         Section 1. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

         Section 2. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

         Section 3. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board and in any manner, including by means of conference telephone or similar communications, permitted under the Delaware Corporation Law, as the same may be from time to time amended.

         Section 4. Special meetings of the board may be called by the president on two days' notice to each director, either personally or by mail or by telegram; special meetings shall be called by the president or secretary in like manner and on like notice on the written request of two directors.

         Section 5. At all meetings of the board, a majority of directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the certificate of incorporation. If a quorum shall not be present at any meeting of the board of directors the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

         Section 6. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

                             COMMITTEE OF DIRECTORS

         Section 7. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the board of directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the board of directors, shall have and may exercise all the powers and authority of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the by-laws of the corporation; and, unless the resolution so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

         Section 8. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                            COMPENSATION OF DIRECTORS

         Section 9. The board of directors shall have the authority to fix the compensation of directors. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors of a stated salary as director. No such payments shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                                   ARTICLE IV

                                     NOTICES

         Section 1. Whenever, under the provisions of the statutes or of the certificate of incorporation or of these by-laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, addressed to such director or stockholder, at his address as it appears on the records of the corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Notice to directors may also be given by telegram, telex, or similar device.

         Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                    ARTICLE V

                                    OFFICERS

         Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a chairman of the board of directors, a president, a secretary and a treasurer. The board of directors may also choose one or more vice-presidents, and one or more assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the certificate of incorporation or these by-laws otherwise provide.

         Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a chairman of the board, a president, one or more vice-presidents, a secretary and a treasurer.

         Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

         Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

         Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                                  THE PRESIDENT

         Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the board of directors are carried into effect.

         Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation.

                               THE VICE-PRESIDENTS

         Section 8. In the absence of the president or in the event of his inability or refusal to act, the vice-president (or in the event there be more than one vice-president, the vice-presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                      THE SECRETARY AND ASSISTANT SECRETARY

         Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall have custody of the corporate seal of the corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The board of directors may give general authority to any officer to affix the seal of the corporation and to attest the affixing by his signature.

         Section 10. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                     THE TREASURER AND ASSISTANT TREASURERS

         Section 11. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

         Section 12. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

         Section 13. If required by the board of directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

         Section 14. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors (or if there be no such determination, then in the order of their election), shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                   ARTICLE VI

                              CERTIFICATES OF STOCK

         Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman or vice-chairman of the board of directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issue more than one class of stock or more than one series of any class, the powers, designations, preferences and relative, participating optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issue to represent such class or series of stock, provided that, except as otherwise provided in section 202 of the General Corporation Law of Delaware, in lieu of the foregoing requirements, there may be set forth in the face or back of the certificate which the corporation shall issue to represent such class or series of stock, a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights.

         Section 2. Where a certificate is countersigned (1) by a transfer agent other than the corporation or its employee, or (2) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                LOST CERTIFICATES

         Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

                                TRANSFER OF STOCK

         Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                               FIXING RECORD DATE

         Section 5. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

                             REGISTERED STOCKHOLDERS

         Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share of shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.


                                   ARTICLE VII

                               GENERAL PROVISIONS

                                    DIVIDENDS

         Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

         Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                     CHECKS

         Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

                                   FISCAL YEAR

         Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                      SEAL

         Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.


                                  ARTICLE VIII

                                   AMENDMENTS

         Section 1. These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the board of directors at any regular meeting of the board of directors or of the stockholders or at any special meeting of the board of directors or of the stockholders, if notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such special meeting of the stockholders.

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


                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By:  /s/ Kenneth R. Diepholz
                                         Kenneth R. Diepholz

                                    Title: Chairman, Compensation Committee

                                    EXECUTIVE: /s/ William S. Rowland
                                               William S. Rowland

                                                                    Exhibit 10.2

                              EMPLOYMENT AGREEMENT

         This Employment Agreement (the "Agreement") is made and entered into this 1st day of October, 2002, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and John W. Hedges ("Executive").

         In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
         1.01 Term of Agreement. The term of this Agreement shall commence as of October 1, 2002 and shall continue for three years, until September 30, 2005. Thereafter, unless Executive's employment with the Company has been previously terminated, Executive shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

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


                       FIRST MID-ILLINOIS BANCSHARES, INC.

                       By:    /s/ William S. Rowland

                              William S. Rowland
                              Title: Chairman of the Board

                      EXECUTIVE:   /s/ John W. Hedges
                                   John W. Hedges

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

         In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
         1.01 Term of Agreement. The term of this Agreement shall commence as of _________, 2002 and shall continue until ___________, 2005. Thereafter, unless Manager's employment with the Company has been previously terminated, Manager shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

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

         2.03 Vacation. Manager shall be entitled to _ weeks of paid vacation each year during the term of this Agreement.

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


If to Manager: ________________
               ________________

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


                  MANAGER:    /s/

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

         The components of basic and diluted earnings per common share for the years ended December 31, 2002, 2001, and 2000 are as follows:


                                                 2002         2001       2000
                                             ----------- ----------- -----------

Basic Earnings per Share:
Net income available to common stockholders  $8,034,000  $6,516,000  $5,660,000
                                             =========== =========== ===========
Weighted average common shares outstanding    3,357,571   3,378,019   3,386,111
                                             =========== =========== ===========
Basic earnings per common share                   $2.39       $1.93       $1.67
                                             =========== =========== ===========
Diluted Earnings per Share:
Net income available to common stockholders  $8,034,000  $6,516,000  $5,660,000
                                             =========== =========== ===========
Weighted average common shares outstanding    3,357,571   3,378,019   3,386,111
Assumed conversion of stock options              24,166      11,195       7,918
Diluted weighted average common
  shares outstanding                          3,381,737   3,389,214   3,394,029
                                             =========== =========== ===========
Diluted earnings per common share                 $2.38       $1.92       $1.67
                                             =========== =========== ===========

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

We consent to incorporation by reference in the subject Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated January 28, 2003, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report appears in the December 31, 2002 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.

         Our report refers to a change in the method of accounting for goodwill in 2002.






Chicago, Illinois
March 25, 2003

                                                                    Exhibit 99.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



Date:    March 25, 2003                    /s/ William S. Rowland
                                           William S. Rowland
                                           President and Chief Executive Officer

                                                                    Exhibit 99.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.



Date:  March 25, 2003                       /s/ Michael L. Taylor
                                            Michael L. Taylor
                                            Chief Financial Officer