Form 10-Q
period 2003-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2003-05-13
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                         Commission file number: 0-13368


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

         As of May 13, 2003, 3,158,169 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)                 March 31,   December 31,

(In thousands, except share data)                            2003         2002
                                                     ------------- -------------
Assets
Cash and due from banks:
  Non-interest bearing                                   $ 21,864     $ 22,437
  Interest bearing                                         18,636       19,995
Federal funds sold                                         29,000       27,225
                                                     ------------- -------------
  Cash and cash equivalents                                69,500       69,657
Investment securities:
  Available-for-sale, at fair value                       153,174      166,415
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,824 and $1,927 at March 31, 2003
    and December 31, 2002, respectively)                    1,797        1,902
Loans                                                     506,756      499,864
Less allowance for loan losses                             (3,841)      (3,723)
                                                     ------------- -------------
  Net loans                                               502,915      496,141
Premises and equipment, net                                17,005       16,916
Accrued interest receivable                                 4,919        6,362
Goodwill, net                                               9,034        9,034
Intangible assets, net                                      4,559        4,743
Other assets                                                4,886        5,070
                                                     ------------- -------------
  Total assets                                           $767,789    $ 776,240
                                                     ============= =============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                   $ 84,694     $ 84,025
  Interest bearing                                        530,951      529,427
                                                     ------------- -------------
  Total deposits                                          615,645      613,452
Accrued interest payable                                    1,481        1,793
Securities sold under agreements to repurchase             38,119       44,184
Other borrowings                                           39,425       44,625
Other liabilities                                           5,202        5,379
                                                     ------------- -------------
  Total liabilities                                       699,872      709,433
                                                     ------------- -------------
Stockholders' equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,634,507 shares in 2003 and
  3,603,737 shares in 2002                                 14,538       14,415
Additional paid-in capital                                 15,153       14,450
Retained earnings                                          48,257       45,896
Deferred compensation                                       1,746        1,589
Accumulated other comprehensive income                      1,985        2,373
Less treasury stock at cost, 472,123 shares
  in 2003 and 414,562 shares in 2002                      (13,762)     (11,916)
                                                     ------------- -------------
Total stockholders' equity                                 67,917       66,807
                                                     ------------- -------------
Total liabilities and stockholders' equity               $767,789     $776,240
                                                     ============= =============


See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)            Three months ended
(In thousands, except per share data)                        March 31,
                                                          2003          2002
                                                     ------------- -------------
Interest income:
Interest and fees on loans                                $ 8,008       $ 8,419
Interest on investment securities                           1,602         1,906
Interest on federal funds sold                                 54            30
Interest on deposits with
  other financial institutions                                 56            10
                                                     ------------- -------------
  Total interest income                                     9,720        10,365
Interest expense:
Interest on deposits                                        2,698         3,381
Interest on securities sold under agreements
  to repurchase                                                64            86
Interest on Federal Home Loan Bank advances                   418           450
Interest on federal funds purchased                             -             1
Interest on debt                                               60            33
                                                     ------------- -------------
  Total interest expense                                    3,240         3,951
                                                     ------------- -------------
  Net interest income                                       6,480         6,414
Provision for loan losses                                     250           125
                                                     ------------- -------------
  Net interest income after provision for loan losses       6,230         6,289
Other income:
Trust revenues                                                456           478
Brokerage commissions                                          57            58
Insurance commissions                                         411           191
Service charges                                             1,038           737
Securities gains, net                                         370            43
Mortgage banking revenue                                      549           326
Other                                                         549           490
                                                     ------------- -------------
  Total other income                                        3,430         2,323
Other expense:
Salaries and employee benefits                              3,314         3,006
Net occupancy and equipment expense                         1,063           971
Amortization of other intangible assets                       184           179
Stationery and supplies                                       144           155
Legal and professional                                        231           238
Marketing and promotion                                       132           159
Other                                                         998           923
                                                     ------------- -------------
  Total other expense                                       6,066         5,631
                                                     ------------- -------------
Income before income taxes                                  3,594         2,981
Income taxes                                                1,232           972
                                                     ------------- -------------
  Net income                                              $ 2,362       $ 2,009
                                                     ============= =============
Per share data:
Basic earnings per share                                     $.74          $.59
Diluted earnings per share                                   $.73          $.59
                                                     ============= =============

Consolidated Statements of Cash Flows (unaudited)        Three months ended
                                                             March 31,
(In thousands)                                             2003          2002
                                                     ------------- -------------
Cash flows from operating activities:
Net income                                                $ 2,362       $ 2,009
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                   250           125
  Depreciation, amortization and accretion, net               771           832
  Gain on sale of securities, net                            (370)          (43)
  Loss on sale of other real property owned, net               16             6
  Gain on sale of mortgage loans held for sale, net          (514)         (291)
  Origination of mortgage loans held for sale             (35,912)      (19,593)
  Proceeds from sale of mortgage loans held for sale       39,375        22,688
  (Increase) decrease in other assets                       1,611          (879)
  Increase in other liabilities                               618         1,330
                                                     ------------- -------------
Net cash provided by operating activities                   8,207         6,184
                                                     ------------- -------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                    (1)           (1)
Purchases of premises and equipment                          (569)         (335)
Net increase in loans                                      (9,973)       (1,359)
Proceeds from sales of securities available-for-sale       13,815         4,039
Proceeds from maturities of:
  Securities available-for-sale                            29,900         7,600
  Securities held-to-maturity                              15,105           246
Purchases of securities available-for-sale                (45,755)      (12,728)
Purchases of securities held-to-maturity                      (90)          (45)
Net cash provided by acquisition                                -            15
                                                     ------------- -------------
Net cash provided by (used in) investing activities         2,432        (2,568)
                                                     ------------- -------------
Cash flows from financing activities:
Net increase (decrease) in deposits                         2,193        (7,687)
Decrease in repurchase agreements                          (6,065)       (9,309)
Decrease in short-term FHLB advances                       (5,000)            -
Increase in long-term FHLB advances                             -         5,000
Increase in other borrowings                                    -           239
Repayment of short-term debt                                 (200)            -
Proceeds from issuance of common stock                        392           259
Purchase of treasury stock                                 (1,689)         (524)
Dividends paid on common stock                               (427)         (330)
                                                     ------------- -------------
Net cash used in financing activities                     (10,796)      (12,352)
                                                     ------------- -------------
Decrease in cash and cash equivalents                        (157)       (8,736)
Cash and cash equivalents at beginning of period           69,657        33,096
                                                     ------------- -------------
Cash and cash equivalents at end of period                $69,500       $24,360
                                                     ============= =============
Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                $ 3,552       $ 4,389
  Income taxes                                                254           218
Loans transferred to real estate owned                        422           479
Dividends reinvested in common stock                          108           116
                                                     ============= =============

Notes to Consolidated Financial Statements
(Unaudited)

Website

         The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.


Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2003, and 2002, and all such adjustments are of a normal recurring nature. The results of the interim period ended March 31, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

         The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.


Recent Accounting Pronouncements

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," ("SFAS 142") as of January 1, 2002,and the provisions of SFAS No. 147, "Acquisitions of Certain Financial Institutions," ("SFAS 147") as of October 1, 2002, retroactive to January 1, 2002. As of January 1, 2002, the Company had unamortized goodwill of $9 million, which was subject to the transition provisions of SFAS 142 and SFAS 147, and is no longer being amortized. The Company also had $2.1 million of intangible assets for an acquisition of a branch whereby the liabilities assumed were greater than the assets obtained and was not considered an acquisition of a business, $1.3 million of core deposit intangibles, and $217,000 of intangible assets arising from the rights to service mortgage loans for others, all which continue to be amortized. In January 2002, the Company added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of March 31, 2003 and December 31, 2002 (in thousands):

                                           March 31, 2003          December 31, 2002
                                      ------------------------ ------------------------
                                        Gross                   Gross
                                       Carrying   Accumulated   Carrying   Accumulated
                                        Value    Amortization     Value   Amortization
                                      ---------- ------------- ---------- -------------
Goodwill not subject to amortization    $12,794        $3,760    $12,794        $3,760
Intangibles from branch acquisition       3,015         1,207      3,015         1,157
Core deposit intangibles                  2,805         1,880      2,805         1,807
Mortgage servicing rights                   608           464        608           451
Customer list intangibles                 1,904           222      1,904           174
                                      ---------- ------------- ---------- -------------
                                        $21,126        $7,533    $21,126        $7,349
                                      ========== ============= ========== =============

         Total amortization expense for the periods ended March 31, 2003 and 2002 was as follows (in thousands):
                                              2003         2002
                                       ------------ ------------
 Intangibles from branch acquisitions         $ 50         $ 50
 Core deposit intangibles                       73           78
 Mortgage servicing rights                      13           19
 Customer list intangibles                      48           32
                                       ------------ ------------
                                              $184         $179
                                       ============ ============


         Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

        Aggregate amortization expense:
             For period ended 3/31/03           $184

        Estimated amortization expense:
             For period 4/1/03-12/31/03         $535
             For period ended 12/31/04          $614
             For period ended 12/31/05          $578
             For period ended 12/31/06          $579
             For period ended 12/31/07          $515
             For period ended 12/31/08          $454


         In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 on January 1, 2003, as required. The adoption did not have a material effect on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123" ("SFAS 148"). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results, and requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applies APB Opinion No. 25 in accounting for the Stock Investment Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. The Company has presented pro forma compensation cost based on the fair value at grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation" in the table below (in thousands, except per share data). The Company has not decided yet if it will adopt a change to the fair value based method of accounting.

                                           March 31,
                                       2003         2002
                                   ------------ ------------
   Net income:
      As reported                       $2,362       $2,009
      Pro forma                          2,310        1,969

   Basic Earnings Per Share:
      As reported                         $.74         $.59
      Pro forma                            .72          .58

   Diluted Earnings Per Share:
      As reported                         $.73         $.59
      Pro forma                            .72          .58

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This Interpretation provides guidance on disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements were effective for financial statement periods after December 15, 2002. The Company adopted the initial measurement and recognition provisions applicable to guarantees issued or modified after December 31, 2002 on January 1, 2003, as required. The adoption did not have a material impact on the Company's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidated Variable Interest Entities." The objective of this Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this Interpretation are effective upon issuance. The Company does not expect the provisions of FIN 46 to have a material impact on its financial position or results of operations.


Comprehensive Income

         The Company's comprehensive income for the three-month periods ended March 31, 2003 and 2002 was as follows (in thousands):

                                                  March 31,
                                              2003         2002
                                         ------------ ------------
Net income                                    $2,362       $2,009
Other comprehensive income:
  Unrealized loss during the period             (265)         (42)
  Less realized gain during the period          (370)         (43)
  Tax effect                                     246           33
                                         ------------ ------------
Comprehensive income                          $1,973       $1,957
                                         ============ ============


Earnings Per Share

         Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2003 and 2002 were as follows:

                                               Three months ended
                                                    March 31,
                                                  2003         2002
                                             ------------ ------------
Basic Earnings per Share:
Net income                                    $2,362,000   $2,009,000
Weighted average common shares outstanding     3,186,961    3,384,619
                                             ============ ============
Basic earnings per common share                    $ .74        $ .59
                                             ============ ============
Diluted Earnings per Share:
Weighted average common shares outstanding     3,186,961    3,384,619
Assumed conversion of stock options               35,189       18,574
                                             ------------ ------------
Diluted weighted average common
  shares outstanding                           3,222,150    3,403,193
                                             ============ ============
Diluted earnings per common share                  $ .73        $ .59
                                             ============ ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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


Overview

         Net income for the three months ended March 31, 2003 was $2,362,000 ($.73 diluted EPS), an increase of $353,000 from $2,009,000 ($.59 diluted EPS) for the same period in 2002.

         A summary of the factors that contributed to the changes in net income is shown in the table below.


(In thousands)                                      2003 vs. 2002
                                                 -----------------
Net interest income                                        $ (59)
Other income, including securities transactions            1,107
Other expenses                                              (435)
Income taxes                                                (260)
                                                 -----------------
Increase in net income                                     $ 353
                                                 =================


         The following table shows the Company's annualized performance ratios for the three months ended March 31, 2003 and 2002, as compared to the performance ratios for the year ended December 31, 2002:


                                   March 31,    March 31,  December 31,
                                        2003         2002          2002
                                 ------------ ------------ -------------
Return on average assets               1.24%         1.15         1.11%

Return on average equity              13.92%       12.26%        11.82%

Average equity to average assets       8.89%        9.35%         9.36%

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

                                              Three months ended           Three months ended
                                                March 31, 2003               March 31, 2002
                                      --------------------------------------------------------
                                        Average          Average      Average          Average
                                        Balance Interest   Rate       Balance Interest   Rate
                                      --------------------------------------------------------
ASSETS
Interest-bearing deposits              $ 20,710     $ 56    1.08%    $ 2,420     $ 10   1.65%
Federal funds sold                       19,574       54    1.10%      7,599       30   1.58%
Investment securities
  Taxable                               139,997    1,284    3.67%    134,516    1,572   4.67%
  Tax-exempt (1)                         28,899      482    6.67%     29,361      506   6.89%
Loans (2)(3)                            500,767    8,008    6.40%    468,308    8,419   7.19%
                                      --------------------------------------------------------
Total earning assets                    709,947    9,884    5.57%    642,204   10,537   6.56%
                                      --------------------------------------------------------
Cash and due from banks                  17,809                       19,113
Premises and equipment                   16,818                       16,646
Other assets                             22,578                       26,131
Allowance for loan losses                (3,790)                      (4,033)
                                      ----------                   ----------
Total assets                           $763,362                     $700,061
                                      ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                      $211,168    $ 529    1.00%   $197,349    $ 692   1.40%
  Savings deposits                       54,875      100     .73%     48,717      194   1.59%
  Time deposits                         260,553    2,069    3.18%    232,448    2,495   4.29%
Securities sold under
  agreements to repurchase               40,720       64     .63%     32,616       86   1.05%
FHLB advances                            33,522      418    4.99%     34,596      450   5.20%
Federal funds purchased                      56        -     -           210        1   1.90%
Other debt                                9,187       60    2.61%      5,039       33   2.62%
                                      --------------------------------------------------------
Total interest-bearing
    liabilities                         610,081    3,240    2.12%    550,975    3,951   2.87%
                                      --------------------------------------------------------
Non interest-bearing demand deposits     80,856                       75,936
Other liabilities                         4,554                        8,306
Stockholders' equity                     67,871                       64,842
                                      ----------                   ----------
Total liabilities & equity             $763,362                     $700,061
                                      ==========                   ==========
Net interest income (TE)                         $ 6,644                      $ 6,586
                                                =========                      =======
Net interest spread                                         3.45%                       3.69%
Impact of non-interest
 bearing funds                                               .29%                        .41%
Net yield on interest-                                   ----------                   --------
  earning assets (TE)                                       3.74%                       4.10%
                                                         ==========                   ========

(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the three months ended March 31, 2003, as compared to the same period in 2002 (in thousands):

                                      For the three months ended March 31,
                                             2003 compared to 2002
                                             Increase / (Decrease)
                                         Total                     Rate/
                                        Change   Volume     Rate  Volume(4)
                                      -----------------------------------
        Earning Assets:
        Interest-bearing deposits         $ 46     $ 75     $ (3)   $ (26)
        Federal funds sold                  24       47       (9)     (14)
        Investment securities:
          Taxable                         (288)      64     (336)     (16)
          Tax-exempt (1)                   (24)      (8)     (16)       -
        Loans (2)(3)                      (411)     583     (925)     (69)
                                      -----------------------------------
          Total interest income           (653)     761   (1,289)    (125)
                                      -----------------------------------

        Interest-Bearing Liabilities:
        Interest-bearing deposits
          Demand deposits                 (163)      48     (197)     (14)
          Savings deposits                 (94)      24     (105)     (13)
          Time deposits                   (426)     301     (645)     (82)
        Securities sold under
          agreements to repurchase         (22)      21      (34)      (9)
        FHLB advances                      (32)     (14)     (18)       -
        Federal funds purchased             (1)      (1)      (1)       1
        Other debt                          27       27        -        -
                                      -----------------------------------
          Total interest expense          (711)     406   (1,000)    (117)
                                      -----------------------------------
         Net interest income              $ 58    $ 355   $ (289)     $(8)
                                      ====================================

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

         On a tax equivalent basis, net interest income increased $58,000, or ..9% to $6,644,000 for the three months ended March 31, 2003, from $6,586,000 for the same period in 2002. The increase in net interest income was primarily due to a larger growth in net interest earning assets than interest-bearing deposits.

         For the three months ended March 31, 2003, average earning assets increased by $67,743,000, or 10.5%, and average interest-bearing liabilities increased $59,106,000, or 10.7%, compared with average balances for the same period in 2002. Changes in average balances are shown below:

     <    Average  loans  increased by $32.5 million or 6.9% in 2003 as compared to 2002.

     <    Average securities increased by $5 million or 3.1% in 2003 as compared to 2002.

     <    Average interest-bearing  deposits increased by $48.1 million or 10.1%
          in 2003 as compared to 2002.

     <    Average  securities sold under  agreements to repurchase  increased by
          $8.1 million or 24.8% in 2003 as compared to 2002.

     <    Average borrowings and other debt increased by $3.1 million or 7.8% in
          2003 as compared to 2002.

     <    Net interest margin has decreased to 3.74% in 2003 from 4.10% in 2002.

Provision for Loan Losses

         The provision for loan losses for the three months ended March 31, 2003 was $250,000 compared to $125,000 for the same period in 2002. The increase in the provision was a result of an increased risk in the loan portfolio, uncertain economic conditions, and an increase in charge-offs. Net charge-offs were $132,000 for the three months ended March 31, 2003 and $76,000 during the same period in 2002. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2003 and 2002 (in thousands):


                                                 Three months ended
                                                     March 31,
                                               2003         2002      $ Change
                                      -------------- ------------ -------------
    Trust                                      $456         $478         $ (22)
    Brokerage                                    57           58            (1)
    Insurance commissions                       411          191           220
    Service charges                           1,038          737           301
    Security gains                              370           43           327
    Mortgage banking                            549          326           223
    Other                                       549          490            59
                                      -------------- ------------ -------------
      Total other income                     $3,430       $2,323        $1,107
                                      ============== ============ =============


         Explanations for the three months ended March 31, 2003 as compared to the same period in 2002:

     <    Trust  revenues  decreased  $22,000 or 4.6% to $456,000 from $478,000.
          Trust assets, reported at market value, were $313 million at March 31, 2003 compared to $303 million at March 31, 2002. While there was an increase in trust assets as a result of additional accounts, the overall decline in equity prices in the United States has resulted in a greater reduction in levels of fees collected and overall trust revenue. Absent an increase in overall equity prices, management does not expect increases in trust revenue other than that generated through new business.

     <    Revenues  from  brokerage  decreased  $1,000 or 1.7% to  $57,000  from
          $58,000 as a result of decreased sales with the decline in the stock market.

     <    Insurance  commissions  increased  $220,000 or 115.2% to $411,000 from
          $191,000. The increase is due to operating Checkley, which was acquired January 29, 2002, for the entire period in 2003. In addition, increased sales of business property and casualty insurance has increased revenues.

     <    Fees from service  charges  increased  $301,000 or 40.8% to $1,038,000 from $737,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    Sales of investment  securities resulted in a net gain of $370,000, as compared to a net gain of $43,000 for the same quarter in 2002. The net gain in 2003 resulted primarily from the sale of $14 million of available-for-sale securities.

     <    Mortgage banking income  increased  $223,000 or 68.4% to $549,000 from
          $326,000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the decrease in mortgage lending rates. Loans sold balances are as follows:

               <    $38.9 million  (representing  437 loans) for the 1st quarter of 2003.
               <    $22.4 million  (representing  255 loans) for the 1st quarter of 2002.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

     <    Other income  increased  $59,000 or 12.0% to $549,000  from  $490,000.
          This increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2003 and 2002 (in thousands):


                                             Three months ended
                                                  March 31,
                                   ----------------------------------------
                                       2003         2002        $ Change
                                   ------------- ------------ -------------
    Salaries and benefits               $ 3,314      $ 3,006         $ 308
    Occupancy and equipment               1,063          971            92
    Amortization of intangibles             184          179             5
    Stationery and supplies                 144          155           (11)
    Legal and professional fees             231          238            (7)
    Marketing and promotion                 132          159           (27)
    Other operating expenses                998          923            75
                                   ------------- ------------ -------------
      Total other expense               $ 6,066      $ 5,631         $ 435
                                   ============= ============ =============

         Explanations for the three months ended March 31, 2003 as compared to the same period in 2002:

     <    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased  $308,000 or 10.2% to $3,314,000 from  $3,006,000.
          This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of Checkley in January 2002, and addition of de novo branches in November 2002. There were 324 full-time equivalent employees at March 31, 2003 compared to 305 at March 31, 2002.

     <    Occupancy  and  equipment   expense   increased  $92,000  or  9.5%  to
          $1,063,000 from $971,000. This increase included building maintenance, utilities and rent expense for Checkley, and Champaign and Maryville branches added in November 2002.

     <    Other operating expenses increased $75,000 or 8.1% to $998,000 in 2003 from $923,000 in 2002. This increase was primarily a result of an increase in expenses related to repossessed assets.

     <    All other categories of operating  expenses decreased a net of $48,000 or 8.2% to $507,000 from $552,000.


Income Taxes

         Total income tax expense amounted to $1,232,000 (34.3% effective tax rate) for the three months ended March 31, 2003, compared to $972,000 (32.6% effective tax rate) for the same period in 2002. The increase in the effective tax rate in 2003 compared to 2002 is due to an increase in non-deductible loan interest income and a decrease in deductible interest income from U.S. Treasury securities, resulting in a larger amount of non-deductible interest income and greater state income tax expense.



Analysis of Balance Sheets

Loans

         The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2003 and December 31, 2002 (in thousands):

                                    March 31,  December 31,
                                         2003          2002
                                -------------- -------------
  Real estate - residential          $109,902      $116,588
  Real estate - agricultural           47,461        47,210
  Real estate - commercial            192,323       176,235
                                -------------- -------------
   Total real estate - mortgage      $349,686      $340,033
  Commercial and agricultural         125,800       127,065
  Installment                          29,860        31,119
  Other                                 1,410         1,647
                                -------------- -------------
    Total loans                      $506,756      $499,864
                                ============== =============

         At March 31, 2003, the Company had loan concentrations in agricultural industries of $85.8 million, or 16.9%, of outstanding loans and $90.7 million, or 18.1%, at December 31, 2002. In addition, the Company has a loan concentration to "operators of non-residential buildings" of $16.7 million or 3.1% of outstanding loans at March 31, 2003, and $12.5 or 2.5% of outstanding loans at December 31, 2002. The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

         Real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $4,121,000 and $7,070,000 as of March 31, 2003 and December 31, 2002, respectively.

         The following table presents the balance of loans outstanding as of March 31, 2003, by maturities (dollars in thousands):

                                              Maturity (1)
                              --------------------------------------------
                                               Over 1
                                One year      through     Over
                               or less (2)    5 years   5 years     Total
                              --------------------------------------------
Real estate - residential         $ 51,812   $ 55,037    $3,053  $109,902
Real estate - agricultural           7,540     32,328     7,593    47,461
Real estate - commercial            47,231    120,827    24,264   192,322
                              --------------------------------------------
  Total real estate - mortgage    $106,583   $208,192  $ 34,910  $349,685
Commercial and agricultural         90,346     33,378     2,076   125,800
Installment                         16,033     13,783        44    29,860
Other                                  187        512       712     1,411
                              --------------------------------------------
  Total loans                     $213,149   $255,865  $ 37,742  $506,756
                              ============================================

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

         As of March 31, 2003, loans with maturities over one year consisted of approximately $213,422,000 in fixed rate loans and $80,185,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

         The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2003 and December 31, 2002 (in thousands):


                                            March 31,   December 31,
                                                 2003          2002
                                         ------------- -------------
Nonaccrual loans                               $3,143        $2,961
Renegotiated loans which are performing
  in accordance with revised terms                 90           188
                                         ------------- -------------
Total nonperforming Loans                      $3,233        $3,149
                                         ============= =============


         At March 31, 2003, approximately $1,479,000 of the nonperforming loans resulted from collateral-dependent loans to one borrower. The $182,000 increase in nonaccrual loans during the three months ended March 31, 2003, resulted from the net of $1,159,000 of loans put on nonaccrual status, $882,000 of loans made current or paid-off and $95,000 of loans transferred to other real estate owned.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $88,000 for the three months ended March 31, 2003 and $158,000 for the year ended December 31, 2002.

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

         Management recognizes that there are risk factors which are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2003 the Company's loan portfolio included $85.8 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $4.9 million from $90.7 million at December 31, 2002. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.


         Analysis of the allowance for loan losses as of March 31, 2003 and 2002, and of changes in the allowance for the three month periods ended March 31, 2003 and 2002, was as follows (dollars in thousands):

                                                Three months ended
                                                   March 31,
                                                2003          2002
                                          ------------- -------------
 Average loans outstanding,
   net of unearned income                     $500,767      $468,308
 Allowance-beginning of period                 $ 3,723       $ 3,702
 Charge-offs:
 Real estate-mortgage                               12            31
 Commercial, financial & agricultural              114            25
 Installment                                        26            33
                                          ------------- -------------
   Total charge-offs                               152            89
 Recoveries:
 Real estate-mortgage                                -             -
 Commercial, financial & agricultural               11             1
 Installment                                         9            12
                                          ------------- -------------
    Total recoveries                                20            13
                                          ------------- -------------
 Net charge-offs                                   132            76
                                          ------------- -------------
 Provision for loan losses                         250           125
                                          ------------- -------------
 Allowance-end of period                       $ 3,841       $ 3,751
                                          ============= =============
 Ratio of annualized net charge offs
   to average loans                                .11%          .07%
                                          ============= =============
 Ratio of allowance for loan losses to
   loans outstanding (less unearned
   interest at end of period)                      .76%          .80%
                                          ============= =============
 Ratio of allowance for loan losses
   to nonperforming loans                        118.8%        129.0%
                                          ============= =============


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

Securities

         The Company's overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of March 31, 2003 and December 31, 2002 (in thousands):

                                       March 31,               December 31,
                                          2003                     2002
                                   --------------------- ---------------------
                                               Weighted              Weighted
                                                Average               Average
                                     Amount      Yield     Amount      Yield
                                   --------- ----------- --------- -----------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies         $ 78,423       3.39%  $ 76,342       3.80%
Obligations of states and
 political subdivisions              27,551       4.62%    27,597       4.63%
Mortgage-backed securities           29,881       4.17%    44,697       3.72%
Other securities                     15,877       5.45%    15,807       5.86%
                                   --------- ----------- --------- -----------
    Total securities               $151,732       3.98%  $164,443       4.12%
                                   ========= =========== ========= ===========

         At March 31, 2003, the Company's investment portfolio showed an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies and other securities and a decrease in mortgage-backed securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2003 and December 31, 2002 were as follows (in thousands):

                                                             Gross        Gross    Estimated
                                             Amortized     Unrealized  Unrealized      Fair
                                                Cost         Gains        Losses      Value
                                           ------------- ------------- ---------- -----------
March 31, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies    $ 78,423        $1,201        $ -    $ 79,624
Obligations of states and political
 subdivisions                                    25,754         1,313          -      27,067
Mortgage-backed securities                       29,881           438        (37)     30,282
Federal Home Loan Bank stock                      3,357             -          -       3,357
Other securities                                 12,520           337        (13)     12,844
                                           ------------- ------------- ---------- -----------
 Total available-for-sale                      $149,935       $ 3,289      $ (50)   $153,174
                                           ============= ============= ========== ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $ 1,797          $ 28       $ (1)    $ 1,824
                                           ============= ============= ========== ===========
December 31, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies    $ 76,342       $ 1,665       $(30)   $ 77,977
Obligations of states and political
 subdivisions                                    25,695         1,232          -      26,927
Mortgage-backed securities                       44,697           749         (4)     45,442
Federal Home Loan Bank stock                      3,266             -          -       3,266
Other securities                                 12,541           293        (31)     12,803
                                           ------------- ------------- ---------- -----------
  Total available-for-sale                     $162,541       $ 3,939       $(65)   $166,415
                                           ============= ============= ========== ===========
Held-to-maturity:
Obligations of states and political
 subdivisions                                   $ 1,902          $ 27       $ (2)    $ 1,927
                                           ============= ============= ========== ===========

         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2003 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity.


                                     One      After 1    After 5    After
                                     year     through    through     ten
(In thousands)                     or less    5 years   10 years    years      Total
                                  --------- ---------- ---------- --------- ----------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $19,535   $ 52,918    $ 1,000   $ 4,970   $ 78,423
Obligations of state and
  political subdivisions                 -      7,527     11,335     6,892     25,754
Mortgage-backed securities           3,749     26,132          -         -     29,881
Federal Home Loan Bank stock             -          -          -     3,357      3,357
Other securities                         -          -          -    12,520     12,520
                                  --------- ---------- ---------- --------- ----------
Total investments                  $23,284    $86,577    $12,335   $27,739   $149,935
                                  ========= ========== ========== ========= ==========
Weighted average yield                3.23%      3.70%      4.71%     5.08%      3.97%
Full tax-equivalent yield             3.23%      3.86%      6.52%     5.63%      4.31%
                                  ========= ========== ========== ========= ==========
Held-to-maturity:
Obligations of state and
  political subdivisions             $ 230      $ 610      $ 400     $ 557    $ 1,797
                                  ========= ========== ========== ========= ==========
Weighted average yield                5.50%      5.34%      5.61%     5.40%      5.44%
Full tax-equivalent yield             7.98%      7.74%      8.14%     7.82%      7.88%
                                  ========= ========== ========== ========= ==========


         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 2003.

         Investment securities carried at approximately $130,708,000 and $141,462,000 at March 31, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2003 and for the year ended December 31, 2002 (dollars in thousands):


                                March 31,             December 31,
                                    2003                    2002
                          ---------------------- ----------------------
                                        Weighted               Weighted
                                         Average                Average
                             Amount        Rate    Amount         Rate
                          ---------- ----------- ---------- -----------
Demand deposits:
  Non-interest-bearing     $ 80,856           -   $ 79,082            -
  Interest-bearing          211,168        1.00%   200,653        1.33%
Savings                      54,875         .73%    51,634        1.55%
Time deposits               260,553        3.18%   242,301        3.63%
                          ---------- ----------- ---------- -----------
  Total average deposits   $607,452        1.78%  $573,670        2.14%
                          ========== =========== ========== ===========


         The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2003 and December 31, 2002 (in thousands):


                                         March 31,  December 31,
                                            2003         2002
                                    --------------- -------------
3 months or less                          $ 26,323      $ 29,085
Over 3 through 6 months                     12,673        18,926
Over 6 through 12 months                    14,484        13,715
Over 12 months                              31,750        32,225
                                    --------------- -------------
  Total                                   $ 85,230      $ 93,951
                                    =============== =============

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

         Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2003 and December 31, 2002 is presented below (in thousands):

                                                    March 31,    December 31,
                                                        2003          2002
                                                 ------------- -------------
  Securities sold under agreements to repurchase      $38,119       $44,184
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                5,000         5,000
    Fixed term - due after one year                    25,300        30,300
  Debt:
    Loans due in one year or less                       8,525         8,525
    Loans due after one year                              600           800
                                                 ------------- -------------
    Total                                             $77,544       $88,809
                                                 ============= =============
    Average interest rate at end of period               2.68%         2.53%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase      $42,348       $44,588
  Federal Home Loan Bank advances:
    Overnight                                               -           400
    Fixed term - due in one year or less                5,000         8,000
    Fixed term - due after one year                    30,300        30,300
  Federal funds purchased                                   -         3,250
  Debt:
    Loans due in one year or less                       8,525         9,525
    Loans due after one year                              600           800
                                                 ------------- -------------
    Total                                             $86,773       $96,863
                                                 ============= =============

Averages for the period (YTD)
  Securities sold under agreements to repurchase      $40,720       $34,389
  Federal Home Loan Bank advances:
    Overnight                                               -           521
    Fixed term - due in one year or less                5,000         6,153
    Fixed term - due after one year                    28,522        30,300
  Federal funds purchased                                  56           299
  Debt:
    Loans due in one year or less                       8,525         5,350
    Loans due after one year                              661           738
                                                 ------------- -------------
    Total                                             $83,484       $77,750
                                                 ============= =============
    Average interest rate during the period              2.49%         3.10%


         FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $30.3 million as follows:

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


         Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At March 31, 2003, outstanding loan balances include $8,325,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal funds rate (2.54% as of March 31, 2003) and that is set to mature on October 24, 2003. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2003 and at December 31, 2002. The balance also includes a $600,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.25% as of March 31, 2003) and principal payable annually over five years, with a final maturity of January 2007.

Interest Rate Sensitivity

         The Company seeks to maximize its net interest margin while maintaining an acceptable level of interest rate risk. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to changes in the interest rate environment, a variable over which management has no control. Interest rate risk, or sensitivity, arises when the maturity or repricing characteristics of interest-bearing assets differ significantly from the maturity or repricing characteristics of interest-bearing liabilities.

         The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee oversees the interest rate sensitivity position and directs the overall allocation of funds.

         In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as "static GAP" analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet.

         The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at March 31, 2003 (in thousands):

                                       Number of Months Until Next Repricing Opportunity
                                       0-1         1-3         3-6         6-12        12+
                                 ----------- ----------- ----------- ----------- -----------
Interest-earning assets:
Federal funds sold                  $47,636        $  -        $  -         $ -        $  -
Taxable investment securities        33,706      16,250       6,095      20,631      49,426
Nontaxable investment securities          -       1,247         105       1,749      25,763
Loans                               144,673      24,847      36,403      63,344     237,489
                                 ----------- ----------- ----------- ----------- -----------
  Total                           $ 226,015    $ 42,344     $42,603    $ 85,724    $312,678
                                 ----------- ----------- ----------- ----------- -----------
Interest-bearing liabilities:
Savings and N.O.W. accounts          49,018       1,053       1,710       5,284     145,614
Money market accounts                45,281         551         826       1,566      27,070
Other time deposits                  33,642      24,763      38,813      51,611     104,764
Short-term borrowings/debt           38,120           -           -       5,000           -
Long-term borrowings/debt                 -           -           -           -      25,300
                                 ----------- ----------- ----------- ----------- -----------
  Total                           $ 166,061    $ 26,367    $ 41,349    $ 63,461    $302,748
                                 ----------- ----------- ----------- ----------- -----------
  Periodic GAP                      $59,954    $ 15,977      $1,254    $ 22,263      $9,930
                                 ----------- ----------- ----------- ----------- -----------
  Cumulative GAP                    $59,954    $ 75,931    $ 77,185    $ 99,448    $109,378
                                 =========== =========== =========== =========== ===========

GAP as a % of interest-earning assets:
  Periodic                           8.5%        2.3%         .2%        3.1%        1.4%
  Cumulative                         8.5%       10.7%       10.9%       14.0%       15.4%


         The static GAP analysis shows that at March 31, 2003, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

         There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's asset liability management committee (ALCO) also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with the bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates, which might reasonably be expected to occur in the next twelve months, will have a material adverse effect on the Company's net interest income.

Capital Resources

         At March 31, 2003, the Company's stockholders' equity had increased $1,110,000 or 1.7% to $67,917,000 from $66,807,000 as of December 31, 2002.
During the first three months of 2003, net income contributed $2,362,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $388,000, net of tax. Additional purchases of treasury stock decreased stockholders' equity by $1,689,000.

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

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2003 and December 31, 2002, the Company and First Mid Bank have met all capital adequacy requirements.

         As of March 31, 2003, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                        To Be Well
                                                                                    Capitalized Under
                                                                   For Capital      Prompt Corrective
                                                     Actual     Adequacy Purposes   Action Provisions
                                            ------------------ ------------------- -------------------
                                               Amount   Ratio    Amount     Ratio     Amount    Ratio
                                            ---------- ------- --------- --------- ---------- --------
March 31, 2003
Total Capital (to risk-weighted assets)
  Company                                     $56,326  10.60%   $42,498   > 8.00%         N/A     N/A
                                                                          -
  First Mid Bank                               61,358  11.64%    42,153   > 8.00%     $52,692  >10.00%
                                                                          -                    -
Tier 1 Capital (to risk-weighted assets)
  Company                                      52,485   9.88%    21,249   > 4.00%         N/A     N/A
                                                                          -
  First Mid Bank                               57,517  10.92%    21,077   > 4.00%      31,615  > 6.00%
                                                                          -                    -
Tier 1 Capital (to average assets)
  Company                                      52,485   7.00%    29,997   > 4.00%         N/A     N/A
                                                                          -
  First Mid Bank                               57,517   7.71%    29,846   > 4.00%      37,308  > 5.00%
                                                                          -                    -
December 31, 2002
Total Capital (to risk-weighted assets)
  Company                                     $54,380  10.35%   $42,051   > 8.00%         N/A     N/A
                                                                          -
  First Mid Bank                               59,476  11.42%    41,653   > 8.00%     $52,067  >10.00%
                                                                          -                    -
Tier 1 Capital (to risk-weighted assets)
  Company                                      50,657   9.64%    21,026   > 4.00%         N/A     N/A
                                                                          -
  First Mid Bank                               55,753  10.71%    20,827   > 4.00%      31,240  > 6.00%
                                                                          -                    -
Tier 1 Capital (to average assets)
  Company                                      50,657   6.62%    30,630   > 4.00%         N/A     N/A
                                                                          -
  First Mid Bank                               55,753   7.39%    30,158   > 4.00%      37,698  > 5.00%
                                                                          -                    -

         Banks and financial holding companies and bank holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.

Stock Plans

         Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2002 Annual Report on Form 10-K.

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock. In August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $8 million of additional shares. During the three-month period ending March 31, 2003, the Company repurchased 57,561 shares (1.8%) at a total price of $1,689,000. Since 1998, the Company has repurchased a total of 469,123 shares at a total price of $11,992,000. As of March 31, 2003, the Company was authorized per all repurchase programs to purchase $2,215,000 in additional shares. Treasury stock is further affected by activity in the Deferred Compensation Plan.


Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     <    First Mid Bank has $17 million  available  in  overnight  Federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for Total Capital to Risk-Weighted Assets and Tier 1 Capital to Total Assets. As of March 31, 2003, the First Mid Bank's ratios of Total Capital to Risk-Weighted Assets of 11.64% and Tier 1 Capital to Total Assets of 7.71% exceeded minimum regulatory requirements.

     <    First Mid Bank can also borrow  from the  Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2003, the excess collateral at the Federal Home Loan Bank will support approximately $27 million of additional advances.


     <    First Mid Bank also receives deposits from the State of Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     <    First Mid Bank is also a member of the Federal  Reserve System and can borrow funds provided that sufficient collateral is pledged.

     <    In  addition,  the  Company has a revolving  credit  agreement  in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $8,325,000 as of March 31, 2003, and $6,675,000 in available funds. The credit agreement matures on October 24, 2003. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2003.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     <    lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

     <    deposit  activities, including seasonal demand of private and public funds;

     <    investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. government treasuries and agency securities;

     <    operating activities, including scheduled debt repayments and dividends to stockholders.

         The following table summarizes significant contractual obligations and other commitments at March 31, 2003 (in thousands):

                               Less than                             More than
                      Total      1 year     1-3 years    3-5 years     5 years
                   ---------- ----------- ------------ ------------ -----------
 Time deposits
                    $256,889    $151,920      $67,925      $36,800        $244
 Debt                  9,325       8,525          400          400           -
 Other borrowings     79,484      66,484        5,000        5,000       3,000
 Operating leases      2,540         301          535          412       1,292
                   ---------- ----------- ------------ ------------ -----------
                    $348,238    $227,230      $73,860      $42,612      $4,536
                   ========== =========== ============ ============ ===========


         For the three-month period ended March 31, 2003, net cash of $8.2 million and $2.4 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $10.8 million. Thus, cash and cash equivalents increased by $.2 million since year-end 2002. Generally, during 2003, the decreases in deposits and customer repurchase agreements due to seasonal outflow reduced cash balances. Also, declines in residential real estate loan balances due to the low rate environment were greater than the growth in commercial loans and securities since year-end 2002.

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

         The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2003 and December 31, 2002 were as follows (in thousands):

                                                   March 31,   December 31,
                                                        2003           2002
                                                ------------- --------------
Unused commitments including lines of credit:
    Commercial real estate                          $ 50,795        $31,506
    Commercial operating                              33,073         31,160
    Home equity                                       10,011          9,509
    Other                                             17,137         13,753
                                                ------------- --------------
       Total                                        $111,016        $85,928
                                                ============= ==============
Standby letters of credit                             $2,440           $997
                                                ============= ==============


         Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days. Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the market risk faced by the Company since December 31, 2002. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


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

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

         Since First Mid Bank acts as a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims as to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings in which the Company is involved constitute ordinary, routine litigation incidental to the business of the Company and that such litigation will not materially adversely affect the Company's consolidated financial condition.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



ITEM 5.  OTHER INFORMATION

         None.



ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits:
        The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and the Certifications that immediately precedes the exhibits filed.

(b) Reports on Form 8-K:
         The Company filed Form 8-K on January 29, 2003 regarding the Company's financial statements as of December 31, 2002.

         The Company filed Form 8-K on April 24, 2003 regarding the Company's financial statements as of March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)


/s/ William S. Rowland                        /s/ Michael L. Taylor
---------------------------------             ---------------------------------
William S. Rowland                            Michael L. Taylor
President and Chief Executive Officer         Chief Financial Officer


Date:   May 13, 2003                          Date:   May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date May 13, 2003

By  /s/ William S. Rowland
    William S. Rowland, President
      and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date May 13, 2003

By /s/ Michael L. Taylor
Michael L. Taylor, Chief Financial Officer

                 Exhibit Index to Quarterly Report on Form 10-Q
   Exhibit
   Number         Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
    11.1     Statement re:  Computation of Earnings Per Share
             (Filed herewith on page 7)

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

                                                                    Exhibit 99.1


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:    May 13, 2003                     /s/ William S. Rowland
                                          William S. Rowland
                                          President and Chief Executive Officer

                                                                    Exhibit 99.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  May 13, 2003                       /s/ Michael L. Taylor
                                          Michael L. Taylor
                                          Chief Financial Officer