Form 10-Q
period 2003-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2003-08-13
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                         Commission file number: 0-13368


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

         As of August 13, 2003, 3,158,483 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)              June 30,   December 31,
(In thousands, except share data)                        2003       2002
                                                  ------------  ------------
Assets
Cash and due from banks:
  Non-interest bearing                               $ 19,746     $ 22,437
  Interest bearing                                      5,762       19,995
Federal funds sold                                      1,875       27,225
                                                  ------------  ------------
  Cash and cash equivalents                            27,383       69,657
Investment securities:
  Available-for-sale, at fair value                   173,743      166,415
  Held-to-maturity, at amortized cost (estimated
    fair value of $1,821 and $1,927 at June 30,
    2003 and December 31, 2002, respectively)           1,797         1,902
Loans                                                 523,258       499,864
Less allowance for loan losses                         (4,122)       (3,723)
                                                  ------------  ------------
  Net loans                                           519,136       496,141
Premises and equipment, net                            16,663        16,916
Accrued interest receivable                             5,146         6,362
Goodwill, net                                           9,034         9,034
Intangible assets, net                                  4,378         4,743
Other assets                                            4,730         5,070
                                                  ------------  ------------
  Total assets                                       $762,010     $ 776,240
                                                  ============  ============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                               $ 87,739     $ 84,025
  Interest bearing                                    520,425      529,427
                                                  ------------  ------------
  Total deposits                                      608,164       613,452
Accrued interest payable                                1,628        1,793
Securities sold under agreements to repurchase         38,303       44,184
Other borrowings                                       39,925       44,625
Other liabilities                                       3,997        5,379
                                                  ------------  ------------
  Total liabilities                                   692,017      709,433
                                                  ------------  ------------
Stockholders' equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,653,857 shares in 2003 and
  3,603,737 shares in 2002                             14,615       14,415
Additional paid-in capital                             15,625       14,450
Retained earnings                                      49,589       45,896
Deferred compensation                                   1,791        1,589
Accumulated other comprehensive income                  2,566        2,373
Less treasury stock at cost, 484,613 shares
  in 2003 and 414,562 shares in 2002                  (14,193)      (11,916)
                                                  ------------  ------------
Total stockholders' equity                             69,993        66,807
                                                  ------------  ------------
Total liabilities and stockholders' equity           $762,010      $776,240
                                                  ============  ============



See accompanying notes to unaudited consolidated financial statements.


Consolidated Statements of Income (unaudited)         Three months ended          Six months ended
(In thousands, except per share data)                      June 30,                   June 30,
                                                         ------------               -------------
                                                      2003         2002          2003          2002
                                                   ------------ ------------ ------------- -------------
Interest income:
Interest and fees on loans                             $ 8,075      $ 8,402       $16,083       $16,821
Interest on investment securities                        1,573        1,872         3,175         3,778
Interest on federal funds sold                              43           45            97            75
Interest on deposits with
  other financial institutions                              38            1            94            11
                                                   ------------ ------------ ------------- -------------
  Total interest income                                  9,729       10,320        19,449        20,685
                                                   ------------ ------------ ------------- -------------
Interest expense:
Interest on deposits                                     2,571        2,993         5,269         6,374
Interest on securities sold under agreements
  to repurchase                                             68           86           132           172
Interest on Federal Home Loan Bank advances                402          480           820           930
Interest on federal funds purchased                          -            1             -             2
Interest on debt                                            63           52           123            85
                                                   ------------ ------------ ------------- -------------
  Total interest expense                                 3,104        3,612         6,344         7,563
                                                   ------------ ------------ ------------- -------------
  Net interest income                                    6,625        6,708        13,105        13,122
                                                   ------------ ------------ ------------- -------------
Provision for loan losses                                  250          150           500           275
                                                   ------------ ------------ ------------- -------------
Net interest income after provision for loan losses      6,375        6,558        12,605        12,847
                                                   ------------ ------------ ------------- -------------
Other income:
Trust revenues                                             489          450           945           928
Brokerage commissions                                       67           76           124           134
Insurance commissions                                      367          363           778           554
Service charges                                          1,100          780         2,138         1,517
Securities gains, net                                        -           73           370           116
Mortgage banking revenue                                   533          377         1,082           703
Other                                                      559          357         1,108           847
                                                   ------------ ------------ ------------- -------------
  Total other income                                     3,115        2,476         6,545         4,799
                                                   ------------ ------------ ------------- -------------
Other expense:
Salaries and employee benefits                           3,415        3,096         6,729         6,102
Net occupancy and equipment expense                      1,060        1,009         2,123         1,980
Amortization of other intangible assets                    181          191           365           370
Stationery and supplies                                    143          123           287           278
Legal and professional                                     255          258           486           496
Marketing and promotion                                    190          150           322           309
Other                                                    1,036        1,187         2,034         2,110
                                                   ------------ ------------ ------------- -------------
  Total other expense                                    6,280        6,014        12,346        11,645
                                                   ------------ ------------ ------------- -------------
Income before income taxes                               3,210        3,020         6,804         6,001
Income taxes                                             1,088        1,014         2,320         1,986
                                                   ------------ ------------ ------------- -------------
  Net income                                           $ 2,122      $ 2,006       $ 4,484       $ 4,015
                                                   ============ ============ ============= =============
Per share data:
Basic earnings per share                                  $.67         $.60        $ 1.41        $ 1.19
Diluted earnings per share                                $.67         $.59        $ 1.40        $ 1.18
                                                   ============ ============ ============= =============


See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)       Six months ended
                                                            June 30,
                                                      ---------------------
(In thousands)                                          2003         2002
                                                     ----------- ------------
Cash flows from operating activities:
Net income                                              $ 4,484      $ 4,015
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                 500          275
  Depreciation, amortization and accretion, net           1,527        1,627
  Gain on sale of securities, net                          (370)        (116)
                                                             30
  Loss on sale of other real property owned, net           3016           16
  Gain on sale of mortgage loans held for sale, net      (1,022)        (512)
  Origination of mortgage loans held for sale           (74,815)     (37,115)
  Proceeds from sale of mortgage loans held for sale     76,417       39,905
  Decrease in other investments                               -          250
  (Increase) decrease in other assets                     1,526        (2,080)
  Increase (decrease) in other liabilities                 (806)       1,686
                                                     ----------- ------------
Net cash provided by operating activities                 7,471        7,951
                                                     ----------- ------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                  (1)          (1)
Purchases of premises and equipment                        (710)        (624)
Net increase in loans                                   (24,075)     (11,882)
Proceeds from sales of securities available-for-sale     13,815       10,646
Proceeds from maturities of:
  Securities available-for-sale                          57,860       17,476
  Securities held-to-maturity                            20,105          301
Purchases of securities available-for-sale              (98,375)     (25,349)
Purchases of securities held-to-maturity                   (144)         (84)
Net cash provided by acquisition                           -              15
                                                     ----------- ------------
Net cash used in investing activities                   (31,525)      (9,502)
                                                     ----------- ------------
Cash flows from financing activities:
Net decrease in deposits                                 (5,288)      (5,551)
Decrease in repurchase agreements                        (5,881)      (5,028)
Decrease in short-term FHLB advances                     (5,000)           -
Increase in long-term FHLB advances                           -        5,000
Increase in other borrowings                                  -          220
Proceeds from short-term debt                               500            -
Repayment of short-term debt                               (200)           -
Proceeds from issuance of common stock                      502          367
Purchase of treasury stock                               (2,075)        (614)
Dividends paid on common stock                             (778)        (663)
                                                     ----------- ------------
Net cash used in financing activities                   (18,220)      (6,269)
                                                     ----------- ------------
Decrease in cash and cash equivalents                   (42,274)      (7,820)
Cash and cash equivalents at beginning of period         69,657       33,096
                                                     ----------- ------------
Cash and cash equivalents at end of period              $27,383      $25,276
                                                     =========== ============
Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                              $ 6,509      $ 8,129
  Income taxes                                            2,788        2,052
Loans transferred to real estate owned                      108          338
Dividends reinvested in common stock                        873          925

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


Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

         The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2003, and 2002, and all such adjustments are of a normal recurring nature. The results of the interim period ended June 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

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


Recent Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002 on January 1, 2003, as required. The adoption did not have a material effect on the Company's financial position or results of operations.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidated Variable Interest Entities"("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 will be effective July 1, 2003. The Company does not expect the provisions of FIN 46 to have a material impact on its financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not expect the provisions of SFAS 149 will have a material impact on the Company's financial position or results of operations.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the provisions of SFAS 150 will have a material impact on the Company's financial position or results of operations.


Comprehensive Income

         The Company's comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 was as follows (in thousands):

                                        Three months ended     Six months ended
                                            June 30,                June 30,
                                      --------------------- --------------------
(In thousands)                            2003       2002       2003       2002
                                      ---------- ---------- ---------- ---------
Net income                               $2,122     $2,006     $4,484    $4,015
                                      ---------- ---------- ---------- ---------
Other comprehensive income:
  Unrealized gain during the period         951      2,191        686     2,149
  Less realized gain during the period        -        (73)      (370)     (116)
  Tax effect                               (369)      (821)      (123)     (788)
                                      ---------- ---------- ---------- ---------
Comprehensive income                     $2,704     $3,303     $4,677    $5,260
                                      ========== ========== ========== =========

Earnings Per Share

         Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

                                                   Three months ended              Six months ended
                                                        June 30,                       June 30,
                                              ------------------------------ ------------------------------
                                                   2003           2002           2003            2002
                                              --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                        $2,122,000     $2,006,000     $4,484,000      $4,015,000
Weighted average common shares outstanding         3,161,704      3,385,886      3,174,263       3,385,255
                                              =============== ============== ============== ===============
Basic earnings per common share                        $ .67          $ .60         $ 1.41          $ 1.19
                                              =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding         3,161,704      3,385,886      3,174,263       3,385,255
Assumed conversion of stock options                   44,933         25,997         40,061          22,095
                                              --------------- -------------- -------------- ---------------
Diluted weighted average common
  shares outstanding                               3,206,637      3,413,415      3,214,324       3,408,684
                                              =============== ============== ============== ===============
Diluted earnings per common share                      $ .67          $ .59         $ 1.40          $ 1.18
                                              =============== ============== ============== ===============


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

         The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of June 30, 2003 and December 31, 2002 (in thousands):


                                               June 30, 2003           December 31, 2002
                                      --------------------------- --------------------------
                                          Gross                        Gross
                                         Carrying    Accumulated     Carrying    Accumulated
                                          Value     Amortization       Value    Amortization
                                      ------------ -------------- ------------ -------------
Goodwill not subject to amortization      $12,794         $3,760      $12,794        $3,760
Intangibles from branch acquisition         3,015          1,257        3,015         1,157
Core deposit intangibles                    2,805          1,952        2,805         1,807
Mortgage servicing rights                     608            475          608           451
Customer list intangibles                   1,904            270        1,904           174
                                      ------------ -------------- ------------ -------------
                                          $21,126         $7,714      $21,126        $7,349
                                      ============ ============== ============ =============


         Total amortization expense for the periods ended June 30, 2003 and 2002 was as follows (in thousands):

                                             2003       2002
                                        ---------- ----------
Intangibles from branch acquisitions         $100       $100
Core deposit intangibles                      145        155
Mortgage servicing rights                      25         36
Customer list intangibles                      95         79
                                        ---------- ----------
                                             $365       $370
                                        ========== ==========


         Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

        Aggregate amortization expense:
             For period ended 6/30/03             $365

        Estimated amortization expense:
             For period 7/1/03-12/31/03           $354
             For period ended 12/31/04            $614
             For period ended 12/31/05            $578
             For period ended 12/31/06            $579
             For period ended 12/31/07            $515
             For period ended 12/31/08            $454


                  In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2002 and determined as of that date that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The provisions of SFAS 142 require annual testing of goodwill and as such, the next testing of goodwill for impairment will be as of September 30, 2003.




Stock Incentive Plan

         The Company accounts for its Stock Incentive Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. As such, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income if the fair-value-based method had been applied.


                                          June 30,
                                       2003       2002
                                   ---------- ----------
 Net income:
    As reported                       $4,484     $4,015
    Pro forma                          4,381      3,935

 Basic Earnings Per Share:
    As reported                       $ 1.41     $ 1.19
    Pro forma                           1.38       1.16

 Diluted Earnings Per Share:
    As reported                       $ 1.40     $ 1.18
    Pro forma                           1.36       1.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company' market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Overview

         Net income for the three months ended June 30, 2003 was $2,122,000 ($.67 diluted EPS), an increase of $116,000 from $2,006,000 ($.59 diluted EPS) for the same period in 2002. Net income for the six months ended June 30, 2003 was $4,484,000 ($1.40 diluted EPS), an increase of $469,000 from $4,015,000
($1.18 diluted EPS) for the same period in 2002.

         A summary of the factors that contributed to the changes in net income is shown in the table below.

                                       2003 vs. 2002
                                 Three months    Six months
(In thousands)                  ended June 30  ended June 30
                                -------------- --------------
Net interest income                     $(183)         $(242)
Other income, including
    securities transactions               639          1,746
Other expenses                           (266)          (701)
Income taxes                              (74)          (334)
                                -------------- --------------
Increase in net income                  $ 116          $ 469
                                ============== ==============

         The following table shows the Company's annualized performance ratios for the six months ended June 30, 2003 and 2002, as compared to the performance ratios for the year ended December 31, 2002:


                                   June 30,   June 30,   December 31,
                                       2003       2002          2002
                                  ---------- ---------- -------------
Return on average assets              1.17%      1.15%         1.11%
Return on average equity             13.15%     12.03%        11.82%
Average equity to average assets      8.89%      9.54%         9.36%



Results of Operations

Net Interest Income

         The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

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

                                                            Six Months Ended                Six Months Ended
                                                              June 30, 2003                  June 30, 2002
                                                   -----------------------------------------------------------------
                                                     Average                Average    Average              Average
                                                     Balance    Interest      Rate     Balance   Interest    Rate
                                                   -----------------------------------------------------------------
ASSETS
Interest-bearing deposits                           $ 17,311        $ 94      1.09%    $ 1,448       $ 11     1.52%
Federal funds sold                                    17,364          97      1.12%      9,401         75     1.60%
Investment securities
  Taxable                                            139,097       2,542      3.66%    132,606      3,107     4.69%
  Tax-exempt (1)                                      28,756         959      6.67%     28,957      1,017     7.02%
Loans (2)(3)                                         510,092      16,083      6.31%    471,736     16,821     7.13%
                                                   -----------------------------------------------------------------
Total earning assets                                 712,620      19,775      5.55%    644,148     21,031     6.53%
                                                   -----------------------------------------------------------------
Cash and due from banks                               17,986                            18,442
Premises and equipment                                16,830                            16,544
Other assets                                          23,368                            25,035
Allowance for loan losses                             (3,955)                           (3,763)
                                                   ----------                         ---------
Total assets                                        $766,849                          $700,406
                                                   ==========                         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                   $216,676     $ 1,070       .99%   $192,912    $ 1,333     1.38%
  Savings deposits                                    55,021         182       .66%     50,203        404     1.61%
  Time deposits                                      255,133       4,017      3.15%    234,412      4,637     3.96%
Securities sold under
  agreements to repurchase                            41,954         132       .63%     32,094        172     1.07%
FHLB advances                                         31,902         820      5.14%     36,546        930     5.09%
Federal funds purchased                                   28           -       .00%        156          2     2.56%
Other debt                                             9,192         123      2.68%      5,196         85     3.27%
                                                   -----------------------------------------------------------------
Total interest-bearing
    Liabilities                                      609,906       6,344      2.08%    551,519      7,563     2.74%
                                                   -----------------------------------------------------------------
Non interest-bearing demand deposits                  81,966                            75,269
Other liabilities                                      6,768                             6,877
Stockholders' equity                                  68,209                            66,741
                                                   ----------                         ---------
Total liabilities & equity                          $766,849                          $700,406
                                                   ==========                         =========
Net interest income (TE)                                         $13,431                          $13,468
                                                               ==========                        =========
Net interest spread                                                           3.47%                           3.79%
Impact of non-interest
 bearing funds                                                                 .30%                            .39%
                                                                          ----------                      ----------
Net yield on interest-
  earning assets (TE)                                                         3.77%                           4.18%
                                                                          ==========                      ==========



(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material. (3)
    Nonaccrual loans are not material and have been included in the average balances.

         Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the six months ended June 30, 2003, as compared to the same period in 2002 (in thousands):

                                            For the six months ended June 30,
                                                 2003 compared to 2002
                                                 Increase / (Decrease)
                                         Total                         Rate/
                                        Change    Volume      Rate    Volume(4)
                                       --------- --------- --------- ----------
        Earning Assets:
        Interest-bearing deposits          $ 83       121     $ (3)      $ (35)
        Federal funds sold                   22        64      (23)        (19)
        Investment securities:
          Taxable                          (565)      152     (683)        (34)
          Tax-exempt (1)                    (58)       (7)     (51)         -
        Loans (2)(3)                       (738)    1,367   (1,934)       (171)
                                       --------- --------- --------- ----------
          Total interest income          (1,256)    1,697   (2,694)       (259)
                                       --------- --------- --------- ----------
        Interest-Bearing Liabilities:
        Interest-bearing deposits
          Demand deposits                  (263)      164     (376)        (51)
          Savings deposits                 (222)       39     (238)        (23)
          Time deposits                    (620)      410     (949)        (81)
        Securities sold under
          agreements to repurchase          (40)       53      (71)        (22)
        FHLB advances                      (110)     (118)       9          (1)
        Federal funds purchased              (2)       (2)      (2)          2
        Other debt                           38        65      (15)        (12)
                                       --------- --------- --------- ----------
          Total interest expense         (1,219)      611   (1,642)       (188)
                                       --------- --------- --------- ----------
         Net interest income              $ (37)   $1,086  $(1,052)       $(71)
                                       ========= ========= ========= ==========

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

         On a tax equivalent basis, net interest income decreased $37,000, or ..3% to $13,431,000 for the six months ended June 30, 2003, from $13,468,000 for the same period in 2002. The decrease in net interest income was primarily due to the greater decline in loan interest rates compared to deposit rates, which resulted in a compression of the interest margin.

         For the six months ended June 30, 2003, average earning assets increased by $68,472,000, or 10.6%, and average interest-bearing liabilities increased $58,387,000, or 10.6%, compared with average balances for the same period in 2002. Changes in average balances are shown below:

     > Average loans increased by $38.4 million or 8.1% in 2003 as compared to 2002.

     > Average securities increased by $6.3 million or 3.9% in 2003 as compared to 2002.

     > Average interest-bearing deposits increased by $49.3 million or 10.3% in 2003 as compared to 2002.

     > Average securities sold under agreements to repurchase increased by $9.9 million or 30.9% in 2003 as compared to 2002.

     > Average borrowings and other debt decreased by $.6 million or 1.4% in 2003 as compared to 2002.

     >    Net interest margin has decreased to 3.77% in 2003 from 4.18% in 2002.

Provision for Loan Losses

         The provision for loan losses for the six months ended June 30, 2003 was $500,000 compared to $275,000 for the same period in 2002. The increase in the provision was a result of an increased risk in the loan portfolio, uncertain economic conditions, and an increase in nonperforming loans from $2,145,000 as of June 30, 2002 to $5,678,000 as of June 30, 2003. Net charge-offs were $101,000 for the six months ended June 30, 2003 and $264,000 during the same period in 2002. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

         An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2003 and 2002 (in thousands):


                            Three months ended               Six months ended
                                 June 30,                         June 30,
                          2003      2002   $ Change       2003        2002  $ Change
                      --------- ---------- --------- ---------- ---------- ----------
Trust                     $489       $450      $ 39       $945       $928       $ 17
Brokerage                   67         76        (9)       124        134        (10)
Insurance commissions      367        363         4        778        554        224
Service charges          1,100        780       320      2,138      1,517        621
Security gains               -         73       (73)       370        116        254
Mortgage banking           533        377       156      1,082        703        379
Other                      559        357       202      1,108        847        261
                      --------- ---------- --------- ---------- ---------- ----------
  Total other income    $3,115     $2,476      $639     $6,545     $4,799     $1,746
                      ========= ========== ========= ========== ========== ==========


         Explanations for the three months ended June 30, 2003 as compared to the same period in 2002:

     <    Trust  revenues  increased  $39,000 or 8.7% to $489,000 from $450,000.
          Trust assets, reported at market value, were $330 million at June 30, 2003 compared to $293 million at June 30, 2002. The increase in trust revenues was the result of new business and an increase in equity prices.

     <    Revenues  from  brokerage  decreased  $9,000 or 11.8% to $67,000  from
          $76,000 as a result of a decrease in the number of stock transactions.

     <    Insurance  commissions  increased  $4,000  or  1.1% to  $367,000  from
          $363,000. Increased sales of business property and casualty insurance has increased revenues.

     <    Fees from service  charges  increased  $320,000 or 41.0% to $1,100,000 from $780,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    Mortgage banking income  increased  $156,000 or 41.4% to $533,000 from
          $377,000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the decrease in mortgage lending rates. Loans sold balances are as follows:

          <    $36.5  million  (representing  390 loans) for the 2nd  quarter of
               2003.
          <    $17.0  million  (representing  180 loans) for the 2nd  quarter of
               2002.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

     <    Other income  increased  $202,000 or 56.6% to $559,000 from  $357,000.
          This increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.

         Explanations for the six months ended June 30, 2003 as compared to the same period in 2002:

     <    Trust  revenues  increased  $17,000 or 1.8% to $945,000 from $928,000.
          Trust assets, reported at market value, were $330 million at June 30, 2003 compared to $293 million at June 30, 2002. The increase in trust revenues was the result of new business and an increase in equity prices.

     <    Revenues  from  brokerage  decreased  $10,000 or 7.5% to $124,000 from
          $134,000   as  a  result  of  a  decrease   in  the  number  of  stock
          transactions.

     <    Insurance  commissions  increased  $224,000 or 40.4% to $778,000  from
          $554,000. The increase is due to operating Checkley, which was acquired January 29, 2002, for the entire period in 2003. In addition, increased sales of business property and casualty insurance has increased revenues.

     <    Fees from service  charges  increased  $621,000 or 40.9% to $2,138,000 from $1,517,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    Sales of investment  securities resulted in a net gain of $370,000, as compared to a net gain of $116,000 for the same quarter in 2002. The net gain in 2003 resulted primarily from the sale of $14 million of available-for-sale securities during the first quarter.

     <    Mortgage banking income increased $379,000 or 53.9% to $1,082,000 from
          $703,000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the decrease in mortgage lending rates. Loans sold balances are as follows:

          <    $75.4  million  (representing  827 loans) for the 2nd  quarter of
               2003.
          <    $39.4  million  (representing  435 loans) for the 2nd  quarter of
               2002.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

     <    Other income increased  $261,000 or 30.8% to $1,108,000 from $847,000.
          This increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.

Other Expense

         The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                  Three months ended                 Six months ended
                                       June 30,                           June 30,
                            ---------- ---------- ----------- --------- ---------- -----------
                                 2003       2002   $ Change       2003       2002   $ Change
                            ---------- ---------- ----------- --------- ---------- -----------
Salaries and benefits         $ 3,415    $ 3,096       $ 319   $ 6,729    $ 6,102       $ 627
Occupancy and equipment         1,060      1,009          51     2,123      1,980         143
Amortization of intangibles       181        191         (10)      365        370          (5)
Stationery and supplies           143        123          20       287        278           9
Legal and professional fees       255        258          (3)      486        496         (10)
Marketing and promotion           190        150          40       322        309          13
Other operating expenses        1,036      1,187        (151)    2,034      2,110         (76)
                            ---------- ---------- ----------- --------- ---------- -----------
  Total other expense         $ 6,280    $ 6,014       $ 266   $12,346    $11,645       $ 701
                            ========== ========== =========== ========= ========== ===========


         Explanations for the three months ended June 30, 2003 as compared to the same period in 2002:

     <    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased  $319,000 or 10.3% to $3,415,000 from  $3,096,000.
          This increase can be explained by merit increases for continuing employees and the addition of branches in Champaign and Maryville in November 2002. There were 317 full-time equivalent employees at June 30, 2003 compared to 310 at June 30, 2002.

     <    Occupancy  and  equipment   expense   increased  $51,000  or  5.1%  to
          $1,060,000 from $1,009,000. This increase included building maintenance, utilities and rent expense for Champaign and Maryville branches added in November 2002.

     <    Other operating  expenses decreased $151,000 or 12.7% to $1,036,000 in
          2003 from $1,187,000 in 2002. This decrease was primarily a result of a write-off of an investment in a venture capital fund during the second quarter of 2002. The Company has not had any write-downs on investments during 2003.

     <    All other categories of operating  expenses increased a net of $47,000 or 6.5% to $769,000 from $722,000. This increase was primarily the result of a promotional mailing and open house for the Maryville branch.

         Explanations for the six months ended June 30, 2003 as compared to the same period in 2002:

     <    Salaries  and  employee  benefits   increased  $627,000  or  10.3%  to
          $6,729,000 from $6,102,000. This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of Checkley in January 2002 and the addition of branches in Champaign and Maryville in November 2002.
          There were 317 full-time equivalent employees at June 30, 2003 compared to 310 at June 30, 2002.

     <    Occupancy  and  equipment  expense  increased   $143,000  or  7.2%  to
          $2,123,000 from $1,980,000. This increase included building maintenance, utilities and rent expense for Checkley, and Champaign and Maryville branches added in November 2002.

     <    Other operating  expenses  decreased  $76,000 or 3.6% to $2,034,000 in
          2003 from $2,110,000 in 2002. This increase was primarily a result of a write-off of an investment in a venture capital fund during the second quarter of 2002. The Company has not had any write-downs on investments during 2003.

     <    All other categories of operating  expenses  increased a net of $7,000 or .5% to $1,460,000 from $1,453,000.

Income Taxes

         Total income tax expense amounted to $1,088,000 (33.9% effective tax rate) for the three months ended June 30, 2003, compared to $1,041,000 (33.7% effective tax rate) for the same period in 2002. For the six months ended June 30, 2003, total income tax expense amounted to $2,320,000 (34.1% effective tax rate) compared to $1,986,000 (33.1% effective tax rate) for the same period in 2002. The increase in the effective tax rate in 2003 compared to 2002 is due to an increase in non-deductible loan interest income and a decrease in deductible interest income from U.S. Treasury securities, resulting in a larger amount of non-deductible interest income and greater state income tax expense.

Analysis of Balance Sheets

Loans

         The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2003 and December 31, 2002 (in thousands):

                                         June 30,  December 31,
                                             2003          2002
                                    -------------- -------------
 Real estate - residential               $112,555      $116,588
 Real estate - agricultural                49,315        47,210
 Real estate - commercial                 203,308       176,235
                                    -------------- -------------
  Total real estate - mortgage           $365,178      $340,033
 Commercial and agricultural              127,231       127,065
 Installment                               29,469        31,119
 Other                                      1,380         1,647
                                    -------------- -------------
   Total loans                           $523,258      $499,864
                                    ============== =============

         Overall loans increased $23 million, or 4.7%. The largest component of this increase was commercial real estate loans, which increased $27 million, or 15.4%. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $6,490,000 and $7,070,000 as of June 30, 2003 and December 31, 2002, respectively.

         At June 30, 2003, the Company had loan concentrations in agricultural industries of $88.3 million, or 16.9%, of outstanding loans and $90.7 million, or 18.1%, at December 31, 2002. In addition, the Company has a loan concentration to "operators of non-residential buildings" of $18.1 million or 3.5% of outstanding loans at June 30, 2003, and $12.5 or 2.5% of outstanding loans at December 31, 2002 and to "motels, hotels and tourist courts" of $17.8 million or 3.4% of outstanding loans at June 30, 2003, and $13.6 million or 2.7% of outstanding loans at December 31, 2002. The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

         The following table presents the balance of loans outstanding as of June 30, 2003, by maturities (dollars in thousands):

                                                       Maturity (1)
                                 -----------------------------------------------------------
                                                       Over 1
                                     One year         through         Over
                                   or less (2)        5 years        5 years          Total
                                 -------------- -------------- -------------- --------------
Real estate - residential             $ 55,462       $ 53,075         $4,018       $112,555
Real estate - agricultural               7,604         36,156          5,555         49,315
Real estate - commercial                52,023        122,141         29,144        203,308
                                 -------------- -------------- -------------- --------------
  Total real estate - mortgage        $115,089       $211,372       $ 38,717       $365,178
Commercial and agricultural             90,401         35,088          1,742        127,231
Installment                             16,056         13,366             47         29,469
Other                                      455            527            398          1,380
                                 -------------- -------------- -------------- --------------
  Total loans                         $222,001       $260,353       $ 40,904       $523,258
                                 ============== ============== ============== ==============

     (1)  Based on scheduled principal repayments.
     (2)  Includes demand loans, past due loans and overdrafts.


         As of June 30, 2003, loans with maturities over one year consisted of approximately $211,950,000 in fixed rate loans and $89,307,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

         The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2003 and December 31, 2002 (in thousands):

                                               June 30,   December 31,
                                                   2003           2002
                                           ------------- --------------
Nonaccrual loans                                 $5,627         $2,961
Renegotiated loans which are performing
  in accordance with revised terms                   51            188
                                           ------------- --------------
Total nonperforming Loans                        $5,678         $3,149
                                           ============= ==============

         At June 30, 2003, approximately $2,963,000 of the nonperforming loans resulted from collateral-dependent loans to three borrowers. The $2,666,000 increase in nonaccrual loans during the six months ended June 30, 2003, resulted from the net of $4,168,000 of loans put on nonaccrual status, $1,407,000 of loans brought current or paid-off and $95,000 of loans transferred to other real estate owned. The increase in nonaccrual loans was primarily due to two agricultural loans that are secured by real estate.

         Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $138,000 for the six months ended June 30, 2003 and $158,000 for the year ended December 31, 2002.

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

         Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2003 the Company's loan portfolio included $88.3 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $2.4 million from $90.7 million at December 31, 2002. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

         Analysis of the allowance for loan losses as of June 30, 2003 and 2002, and of changes in the allowance for the three and six month periods ended June 30, 2003 and 2002, was as follows (dollars in thousands):

                                        Three months ended        Six months ended
                                            June 30,                 June 30,
                                           2003       2002       2003       2002
                                       ---------- ---------- ---------- ----------
Average loans outstanding,
  net of unearned income                $519,315   $475,127   $510,092   $471,736
Allowance-beginning of period            $ 3,841    $ 3,751    $ 3,723    $ 3,702
Charge-offs:
Real estate-mortgage                          13        111         25        142
Commercial, financial & agricultural         339         33        453         58
Installment                                   22         55         48         88
                                       ---------- ---------- ---------- ----------
  Total charge-offs                          374        199        526        288

Recoveries:
Real estate-mortgage                         (Y)        (Y)        (Y)        (Y)
Commercial, financial & agricultural         388          1        399          2
Installment                                   17         10         26         22
                                       ---------- ---------- ---------- ----------
  Total recoveries                           405         11        425         24
                                       ---------- ---------- ---------- ----------
Net charge-offs (recoveries)                (31)        188        101        264
Provision for loan losses                    250        150        500        275
                                       ---------- ---------- ---------- ----------
Allowance-end of period                  $ 4,122    $ 3,713    $ 4,122    $ 3,713
                                       ========== ========== ========== ==========
 Ratio of annualized net charge offs
  to average loans                        (.02%)       .16%       .04%       .22%
                                       ========== ========== ========== ==========
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                .79%       .77%       .79%       .77%
                                       ========== ========== ========== ==========
Ratio of allowance for loan losses
  to nonperforming loans                   72.6%     173.3%      72.6%     173.3%
                                       ========== ========== ========== ==========

         During the second quarter of 2003, the Company received a recovery of $382,000 on two commercial real estate loans of a single borrower. The Company also had charge-offs of $170,000 on a commercial building loan and $80,000 on an agricultural operating loan secured by crops and real estate.

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

Securities

         The Company's overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of June 30, 2003 and December 31, 2002 (in thousands):

                                            June 30,                   December 31,
                                              2003                         2002
                                  ----------------------------- ---------------------------
                                                   Weighted                     Weighted
                                                    Average                     Average
                                     Amount          Yield         Amount        Yield
                                  -------------- -------------- ------------- -------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies             $ 99,248          3.26%      $ 76,342         3.80%
Obligations of states and
 political subdivisions                  26,880          4.63%        27,597         4.63%
Mortgage-backed securities               29,293          3.49%        44,697         3.72%
Other securities                         15,931          5.71%        15,807         5.86%
                                  -------------- -------------- ------------- -------------
    Total securities                   $171,352          3.74%      $164,443         4.12%
                                  ============== ============== ============= =============

         At June 30, 2003, the Company's investment portfolio showed an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies and other securities and a decrease in mortgage-backed securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2003 and December 31, 2002 were as follows (in thousands):

                                                                Gross           Gross         Estimated
                                               Amortized       Unrealized     Unrealized         Fair
                                                 Cost           Gains          Losses            Value
                                            --------------- --------------- --------------- --------------
June 30, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies       $ 99,248          $1,756             $ -       $101,004
Obligations of states and political
 subdivisions                                       25,083           1,750               -         26,833
Mortgage-backed securities                          29,293             392            (158)        29,527
Federal Home Loan Bank stock                         3,410               -               -          3,410
Other securities                                    12,521             451              (3)        12,969
                                            --------------- --------------- --------------- --------------
 Total available-for-sale                         $169,555         $ 4,349          $ (161)      $173,743
                                            =============== =============== =============== ==============
Held-to-maturity:
Obligations of states and political
 subdivisions                                      $ 1,797            $ 26            $ (2)       $ 1,821
                                            =============== =============== =============== ==============
December 31, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies       $ 76,342         $ 1,665            $(30)      $ 77,977
Obligations of states and political
 subdivisions                                       25,695           1,232               -         26,927
Mortgage-backed securities                          44,697             749              (4)        45,442
Federal Home Loan Bank stock                         3,266               -               -          3,266
Other securities                                    12,541             293             (31)        12,803
                                            --------------- --------------- --------------- --------------
  Total available-for-sale                        $162,541         $ 3,939            $(65)      $166,415
                                            =============== =============== =============== ==============
Held-to-maturity:
Obligations of states and political
 subdivisions                                      $ 1,902            $ 27            $ (2)       $ 1,927
                                            =============== =============== =============== ==============

         The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2003 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity.


                                                 One         After 1        After 5        After
                                                 year        through        through         ten
(In thousands)                                 or less       5 years       10 years        years         Total
                                            ------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $26,272      $ 57,004        $11,000       $ 4,972      $ 99,248
Obligations of state and
  political subdivisions                                 -         7,729         10,464         6,890        25,083
Mortgage-backed securities                           5,682        23,611              -             -        29,293
Federal Home Loan Bank stock                             -             -              -         3,410         3,410
Other securities                                         -             -              -        12,521        12,521
                                            ------------------------------------------------------------------------
Total investments                                  $31,954       $88,344        $21,464       $27,793      $169,555
                                            ========================================================================
Weighted average yield                               3.18%         3.45%          3.93%         5.05%         3.72%
Full tax-equivalent yield                            3.18%         3.62%          4.89%         5.59%         4.02%
                                            ========================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                             $ 230         $ 610          $ 400         $ 557       $ 1,797
                                            ========================================================================
Weighted average yield                               5.50%         5.34%          5.61%         5.40%         5.44%
Full tax-equivalent yield                            7.98%         7.74%          8.14%         7.80%         7.88%
                                            ========================================================================



         The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at June 30, 2003.

         Investment securities carried at approximately $133,253,000 and $141,462,000 at June 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

         Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2003 and for the year ended December 31, 2002 (dollars in thousands):


                                June 30,                December 31,
                                  2003                     2002
                          --------------------- ----------------------
                                       Weighted              Weighted
                                        Average               Average
                             Amount      Rate      Amount      Rate
                          ----------- --------- ----------- ----------
Demand deposits:
  Non-interest-bearing      $ 81,966          -   $ 79,082          -
  Interest-bearing           216,676       .99%    200,653      1.33%
Savings                       55,021       .66%     51,634      1.55%
Time deposits                255,133      3.15%    242,301      3.63%
                          ----------- --------- ----------- ----------
  Total average deposits    $608,796      1.73%   $573,670      2.14%
                          =========== ========= =========== ==========


         The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2003 and December 31, 2002 (in thousands):


                                June 30,     December 31,
                                   2003           2002
                            -------------- ---------------
3 months or less                 $ 20,248        $ 29,085
Over 3 through 6 months             8,483          18,926
Over 6 through 12 months           14,583          13,715
Over 12 months                     32,107          32,225
                            -------------- ---------------
  Total                          $ 75,421        $ 93,951
                            ============== ===============



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

         Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2003 and December 31, 2002 is presented below (in thousands):

                                                    June 30,      December 31,
                                                       2003             2002
                                                 --------------- ---------------
Securities sold under agreements to repurchase          $38,303         $44,184
Federal Home Loan Bank advances:
  Fixed term - due in one year or less                    5,000           5,000
  Fixed term - due after one year                        25,300          30,300
Debt:
  Loans due in one year or less                           9,025           8,525
  Loans due after one year                                  600             800
                                                 --------------- ---------------
  Total                                                 $78,228         $88,809
                                                 =============== ===============
  Average interest rate at end of period                  2.62%            2.53%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase        $45,099         $44,588
  Federal Home Loan Bank advances:
    Overnight                                                 -             400
  Fixed term - due in one year or less                    5,000           8,000
  Fixed term - due after one year                        30,300          30,300
Federal funds purchased                                       -           3,250
Debt:
  Loans due in one year or less                           9,025           9,525
  Loans due after one year                                  600             800
                                                 --------------- ---------------
  Total                                                 $90,024         $96,863
                                                 =============== ===============
Averages for the period (YTD)
Securities sold under agreements to repurchase          $41,954         $34,389
Federal Home Loan Bank advances:
  Overnight                                                   -             521
  Fixed term - due in one year or less                    5,000           6,153
  Fixed term - due after one year                        26,902          30,300
Federal funds purchased                                      28             299
Debt:
  Loans due in one year or less                           8,561           5,350
  Loans due after one year                                  630             738
                                                 --------------- ---------------
  Total                                                 $83,075         $77,750
                                                 =============== ===============
  Average interest rate during the period                 2.46%            3.10%


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

         Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At June 30, 2003, outstanding loan balances include $8,825,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal funds rate (2.35% as of June 30, 2003) and that is set to mature on October 24, 2003. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2003 and at December 31, 2002. Management expects to renew this loan with similar terms and conditions.

         The balance also includes a $800,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of June 30, 2003) and principal payable annually over five years, with a final maturity of January 2007.


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

         The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at June 30, 2003 (in thousands):

                                                 Number of Months Until Next Repricing Opportunity

Interest-earning assets:                      0-1         1-3          3-6         6-12        12+
                                         ----------- ----------- ------------ ----------- -----------
Federal funds sold                          $ 7,637        $  -         $  -         $ -        $  -
Taxable investment securities                20,792      19,497          421      60,619      45,582
Nontaxable investment securities                  -         105          601       1,886      26,037
Loans                                       155,517      30,062       34,373      68,125     235,181
                                         ----------- ----------- ------------ ----------- -----------
  Total                                   $ 183,946    $ 49,664      $35,395    $130,630    $306,800
                                         ----------- ----------- ------------ ----------- -----------
Interest-bearing liabilities:
Savings and N.O.W. accounts                  46,096       1,173        3,976       3,475     148,090
Money market accounts                        48,803         494          741       1,404      24,276
Other time deposits                          23,969      29,829       33,070      47,434     107,786
Short-term borrowings/debt                   38,303           -            -       5,000           -
Long-term borrowings/debt                         -           -            -           -      25,300
                                         ----------- ----------- ------------ ----------- -----------
  Total                                   $ 157,171    $ 31,496     $ 37,787    $ 57,313    $305,452
                                         =========== =========== ============ =========== ===========
  Periodic GAP                              $26,775    $ 18,168     $(2,392)    $ 73,317      $1,348
                                         =========== =========== ============ =========== ===========
  Cumulative GAP                            $26,775    $ 44,943     $ 42,551    $115,868    $117,216
                                         =========== =========== ============ =========== ===========
GAP as a % of interest-earning assets:
  Periodic                                     3.8%        2.6%        (.3)%       10.4%         .2%
  Cumulative                                   3.8%        6.4%         6.0%       16.4%       16.6%


         The static GAP analysis shows that at June 30, 2003, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

         At June 30, 2003, the Company's stockholders' equity had increased $3,186,000 or 4.8% to $69,993,000 from $66,807,000 as of December 31, 2002.
During the first six months of 2003, net income contributed $4,484,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $193,000, net of tax. Additional purchases of treasury stock (70,051 shares at an average cost of $29.62 per share) decreased stockholders' equity by $2,075,000.

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

         Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2003 and December 31, 2002, the Company and First Mid Bank have met all capital adequacy requirements.

         As of June 30, 2003, the most recent notification from the primary regulator categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                        For Capital       Prompt Corrective
                                                   Actual            Adequacy Purposes    Action Provisions
                                            ---------------------- -------------------- ---------------------
                                               Amount      Ratio     Amount     Ratio     Amount      Ratio
                                            ----------- ---------- ---------- --------- ---------- ----------
June 30, 2003
Total Capital (to risk-weighted assets)
  Company                                     $58,269      10.82%    $43,090   > 8.00%       N/A        N/A
                                                                               -
  First Mid Bank                               62,814      11.76%     42,744   > 8.00%   $53,431     >10.00%
                                                                               -                     -

Tier 1 Capital (to risk-weighted assets)
  Company                                      54,147      10.05%     21,544   > 4.00%       N/A        N/A
                                                                               -
  First Mid Bank                               58,692      10.98%     21,373   > 4.00%    32,059     > 6.00%
                                                                               -                     -

Tier 1 Capital (to average assets)
  Company                                      54,147       7.19%     30,136   > 4.00%       N/A        N/A
                                                                               -
  First Mid Bank                               58,692       7.81%     30,060   > 4.00%    37,575     > 5.00%
                                                                               -                     -
December 31, 2002
Total Capital (to risk-weighted assets)
  Company                                     $54,380      10.35%    $42,051   > 8.00%       N/A        N/A
                                                                               -
  First Mid Bank                               59,476      11.42%     41,653   > 8.00%   $52,067     >10.00%
                                                                               -                     -

Tier 1 Capital (to risk-weighted assets)
  Company                                      50,657       9.64%     21,026   > 4.00%       N/A        N/A
                                                                               -
  First Mid Bank                               55,753      10.71%     20,827   > 4.00%    31,240     > 6.00%
                                                                               -                     -

Tier 1 Capital (to average assets)
  Company                                      50,657       6.62%     30,630   > 4.00%       N/A        N/A
                                                                               -
  First Mid Bank                               55,753       7.39%     30,158   > 4.00%    37,698     > 5.00%
                                                                               -                     -

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

         On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock. In August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $8 million of additional shares. During the six-month period ending June 30, 2003, the Company repurchased 70,051 shares at a total price of $2,075,000. Since 1998, the Company has repurchased a total of 481,613 shares at a total price of $12,377,000. As of June 30, 2003, the Company was authorized per all repurchase programs to purchase $1,829,000 in additional shares. Treasury stock is further affected by activity in the Deferred Compensation Plan.

Liquidity

         Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight Federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     <    First Mid Bank has $17 million  available  in  overnight  Federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for Total Capital to Risk-Weighted Assets and Tier 1 Capital to Total Assets. As of June 30, 2003, the First Mid Bank's ratios of Total Capital to Risk-Weighted Assets of 11.76% and Tier 1 Capital to Total Assets of 7.81% exceeded minimum regulatory requirements.

     <    First Mid Bank can also borrow  from the  Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2003, the excess collateral at the Federal Home Loan Bank will support approximately $25 million of additional advances.

     <    First Mid Bank also receives deposits from the State of Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     <    First Mid Bank is also a member of the Federal  Reserve System and can borrow funds provided that sufficient collateral is pledged.

     <    In  addition,  the  Company has a revolving  credit  agreement  in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $8,825,000 as of June 30, 2003, and $6,175,000 in available funds. The credit agreement matures on October 24, 2003. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2003.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     <    lending activities,  including loan commitments, letters of credit and mortgage prepayment assumptions;

     <    deposit  activities,  including  seasonal demand of private and public funds;

     <    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call provisions on U.S. government treasuries and agency securities; and

     <    operating   activities,   including   scheduled  debt  repayments  and
          dividends to stockholders.


         The following table summarizes significant contractual obligations and other commitments at June 30, 2003 (in thousands):

                                Less than                            More than
                       Total      1 year    1-3 years   3-5 years     5 years
                    ---------- ----------- ----------- ----------- -----------
Time deposits        $245,964    $138,031     $67,999     $39,470        $464
Debt                    9,625       9,025         400         200           -
Other borrowings       68,603      43,303      17,300       5,000       3,000
Operating leases        2,462         300         519         399       1,244
                    ---------- ----------- ----------- ----------- -----------
                     $326,654    $190,659     $86,218     $45,069      $4,708
                    ========== =========== =========== =========== ===========


         For the six-month period ended June 30, 2003, net cash of $7.5 million was provided from operating activities while investing activities used net cash of $31.5 million and financing activities used net cash of $18.2 million. Thus, cash and cash equivalents decreased by $42.2 million since year-end 2002. Generally, during 2003, decreases in deposits and customer repurchase agreements due to seasonal outflow and funds used to fund new loans reduced cash balances.

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

         The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2003 and December 31, 2002 were as follows (in thousands):


                                                     June 30,   December 31,
                                                         2003           2002
                                                -------------- --------------
Unused commitments including lines of credit:
    Commercial real estate                           $ 38,670        $31,506
    Commercial operating                               31,488         31,160
    Home equity                                        11,711          9,509
    Other                                              14,589         13,753
                                                -------------- --------------
       Total                                         $ 96,458        $85,928
                                                ============== ==============
Standby letters of credit                              $2,380           $997
                                                ============== ==============


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


ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

         Changes in Internal Control Over Financial Reporting. There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders was held on May 28, 2003. At the meeting, Richard A. Lumpkin, Sara Jane Preston and William S. Rowland were elected to serve as Class II directors with terms expiring in 2006. Continuing Class III directors (terms expiring 2004) are Charles A. Adams, Daniel E.
Marvin, Jr. and Ray Anthony Sparks and continuing Class I directors (terms expiring 2005) are Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom.

     There were 3,162,383 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the matter listed above, was as follows:

Election of Directors               For              Withheld
---------------------               ---              --------
Richard A. Lumpkin               2,911,037            19,029
Sara Jane Preston                2,896,477            33,589
William S. Rowland               2,913,604            16,462


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:
     The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and that immediately precedes the exhibits filed.

(b) Reports on Form 8-K:
     The Company filed Form 8-K on April 24, 2003 regarding the Company's financial statements as of March 31, 2003.

     The Company filed Form 8-K on July 23, 2003 regarding the Company's financial statements as of June 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

/s/ William S. Rowland                      /s/ Michael L. Taylor
-----------------------------------         -----------------------------------
William S. Rowland                          Michael L. Taylor
President and Chief Executive Officer       Chief Financial Officer


Date:   August 13, 2003                     Date:   August 13, 2003

                 Exhibit Index to Quarterly Report on Form 10-Q

   Exhibit
   Number        Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
    11.1     Statement re:  Computation of Earnings Per Share
             (Filed herewith on page 7)

    31.1     Certification pursuant to section 302 of the Sarbanes-Oxley Act of
             2002

    31.2     Certification pursuant to section 302 of the Sarbanes-Oxley Act of
             2002

    32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 31.1

                      Certification pursuant to section 302
                        of the Sarbanes-Oxley Act of 2002

     I, William S. Rowland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Mid-Illinois Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

By  /s/ William S. Rowland

William S. Rowland, President
and Chief Executive Officer

                                                                    Exhibit 31.2

                      Certification pursuant to section 302
                        of the Sarbanes-Oxley Act of 2002

     I, Michael L. Taylor, certify that:

     1. I have reviewed this report on Form 10-Q of First Mid-Illinois Bancshares, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:


          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

By /s/ Michael L. Taylor

Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



         In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, William S. Rowland, as President and Chief Executive Officer of the Company, and Michael L. Taylor, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:    August 13, 2003

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer



/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer