Form 10-Q
period 2003-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2003-11-13
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                         Commission file number: 0-13368


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

     As of November 13, 2003, 3,139,017 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                 September 30,    December 31,
(In thousands, except share data)                                2003          2002
                                                       --------------- ---------------
Assets
Cash and due from banks:
  Non-interest bearing                                       $ 23,887        $ 22,437
  Interest bearing                                              2,900          19,995
Federal funds sold                                             12,850          27,225
                                                       --------------- ---------------
  Cash and cash equivalents                                    39,637          69,657
Investment securities:
  Available-for-sale, at fair value                           167,055         166,415
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,714 and $1,927 at September 30, 2003
    and December 31, 2002, respectively)                        1,692           1,902
Loans                                                         539,743         499,864
Less allowance for loan losses                                (4,269)         (3,723)
                                                       --------------- ---------------
  Net loans                                                   535,474         496,141
Premises and equipment, net                                    16,307          16,916
Accrued interest receivable                                     5,749           6,362
Goodwill, net                                                   9,034           9,034
Intangible assets, net                                          4,166           4,743
Other assets                                                    4,744           5,070
                                                       --------------- ---------------
  Total assets                                               $783,858       $ 776,240
                                                       =============== ===============

Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                       $ 90,545        $ 84,025
  Interest bearing                                            524,234         529,427
                                                       --------------- ---------------
  Total deposits                                              614,779         613,452
Accrued interest payable                                        1,289           1,793
Securities sold under agreements to repurchase                 53,333          44,184
Other borrowings                                               39,925          44,625
Other liabilities                                               4,231           5,379
                                                       --------------- ---------------
  Total liabilities                                           713,557         709,433
                                                       --------------- ---------------
Stockholders' equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,663,610 shares in 2003 and
  3,603,737 shares in 2002                                     14,655          14,415
Additional paid-in capital                                     15,790          14,450
Retained earnings                                              51,982          45,896
Deferred compensation                                           1,833           1,589
Accumulated other comprehensive income                          1,667           2,373
Less treasury stock at cost, 517,981 shares
  in 2003 and 414,562 shares in 2002                         (15,626)        (11,916)
                                                       --------------- ---------------
Total stockholders' equity                                     70,301          66,807
                                                       --------------- ---------------
Total liabilities and stockholders' equity                   $783,858        $776,240
                                                       =============== ===============


See accompanying notes to unaudited consolidated financial statements.


Consolidated Statements of Income (unaudited)             Three months ended         Nine months ended
(In thousands, except per share data)                       September 30,              September 30,
                                                           2003         2002          2003          2002
                                                       ------------ ------------ ------------- -------------
Interest income:
Interest and fees on loans                                 $ 8,162      $ 8,496       $24,245       $25,317
Interest on investment securities                            1,474        1,800         4,649         5,578
Interest on federal funds sold                                  25           43           122           118
Interest on deposits with
  other financial institutions                                   6           45           100            56
                                                       ------------ ------------ ------------- -------------
  Total interest income                                      9,667       10,384        29,116        31,069
                                                       ------------ ------------ ------------- -------------
Interest expense:
Interest on deposits                                         2,280        2,881         7,549         9,255
Interest on securities sold under agreements
  to repurchase                                                 61           85           193           257
Interest on Federal Home Loan Bank advances                    406          489         1,226         1,419
Interest on federal funds purchased                              -            4             -             6
Interest on debt                                                60           46           183           131
                                                       ------------ ------------ ------------- -------------
  Total interest expense                                     2,807        3,505         9,151        11,068
                                                       ------------ ------------ ------------- -------------
  Net interest income                                        6,860        6,879        19,965        20,001
                                                       ------------ ------------ ------------- -------------
Provision for loan losses                                      250          500           750           775
                                                       ------------ ------------ ------------- -------------
  Net interest income after provision for loan losses        6,610        6,379        19,215        19,226
                                                       ------------ ------------ ------------- -------------
Other income:
Trust revenues                                                 499          470         1,444         1,398
Brokerage commissions                                           85           61           209           195
Insurance commissions                                          363          347         1,141           901
Service charges                                              1,165        1,092         3,303         2,609
Securities gains, net                                            -          107           370           223
Mortgage banking revenue                                       673          351         1,755         1,054
Other                                                          583          500         1,691         1,347
                                                       ------------ ------------ ------------- -------------
  Total other income                                         3,368        2,928         9,913         7,727
                                                       ------------ ------------ ------------- -------------
Other expense:
Salaries and employee benefits                               3,468        3,242        10,197         9,344
Net occupancy and equipment expense                          1,079        1,043         3,202         3,023
Amortization of other intangible assets                        212          187           577           557
Stationery and supplies                                        148          174           435           452
Legal and professional                                         217          230           703           726
Marketing and promotion                                        142          140           464           449
Other                                                        1,062        1,244         3,096         3,354
                                                       ------------ ------------ ------------- -------------
  Total other expense                                        6,328        6,260        18,674        17,905
                                                       ------------ ------------ ------------- -------------
Income before income taxes                                   3,650        3,047        10,454         9,048
Income taxes                                                 1,257        1,016         3,577         3,002
                                                       ------------ ------------ ------------- -------------
  Net income                                               $ 2,393      $ 2,031       $ 6,877       $ 6,046
                                                       ============ ============ ============= =============
Per share data:
Basic earnings per share                                      $.76         $.59        $ 2.17        $ 1.78
Diluted earnings per share                                    $.74         $.59        $ 2.14        $ 1.77
                                                       ============ ============ ============= =============



See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)              Nine months ended
(In thousands)                                                   September 30,
                                                              2003            2002
                                                       --------------- ---------------
Cash flows from operating activities:
Net income                                                    $ 6,877         $ 6,046
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                       750             775
  Depreciation, amortization and accretion, net                 2,362           2,147
  Gain on sale of securities, net                               (370)           (223)
  Loss on sale of other real property owned, net                   30              16
  Gain on sale of mortgage loans held for sale, net           (1,680)           (840)
  Origination of mortgage loans held for sale               (119,338)        (62,924)
  Proceeds from sale of mortgage loans held for sale          126,742          65,639
  Decrease in other investments                                     -             250
  (Increase) decrease in other assets                             909         (2,945)
  Increase (decrease) in other liabilities                      (354)           2,628
                                                       --------------- ---------------
Net cash provided by operating activities                      15,928          10,569
                                                       --------------- ---------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                       (1)             (5)
Purchases of premises and equipment                             (830)         (1,128)
Net increase in loans                                        (45,807)        (29,452)
Proceeds from sales of securities available-for-sale           13,815          12,091
Proceeds from maturities of:
  Securities available-for-sale                               112,989          26,202
  Securities held-to-maturity                                     210             301
Purchases of securities available-for-sale                  (128,364)        (25,349)
Purchases of securities held-to-maturity                        (199)           (123)
Net cash provided by acquisition                                    -              15
                                                       --------------- ---------------
Net cash used in investing activities                        (48,187)        (17,448)
                                                       --------------- ---------------
Cash flows from financing activities:
Net increase in deposits                                        1,327          51,408
Increase (decrease) in repurchase agreements                    9,149         (3,695)
Repayment of short-term FHLB advances                         (5,000)               -
Proceeds from long-term FHLB advances                               -           5,000
Proceeds from other borrowings                                      -             200
Proceeds from short-term debt                                     500               -
Repayment of short-term debt                                    (200)               -
Proceeds from issuance of common stock                            707             432
Purchase of treasury stock                                    (3,466)           (859)
Dividends paid on common stock                                  (778)           (674)
                                                       --------------- ---------------
Net cash provided by in financing activities                    2,239          51,812
                                                       --------------- ---------------
Increase (decrease) in cash and cash equivalents             (30,020)          44,933
Cash and cash equivalents at beginning of period               69,657          33,096
                                                       --------------- ---------------
Cash and cash equivalents at end of period                    $39,637         $78,029
                                                       =============== ===============
Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                    $ 9,655         $ 8,165
  Income taxes                                                  3,408           3,109
Loans transferred to real estate owned                            445           1,049
Dividends reinvested in common stock                              873             913

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

Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

     The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and its wholly-owned subsidiary First Mid-Illinois Insurance Services, Inc. ("First Mid Insurance"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2003, and 2002, and all such adjustments are of a normal recurring nature. The results of the interim period ended September 30, 2003, are not necessarily indicative of the results expected for the year ending December 31, 2003.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidated Variable Interest Entities"("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. The Company does not expect the provisions of FIN 46 to have a material impact on the Company's financial position or results of operations.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The Company does not expect the provisions of SFAS 150 to have a material impact on the Company's financial position or results of operations.


Comprehensive Income

     The Company's comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 was as follows (in thousands):


                                                  Three months ended         Nine months ended
                                                    September 30,              September 30,
(In thousands)                                    2003         2002         2003          2002
                                            ------------ ------------ ------------ -------------
Net income                                       $2,393       $2,031       $6,877        $6,046
Other comprehensive income:
  Unrealized gain (loss) during the period      (1,474)        1,169        (788)         3,318
  Less realized gain during the period                -        (107)        (370)         (223)
  Tax effect                                        574        (411)          451       (1,199)
                                            ------------ ------------ ------------ -------------
Comprehensive income                             $1,493       $2,682       $6,170        $7,942
                                            ============ ============ ============ =============

Earnings Per Share

     Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ------------------------------ ------------------------------
                                                             2003           2002           2003            2002
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,393,000     $2,031,000     $6,877,000      $6,046,000
Weighted average common shares outstanding                   3,159,140      3,398,110      3,169,167       3,389,586
                                                        =============== ============== ============== ===============
Basic earnings per common share                                  $ .76          $ .59         $ 2.17          $ 1.78
                                                        =============== ============== ============== ===============
 Diluted Earnings per Share:
Weighted average common shares outstanding                   3,159,140      3,398,110      3,169,167       3,389,586
Assumed conversion of stock options                             71,121         25,999         50,414          23,324
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common
  shares outstanding                                         3,230,261      3,424,109      3,219,581       3,412,910
                                                        =============== ============== ============== ===============
Diluted earnings per common share                                $ .74          $ .59         $ 2.14          $ 1.77
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

     The  following   table  presents  gross  carrying  amount  and  accumulated amortization by major intangible asset class as of September 30, 2003 and December 31, 2002 (in thousands):


                                                             September 30, 2003                 December 31, 2002
                                                      ---------------------------------- ---------------------------------
                                                         Gross                               Gross
                                                        Carrying        Accumulated         Carrying       Accumulated
                                                         Value         Amortization          Value        Amortization
                                                      ------------- -------------------- -------------- ------------------
Goodwill not subject to amortization                       $12,794               $3,760        $12,794             $3,760
Intangibles from branch acquisition                          3,015                1,307          3,015              1,157
Core deposit intangibles                                     2,805                2,021          2,805              1,807
Mortgage servicing rights                                      608                  521            608                451
Customer list intangibles                                    1,904                  317          1,904                174
                                                      ------------- -------------------- -------------- ------------------
                                                           $21,126               $7,926        $21,126             $7,349
                                                      ============= ==================== ============== ==================


     Total amortization expense for the periods ended September 30, 2003 and 2002 was as follows (in thousands):


                                                 2003              2002
                                     ----------------- -----------------
Intangibles from branch acquisition              $150              $151
Core deposit intangibles                          214               228
Mortgage servicing rights                          70                51
Customer list intangibles                         143               127
                                     ----------------- -----------------
                                                 $577              $557
                                     ================= =================

     Aggregate   amortization   expense  for  the  current  year  and  estimated
amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 9/30/03            $577

Estimated amortization expense:
     For period 10/1/03-12/31/03         $177
     For period ended 12/31/04           $623
     For period ended 12/31/05           $578
     For period ended 12/31/06           $579
     For period ended 12/31/07           $515
     For period ended 12/31/08           $454


     In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2003, and determined, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets. The next testing of goodwill for impairment will be as of September 30, 2004.


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


                                                          Three months ended          Nine months ended
                                                            September 30,               September 30,
                                                          2003          2002          2003         2002
                                                  --------------- ------------- ------------- -------------
Net income, as reported                                   $2,393        $2,031        $6,877        $6,046
Stock based compensation expense determined
 under fair value based method, net of
 related tax effect                                         (33)          (26)         (101)          (80)
                                                  --------------- ------------- ------------- -------------
   Pro forma net income                                   $2,360        $2,005        $6,776        $5,966
                                                  =============== ============= ============= =============
Basic Earnings Per Share:
   As reported                                              $.76          $.59        $ 2.17        $ 1.78
   Pro forma                                                 .75           .59          2.14          1.76

Diluted Earnings Per Share:
   As reported                                              $.74          $.59        $ 2.14        $ 1.77
   Pro forma                                                 .73           .59          2.11          1.75

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2003 and 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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


Overview

     Net income for the three months ended September 30, 2003 was $2,393,000 ($.74 diluted EPS), an increase of $362,000 from $2,031,000 ($.59 diluted EPS) for the same period in 2002. Net income for the nine months ended September 30, 2003 was $6,877,000 ($2.14 diluted EPS), an increase of $831,000 from $6,046,000
($1.77 diluted EPS) for the same period in 2002.

     A summary of the factors that contributed to the changes in net income is shown in the table below.

                                                                   2003 vs. 2002
                                                          Three months         Nine months
(In thousands)                                        ended September 30   ended September 30
                                                     -------------------- -------------------
Net interest income after provision for loan losses                $ 231              $ (11)
Other income, including securities transactions                      440               2,186
Other expenses                                                      (68)               (769)
Income taxes                                                       (241)               (575)
                                                     -------------------- -------------------
Increase in net income                                             $ 362               $ 831
                                                     ==================== ===================

     The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2003 and 2002, as compared to the performance ratios for the year ended December 31, 2002:


                                         Nine months ended          Year ended
                                    September 30,  September 30,   December 31,
                                        2003            2002            2002
                                   -------------- -------------- ---------------
Return on average assets                   1.19%           1.14%           1.11%
Return on average equity                  13.33%          11.88%          11.82%
Average equity to average assets           8.93%           9.56%           9.36%



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


                                                            Nine months ended                  Nine months ended
                                                           September 30, 2003                  September 30, 2002
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                             $ 12,404       $ 100       1.07%        $4,674       $ 57      1.63%
Federal funds sold                                      15,383         122       1.06%         9,838        117      1.59%
Investment securities
  Taxable                                              139,896       3,705       3.53%       131,452      4,587      4.65%
  Tax-exempt (1)                                        28,583       1,436       6.70%        28,928      1,502      6.92%
Loans (2)(3)                                           519,509      24,245       6.22%       479,062     25,317      7.05%
                                                   ------------------------------------------------------------------------
Total earning assets                                   715,775      29,608       5.52%       653,954     31,580      6.44%
                                                   ------------------------------------------------------------------------

Cash and due from banks                                 18,519                                18,304
Premises and equipment                                  16,717                                16,464
Other assets                                            23,285                                25,062
Allowance for loan losses                              (4,053)                               (3,785)
                                                   ------------                       ---------------
Total assets                                          $770,243                              $709,999
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $218,728     $ 1,428        .87%      $196,577    $ 2,023      1.37%
  Savings deposits                                      57,510         245        .57%        51,213        625      1.63%
  Time deposits                                        249,499       5,876       3.14%       235,473      6,607      3.74%
Securities sold under
  agreements to repurchase                              44,158         193        .58%        31,983        257      1.07%
FHLB advances                                           31,362       1,226       5.21%        37,440      1,419      5.05%
Federal funds purchased                                     18           -        .00%           400          6      2.00%
Other debt                                               9,339         183       2.61%         5,243        131      3.33%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    Liabilities                                        610,614       9,151       2.00%       558,329     11,068      2.64%
                                                   ------------------------------------------------------------------------

Non interest-bearing demand deposits                    84,263                                76,837
Other liabilities                                        6,579                                 6,965
Stockholders' equity                                    68,787                                67,868
                                                   ------------                       ---------------
Total liabilities & equity                            $770,243                              $709,999
                                                   ============                       ===============
Net interest income (TE)                                           $20,457                              $20,512
                                                              ============                          ===========
Net interest spread                                                              3.52%                               3.80%
Impact of non-interest
 bearing funds                                                                    .29%                                .38%
                                                                          ------------                         ------------
Net yield on interest-
  earning assets (TE)                                                            3.81%                               4.18%
                                                                          ============                         ============


(1) Interest income and rates are presented on a tax-equivalent basis ("TE") assuming a federal income tax rate of 34%.
(2) Loan fees are included in interest income and are not material. (3) Nonaccrual loans are not material and have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income (TE) for the nine months ended September 30, 2003, as compared to the same period in 2002 (in thousands):

                                                       For the nine months ended September 30,
                                                                2003 compared to 2002
                                                                Increase / (Decrease)
                                                 Total                                      Rate/
                                                Change         Volume           Rate        Volume (4)
                                            --------------------------------------------------------------
 Earning Assets:
 Interest-bearing deposits                              $43           $ 94          $ (20)         $ (31)
 Federal funds sold                                       5             66            (39)           (22)
 Investment securities:
   Taxable                                            (882)            294         (1,104)           (72)
   Tax-exempt (1)                                      (66)           (18)            (49)              1
 Loans (2)(3)                                       (1,072)          2,139         (2,982)          (229)
                                            --------------------------------------------------------------
   Total interest income                            (1,972)          2,575         (4,194)          (353)
                                            --------------------------------------------------------------

 Interest-Bearing Liabilities:
 Interest-bearing deposits
   Demand deposits                                    (595)            228           (737)           (86)
   Savings deposits                                   (380)             77           (407)           (50)
   Time deposits                                      (731)            393         (1,060)           (64)
 Securities sold under
   agreements to repurchase                            (64)             98           (118)           (44)
 FHLB advances                                        (193)          (230)              45            (8)
 Federal funds purchased                                (6)            (6)             (6)              6
 Other debt                                              52            102            (28)           (22)
                                            --------------------------------------------------------------
   Total interest expense                           (1,917)            662         (2,311)          (268)
                                            --------------------------------------------------------------
  Net interest income                                 $(55)         $1,913        $(1,883)          $(85)
                                            ==============================================================

(1) Interest income and rates are presented on a tax-equivalent basis, assuming a federal income tax rate of 34%.
(2)  Loan fees are included in interest income and are not material.
(3) Nonaccrual loans are not material and have been included in the average balances.
(4) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.

     On a tax equivalent basis, net interest income decreased $55,000, or .3% to $20,457,000 for the nine months ended September 30, 2003, from $20,512,000 for the same period in 2002. The decrease in net interest income was primarily due to the greater decline in loan interest rates compared to deposit rates, which resulted in a compression of the interest margin.

     For the nine months ended September 30, 2003, average earning assets increased by $61,821,000, or 9.5%, and average interest-bearing liabilities increased $52,285,000, or 9.4%, compared with average balances for the same period in 2002. Changes in average balances are shown below:

     > Average loans increased by $40.4 million or 8.4% in 2003 as compared to 2002.

     > Average securities increased by $8.1 million or 5.1% in 2003 as compared to 2002.

     > Average interest-bearing deposits increased by $42.5 million or 8.8% in 2003 as compared to 2002.

     > Average securities sold under agreements to repurchase increased by $12.2 million or 38.2% in 2003 as compared to 2002.

     > Average borrowings and other debt decreased by $2.0 million or 4.7% in 2003 as compared to 2002.

     >    Net interest margin has decreased to 3.81% in 2003 from 4.18% in 2002.

Provision for Loan Losses

     The provision for loan losses for the nine months ended September 30, 2003 was $750,000 compared to $775,000 for the same period in 2002. The decrease in the provision was due to a decrease in net charge-offs, partially offset by an increase in non-performing loans. Net charge-offs were $204,000 for the nine months ended September 30, 2003 compared to $578,000 during the same period in 2002. Nonperforming loans increased from $3,721,000 as of September 30, 2002 to $4,766,000 as of September 30, 2003. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                            Three months ended                        Nine months ended
                                               September 30,                            September 30,
                                          2003         2002       $ Change        2003         2002       $ Change
                                 -------------- ------------ -------------- ----------- ------------ --------------
Trust                                     $499         $470            $29      $1,444       $1,398            $46
Brokerage                                   85           61             24         209          195             14
Insurance commissions                      363          347             16       1,141          901            240
Service charges                          1,165        1,092             73       3,303        2,609            694
Security gains                               -          107          (107)         370          223            147
Mortgage banking                           673          351            322       1,755        1,054            701
Other                                      583          500             83       1,691        1,347            344
                                 -------------- ------------ -------------- ----------- ------------ --------------
  Total other income                    $3,368       $2,928           $440      $9,913       $7,727         $2,186
                                 ============== ============ ============== =========== ============ ==============


     Explanations for the three months ended September 30, 2003 as compared to the same period in 2002:

<    Trust revenues  increased $29,000 or 6.2% to $499,000 from $470,000.  Trust assets, reported at market value, were $339 million at September 30, 2003 compared to $310 million at September 30, 2002. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues from brokerage  increased $24,000 or 39.3% to $85,000 from $61,000 as a result of an increase in the number of stock transactions.

<    Insurance  commissions increased $16,000 or 4.6% to $363,000 from $347,000.
     Increased sales of business property and casualty insurance has increased revenues.

<    Fees from service  charges  increased  $73,000 or 6.7% to  $1,165,000  from
     $1,092,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    Mortgage  banking  income  increased  $322,000  or 91.7% to  $673,000  from
     $351,000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the historically low level of mortgage lending rates. Loans sold balances are as follows:

     <    $49.7 million (representing 522 loans) for the 3rd quarter of 2003.
     <    $25.4 million (representing 260 loans) for the 3rd quarter of 2002.

     FirstMid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

<    Other income  increased  $83,000 or 16.6% to $583,000 from  $500,000.  This increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.

     Explanations for the nine months ended September 30, 2003 as compared to the same period in 2002:

<    Trust revenues  increased  $46,000 or 3.3% to $1,444,000  from  $1,398,000.
     Trust assets, reported at market value, were $339 million at September 30, 2003 compared to $310 million at September 30, 2002. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues from brokerage increased $14,000 or 7.2% to $209,000 from $195,000 as a result of an increase in the number of stock transactions.

<    Insurance  commissions  increased  $240,000  or  26.6% to  $1,141,000  from
     $901,000. The increase is due to operating Checkley, which was acquired January 29, 2002, for the entire period in 2003. In addition, increased sales of business property and casualty insurance has increased revenues.

<    Fees from service  charges  increased  $694,000 or 26.6% to $3,303,000 from
     $2,609,000. This was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    Sales of  investment  securities  resulted  in a net gain of  $370,000,  as compared to a net gain of $223,000 for the same period in 2002. The net gain in 2003 resulted primarily from the sale of $14 million of available-for-sale securities during the first quarter.

<    Mortgage  banking  income  increased  $701,000 or 66.5% to $1,755,000  from
     $1,054,000. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the historically low level of mortgage lending rates. Loans sold balances are as follows:

     <    $125.1 million  (representing  1,349 loans) through the 3rd quarter of
          2003.
     <    $64.8  million  (representing  695 loans)  through  the 3rd quarter of
          2002.

     First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

<    Other income  increased  $344,000 or 25.5% to $1,691,000  from  $1,347,000.
     This increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.


Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                   Three months ended                      Nine months ended
                                                      September 30,                          September 30,
                                         ------------ ------------ -------------- ----------- ------------ -------------
                                            2003         2002        $ Change        2003        2002        $ Change
                                         ------------ ------------ -------------- ----------- ------------ -------------
Salaries and benefits                        $ 3,468      $ 3,242          $ 226     $10,197      $ 9,344         $ 853
Occupancy and equipment                        1,079        1,043             36       3,202        3,023           179
Amortization of intangibles                      212          187             25         577          557            20
Stationery and supplies                          148          174           (26)         435          452          (17)
Legal and professional fees                      217          230           (13)         703          726          (23)
Marketing and promotion                          142          140              2         464          449            15
Other operating expenses                       1,062        1,244          (182)       3,096        3,354         (258)
                                         ------------ ------------ -------------- ----------- ------------ -------------
  Total other expense                        $ 6,328      $ 6,260            $68     $18,674      $17,905         $ 769
                                         ============ ============ ============== =========== ============ =============

     Explanations for the three months ended September 30, 2003 as compared to the same period in 2002:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased $226,000 or 7.0% to $3,468,000 from $3,242,000. This increase can be explained by merit increases for continuing employees and the addition of branches in Champaign and Maryville in November 2002. There were 320 full-time equivalent employees at September 30, 2003 compared to 312 at September 30, 2002.

<    Occupancy and  equipment  expense  increased  $36,000 or 3.5% to $1,079,000 from $1,043,000. This increase included building maintenance, utilities and rent expense for Champaign and Maryville branches added in November 2002.

<    Other operating  expenses decreased $182,000 or 14.5% to $1,062,000 in 2003
     from   $1,244,000  in  2002.  This  decrease  was  primarily  a  result  of professional fees for implementing the payment privilege program in 2002.

<    All other  categories of operating  expenses  decreased a net of $12,000 or
     1.6% to $719,000 from $731,000.


     Explanations for the nine months ended September 30, 2003 as compared to the same period in 2002:

<    Salaries and employee  benefits  increased  $853,000 or 9.1% to $10,197,000 from $9,344,000. This increase can be explained by merit increases for continuing employees, an increase in the number of employees due to the acquisition of Checkley in January 2002 and the addition of branches in Champaign and Maryville in November 2002. There were 320 full-time equivalent employees at September 30, 2003 compared to 312 at September 30, 2002.

<    Occupancy and equipment  expense  increased  $179,000 or 5.9% to $3,202,000 from $3,023,000. This increase included building maintenance, utilities and rent expense for Checkley, and Champaign and Maryville branches added in November 2002.

<    Other operating  expenses  decreased $258,000 or 7.7% to $3,096,000 in 2003 from $3,354,000 in 2002. This decrease was primarily a result of professional fees for implementing the payment privilege program during the third quarter of 2002 and a write-off of an investment in a venture capital fund during the second quarter of 2002. The Company has not had any write-downs on investments during 2003.

<    All other categories of operating expenses decreased a net of $5,000 or .2%
     to $2,179,000 from $2,184,000.


Income Taxes

     Total income tax expense amounted to $1,257,000 (35.2% effective tax rate) for the three months ended September 30, 2003, compared to $1,016,000 (33.3% effective tax rate) for the same period in 2002. For the nine months ended
September 30, 2003, total income tax expense amounted to $3,577,000 (34.2% effective tax rate) compared to $3,002,000 (33.2% effective tax rate) for the same period in 2002. The increase in the effective tax rate in 2003 compared to 2002 is due to an increase in non-deductible loan interest income and a decrease in deductible interest income from U.S. Treasury securities, resulting in a larger amount of non-deductible interest income and greater state income tax expense.

Analysis of Balance Sheets

Loans

     The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2003 and December 31, 2002 (in thousands):


                                    September 30,    December 31,
                                             2003            2002
                                   --------------- ---------------
Real estate - residential                $108,472        $116,588
Real estate - agricultural                 50,564          47,210
Real estate - commercial                  217,796         176,235
                                   --------------- ---------------
  Total real estate - mortgage            $376,832        $340,033
Commercial and agricultural               131,828         127,065
Installment                                29,590          31,119
Other                                       1,493           1,647
                                   --------------- ---------------
  Total loans                            $539,743        $499,864
                                   =============== ===============

     Overall loans increased $39.9 million, or 8.0%. The largest component of this increase was commercial real estate loans, which increased $41.5 million, or 23.6%. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,345,600 and $7,070,000 as of September 30, 2003 and December 31, 2002, respectively.

     At September 30, 2003, the Company had loan concentrations in agricultural industries of $92.5 million, or 17.1%, of outstanding loans and $90.7 million, or 18.1%, at December 31, 2002. In addition, the Company has a loan concentration to "motels, hotels and tourist courts" of $18.3 million or 3.4% of outstanding loans at September 30, 2003, and $13.6 million or 2.7% of outstanding loans at December 31, 2002. The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

     The following table presents the balance of loans outstanding as of September 30, 2003, by maturities (dollars in thousands):


                                                                   Maturity (1)
                                          ---------------------------------------------------------------
                                                                  Over 1
                                                 One year        through             Over
                                              or less (2)        5 years          5 years          Total
                                          ---------------------------------------------------------------
Real estate - residential                        $ 50,115       $ 56,076           $2,281       $108,472
Real estate - agricultural                          8,039         36,803            5,722         50,564
Real estate - commercial                           56,497        132,211           29,088        217,796
                                          ---------------------------------------------------------------
  Total real estate - mortgage                   $114,651       $225,090         $ 37,091       $376,832
Commercial and agricultural                        93,772         36,534            1,522        131,828
Installment                                        15,932         13,612               46         29,590
Other                                                 656            630              207          1,493
                                          ---------------------------------------------------------------
  Total loans                                    $225,011       $275,866         $ 38,866       $539,743
                                          ===============================================================

(1)  Based on scheduled principal repayments.
(2)  Includes demand loans, past due loans and overdrafts.


     As of September 30, 2003, loans with maturities over one year consisted of approximately $224,238,000 in fixed rate loans and $90,494,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

     The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2003 and December 31, 2002 (in thousands):

                                              September 30,     December 31,
                                                       2003           2002
                                            ----------------  ---------------
Nonaccrual loans                                     $4,731         $2,961
Renegotiated loans which are performing
  in accordance with revised terms                       35            188
                                            ----------------  ---------------
Total nonperforming Loans                            $4,766         $3,149
                                            ================  ===============


     At September 30, 2003, approximately $2,958,000 of the $4,766,000 total nonperforming loans resulted from collateral-dependent loans to three borrowers.

     The $1,770,000 increase in nonaccrual loans during the nine months ended September 30, 2003, resulted from the net of $3,690,000 of loans put on nonaccrual status, $1,629,000 of loans brought current or paid-off and $291,000 of loans transferred to other real estate owned. The increase in nonaccrual loans during the period ended September 30, 2003, was primarily due to two agricultural loans that are secured by real estate.

     Interest   income  that  would  have  been  reported  if   nonaccrual   and
renegotiated loans had been performing totaled $198,000 for the nine months ended September 30, 2003 and $158,000 for the year ended December 31, 2002.

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

     Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2003, the Company's loan portfolio included $92.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $1.8 million from $90.7 million at December 31, 2002. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

     Analysis of the allowance for loan losses as of September 30, 2003 and 2002, and of changes in the allowance for the three and nine month periods ended September 30, 2003 and 2002, was as follows (dollars in thousands):

                                                      Three months ended           Nine months ended
                                                         September 30,               September 30,
                                                      2003          2002          2003          2002
                                                  ---------------------------------------------------------
Average loans outstanding,
  net of unearned income                               $538,035      $493,474      $519,509       $479,062
Allowance-beginning of period                           $ 4,122       $ 3,713       $ 3,723        $ 3,702
Charge-offs:
Real estate-mortgage                                         15            27            40            169
Commercial, financial & agricultural                         76           268           529            326
Installment                                                  41            56            89            144
                                                  ---------------------------------------------------------
  Total charge-offs                                         132           351           658            639

Recoveries:
Real estate-mortgage                                          2            12             2             12
Commercial, financial & agricultural                         22            13           421             15
Installment                                                   5            12            31             34
                                                  ---------------------------------------------------------
  Total recoveries                                           29            37           454             61
                                                  ---------------------------------------------------------
Net charge-offs (recoveries)                                103           314           204            578
Provision for loan losses                                   250           500           750            775
                                                  ---------------------------------------------------------
Allowance-end of period                                 $ 4,269       $ 3,899       $ 4,269        $ 3,899
                                                  =========================================================
Ratio of annualized net charge offs
  to average loans                                         .08%          .26%          .05%           .16%
                                                  =========================================================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                               .79%          .78%          .79%           .78%
                                                  =========================================================
Ratio of allowance for loan losses
  to nonperforming loans                                  89.6%        104.8%         89.6%         104.8%
                                                  =========================================================


     During the third quarter of 2002, the Company had charge-offs of $197,000 on agricultural operating loans of a single borrower. During the nine months ended September 30, 2003, the Company received a recovery of $382,000 on two commercial real estate loans of a single borrower. During the same period, the Company also had charge-offs of $170,000 on a commercial building loan and $80,000 on an agricultural operating loan secured by crops and real estate during the same period.

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

Securities

     The Company's overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions. The following table sets forth the amortized cost of the securities as of September 30, 2003 and December 31, 2002 (in thousands):

                                                        September 30,                 December 31,
                                                             2003                         2002
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations
 of U.S. government corporations and agencies         $ 98,727          2.96%      $ 76,342         3.80%
Obligations of states and
 political subdivisions                                 26,836          4.62%        27,597         4.63%
Mortgage-backed securities                              24,466          3.15%        44,697         3.72%
Other securities                                        15,987          5.60%        15,807         5.86%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $166,016          3.51%      $164,443         4.12%
                                                 ============== ============== ============= =============

     At September 30, 2003, the Company's investment portfolio showed an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies and other securities and a decrease in mortgage-backed securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2003 and December 31, 2002 were as follows (in thousands):

                                                                                  Gross            Gross       Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains           Losses           Value
                                                              --------------- --------------- ---------------- --------------
September 30, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $ 98,727          $1,007          $ (150)       $ 99,584
Obligations of states and political
 subdivisions                                                         25,144           1,273                -         26,417
Mortgage-backed securities                                            24,466             310             (97)         24,679
Federal Home Loan Bank stock                                           3,465               -                -          3,465
Other securities                                                      12,522             388                -         12,910
                                                              --------------- --------------- ---------------- --------------
 Total available-for-sale                                           $164,324         $ 2,978          $ (247)       $167,055
                                                              =============== =============== ================ ==============
Held-to-maturity:
Obligations of states and political
 subdivisions                                                        $ 1,692            $ 22                -       $  1,714
                                                              =============== =============== ================ ==============
December 31, 2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $ 76,342         $ 1,665            $(30)       $ 77,977
Obligations of states and political
 subdivisions                                                         25,695           1,232                -         26,927
Mortgage-backed securities                                            44,697             749              (4)         45,442
Federal Home Loan Bank stock                                           3,266               -                -          3,266
Other securities                                                      12,541             293             (31)         12,803
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale                                          $162,541         $ 3,939            $(65)       $166,415
                                                              =============== =============== ================ ==============
Held-to-maturity:
Obligations of states and political subdivisions                     $ 1,902            $ 27            $ (2)        $ 1,927
                                                              =============== =============== ================ ==============

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2003 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity.


                                                 One         After 1        After 5        After
                                                 year        through        through         ten
(In thousands)                                 or less       5 years       10 years        years         Total
                                            ------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $35,166      $ 52,589        $ 6,000       $ 4,972      $ 98,727
Obligations of state and
  political subdivisions                                 -         8,093         10,163         6,888        25,144
Mortgage-backed securities                           3,157        21,309              -             -        24,466
Federal Home Loan Bank stock                             -             -              -         3,465         3,465
Other securities                                         -             -              -        12,522        12,522
                                            ------------------------------------------------------------------------
Total investments                                  $38,323       $81,991        $16,163       $27,847      $164,324
                                            ========================================================================
Weighted average yield                               2.94%         3.10%          4.21%         4.99%         3.49%
Full tax-equivalent yield                            2.94%         3.29%          5.44%         5.53%         3.80%
                                            ========================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                             $ 125         $ 610          $ 400         $ 557       $ 1,692
                                           ========================================================================
Weighted average yield                               5.05%         5.34%          5.61%         5.40%         5.40%
Full tax-equivalent yield                            7.29%         7.74%          8.14%         7.80%         7.82%
                                           ========================================================================


     The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at September 30, 2003.

     Investment securities carried at approximately $144,582,000 and $141,462,000 at September 30, 2003 and December 31, 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

     Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2003 and for the year ended December 31, 2002 (dollars in thousands):


                                             September 30,                  December 31,
                                                  2003                          2002
                                     --------------------------------------------------------------
                                                       Weighted                       Weighted
                                                        Average                        Average
                                          Amount         Rate           Amount          Rate
                                     --------------------------------------------------------------
Demand deposits:
  Non-interest-bearing                      $ 84,263              -        $ 79,082              -
  Interest-bearing                           218,728           .87%         200,653          1.33%
Savings                                       57,510           .57%          51,634          1.55%
Time deposits                                249,499          3.14%         242,301          3.63%
                                     --------------------------------------------------------------
  Total average deposits                    $610,000          1.65%        $573,670          2.14%
                                     ==============================================================


         The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2003 and December 31, 2002 (in thousands):


                                  September 30,      December 31,
                                         2003              2002
                                 ---------------    --------------
3 months or less                      $ 14,700          $ 29,085
Over 3 through 6 months                 13,317            18,926
Over 6 through 12 months                19,059            13,715
Over 12 months                          26,856            32,225
                                 ---------------    --------------
  Total                               $ 73,932          $ 93,951
                                 ===============    ==============


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

     Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2003 and December 31, 2002 is presented below (in thousands):

                                                   September 30,    December 31,
                                                        2003            2002
                                                  --------------- --------------
  Securities sold under agreements to repurchase         $53,333        $44,184
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                   5,000          5,000
    Fixed term - due after one year                       25,300         30,300
  Debt:
    Loans due in one year or less                          9,025          8,525
    Loans due after one year                                 600            800
                                                  --------------- --------------
    Total                                                $93,258        $88,809
                                                  =============== ==============
    Average interest rate at end of period                 2.26%          2.53%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase         $53,333        $44,588
  Federal Home Loan Bank advances:
    Overnight                                                  -            400
    Fixed term - due in one year or less                   5,000          8,000
    Fixed term - due after one year                       30,300         30,300
  Federal funds purchased                                      -          3,250
  Debt:
    Loans due in one year or less                          9,025          9,525
    Loans due after one year                                 600            800
                                                  --------------- --------------
    Total                                                $98,258        $96,863
                                                  =============== ==============

Averages for the period (YTD)
  Securities sold under agreements to repurchase         $44,158        $34,389
  Federal Home Loan Bank advances:
    Overnight                                                  -            521
    Fixed term - due in one year or less                   5,000          6,153
    Fixed term - due after one year                       26,362         30,300
  Federal funds purchased                                     18            299
  Debt:
    Loans due in one year or less                          8,719          5,350
    Loans due after one year                                 621            738
                                                  --------------- --------------
    Total                                                $84,878        $77,750
                                                  =============== ==============
    Average interest rate during the period                2.48%          3.10%


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

     Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At September 30, 2003, outstanding loan balances include $8,825,000 on a revolving credit agreement with The Northern Trust
Company with a floating interest rate of 1.25% over the Federal funds rate (2.33% as of September 30, 2003) that matured on October 24, 2003. Management has subsequently reached an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 23, 2004, under the same terms and conditions stated above. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2003 and at December 31, 2002.

     The balance also includes a $800,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of September 30, 2003) and principal payable annually over five years, with a final maturity of January 2007.

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

     The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at September 30, 2003 (in thousands):

                                                              Number of Months Until Next Repricing Opportunity
                                                      0-1             1-3              3-6             6-12            12+
Interest-earning assets:                       --------------- --------------- ---------------- --------------- ---------------
Federal funds sold                                    $15,750            $  -             $  -             $ -            $  -
Taxable investment securities                          20,055           9,029            5,659          22,028          83,836
Nontaxable investment securities                            -              15              265              31          27,829
Loans                                                 161,739          31,351           45,800          53,821         247,034
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 197,544        $ 40,395          $51,724        $ 75,880        $358,699
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                            49,782           3,873            1,588           3,497         149,020
Money market accounts                                  51,726             506              759           1,438          24,863
Other time deposits                                    20,770          25,636           40,628          54,120          96,168
Short-term borrowings/debt                             53,334               -            5,000               -               -
Long-term borrowings/debt                                   -               -                -               -          25,300
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 175,612        $ 30,015         $ 47,975        $ 59,055        $295,351
                                               =============== =============== ================ =============== ===============
  Periodic GAP                                        $21,932        $ 10,380          $ 3,749        $ 16,825        $ 63,348
                                               =============== =============== ================ =============== ===============
  Cumulative GAP                                      $21,932        $ 32,312         $ 36,061        $ 52,886        $116,234
                                               =============== =============== ================ =============== ===============

GAP as a % of interest-earning assets:
  Periodic                                               3.0%            1.4%              .5%            2.3%            8.7%
  Cumulative                                             3.0%            4.5%             5.0%            7.3%           16.0%

     The static GAP analysis shows that at September 30, 2003, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

     There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company's asset liability management committee (ALCO) also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates, which might reasonably be expected to occur in the next twelve months, will have a material adverse effect on the Company's net interest income.

Capital Resources

     At September 30, 2003, the Company's stockholders' equity had increased $3,494,000 or 5.2% to $70,301,000 from $66,807,000 as of December 31, 2002.
During the first nine months of 2003, net income contributed $6,877,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $706,000, net of tax. Additional purchases of treasury stock (103,419 shares at an average cost of $33.51 per share) decreased stockholders' equity by $3,466,000.

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve System"), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency ("OCC"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2003 and December 31, 2002, the Company and First Mid Bank have met all capital adequacy requirements.

     As of September 30, 2003, the most recent notification from the OCC categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table. There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
September 30, 2003
Total Capital (to risk-weighted assets)
  Company                                        $59,791       10.70%      $44,707      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  64,624       11.64%       44,421      > 8.00%      $55,526      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         55,522        9.94%       22,354      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,355       10.87%       22,211      > 4.00%       33,316      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         55,522        7.27%       30,552      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,355        7.94%       30,410      > 4.00%       38,012      > 5.00%
                                                                                        -                         -
December 31, 2002
Total Capital (to risk-weighted assets)
  Company                                        $54,380       10.35%      $42,051      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  59,476       11.42%       41,653      > 8.00%      $52,067      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         50,657        9.64%       21,026      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  55,753       10.71%       20,827      > 4.00%       31,240      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         50,657        6.62%       30,630      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  55,753        7.39%       30,158      > 4.00%       37,698      > 5.00%
                                                                                        -                         -

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

     On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003 the Board approved the repurchase of $10 million of additional shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $18 million of additional shares. During the nine-month period ending September 30, 2003, the Company repurchased 103,419 shares at a total price of $3,466,000. Since 1998, the Company has repurchased a total of 514,981 shares at a total price of $13,768,000. As of September 30, 2003, the Company was authorized per all repurchase programs to purchase $10,439,000 in additional shares.


Liquidity

     Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight Federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

<    First Mid Bank has $17 million  available in overnight  Federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for Total Capital to Risk-Weighted Assets and Tier 1 Capital to Total Assets. As of September 30, 2003, First Mid Bank's ratios of Total Capital to Risk-Weighted Assets of 11.64% and Tier 1 Capital to Total Assets of 7.94% exceeded minimum regulatory requirements.

<    First Mid Bank can also borrow from the Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2003, the excess collateral at the Federal Home Loan Bank will support approximately $26 million of additional advances.

<    First Mid Bank also  receives  deposits  from the  State of  Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

<    First  Mid Bank is also a member  of the  Federal  Reserve  System  and can borrow funds provided that sufficient collateral is pledged.

<    In addition,  the Company has a revolving credit agreement in the amount of
     $15 million with The Northern Trust Company. The Company has an outstanding balance of $8,825,000 as of September 30, 2003, and $6,175,000 in available funds. The credit agreement matured on October 24, 2003. Management has subsequently reached and agreement with The Northern Trust Company to renew the loan for one year with a maturity date of October 23, 2004 with the same terms and conditions stated above. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2003.

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


          The following table summarizes significant contractual obligations and other commitments at September 30, 2003 (in thousands):

                                              Less than                                       More than
                                 Total          1 year        1-3 years       3-5 years        5 years
                             -------------- --------------- --------------- --------------- --------------
Time deposits                     $241,856        $145,536         $52,712         $43,028           $580
Debt                                 9,625           9,025             400             200              -
Other borrowings                    83,633          58,333          17,300           5,000          3,000
Operating leases                     2,385             300             500             341          1,244
                             -------------- --------------- --------------- --------------- --------------
                                  $337,499        $213,194         $70,912         $48,569         $4,824
                             ============== =============== =============== =============== ==============

     For the nine-month period ended September 30, 2003, net cash of $15.9 million and $2.2 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $48.1 million. Thus, cash and cash equivalents decreased by $30.0 million since year-end 2002. Generally, during 2003, decreases in deposits due to seasonal outflow and funds used to fund new loans reduced cash balances.

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

     The  off-balance   sheet  financial   instruments  whose  contract  amounts
represent credit risk at September 30, 2003 and December 31, 2002 were as follows (in thousands):

                                                   September 30,   December 31,
                                                            2003           2002
                                                 ---------------- --------------
Unused commitments, including lines of credit:
    Commercial real estate                              $ 26,445        $31,506
    Commercial operating                                  30,125         31,160
    Home equity                                           11,629          9,509
    Other                                                 12,557         13,753
                                                 ---------------- --------------
       Total                                            $ 80,756        $85,928
                                                 ================ ==============

Standby letters of credit                                 $2,455           $997
                                                 ================ ==============

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

Subsequent Event

     On October 24, 2003, the Company reached an agreement with The Northern Trust Company to renew its revolving credit agreement in the amount of $15 million for one year with a maturity date of October 23, 2004, under the same terms and conditions listed in the "Repurchase Agreements and Other Borrowings" section above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the market risk faced by the Company since December 31, 2002. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.



ITEM 4.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls. There have been no changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) Reports on Form 8-K:
          The Company filed Form 8-K on July 23, 2003 regarding the Company's financial statements as of June 30, 2003.

          The Company filed Form 8-K on October 29, 2003 regarding the Company's financial statements as of September 30, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:    November 13, 2003


/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer

                 Exhibit Index to Quarterly Report on Form 10-Q
   Exhibit
   Number        Description and Filing or Incorporation Reference
-------------------------------------------------------------------------------

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


Date November 13, 2003

By  /s/ William S. Rowland
   --------------------------------------------------
    William S. Rowland, President and
    Chief Executive Officer

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

Date November 13, 2003

By  /s/ Michael L. Taylor
   --------------------------------------------------
   Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



     In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, William S. Rowland, as President and Chief Executive Officer of the Company, and Michael L. Taylor, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date  November 13, 2003

/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer