Form 10-K
period 2003-12-31
FIRST-MID ILLINOIS BANCSHARES INC
filed 2004-03-12
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Company is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

     As of March 1, 2004, 2,999,473 common shares, $4.00 par value, were outstanding, and the aggregate market value of common shares (based on the last sale price of the Company's common shares on March 12, 2004) held by non-affiliates was approximately $143,975,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    Into Form 10-K Part:
Portions of the Proxy Statement for 2004 Annual
Meeting of Shareholders to be held on May 26, 2004                  III

                       First Mid-Illinois Bancshares, Inc.

                           Form 10-K Table of Contents


                                                                         Page

Part I

Item 1        Business                                                     3

Item 2        Properties                                                  11

Item 3        Legal Proceedings                                           14

Item 4        Submission of Matters to a Vote of Security Holders         14


Part II

Item 5        Market for Company's Common Equity, Related Shareholder
                Matters and Issuer Purchases of Equity Securities         15

Item 6        Selected Financial Data                                     16

Item 7        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       17

Item 7A       Quantitative and Qualitative Disclosures About
                Market Risk                                               41

Item 8        Financial Statements and Supplementary Data                 43

Item 9        Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosures                      72

Item 9A       Controls and Procedures                                     72


Part III

Item 10       Directors and Executive Officers of the Company             72

Item 11       Executive Compensation                                      72

Item 12       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                72

Item 13       Certain Relationships and Related Transactions              73

Item 14       Principal Accountant Fees and Services                      73


Part IV

Item 15       Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                 74


Signatures                                                                75


Exhibit Index                                                             76

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

     The Company, a Delaware corporation, was incorporated on September 8, 1981, pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

   *  Mattoon Bank, Mattoon ("Mattoon Bank") on April 2, 1984
   *  State Bank of Sullivan ("Sullivan Bank") on April 1, 1985
   * Cumberland County National Bank in Neoga ("Cumberland County") on December 31, 1985
   * First National Bank and Trust Company of Douglas County ("Douglas County") on December 31, 1986
   *  Charleston Community Bank ("Charleston Bank")on December 30, 1987.

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

     First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $93.3 million in agriculture-related loans at December 31, 2003. The farm credit products offered by First Mid Bank include real estate loans, as well as machinery and equipment loans, production loans, inventory financing and lines of credit.

     First Mid Bank had total assets of $786,807,000 and stockholders' equity of $73,918,000 at December 31, 2003.

Employees

     The Company, MIDS, Checkley and First Mid Bank, collectively, employed 314 people on a full-time equivalent basis as of December 31, 2003. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

     First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves seventeen different communities with twenty-four separate locations in the towns of Altamont, Arcola, Champaign, Charleston, Decatur, DeLand, Effingham, Highland, Maryville, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, and Urbana, Illinois. Within the areas of service, there are numerous competing financial institutions and financial services companies.

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

     A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. The SEC issued interim final rules to define certain terms in, and grant additional exemptions from, the provisions of the GLB Act in May 2001. By several orders, the SEC extended the blanket exemption for banks from the definition of "broker" and "dealer" while it has considered amendments to the interim final rules. On February 13, 2003, the SEC adopted amendments to its rules relating to the "dealer" exemption for banks, and banks have been required to comply with those rules since September 30, 2003. The SEC has extended the blanket exemption for banks from the definition of "broker" until November 12, 2004. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

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

     As of December 31, 2003, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 10.61% and a leverage ratio of 7.18%.


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

     During the year ended December 31, 2003, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

     In addition to its insurance assessment, each insured bank is subject, in 2004, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2004 debt service assessment was .0154%.

     OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2003, First Mid Bank paid supervisory fees to the OCC totaling $168,000.

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

     During the year ended December 31, 2003, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 2003, First Mid Bank exceeded its minimum regulatory capital requirements with a risk-based capital ratio of 11.57% and a leverage ratio of 7.85%.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. As of December 31, 2003, approximately $13.2 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines that such payment would constitute an unsafe or unsound practice.


     Affiliate and Insider Transactions. First Mid Bank is subject to certain restrictions under Federal law, including Regulation W, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders.

     The Bank is subject to restrictions under federal law that limit certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank's capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Supplemental Item - Executive Officers of the Company

     The executive officers of the Company are elected annually by the Company's board of directors and are identified below.

      Name (Age)                           Position With Company
  ------------------------------------------------------------------------------
     William S. Rowland (57)              Chairman of the Board of Directors,
                                           President and Chief Executive Officer

     Michael L. Taylor (35)               Vice President
                                           and Chief Financial Officer

     John W. Hedges (56)                  President, First Mid Bank

     Laurel G. Allenbaugh (44)            Vice President

     Christie L. Wright (47)              Vice President, Secretary/Treasurer

     Stanley E. Gilliland (59)            Vice President

     Robert J. Swift, Jr. (52)            Vice President

     Kelly A. Downs (36)                  Vice President


     William S. Rowland, age 57, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

     Michael L. Taylor, age 35, has been the Vice President and Chief Financial Officer of the Company since May 2000. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

     John W. Hedges, age 56, has been the President of First Mid Bank since September 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

     Laurel G. Allenbaugh, age 44, has been Vice President of Operations since February 2000. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

     Christie L. Wright, age 47, has been Vice President of Investments since 1995 and Secretary since 1998.

     Stanley E. Gilliland, age 59, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

     Robert J. Swift, Jr., age 52, has been Vice President of the Trust and Financial Services Department of the Company since August 2000. He was with Central Trust Bank in Jefferson City, Missouri from 1989 to 2000.

     Kelly A. Downs, age 36, has been Vice President of Human Resources since 2001.

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

     The Company owns a facility at 1500 Wabash Avenue, Mattoon, Illinois, which is used by the deposit services department of First Mid Bank. The office building consists of a two-story structure with a basement that has approximately 11,200 square feet of office space.

     There are four additional ATMs located in Mattoon. They are located in the Administration building of Lake Land College, in the main lobby of Sarah Bush Lincoln Health Center, at R.R. Donnelley & Sons Co. on North Route 45 and County Market at 2000 Western Avenue.

Sullivan

     First Mid Bank operates two locations in Sullivan, Illinois. The main office is located at 200 South Hamilton Street, Sullivan, Illinois. Its office building is a one-story structure containing approximately 11,400 square feet of office space with five tellers, six private offices and four drive-up lanes. Adequate customer parking is available on two sides of the main office building. The second office is a leased facility at 435 South Hamilton, Sullivan, Illinois in the IGA. The facility has two teller stations, a vault, an ATM and a night depository. There is also an ATM located in the Sullivan Citgo Station at 105 West Jackson.

Neoga

     First Mid Bank's office in Neoga, Illinois, is located at 102 East Sixth Street, Neoga, Illinois. The building consists of a one-story structure containing approximately 4,000 square feet of office space. The main office building provides space for four tellers in the lobby of the building, two drive-up tellers, four private offices, two night depositories, and an ATM.
Adequate customer parking is available on three sides of the main office building. During 1996, an adjacent building with approximately 400 square feet was purchased and was subsequently donated to the Neoga Food Pantry in February 2004. There is also an ATM located in the Neoga Phillips 66 Station on Route 45.

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

     Seven ATMs are located in Charleston. One drive-up ATM is located in the parking lot of the facility at 500 West Lincoln Avenue, one in the parking lot of Save-A-Lot at 1400 East Lincoln Avenue, and one drive-up ATM is located in the parking lot of the Sixth Street facility. The fourth is an off-site walk-up ATM located in the Student Union at Eastern Illinois University and the fifth is a walk-up ATM located in Lantz Arena at Eastern Illinois University. The sixth ATM is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of Ninth Street and Roosevelt and the seventh is a drive-up unit located on the Eastern Illinois University campus in a parking lot at the corner of Fourth Street and Roosevelt.

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

     There are also two additional ATMs located at the Arcola Citgo Station on Route133 at Interstate five and the Arthur Citgo Station at 209 North Vine.

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

DeLand

     First Mid Bank has an office at 220 North Highway Avenue, DeLand, Illinois. It is a one-story structure with one private office, three teller stations and a night depository. Adequate parking is available in front of the building.

Taylorville

     First Mid Bank has a banking facility located at 200 North Main Street, Taylorville, Illinois. This one-story building has approximately 3,700 square feet with five teller stations, three private offices, one drive-up lane, and a finished basement. A drive-up ATM is located in the parking lot and adequate customer parking is available adjacent to the building.

Decatur

     First Mid Bank leases a facility at 111 E. Main Street, Decatur, Illinois. The office space comprised of 4,340 square feet contains three lobby teller windows, two drive-up lanes, a night depository, three private offices, safe deposit and loan vaults, and a conference room. Customer parking is available adjacent to the building.

Highland

     First Mid Bank owns a facility located at 12616 State Route 143, Highland, Illinois. The building is a two-story structure with approximately 6,720 square feet of office space, a portion of which is leased to an unaffiliated business. This office space consists of a customer service area and teller windows, three drive-up teller lanes and four private offices. Adequate parking is available to serve customers.

Pocahontas

     First Mid Bank owns a facility located at 103 Park Street, Pocahontas, Illinois. The building is a one-story brick structure with approximately 3,360 square feet of office space. This office space consists of a customer processing room, three private offices and three bank vaults. Adequate parking is available to serve customers.

Maryville

     First  Mid  leases a  facility  at 2930  North  Center  Street,  Maryville,
Illinois. The office space, comprised of approximately 6,684 square feet, contains four lobby teller windows, including one sit-down teller, two drive-up lanes, one drive-up ATM, a night depository, three private offices, a vault, and a conference room. Adequate customer parking is available to serve customers.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

     The Company's  common stock was held by  approximately  677 shareholders of
record  as  of  December  31,  2003  and  is  included  for   quotation  on  the
over-the-counter electronic bulletin board.

     The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.



                 Quarter            High          Low
            ------------------- ------------- -------------
            2003
                    4th              46 3/4        44 3/4

                    3rd              48            32 1/2

                    2nd              34            28 8/9

                    1st              29 1/4        27
            2002


                    4th              28 1/2        26 1/2

                    3rd              27 1/2        26 1/3

                    2nd              27            25 1/3

                    1st              25 1/3        23 3/4


     The following table sets forth the cash dividends per share on the Company's common stock for the last two years.

      --------------------------- ------------------- ------------------
                                                          Dividend
            Date Declared             Date Paid           per Share
      --------------------------- ------------------- ------------------
              12-16-2003              1-09-2004             $.40
               4-22-2003              6-13-2003             $.25
              12-26-2002              1-06-2003             $.27
               5-22-2002              6-14-2002             $.23


     The Company's shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions and capital requirements, see "Note 17" of the Notes to the Consolidated Financial Statements included under Item 8 of this document. The Board of Directors of the Company has declared cash dividends semi-annually during the two years ended December 31, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth a five-year comparison of selected financial data. (dollars in thousands, except per share data)

                                                      2003         2002         2001         2000          1999
                                                   ------------ ------------ ------------ ------------ -------------

Summary of Operations
  Interest income                                      $38,938      $41,387      $45,506      $44,191       $39,168
  Interest expense                                      11,896       14,661       21,590       22,573        18,415
                                                   ------------ ------------ ------------ ------------ -------------
    Net interest income                                 27,042       26,726       23,916       21,618        20,753
  Provision for loan losses                              1,000        1,075          600          550           600
  Other income                                          12,255       10,394        8,279        6,690         6,694
  Other expense                                         24,530       24,006       22,039       20,063        19,378
                                                   ------------ ------------ ------------ ------------ -------------
    Income before income taxes                          13,767       12,039        9,556        7,695         7,469
  Income tax expense                                     4,674        4,005        3,040        2,035         2,237
                                                   ------------ ------------ ------------ ------------ -------------
      Net income                                       $ 9,093      $ 8,034      $ 6,516      $ 5,660       $ 5,232
                                                   ============ ============ ============ ============ =============

Per Common Share Data (1)
  Basic earnings per share                              $ 2.88       $ 2.39       $ 1.93        $1.67         $1.60
  Diluted earnings per share                              2.82         2.38         1.92         1.67          1.53
  Dividends per common share                               .65          .50          .43          .39           .37
  Book value per common share                            22.53        20.95        18.96        17.18         15.09

Financial Ratios
  Net interest margin                                    3.75%        3.99%        3.87%        3.84%         3.95%
  Return on average assets                               1.17%        1.11%         .97%         .92%          .91%
  Return on average equity                              13.11%       11.82%       10.56%       10.55%        10.14%
  Return on average common equity                       13.11%       11.82%       10.56%       10.55%        10.08%
  Dividend payout ratio                                 22.57%       20.92%       22.28%       23.53%        22.95%
  Average equity to average assets                       8.94%        9.36%        9.20%        8.70%         8.96%
  Capital to risk-weighted assets                       10.61%       10.35%       11.23%       11.74%        11.98%

Year End Balances
  Total assets                                        $793,645     $776,240     $705,979     $642,999      $601,103
  Net loans                                            548,398      496,141      469,541      426,026       385,380
  Total deposits                                       614,992      613,452      559,420      503,985       485,011
  Total equity                                          70,595       66,807       63,925       57,727        51,518

Average Balances
  Total assets                                        $776,072     $727,986     $670,890     $616,855      $575,903
  Net loans                                            520,962      479,957      450,466      406,505       356,031
  Total deposits                                       611,982      573,670      540,209      491,584       474,636
  Total equity                                          69,349       67,989       61,714       53,674        51,577


     (1) All share and per share data have been restated to reflect the 3-for-2 stock split effective November 16, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.


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

              For the Years Ended December 31, 2003, 2002, and 2001

Overview

     This overview of management's discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company's financial condition and results of operations.


     Net income was $9.1 million, $8.0 million, and $6.5 million and diluted earnings per share was $2.82, $2.38, and $1.92 for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in net income was primarily the result of strong loan growth, increased fee income, maintaining strong asset quality, and expense control. Return on average assets was 1.17%, 1.11%, and ..97% and return on average common shareholders' equity was 13.11%, 11.82%, and 10.56% for the years ended December 31, 2003, 2002, and 2001, respectively. Return on average assets is calculated by dividing net income by the daily average of total assets. Return on average common shareholders' equity is calculated by dividing net income by the daily average of common shareholders' equity.

     Total assets at December 31, 2003, 2002, and 2001 were $793.6 million, $776.2 million, and $706.0 million, respectively. This growth was a result of the Company's strategic focus on commercial and commercial real estate lending, de novo expansion into the new markets of Maryville and Champaign and the 2001 acquisition of American Bank of Illinois in Highland which added $34 million in assets. Net loan balances were $548.4 million at December 31, 2003, an increase of $52.3 million, or 11%, from $496.1 million at December 31, 2002 and $469.5 million at December 31, 2001. Total deposit balances increased to $615.0 million at December 31, 2003 from $613.5 million at December 31, 2002 and $559.4 million at December 31, 2001.

     Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.75% for 2003, down from 3.99% in 2002 and 3.87% in 2001. The decline in the net interest margin is attributable to declines in the overall level of interest rates that led to lower yields on the securities portfolio and loan portfolio. The lower yields on the securities portfolio resulted from increased amortization of premiums on mortgage-backed securities as a result of the high level of refinancings of home mortgages experienced during 2003. The high-level of refinances and the repricing of variable rate loans that compose 36% of the loan portfolio at lower rates led to the decline in loan portfolio yields. Declines in yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities. Also, demand deposits remain an important component of funding sources and averaged 13.9% of total deposits in 2003 compared to 13.8% in 2002.

     Net interest income before the provision for loan losses increased to $27.0 million in 2003 from $26.7 million in 2002 and $23.9 million in 2001. In 2003, the growth in earning assets, primarily composed of the loan growth previously mentioned, offset the decline in net interest margin. In 2002 both earning asset growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities increased net interest income.

     Noninterest income increased $1.9 million, or 18%, to $12.3 million in 2003 compared to $10.4 million in 2002 and $8.3 million in 2001. The primary drivers of this increase were continued growth in service charge income and increased mortgage banking revenues. Increased service charge income resulted from an increase in overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are generally paid for prior qualifying customers in exchange for a fee. A greater number of overdrafts paid resulted in an increase in fee income. In addition, the historically low level of interest rates provided the impetus for an increase in mortgage banking revenue. The Company's insurance revenues also increased with the acquisition of Checkley in January 2002. Maintaining the operations of Checkley for the full year of 2003 and increased underwritings of business insurance led to greater insurance revenues than the previous year.

     Noninterest expenses increased 2% or $524,000, to $24.5 million in 2003 compared to $24.0 million in 2002 and $22.0 million in 2001. The primary factor in the expense increase was operating the Company's latest de novo branches in Maryville and Champaign for the full year of 2003. Both branches were opened in November 2002. This led to increased salaries and benefits expense and occupancy expense for the year. In addition, amortization expense was higher in 2003 than 2002 from the Checkley acquisition.

     Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                   2003 vs 2002   2002 vs 2001
                                                  -------------- --------------
 Net interest income                                       $316         $2,810
 Provision for loan losses                                   75           (475)
 Other income, including securities transactions          1,861          2,115
 Goodwill amortization expense                                -           (704)
 Other expenses                                            (524)        (1,263)
 Income taxes                                              (669)          (965)
                                                  -------------- --------------
 Increase in net income                                  $1,059         $1,518
                                                  ============== ==============

     Credit quality is an area of importance to the Company and 2003 reflected favorable results. Net charge-offs were 0.06% of average loans compared to .22% in 2002 and .10% in 2001. In 2003, the Company received a recovery of $382,000 from two loans that had been charged-off in 2002. Total nonperforming loans, which did not change materially, were $3.3 million, $3.1 million, and $3.6 million at December 31, 2003, 2002, 2001, respectively. Although loans grew by 11% at December 31, 2003 compared to the same period last year, the composition of the loan portfolio remained similar to previous years. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of December 31, 2003 compared to 68% as of December 31, 2002.

     The Company's capital position remains strong and has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital ratio to risk weighted assets ratio at December 31, 2003, 2002, and 2001 was 9.83%, 9.64%, and 10.47%, respectively. The Company's total capital to risk weighted assets ratio at December 31, 2003, 2002, and 2001 was 10.61%, 10.35%, and 11.23%, respectively. The increase in 2003 was primarily the result of an increase in retained earnings due to First Mid Bank's increase in net income while the decline in 2002 was primarily due to a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program. Also, see subsequent event of February 9, 2004 under the heading Stock Plans-Stock Repurchase Program.

     The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See heading
Liquidity for a full listing of its sources and anticipated significant contractual obligations. Also, see subsequent event of February 27, 2004 regarding the issuance of trust preferred securities under the heading Liquidity.

     The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2003, 2002 and 2001 were $87.8 million, $86.9 million and $88.7 million, respectively. See Note 13 - Disclosure of Fair Values of Financial Instruments" and Note 18 - Commitments and Contingent Liabilities for further information.


Critical Accounting Policies

     The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

     The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See "Loan Quality and Allowance for Loan Losses" and "Note 1 Summary of Significant Accounting Policies" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.


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

     The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                        Year Ended                  Year Ended                  Year Ended
                                     December 31, 2003          December 31, 2002           December 31, 2001
                                -----------------------------------------------------------------------------------
                                 Average            Average  Average            Average  Average           Average
                                 Balance  Interest   Rate    Balance  Interest   Rate    Balance Interest    Rate
                                -----------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits        $ 10,715    $ 112    1.05%   $9,933     $ 137    1.38%   $3,621     $ 81     2.23%
Federal funds sold                 16,285      164    1.01%   13,164       199    1.51%   10,410      335     3.22%
Investment securities
  Taxable                         141,120    4,961    3.52%  134,118     6,014    4.48%  119,245    6,820     5.72%
  Tax-exempt                       28,467    1,266    4.45%   28,894     1,311    4.54%   30,643    1,393     4.55%
Loans (1)(2)                      525,095   32,435    6.18%  483,764    33,726    6.97%  454,108   36,877     8.12%
                                -----------------------------------------------------------------------------------
Total earning assets              721,682   38,938    5.40%  669,873    41,387    6.18%  618,027   45,506     7.36%
                                -----------------------------------------------------------------------------------
Cash and due from banks            18,464                     18,450                      17,125
Premises and equipment             16,578                     16,498                      16,385
Other assets                       23,481                     26,972                      22,995
Allowance for loan losses          (4,133)                    (3,807)                     (3,642)
                                ----------                 ----------                  ----------
Total assets                     $776,072                   $727,986                    $670,890
                                ==========                 ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                $219,809    1,778    0.81% $200,653     2,667    1.33% $182,404    4,374     2.40%
  Savings deposits                 56,402      302    0.54%   51,634       799    1.55%   41,437      923     2.23%
  Time deposits                   250,403    7,671    3.06%  242,301     8,787    3.63%  247,348   13,476     5.40%
Securities sold under
  agreements to repurchase         47,795      272    0.57%   34,389       345    1.00%   29,547      915     3.10%
FLB advances                       31,094    1,632    5.25%   36,974     1,863    5.04%   28,866    1,664     5.76%
Federal funds purchased                14        -    0.00%      299         6    2.01%      236       12     5.09%
Other debt                          9,411      241    2.56%    6,088       194    3.19%    4,325      226     5.23%
                                ------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                   614,928   11,896    1.93%  572,338    14,661    2.56%  534,163   21,590     4.04%
                                ------------------------------------------------------------------------------------
Demand deposits                    85,368                     79,082                      69,020
Other liabilities                   6,427                      8,577                       5,993
Stockholders' equity               69,349                     67,989                      61,714
                                ----------                 ----------                  ----------
Total liabilities & equity       $776,072                   $727,986                    $670,890
                                ==========                 ==========                  ==========

Net interest income                        $27,042                     $26,726                    $23,916
                                         ==========                 ===========                 =========

Net interest spread                                   3.47%                       3.62%                       3.32%

Impact of non-interest bearing
 funds                                                 .28%                        .37%                        .55%
                                                   ----------                  ----------                 ---------
Net yield on interest-earning
  assets                                              3.75%                       3.99%                       3.87%
                                                   ==========                  ==========                 =========

(1) Loan fees are included in interest income and are not material.
(2) Nonaccrual loans have been included in the average balances.

     Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):


                                            2003 Compared to 2002                   2002 Compared to 2001
                                            Increase - (Decrease)                   Increase - (Decrease)
                                   ---------------------------------------------------------------------------------
                                     Total                         Rate/     Total                         Rate/
                                     Change    Volume    Rate    Volume(3)  Change    Volume     Rate    Volume(3)
                                   ---------------------------------------------------------------------------------
Earning Assets:
Interest-bearing deposits            $   (25)    $   11 $   (33)    $   (3)   $   56     $  141  $   (31)    $  (54)
Federal funds sold                       (35)        47     (66)       (16)     (136)        89     (178)       (47)
Investment securities:
  Taxable                             (1,053)       314  (1,288)       (79)     (806)       851   (1,479)      (178)
  Tax-exempt                             (45)       (19)    (26)         -       (82)       (80)      (3)         1
Loans (1)(2)                          (1,291)     2,881  (3,822)      (350)   (3,151)     2,408   (5,222)      (337)
                                   ---------------------------------------------------------------------------------
  Total interest income               (2,449)     3,234  (5,235)      (448)   (4,119)     3,409   (6,913)      (615)
                                   ---------------------------------------------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                       (889)       255  (1,043)      (101)   (1,707)       438   (1,952)      (193)
  Savings deposits                      (497)        74    (522)       (49)     (124)       227     (282)       (69)
  Time deposits                       (1,116)       294  (1,381)       (29)   (4,689)      (275)  (4,502)        88
Securities sold under
  agreements to repurchase               (73)       134    (148)       (59)     (570)       150     (620)      (100)
FHLB advances                           (231)      (296)     78        (13)      199        467     (208)       (60)
Federal funds purchased                   (6)        (6)     (6)         6        (6)         3       (7)        (2)
Other debt                                47        106     (38)       (21)      (32)        92      (88)       (36)
                                   ---------------------------------------------------------------------------------
  Total interest expense              (2,765)       561  (3,060)      (266)   (6,929)     1,102   (7,659)      (372)
                                   ---------------------------------------------------------------------------------
 Net interest income                 $   316     $2,673 $(2,175)    $ (182)   $2,810     $2,307  $   746     $ (243)
                                   =================================================================================

(1) Loan fees are included in interest income and are not material.
(2) Nonaccrual loans are not material and have been included in the average balances.
(3) The changes in rate/volume are computed on a consistent basis by multiplying the change in rates with the change in volume.


     Net interest income increased $316,000, or 1.2% in 2003, compared to an increase of $2,810,000, or 11.7% in 2002. The increase in net interest income in 2003 was primarily due to growth in interest-earning assets and the lower rates paid on interest-bearing liabilities. The asset growth was primarily in commercial real estate loan balances. In 2002, the increase in net interest income was due primarily to growth in net interest-earning assets and an increase in net interest spread.

     In 2003, average earning assets increased by $51,809,000, or 7.7%, and average interest-bearing liabilities increased $42,590,000 or 7.4% compared with 2002. In 2002, average earning assets increased by $51,846,000, or 8.4%, and average interest-bearing liabilities increased $38,175,000 or 7.1% compared with 2001. Changes in average balances are shown below:

     * Average loans increased by $41.3 million or 8.5% in 2003 as compared to 2002. In 2002, average loans increased by $29.5 million or 6.5% as compared to 2001.

     * Average securities increased by $6.6 million or 4.1% in 2003 as compared to 2002. In 2002, average securities decreased by $13.1 million or 8.7% as compared to 2001.

     * Average interest-bearing deposits increased by $32.0 million or 6.5% in 2003 as compared to 2002. In 2002, average interest-bearing deposits increased by $23.4 million or 5.0% as compared to 2001.

     * Average securities sold under agreements to repurchase increased by $13.4 million or 39.0% in 2003 as compared to 2002. In 2002, average securities sold under agreements to repurchase increased by $4.8 million or 16.3% as compared to 2001.


     * Average borrowings and other debt decreased by $2.8 million or 6.5% in 2003 as compared to 2002. In 2002, average borrowings and other debt increased by $9.9 million or 30.0% as compared to 2001.


     * Federal funds rate declined to 1.00% at December 31, 2003 from 1.25% at December 31, 2002 and from 1.75% at December 31, 2001.


     * Net interest margin decreased to 3.75% in 2003 from 3.99% in 2002 and from 3.87% in 2001. This period of historically low interest rates has had the impact of compressing the net interest margin as asset yields decreased by 78 basis points in 2003, while interest-bearing liabilities only decreased by 63 basis points.


     To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2003, 2002 and 2001 were $652,000, $675,000 and $717,000, respectively. The net yield on interest-earning assets (TE) was 3.84% in 2003, 4.09% in 2002 and 3.99% in 2001.


Provision for Loan Losses

     The provision for loan losses in 2003 was $1,000,000 compared to $1,075,000 in 2002 and $600,000 in 2001. The decrease in the provision was due to a decrease in net charge-offs, partially offset by an increase in non-performing loans. Net charge-offs were $297,000 during 2003, $1,054,000 during 2002, and $435,000 during 2001. For information on loan loss experience and nonperforming loans, see the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

     An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

                                                          $ Change
                                                       From Prior Year
                                                     --------------------
                           2003      2002      2001      2003       2002
                       --------- --------- --------- --------- ----------
Trust                    $1,992    $1,855    $1,924     $ 137     $ (69)
Brokerage                   283       265       234        18         31
Insurance commissions     1,476     1,257       256       219      1,001
Service charges           4,484     3,799     3,122       685        677
Securities gains            370       223       208       147         15
Mortgage banking          1,673     1,272       910       401        362
Other                     1,977     1,723     1,625       254         98
                       --------- --------- --------- --------- ----------
  Total other income    $12,255   $10,394    $8,279    $1,861     $2,115
                       ========= ========= ========= ========= ==========

     Total non-interest income increased to $12,255,000 in 2003 as compared to $10,394,000 in 2002 and $8,279,000 in 2001. The primary reasons for the more significant year-to-year changes in other income components are as follows:

     * Trust revenues increased $137,000 or 7.4% to $1,992,000 in 2003 from $1,855,000 in 2002 and $1,924,000 in 2001. Approximately 50 percent of trust revenue is market value dependent. The increase in trust revenues was the result of new business and an increase in equity prices.

     * Revenues from brokerage and annuity sales increased $18,000 or 6.8% to $283,000 in 2003 from $265,000 in 2002 and $234,000 in 2001 as a result of an increase in the number of stock transactions.

     * Insurance commissions increased $219,000 or 17.4% to $1,476,000 in 2003 from $1,257,000 in 2002 and $256,000 in 2001. Increased sales of business property and casualty insurance has increased revenues.

     * Fees from service charges increased $685,000 or 18.0% to $4,484,000 in 2003 from $3,799,000 in 2002 and $3,122,000 in 2001. This increase was primarily the result of increased overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are generally paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     * Net securities gains in 2003 were $370,000 compared to net securities gains of $223,000 in 2002, and $208,000 in 2001. Several securities in the available-for-sale portfolio were sold to improve the overall portfolio mix and the margin in 2003, 2002 and 2001.

     * Mortgage banking income increased $401,000 or 31.5% to $1,673,000 in 2003 from $1,272,000 in 2002 and $910,000 in 2001. This increase was due to the volume of fixed rate loans originated and sold by First Mid Bank. The increase in volume is largely attributed to the historically low level of mortgage lending rates. Loans sold balances are as follows:


          *    $135 million (representing 1,451 loans) in 2003
          *    $105 million (representing 1,116 loans) in 2002
          *    $71 million (representing 801 loans) in 2001

     * Other income increased $254,000 or 14.7% to $1,977,000 in 2003 from $1,723,000 in 2002 and $1,625,000 in 2001. In 2002, the increase was primarily due to fees from ATM usage and placement of additional ATMs late in 2002.

Other Expense

     The  major  categories  of other  expense  include  salaries  and  employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

                                                                $ Change
                                                             From Prior Year
                                                           --------- ---------
                                 2003      2002      2001      2003     2002
                             --------- --------- --------- --------- ---------
Salaries and benefits         $13,232   $12,505   $10,942     $ 727   $ 1,563
Occupancy and equipment         4,290     4,055     3,909       235       146
Amortization of goodwill            -         -       704         -      (704)
Amortization of other
 intangibles                      774       742       610        32       132
Stationery and supplies           566       679       671      (113)        8
Legal and professional fees       991     1,027     1,033       (36)       (6)
Marketing and promotion           662       738       789       (76)      (51)
Other                           4,015     4,260     3,381      (245)      879
                             --------- --------- --------- --------- ---------
 Total other expense          $24,530   $24,006   $22,039     $ 524   $ 1,967
                             ========= ========= ========= ========= =========

     Total   non-interest   expense   increased  to  $24,530,000  in  2003  from
$24,006,000 in 2002 and $22,039,000 in 2001. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

     * Salaries and employee benefits, the largest component of other expense, increased $727,000 or 5.8% to $13,232,000 in 2003 from
          $12,505,000  in 2002 and  $10,942,000  in 2001.  This  increase can be explained by merit and incentive increases for continuing employees and salary expense for the full year 2003 for de novo branches in Champaign and Maryville opened in November 2002. There were 314 full-time equivalent employees at December 31, 2003 compared to 319 at December 31, 2002 and 295 at December 31, 2001.

     * Occupancy and equipment expense increased $235,000 or 5.8% to $4,290,000 in 2003 from $4,055,000 in 2002 and $3,909,000 in 2001.
          This increase is due to the opening of new branches in Champaign and Maryville, Illinois in November 2002, as well as building maintenance, utilities and depreciation expense for all buildings.

     *    Amortization of goodwill  expense  remained $0 under SFAS 142 and SFAS
          147. However, the Company continues to amortize goodwill for acquisition of branches whereby the fair value of liabilities assumed were greater than the assets obtained, which totaled $2.1 million at January 1, 2002. Amortization of other intangibles expense increased $32,000. This was a result of operation of Checkley for the full year 2003 of $17,000, and an increase in mortgage servicing rights amortization expense of $34,000, partially offset by a reduction of core deposit intangible expense of $19,000.

     * Other operating expenses decreased $245,000 or 5.8% to 4,015,000 in 2003 from $4,260,000 in 2002 and $3,381,000 in 2001. The decrease was primarily the result of professional fees for implementing the Payment Privilege program that were paid in 2002.

     * All other categories of operating expenses decreased a net of $225,000 or 9.2% to $2,219,000 from $2,444,000 in 2002 and $2,493,000 in 2001.
          This decrease is due to expenses in 2002 resulting from the acquisition of Checkley in January 2002 and opening of two de novo branches in Champaign and Maryville in November 2002.


Income Taxes

     Income tax expense amounted to $4,674,000 in 2003 as compared to $4,005,000 in 2002 and $3,040,000 in 2001. Effective tax rates were 33.9%, 33.3% and 31.8%, respectively, for 2003, 2002 and 2001. The increase in the effective tax rate in 2003 compared to 2002 is due to an increase in non-deductible loan interest income and a decrease in deductible interest income from U.S. Treasury securities, resulting in a larger amount of non-deductible interest income and greater state income tax expense. State income tax expense was $677,000, $609,000 and $308,000 for 2003, 2002 and 2001, respectively. The increase in the effective tax rate in 2002 compared to 2001 is due to increased loan interest income, a decrease in deductible goodwill expense as a result of adoption of SFAS 142 and SFAS 147, and an increase in state income tax expense to $609,000 in 2002 versus $308,000 in 2001. The increase in state tax is primarily due to a decrease in interest income from U.S. Treasury securities.


Analysis of Balance Sheets

Loans

         The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

                                                 2003          2002           2001          2000          1999
                                       ------------------------------------------------------------------------
   Real estate - mortgage                    $390,841      $340,033       $331,873      $299,252      $273,293
   Commercial & agricultural                  131,609       127,065        107,620       100,201        89,176
   Installment                                 28,932        31,119         32,522        28,674        24,501
   Other                                        1,442         1,647          1,228         1,161         1,349
                                       ------------------------------------------------------------------------
     Total loans                             $552,824      $499,864       $473,243      $429,288      $388,319
                                       ========================================================================

     Loan balances have increased over the past few years primarily as a result of increased commercial real estate loans and commercial operating loans. The increase in commercial real estate loans outstanding has been the result of demand for credit for commercial real estate projects in central Illinois and business development efforts. Also, corporate borrowers have required additional capital for inventory and company expansion. The growth has been primarily in the communities of Champaign, Decatur, Effingham, Highland, and Maryville.

     Loan balances increased by $53 million or 10.60% from December 31, 2002 to December 31, 2003, primarily as a result of an increase in commercial real estate loan balances of $48 million. Loans secured by apartment buildings and hotels comprised the largest percentage of the growth in commercial real estate loans. During the 2003, the increase in commercial real estate loans offset a decline of $7.7 million in residential real estate loans. The historically low level of mortgage loan rates led many customers to refinance their loans. Balances of loans sold into the secondary market were $135 million in 2003, compared to $105 million in 2002. The balance of real estate loans held for sale amounted to $751,000 and $7,070,000 as of December 31, 2003 and 2002,
respectively.

     At December 31, 2003, the Company had loan concentrations in agricultural industries of $93.3 million, or 18.1%, of outstanding loans and $90.7 million, or 18.1%, at December 31, 2002. In addition, the Company had loan concentrations in "motels, hotels and tourist courts" of $26.9 million or 4.9% of outstanding loans at December 31, 2003 and $16.3 million or 3.26% of outstanding loans at December 31, 2002, and concentrations in "apartment building operators" of $21.2 million or 3.8% of outstanding loans at December 31, 2003 and $7.4 million or 1.5% of outstanding loans at December 31, 2002. The Company had no further industry loan concentrations in excess of 25% of Tier 1 risk-based capital.

     The following table presents the balance of loans outstanding as of December 31, 2003, by maturities (in thousands):


                                              Maturity (1)
                          ------------------------------------------------------
                                               Over 1
                               One year       through         Over
                             or less(2)       5 years      5 years        Total
                          ------------------------------------------------------
Real estate - mortgage         $123,061      $231,691     $ 36,089     $390,841
Commercial & agricultural        95,083        35,246        1,280      131,609
Installment                      15,460        13,428           44       28,932
Other                               670           618          154        1,442
                          ------------------------------------------------------
  Total loans                  $234,274      $280,983      $37,567     $552,824
                          ======================================================

(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.


     As of December 31, 2003, loans with maturities over one year consisted of $229,378,000 in fixed rate loans and $89,172,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.


Nonperforming Loans

     Nonperforming loans include: (a) loans accounted for on a nonaccrual basis;
(b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as "renegotiated loans".

     The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):


                                                December 31,
                              -----------------------------------------------
                                  2003     2002     2001      2000     1999
                              -----------------------------------------------
Nonaccrual loans                 $3,296   $2,961   $3,419    $2,982   $1,430
Loans past due ninety days
  or more and still accruing         --       --       --       245      366
Renegotiated loans which are
  performing in accordance
  with revised terms                 35      188      188       232       81
                              -----------------------------------------------
Total nonperforming loans        $3,331   $3,149   $3,607    $3,459   $1,877
                              ===============================================



     At December 31, 2003, $1,907,000 of the nonperforming loans resulted from a collateral-dependent loans to two borrowers. The $338,000 increase in nonaccrual loans during the year resulted from the net of $2,524,000 of loans put on nonaccrual status, offset by $291,000 loans transferred to other real estate owned and $1,895,000 of loans becoming current or paid-off.

     Interest   income  that  would  have  been  reported  if   nonaccrual   and
renegotiated loans had been performing totaled $211,000, $158,000 and $247,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company's policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.


Loan Quality and Allowance for Loan Losses

     The allowance for loan losses represents management's estimate of the reserve necessary to adequately cover probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

     Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2003, the Company's loan portfolio included $93.3 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $2.6 million from $90.7 million at December 31, 2002. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

     The Company also has $26.9 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses.

     Loan loss experience for the years ending December 31, are summarized as follows (dollars in thousands):

                                                       2003         2002        2001        2000        1999
                                               --------------------------------------------------------------
Average loans outstanding,
  net of unearned income                           $525,095     $483,764    $454,108    $409,648    $358,948
Allowance-beginning of year                          $3,723       $3,702      $3,262      $2,939      $2,715

Balance added through acquisitions                        -            -         275           -         150

Charge-offs:
Commercial, financial and agricultural                  589          673         244          57         511
Real estate-mortgage                                     50          200          86          47          17
Installment                                             139          255         171         183          98
                                               --------------------------------------------------------------
  Total charge-offs                                     778        1,128         501         287         626
Recoveries:
Commercial, financial and agricultural                  427           12          22          26          69
Real estate-mortgage                                     15           17           -           1           3
Installment                                              39           45          44          33          28
                                               --------------------------------------------------------------
  Total recoveries                                      481           74          66          60         100
                                               --------------------------------------------------------------
Net charge-offs                                         297        1,054         435         227         526
                                               --------------------------------------------------------------
Provision for loan losses                             1,000        1,075         600         550         600
                                               --------------------------------------------------------------
Allowance-end of year                               $ 4,426      $ 3,723     $ 3,702     $ 3,262      $2,939
                                               ==============================================================
Ratio of net charge-offs to
  average loans                                        .06%         .22%        .10%        .06%        .15%
                                               ==============================================================
Ratio of allowance for loan losses to
  loans outstanding (at end of year)                   .80%         .74%        .79%        .76%        .76%
                                               ==============================================================
 Ratio of allowance for loan
   losses to nonperforming loans                      132.9%       118.2%      102.6%       94.3%      156.6%
                                               ==============================================================

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

     During 2003, the Company had net charge-offs of $297,000, compared to $1,054,000 in 2002 and $435,000 in 2001. During 2003, the Company received a recovery of $382,000 on two commercial loans of a single borrower that were charged-off in 2002. This was the primary factor in the $757,000 decline in net charge-offs from 2002 to 2003. The Company's significant charge-offs during 2003 included $170,000 on a commercial loan and $80,000 on an agricultural loan secured by crops. During 2002, the company had two agricultural loan charge-offs totaling $306,000 and one commercial borrower with a loss of $169,000. There were no significant recoveries in 2002.

     At December 31, 2003, the allowance for loan losses amounted to $4,426,000, or .80% of total loans, and 132.9% of nonperforming loans. At December 31, 2002, the allowance was $3,723,000, or .74% of total loans, and 118.2% of nonperforming loans.

     The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

                                 December 31, 2003         December 31, 2002         December 31, 2001
                             -----------------------   -----------------------   -----------------------
                               Allowance      % of       Allowance      % of       Allowance      % of
                                  for         loans         for         loans         for         loans
                                  loan      to total        loan      to total        loan      to total
                                 losses       loans        losses       loans        losses       loans
                             -----------------------   -----------------------   -----------------------
Real estate-mortgage               $ 179      70.7%          $ 241      68.1%          $ 282      70.1%
Commercial, financial
  and agricultural                 2,952      23.8%          2,856      25.4%          2,524      22.7%
Installment                          154       5.2%            190       6.2%            207       6.9%
Other                                  -        .3%              -        .3%              -        .3%
                             -----------------------   -----------------------   -----------------------
Total allocated                    3,285                     3,287                     3,013
Unallocated                        1,141        N/A            436        N/A            689        N/A
                             -----------------------   -----------------------   -----------------------
Allowance at end of
  year                            $4,426     100.0%         $3,723     100.0%         $3,702     100.0%
                             =======================   =======================   =======================




                                 December 31, 2000         December 31, 1999
                             -----------------------   -------------------------
                               Allowance      % of       Allowance      % of
                                  for         loans         for        loans
                                  loan      to total       loan       to total
                                 losses       loans       losses       loans
                             -----------------------   -------------------------
Real estate-mortgage               $ 257      69.7%          $227       70.4%
Commercial, financial
  and agricultural                 2,107      23.3%         1,685       23.0%
Installment                          182       6.7%           181        6.3%
Other                                  -        .3%             -         .3%
                             -----------------------   -------------------------
Total allocated                    2,546                    2,093
Unallocated                          716        N/A           846         N/A
                             -----------------------   -------------------------
Allowance at end of
  year                            $3,262     100.0%        $2,939      100.0%
                             =======================   =========================



     The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The unallocated allowance represents an estimate of the probable, inherent, but yet undetected, losses in the loan portfolio. The increase in the unallocated allowance in 2003 compared to 2002 reflects continued uncertainty surrounding near-term economic conditions as well as the sustained effects of a weak economy over the past several years.

Securities

     The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions.

     The following table sets forth the year-end amortized cost of the Company's securities for the last three years (dollars in thousands):

                                                                         December 31,
                                       ----------------------------------------------------------------------------------
                                                  2003                       2002                        2001
                                       --------------------------- -------------------------- ---------------------------
                                                       Weighted                   Weighted                    Weighted
                                                       Average                     Average                    Average
                                          Amount        Yield         Amount        Yield        Amount        Yield
                                       ------------- ------------- ------------- ------------ ------------- -------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                $ 109,544         3.25%      $ 76,342        3.80%      $ 60,852         4.75%
Obligations of states and
 political subdivisions                      26,895         4.86%        27,597        4.63%        29,211         4.61%
Mortgage-backed securities                   21,607         3.64%        44,697        3.72%        54,306         5.06%
Other securities                             17,521         5.87%        15,807        5.86%        16,591         6.45%
                                       ------------- ------------- ------------- ------------ ------------- -------------
    Total securities                       $175,567         3.81%      $164,443        4.12%      $160,960         5.01%
                                       ============= ============= ============= ============ ============= =============

     At December 31, 2003, the investment portfolio showed a decrease in mortgage-backed securities and an increase in obligations of U.S. government corporations and agencies. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

     The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2003 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                            One         After 1        After 5        After
                                            year        through        through          10
                                          or less       5 years       10 years        years         Total
                                       ------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
 obligations of U.S.government
 corporations and agencies                   $ 22,086       $71,547        $10,938        $4,973      $109,544
Obligations of state and
 political subdivisions                           288        10,844          7,980         6,106        25,218
Mortgage-backed securities                      1,687        19,920              -             -        21,607
Other securities                                    -             -              -        17,521        17,521
                                       ------------------------------------------------------------------------
Total investments                             $24,061      $102,311        $18,918       $28,600      $173,890
                                       ========================================================================

Weighted average yield                          4.07%         3.20%          4.20%         5.40%         3.79%
Full tax-equivalent yield                       4.09%         3.40%          5.05%         5.88%         4.08%
                                       ========================================================================

Held-to-maturity:
Obligations of state and
  political subdivisions                         $125         $ 615          $ 410         $ 527       $ 1,677
                                       ========================================================================
Weighted average yield                          5.05%         5.35%          5.61%         5.37%         5.40%
Full tax-equivalent yield                       7.29%         7.74%          8.14%         7.77%         7.81%
                                       ========================================================================

     The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2003.

     Investment securities carried at approximately $147,603,000 and $141,462,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

     Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2003, 2002 and 2001 (dollars in thousands):


                                               2003                    2002                     2001
                                     --------------------------------------------------------------------------
                                                   Weighted                Weighted                 Weighted
                                                   Average                  Average                 Average
                                        Amount       Rate       Amount       Rate        Amount       Rate
                                     --------------------------------------------------------------------------
Demand deposits:
  Non-interest bearing                   $ 85,368           -    $ 79,082            -    $ 69,020           -
  Interest bearing                        219,809        .81%     200,653        1.33%     182,404       2.40%
Savings                                    56,402        .54%      51,634        1.55%      41,437       2.23%
Time deposits                             250,403       3.06%     242,301        3.63%     247,348       5.45%
                                     --------------------------------------------------------------------------
  Total average deposits                 $611,982       1.59%    $573,670        2.14%    $540,209       3.48%
                                     ==========================================================================

     In 2003, the average balance of deposits increased by $38.3 million from 2002. The increase was attributable to growth in interest-bearing deposits including money market accounts and Club 50 accounts. Average money market account balances increased by $11 million as the Company began offering a new market-indexed account in 2003. In addition, average balances in the Club 50 accounts increased by $6 million due to increased promotion of this product in 2003.

     In 2002, the average balance of deposits increased by $33.5 million from 2001. The increase was attributable to having the Highland banking center for the full year of 2002 and growth in money market accounts. American Bank of Illinois in Highland was acquired on April 20, 2001. Average money market account balances increased by $6 million as the Company increased promotion of their money market products in 2002.

     In 2003, the Company's significant deposits included brokered CDs, time deposits with the State of Illinois, and a deposit relationship with a public fund entity. The Company had six brokered CDs at various maturities with a total balance of $22.9 million as of December 31, 2003. State of Illinois time deposits maintained with the Company totaled $6.3 million as of December 31, 2003. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public fund entities throughout its market areas. One public fund entity had total balances of $29.3 million in various checking accounts and time deposits as of December 31, 2003. These balances are subject to change depending upon the cash flow needs of the public fund entity.

     The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

                                           December 31,
                              -------------------------------------------
                                      2003           2002           2001
                              --------------------------------------------
3 months or less                  $ 20,510       $ 29,085       $ 25,503
Over 3 through 6 months             10,906         18,926         20,228
Over 6 through 12 months            24,654         13,715         10,913
Over 12 months                      28,446         32,225          4,794
                              -------------------------------------------
  Total                           $ 84,516       $ 93,951       $ 61,438
                              ===========================================


     The balance of time deposits of $100,000 or more declined by $9.4 million from December 31, 2002 to December 31, 2003. The decrease in balances was primarily attributable to the movement of deposit balances from certificates of deposit ("CDs") to money market and checking accounts due to the reduced attractiveness of CDs in the low-rate environment. The balance of time deposits of $100,000 or more increased by $32.5 million from December 31, 2001 to December 31, 2002. The increase in balances was primarily attributable to an increase in brokered CDs of $16 million.

     Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $22.9 million, $16.2 million and $0 as of December 31, 2003, 2002 and 2001, respectively. The Company also maintains time deposits for the State of Illinois with balances of $6.3 million, $6.8 million and $6.8 million as of December 31, 2003, 2002 and 2001, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

     Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):


                                                    2003       2002      2001
                                                 ---------- ---------- ---------
At December 31:
  Securities sold under agreements to repurchase   $59,875    $44,184   $38,879
  Federal Home Loan Bank advances:

    Fixed term - due in one year or less             5,000      5,000     5,000
    Fixed term - due after one year                 25,300     30,300    28,300
  Debt:


    Loans due in one year or less                    9,025      8,525     4,325
    Loans due after one year                           600        800         -
                                                 ---------- ---------- ---------
    Total                                          $99,800    $88,809   $76,504
                                                 ========== ========== =========
    Average interest rate at year end                2.13%      2.53%     3.15%

Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase   $59,875    $44,588   $40,646
  Federal Home Loan Bank advances:
    Overnight                                            -        400    12,800
    Fixed term - due in one year or less             5,000      8,000     5,000
    Fixed term - due after one year                 30,300     30,300    28,300
  Federal funds purchased                                -      3,250     2,850
  Debt:
    Loans due in one year or less                    9,025      9,525     4,325
    Loans due after one year                           600        800         -
                                                 ---------- ---------- ---------
    Total                                         $104,800    $96,863   $93,921
                                                 ========== ========== =========

Averages for the Year
  Securities sold under agreements to repurchase $47,795 $34,389 $29,547 Federal Home Loan Bank advances:
    Overnight                                            -        521     2,161
    Fixed term - due in one year or less             5,000      6,153     3,356
    Fixed term - due after one year                 26,094     30,300    23,349
  Federal funds purchased                               14        299       236
  Debt:


    Loans due in one year or less                    8,796      5,350     4,325
    Loans due after one year                           615        738         -
                                                 ---------- ---------- ---------
    Total                                          $88,314    $77,750   $62,974
                                                 ========== ========== =========
     Average interest rate during the year           2.41%     3.10%     4.47%

     FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $30.3 million as follows:


   *  $5 million advance at 3.45% with a 2-year maturity, due February 28, 2004
   *  $5 million advance at 6.16% with a 5-year maturity, due March 20, 2005
   *  $2.3 million advance at 6.10% with a 5-year maturity, due April 7, 2005
   *  $5 million advance at 6.12% with a 5-year maturity, due September 6, 2005
   *  $5 million advance at 5.34% with a 5-year maturity, due December 14, 2005
   *  $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
   *  $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011


     Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At December 31, 2003, outstanding loan balances include $8,825,000 on a revolving credit agreement with The Northern Trust
Company with a floating interest rate of 1.25% over the Federal funds rate (2.22% as of December 31, 2003) and set to mature October 23, 2004. This loan was renegotiated on October 24, 2003 and has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2003 and 2002.

     The balance also includes a promissory note, of which $800,000 is outstanding as of December 31, 2003, resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of December 31, 2003) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.


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

     The Company monitors its interest rate sensitivity position to maintain a balance between rate-sensitive assets and rate-sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset/liability management committee (ALCO) oversees the interest rate sensitivity position and directs the overall allocation of funds.

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

     The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2003 (dollars in thousands):

                                                        Number of Months Until Next Repricing Opportunity
                                                   0-1            1-3             3-6            6-12           12+
                                            ------------- --------------- -------------- --------------- -------------
Interest-earning assets:
Federal funds sold                               $ 4,290          $    -         $    -          $    -        $    -
Taxable investment securities                     12,113           9,326         17,064          18,851        92,679
Nontaxable investment securities                     153             532              -           1,278        26,161
Loans                                            174,500          39,791         39,831          51,620       247,082
                                            ------------- --------------- -------------- --------------- -------------
  Total                                         $191,056        $ 49,649        $56,895         $71,749      $365,922
                                            ------------- --------------- -------------- --------------- -------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                       48,029           1,955          1,599           3,519       149,513
Money market accounts                             43,478             504            756           1,433        24,764
Other time deposits                               22,635          31,235         30,212          71,589        89,183
Short-term borrowings/debt                        59,875           5,000              -               -             -
Long-term borrowings/debt                              -               -              -               -        25,300
                                            ------------- --------------- -------------- --------------- -------------
  Total                                         $174,017        $ 38,694        $32,567         $76,541     $ 288,760
                                            ------------- --------------- -------------- --------------- -------------
  Periodic GAP                                  $ 17,039        $ 10,955        $24,328        $(4,792)      $ 77,162
                                            ------------- --------------- -------------- --------------- -------------
  Cumulative GAP                                $ 17,039        $ 27,994        $52,322         $47,530     $ 124,692
                                            ============= =============== ============== =============== =============

GAP as a % of interest-earning assets:
  Periodic                                          2.3%            1.5%           3.3%          (0.7%)         10.5%
  Cumulative                                        2.3%            3.8%           7.1%            6.5%         17.0%
                                            ============= =============== ============== =============== =============


     The static GAP analysis shows that at December 31, 2003, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

     There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company's net interest income.


Capital Resources

     At December 31, 2003, stockholders' equity increased $3,788,000 or 5.7% to $70,595,000 from $66,807,000 as of December 31, 2002. During 2003, net income contributed $9,093,000 to equity before the payment of dividends to common stockholders of $2,047,000. The change in the market value of available-for-sale investment securities decreased stockholders' equity by $792,000, net of tax. Additional purchases of treasury stock (120,057 shares at an average cost of $35.26 per share) decreased stockholders' equity by $4,233,000.

Stock Plans

     On November 16, 2001, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

     The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2003, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $1,881,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $1,881,000 as an equity instrument (deferred compensation).

     The DCP was effective as of June 1984, the purpose of which is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

     *    7,244 common shares during 2003
     *    5,785 common shares during 2002
     *    8,108 common shares during 2001.

First Retirement and Savings Plan

     The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

     *    13,860 common shares during 2003
     *    6,770 common shares during 2002
     *    9,983 common shares during 2001.

Dividend Reinvestment Plan

     The Dividend Reinvestment Plan ("DRIP") was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services LLC and offers a way to increase one's investment in the Company. Of the $2,047,000 in common stock dividends paid during 2003, $873,000 or 42.7%, was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

     * During 2003, 31,172 common shares were issued from common stock dividends
     * During 2002, 37,309 common shares were issued from common stock dividends
     * During 2001, 39,766 common shares were issued from common stock dividends.

Stock Incentive Plan

     In December 1997, the Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock, and a maximum of 150,000 shares were originally authorized under the SI Plan. In September 2001, the Board of Directors authorized an additional 150,000 shares to be issued and sold under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued. The Company has awarded the following stock options:

     * In December 2003, the Company granted 48,000 options at an option price of $46.50
     * In December 2002, the Company granted 43,500 options at an option price of $27.25
     * In December 2001, the Company granted 39,500 options at an option price of $24.00

     The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2003, 2002, and 2001.

Stock Repurchase Program

     On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company's common stock. In September 2003, the Board of Directors approved the repurchase of $10 million of additional shares of the Company's stock, bringing the aggregate total to 8% of the Company's common stock plus $18 million of additional shares.

     During 2003, the Company repurchased 120,057 shares (3.8%) at a total price of $4,233,000. Subsequently, on February 9, 2004, the Company acquired, as treasury stock, a total of 100,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $4,750,000. This transaction is described in a Form 8-K filed by the Company on February 9, 2004.

     During 2002, the Company repurchased 240,346 shares (7.5%) at a total price of $6,540,000. On November 1, 2002, the Company acquired, as treasury stock, a total of 200,000 shares of outstanding common stock from two shareholders who are the sisters of a director of the Company pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $5,500,000. In 2001, 46,111 shares (1.4%) at a total price of $1,038,000 were repurchased and 90,254 shares (2.7%) at a total price of $1,881,000 were repurchased in 2000. As of December 31, 2003, the Company was authorized pursuant to all repurchase programs to purchase an additional 206,866 shares. Treasury stock is further affected by activity in the DCP.


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

     A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2003 follows:


                                                       Tier One Capital       Total Capital        Tier One Capital
                                                       to Risk-Weighted      to Risk-Weighted         to Average
                                                            Assets                Assets                Assets
                                                     --------------------- --------------------- ---------------------
First Mid-Illinois Bancshares, Inc.
 (Consolidated)                                             9.83%                 10.61%                7.18%
First Mid-Illinois Bank & Trust, N.A.                       10.79%                11.57%                7.85%


     Banks and bank holding companies are generally expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and will allow the Company to operate without capital adequacy concerns.


Liquidity

     Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     * First Mid Bank has $17 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2003, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.57% and Tier 1 capital to total average assets of 7.85% met regulatory requirements.

     * First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2003, the excess collateral at the FHLB could support approximately $29 million of additional advances.

     * First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     * First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     * In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $8,825,000 as of December 31, 2003 and $6,175,000 in available funds. The credit agreement matures on October 23, 2004. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2003.

         Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     * lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

     * deposit activities, including seasonal demand of private and public funds;

     *    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call assumptions on U.S. Treasuries and agencies; and

     *    operating   activities,   including   scheduled  debt  repayments  and
          dividends to stockholders.

         The following table summarizes significant contractual obligations and other commitments at December 31, 2003 (in thousands):

                                               Less than                                         More than
                                Total           1 year          1-3 years       3-5 years         5 years
                            --------------- ---------------- ---------------- --------------- --------------
     Time deposits                $247,288         $157,737          $43,857         $45,127           $567
     Debt                            9,625            9,025              600               -              -
     Other borrowings               90,175           64,875           17,300           5,000           3000
     Operating leases                2,309              300              485             375          1,149
                            --------------- ---------------- ---------------- --------------- --------------
                                  $349,397         $231,937          $62,242         $50,502         $4,716
                            =============== ================ ================ =============== ==============


     For the year ended December 31, 2003, net cash was provided from both financing activities and operating activities ($8.4 million and $18.7 million, respectively), while investing activities used net cash of $71.8 million. Thus, cash and cash equivalents decreased by $44.7 million since year-end 2002. Generally, during 2003, decreases in deposits due to seasonal outflow and funds used to fund new loans reduced cash balances.

     For the year ended December 2002, net cash was provided from both financing activities and operating activities ($58.8 million and $9.8 million, respectively), while investing activities used net cash of $32.0 million. Thus, cash and cash equivalents increased by $36.6 million since year-end 2001. Generally, during 2002, increases in deposits and customer repurchase agreements increased cash balances. This was offset by declines in residential real estate loan balances, which were greater than the growth in commercial loans and securities since year-end 2001.

     On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust") as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. The underlying junior subordinated debt securities issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes.


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

Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption was not material to the Company's financial position or results of operations.

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

     In December 2003, the FASB issued Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides further guidance on the accounting for variable interest entities. The provisions of FIN 46R must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. The Company does not expect the provisions of FIN 46R to have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

     On December 16, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial position or results of operations.

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

         Based on the financial analysis performed as of December 31, 2003, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows (dollars in thousands):


                                            Increase (Decrease) In
                                 Net Interest    Net Interest       Return On
December 31, 2003                   Income          Income       Average Equity
Prime rate is 4.00%                                                 2003=13.01%
                                 -----------------------------------------------
Prime rate increase of:
  200 basis points to 6.00%         $ 2,315            8.2 %           1.78 %
  100 basis points to 5.00%           1,452            5.1 %           1.13 %

Prime rate decrease of:
  200 basis points to 2.00%          (3,637)         (12.9)%          (2.96)%
  100 basis points to 3.00%          (1,501)          (5.3)%          (1.20)%



     The following table shows the same analysis performed as of December 31, 2002.

                                            Increase (Decrease) In
                                 Net Interest    Net Interest       Return On
December 31, 2002                   Income          Income       Average Equity
Prime rate is 4.25%                                                 2002=12.87%
                                 -----------------------------------------------
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

     Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in the Economic Value of Equity
(EVE) of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank's projected change in EVE for the various rate shock levels at December 31, 2003 and December 31, 2002. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.

December 31, 2003
                                                      Change in
                        Changes In            Economic Value of Equity
                      Interest Rates           Amount          Percent
                      (basis points)         of Change        of Change
                  ----------------------------------------------------------
                          +200 bp                $(10,194)          (10.1)%
                          +100 bp                  (2,296)           (2.3)%
                          -200 bp                   1,735             1.7 %
                          -100 bp                   7,248             7.2 %

December 31, 2002
                                                      Change in
                        Changes In             Economic Value of Equity
                      Interest Rates           Amount           Percent
                      (basis points)         of Change         of Change
                  ----------------------- ----------------- -----------------
                         +200 bp                  $(1,833)           (2.0)%
                         +100 bp                    3,027            3.3 %
                         -200 bp                    6,672            7.2 %
                         -100 bp                    6,473            7.0 %



     As indicated above, at December 31, 2003, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to increase. At December 31, 2003, First Mid Bank's estimated changes in EVE were within the industry guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except share data)                          2003             2002
                                                 --------------- ---------------

Assets
Cash and due from banks (note 4):
  Non-interest bearing                                 $ 20,659         $ 22,437
  Interest bearing                                        2,915           19,995
Federal funds sold                                        1,375           27,225
                                                 --------------- ---------------
  Cash and cash equivalents                              24,949           69,657
Investment securities (note 5):
  Available-for-sale, at fair value                     176,481          166,415
  Held-to-maturity, at amortized cost
   (estimated fair value of $1,687 and $1,927
   at December 31, 2003 and 2002, respectively)           1,677            1,902
Loans (note 6)                                          552,824          499,864
Less allowance for loan losses (note 7)                 (4,426)          (3,723)
                                                 --------------- ---------------
  Net loans                                             548,398          496,141
Premises and equipment, net (note 8)                     16,059           16,916
Accrued interest receivable                               5,570            6,362
Goodwill, net (notes 3 and 9)                             9,034            9,034
Intangible assets, net (notes 3 and 9)                    3,969            4,743
Other assets (note 16)                                    7,508            5,070
                                                 --------------- ---------------
   Total assets                                         $793,645        $776,240
                                                 =============== ===============
Liabilities and Stockholders' Equity
Deposits (note 10):
  Non-interest bearing                                 $ 94,723         $ 84,025
  Interest bearing                                      520,269          529,427
                                                 --------------- ---------------
  Total deposits                                        614,992          613,452
Accrued interest payable                                  1,228            1,793
Securities sold under agreements to
  repurchase (note 11)                                   59,875           44,184
Other borrowings (note 11)                               39,925           44,625
                                                 --------------- ---------------
Other liabilities (note 16)                               7,030            5,379
                                                 --------------- ---------------
  Total liabilities                                     723,050          709,433
                                                 --------------- ---------------
Stockholders' Equity (notes 12 and 15):
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,667,887 shares in 2003 and
  3,603,737 shares in 2002                               14,672           14,415
Additional paid-in capital                               15,960           14,450
Retained earnings                                        52,942           45,896
Deferred compensation                                     1,881            1,589
Accumulated other comprehensive income                    1,581            2,373
Less treasury stock at cost, 534,619 shares
  in 2003 and 414,562 shares in 2002                   (16,441)         (11,916)
                                                 --------------- ---------------
Total stockholders' equity                               70,595           66,807
                                                 --------------- ---------------
Total liabilities and stockholders' equity             $793,645         $776,240
                                                 =============== ===============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)
                                                     2003       2002       2001
                                                ---------- ---------- ----------
Interest income:
Interest and fees on loans                        $32,435    $33,726    $36,877
Interest on investment securities:
  Taxable                                           4,961      6,014      6,820
  Exempt from federal income tax                    1,266      1,311      1,393
Interest on federal funds sold                        164        199        335
Interest on deposits with other financial
   institutions                                       112        137         81
                                                ---------- ---------- ----------
  Total interest income                            38,938     41,387     45,506
Interest expense:
Interest on deposits (note 10)                      9,751     12,253     18,773
Interest on securities sold under agreements
  to repurchase                                       272        345        915
Interest on FHLB advances                           1,632      1,863      1,664
Interest on federal funds purchased                     -          6         12
Interest on debt                                      241        194        226
                                                ---------- ---------- ----------
  Total interest expense                           11,896     14,661     21,590
                                                ---------- ---------- ----------
  Net interest income                              27,042     26,726     23,916
Provision for loan losses (note 7)                  1,000      1,075        600
                                                ---------- ---------- ----------
  Net interest income after provision for loan
    losses                                         26,042     25,651     23,316
Other income:
Trust revenues                                      1,992      1,855      1,924
Brokerage commissions                                 283        265        234
Insurance commissions                               1,476      1,257        256
Service charges                                     4,484      3,799      3,122
Gain on sale of securities, net (note 5)              370        223        208
Mortgage banking income                             1,673      1,272        910
Other                                               1,977      1,723      1,625
                                                ---------- ---------- ----------
  Total other income                               12,255     10,394      8,279
Other expense:
Salaries and employee benefits (note 14)           13,232     12,505     10,942
Net occupancy and equipment expense                 4,290      4,055      3,909
Amortization of goodwill (note 9)                       -          -        704
Amortization of other intangible assets (note 9)      774        742        610
Stationery and supplies                               566        679        671
Legal and professional                                991      1,027      1,033
Marketing and promotion                               662        738        789
Other                                               4,015      4,260      3,381
                                                ---------- ---------- ----------
  Total other expense                              24,530     24,006     22,039
                                                ---------- ---------- ----------
Income before income taxes                         13,767     12,039      9,556
Income taxes (note 16)                              4,674      4,005      3,040
                                                ---------- ---------- ----------
Net income                                        $ 9,093    $ 8,034    $ 6,516
                                                ========== ========== ==========
Per common share data:
Basic earnings per share                            $2.88      $2.39      $1.93
Diluted earnings per share                           2.82       2.38       1.92
                                                ========== ========== ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2003, 2002 and 2001
(In thousands, except share and per share data)                                                 Accumulated
                                                            Additional                             Other
                                                  Common     Paid-In-   Retained   Deferred    Comprehensive   Treasury
                                                   Stock     Capital    Earnings Compensation  Income (Loss)     Stock        Total
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2000                                  $9,302    $12,293    $39,169      $1,218          $(288)    $(3,967)     $57,727
Comprehensive income:
  Net income                                            -          -      6,516           -               -           -       6,516
  Net unrealized change in available-for-
    sale investment securities                          -          -          -           -           1,028           -       1,028
                                                                                                                            --------
Total Comprehensive Income                                                                                                    7,544
Cash dividends on common stock ($.43 per share)         -          -    (1,460)           -               -           -     (1,460)
Issuance of 39,766 common shares pursuant
  to the Dividend Reinvestment Plan                    85        690          -           -               -           -         775
Issuance of 8,108 common shares pursuant
  to the Deferred Compensation Plan                    32        134          -           -               -           -         166
Issuance of 9,983 common shares pursuant
  to the First Retirement & Savings Plan               40        171          -           -               -           -         211
Purchase of 46,110 treasury shares                      -          -          -           -               -     (1,038)     (1,038)
Deferred compensation                                   -          -          -         174               -       (174)           -
3-for-2 stock split in the form of 50% stock
  dividend (3 for 2)                                4,725          -    (4,725)           -               -           -           -
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2001                                $ 14,184    $13,288    $39,500      $1,392            $740    $(5,179)     $63,925
Comprehensive income:
  Net income                                            -          -      8,034           -               -           -       8,034
  Net unrealized change in available-for-
    sale investment securities                          -          -          -           -           1,633           -       1,633
                                                                                                                           ---------
Total Comprehensive Income                                                                                                    9,667
Cash dividends on common stock ($.50 per share)         -          -    (1,638)           -               -           -     (1,638)
Issuance of 37,309 common shares pursuant
  to the Dividend Reinvestment Plan                   150        762          -           -               -           -         912
Issuance of 5,785 common shares pursuant
  to the Deferred Compensation Plan                    23        122          -           -               -           -         145
Issuance of 6,770 common shares pursuant
  to the First Retirement & Savings Plan               27        142          -           -               -           -         169
Purchase of 240,346 treasury shares                     -          -          -           -               -     (6,540)     (6,540)
Deferred compensation                                   -          -          -         197               -       (197)           -
Issuance of 7,813 common shares pursuant
  to the exercise of stock options                     31        136          -           -               -           -         167
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                $ 14,415    $14,450    $45,896      $1,589          $2,373   $(11,916)     $66,807
                                                ====================================================================================

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2003, 2002 and 200
(In thousands, except share and per share data)                                                 Accumulated
                                                            Additional                             Other
                                                  Common     Paid-In-   Retained   Deferred    Comprehensive   Treasury
                                                   Stock     Capital    Earnings Compensation  Income (Loss)     Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 2002                                $ 14,415    $14,450     $45,896     $1,589          $2,373   $(11,916)     $66,807
Comprehensive income:
  Net income                                            -          -       9,093          -               -          -        9,093
  Net unrealized change in available-for-
    sale investment securities                          -          -           -          -           (792)          -         (792)
                                                                                                                            --------
Total Comprehensive Income                                                                                                    8,301
Cash dividends on common stock ($.65 per share)         -          -     (2,047)          -               -          -       (2,047)
Issuance of 31,172 common shares pursuant
  to the Dividend Reinvestment Plan                   125        748           -          -               -          -          873
Issuance of 7,244 common shares pursuant
  to the Deferred Compensation Plan                    29        194           -          -               -          -          223
Issuance of 13,860 common shares pursuant
  to the First Retirement & Savings Plan               55        382           -          -               -          -          437
Purchase of 120,056 treasury shares                     -          -           -          -               -     (4,233)      (4,233)
Deferred compensation                                   -          -           -        292               -       (292)           -
Issuance of 11,875 common shares pursuant
  to the exercise of stock options                     48        186           -          -               -          -          234
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                $ 14,672    $15,960     $52,942     $1,881          $1,581   $(16,441)     $70,595
                                                ====================================================================================

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001
(In thousands)                                            2003       2002       2001
                                                     ---------- ---------- ----------
Cash flows from operating activities:
Net income                                             $ 9,093    $ 8,034    $ 6,516
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                              1,000      1,075        600
  Depreciation, amortization and accretion, net          3,104      3,169      3,204
  Gain on sale of securities, net                         (370)      (223)      (208)
  Loss on sale of other real property owned, net            53        107        132
  Gain on sale of mortgage loans held for sale, net     (1,813)    (1,350)      (998)
  Deferred income taxes                                   (226)      (146)      (313)
  Decrease in accrued interest receivable                  792        428        605
  Decrease in accrued interest payable                    (565)      (577)      (258)
  Origination of mortgage loans held for sale         (128,708)  (106,461)   (76,212)
  Proceeds from sale of mortgage loans held for sale   136,840    106,312     72,226
  Impairment of other investment                             -        250          -
  Increase in other assets                              (1,773)    (2,057)      (841)
  Increase in other liabilities                          1,257      1,232         48
                                                     ---------- ---------- ----------
Net cash provided by operating activities               18,684      9,793      4,501
                                                     ---------- ---------- ----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                 (1)        (6)       (47)
Purchases of premises and equipment                     (1,052)    (2,130)    (1,625)
Net increase in loans                                  (59,576)   (26,176)   (14,512)
Proceeds from sales of:
  Securities available-for-sale                         13,815     12,091      9,888
Proceeds from maturities of:
  Securities available-for-sale                        139,783     45,253     88,213
  Securities held-to-maturity                              225     20,331        456
Purchases of:
  Securities available-for-sale                       (163,266)   (81,250)  (103,216)
  Securities held-to-maturity                           (1,734)      (164)      (394)
Purchase of financial organizations, net of cash
  received                                                  -         15        606
                                                     ---------- ---------- ----------
Net cash used in investing activities                  (71,806)   (32,036)   (20,631)
                                                     ---------- ---------- ----------
Cash flows from financing activities:
Net increase in deposits                                 1,540     54,032     24,854
Increase in repurchase agreements                       15,691      5,305      7,783
Decrease in short-term FHLB advances                    (5,000)    (3,000)   (15,000)
Increase in long-term FHLB advances                          -      5,000      8,000
Repayment of short-term debt                              (200)    (1,000)          -
Repayment of long-term debt                                  -          -     (4,325)
Proceeds from issuance of short-term debt                  500      5,000      4,325
Increase in other borrowings                                 -        200          -
Proceeds from issuance of common stock                     894        481        377
Purchase of treasury stock                              (4,233)    (6,540)    (1,038)
Dividends paid on common stock                            (778)      (674)      (590)
                                                     ---------- ---------- ----------
Net cash provided by financing activities                8,414     58,804     24,386
                                                     ---------- ---------- ----------
Increase (decrease) in cash and cash equivalents       (44,708)    36,561      8,256
Cash and cash equivalents at beginning of year          69,657     33,096     24,840
                                                     ---------- ---------- ----------
Cash and cash equivalents at end of year               $24,949    $69,657    $33,096
                                                     ========== ========== ==========
Additional disclosures of cash flow information
Cash paid during the year for:
  Interest                                             $12,461    $15,238    $21,848
  Income taxes                                           4,632      4,228      3,171
Loans transferred to real estate owned                     890        841        617
Dividends reinvested in common shares                      873        913        775
                                                     ========== ========== ==========

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2003, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

     The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and the Checkley Agency, Inc. ("Checkley"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation and there was no impact on net income or stockholders' equity. The Company operates as a one-segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Investment Securities

     The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2003, 2002 or 2001.

     Held-to-maturity securities are recorded at cost adjusted for amortization of premiums and accretion of discounts to the earlier of the call date or maturity date using the interest method.

     Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from income and reported as a separate component of stockholders' equity. If a decrease in the fair value of a security is expected to be other than temporary, then the security is written down to its fair value through a charge to income and a new cost basis is established for the security.

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

     Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans.

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

Stock Split

     On November 16, 2001, the Company effected a three-for-two stock split in the form of a 50 % stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,250,714 to 3,376,071 shares. All share and per share amounts have been restated for years prior to 2001 to give retroactive recognition to the stock split.

Stock Options

     The Company applies APB Opinion No. 25 in accounting for the Stock Incentive Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants.

Recent  Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). The Standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS 146 for exit or disposal activities initiated after December 31, 2002. The adoption was not material to the Company's financial position or results of operations.

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

     In December 2003, the FASB issued Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides further guidance on the accounting for variable interest entities. The provisions of FIN 46R must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. The Company does not expect the provisions of FIN 46R to have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption did not have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

     On December 16, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2) requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The Company does not expect the requirements of SOP 03-3 to have a material impact on its financial position or results of operations.

Comprehensive Income

     The Company's comprehensive income for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                   2003        2002        2001
                                            ------------ ----------- -----------
Net income                                       $9,093      $8,034      $6,516
Other comprehensive income:
  Unrealized gains (losses) during the year        (929)      2,889       1,886
  Reclassification adjustment for net
    gains realized in net income                   (370)       (223)       (208)
  Tax effect                                        507      (1,033)       (650)
                                            ------------ ----------- -----------
Comprehensive income                             $8,301      $9,667      $7,544
                                            ============ =========== ===========

Note 2 - Earnings Per Share

     The Company follows Financial Accounting Standards Board's Statement No. 128, "Earnings Per Share" ("SFAS 128") in which income for Basic Earnings per Share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of stock options, if not anti-dilutive.

     The components of basic and diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001 are as follows:

                                                            2003             2002            2001
                                                    ---------------- --------------- ----------------
Basic Earnings per Share:
Net income available to common stockholders              $9,093,000      $8,034,000       $6,516,000
                                                    ================ =============== ================
Weighted average common shares outstanding                3,162,140       3,357,571        3,378,019
                                                    ================ =============== ================
Basic earnings per common share                               $2.88           $2.39            $1.93
                                                    ================ =============== ================

Diluted Earnings per Share:
Net income available to common stockholders              $9,093,000      $8,034,000       $6,516,000
                                                    ================ =============== ================
Weighted average common shares outstanding                3,162,140       3,357,571        3,378,019
Assumed conversion of stock options                          57,290          24,166           11,195
                                                    ---------------- --------------- ----------------
Diluted weighted average common shares outstanding        3,219,430       3,381,737        3,389,214
                                                    ================ =============== ================
Diluted earnings per common share                             $2.82           $2.38            $1.92
                                                    ================ =============== ================

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

     On April 20, 2001, First Mid Bank acquired all the outstanding stock of American Bank for $3.7 million in cash. This acquisition added approximately $30.8 million in total deposits, $24.9 million in loans, $2 million in securities, $1.7 million in premises and equipment and $1.4 million in intangible assets. The acquisition was accounted for using the purchase method of accounting whereby the acquired assets and liabilities were recorded at fair value as of the acquisition date and the excess cost over fair value of net assets was recorded as goodwill. The consolidated financial statements include the results of operations of American Bank since the acquisition date.


Note 4 - Cash and Due from Banks

     Aggregate cash and due from bank balances of $437,000 and $270,000 at December 31, 2003 and 2002, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


Note 5 - Investment Securities

     The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2003 and 2002 were as follows (in thousands):


                                                                           Gross          Gross         Estimated
                                                          Amortized     Unrealized      Unrealized         Fair
                                                            Cost           Gains          Losses          Value
                                                       -------------- -------------- --------------- ---------------
2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 agencies                                                   $109,544          $ 786          $ (98)        $110,232
Obligations of states and political
 subdivisions                                                 25,218          1,229               -          26,447
Mortgage-backed securities                                    21,607            259            (94)          21,772
Federal Home Loan Bank stock                                   5,000              -               -           5,000
Other securities                                              12,521            509               -          13,030
                                                       -------------- -------------- --------------- ---------------
  Total available-for-sale                                  $173,890        $ 2,783         $ (192)        $176,481
                                                       ============== ============== =============== ===============
Held-to-maturity:
Obligations of states and political
 subdivisions                                                $ 1,677           $ 12           $ (2)         $ 1,687
                                                       ============== ============== =============== ===============
2002
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 agencies                                                   $ 76,342         $1,665          $ (30)        $ 77,977
Obligations of states and political
 subdivisions                                                 25,695          1,232               -          26,927
Mortgage-backed securities                                    44,697            749             (4)          45,442
Federal Home Loan Bank stock                                   3,266              -               -           3,266
Other securities                                              12,541            293            (31)          12,803
                                                       -------------- -------------- --------------- ---------------
  Total available-for-sale                                  $162,541        $ 3,939          $ (65)        $166,415
                                                       ============== ============== =============== ===============
Held-to-maturity:
Obligations of states and political
 subdivisions                                                $ 1,902           $ 27           $ (2)         $ 1,927
                                                       ============== ============== =============== ===============

     Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                          2003          2002           2001
                                 -------------- ------------- --------------
Proceeds from sales                    $13,815       $12,091        $ 9,888
Gross gains                                370           223            208
Gross losses                                 -             -              -


     The following table presents the age of gross unrealized losses and fair value by investment category (in thousands) as of December 31, 2003:


                                             Less than 12 months   12 months or more          Total
                                             -------------------- -------------------- ---------------------
                                               Fair    Unrealized   Fair    Unrealized   Fair    Unrealized
                                              Value     Losses     Value     Losses     Value      Losses
                                             --------- ---------- --------- ---------- --------- -----------
 U.S. Treasury securities and obligations
  of U.S.government corporations and agencies $14,886     $ (98)       $ -        $ -   $14,886      $ (98)
 Obligations of states and political
  subdivisions                                    583        (2)         -          -       583         (2)
 Mortgage-backed securities                    11,756       (94)         -          -    11,756        (94)
                                             --------- ---------- --------- ---------- --------- -----------
 Total                                        $27,225    $ (194)       $ -        $ -   $27,225     $ (194)
                                             ========= ========== ========= ========== ========= ===========

     Management does not believe any individual unrealized loss as of December 31, 2003 represents an other than temporary impairment. The unrealized losses reported for U.S. Agency securities relate primarily to nine securities issued by Federal Home Loan Bank. These unrealized losses are primarily attributable to changes in interest rates and individually were 1% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FNMA and FHLMC. These unrealized losses are also primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities included in the above table for a time necessary to recover the amortized cost.

     Maturities of investment securities were as follows at December 31, 2003 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Amortized       Estimated
                                                    Cost        Fair Value
                                             --------------- ---------------
Available-for-sale:
 Due in one year or less                            $22,374         $22,699
 Due after one-five years                            82,391          83,339
 Due after five-ten years                            18,918          19,351
 Due after ten years                                 28,600          29,320
                                             --------------- ---------------
                                                    152,283         154,709
 Mortgage-backed securities                          21,607          21,772
                                             --------------- ---------------
Total available-for-sale                           $173,890        $176,481
                                             --------------- ---------------
Held-to-maturity:
 Due in one year or less                              $ 125           $ 125
 Due after one-five years                               615             617
 Due after five-ten years                               410             415
 Due after ten-years                                    527             530
                                             --------------- ---------------
Total held-to-maturity                              $ 1,677         $ 1,687
                                             --------------- ---------------
Total investment securities                        $175,567        $178,168
                                             =============== ===============

     Investment securities of approximately $147,603,000 and $141,462,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Note 6 - Loans

     A summary of loans at December 31, 2003 and 2002 follows (in thousands):

                                                      2003             2002
                                            --------------- ----------------
Commercial, financial and agricultural            $131,620         $127,077
Real estate mortgage                               390,841          340,033
Installment                                         28,952           31,174
Other                                                1,442            1,647
                                            --------------- ----------------
   Total gross loans                               552,855          499,931
Less unearned discount                                  31               67
                                            --------------- ----------------
  Net loans                                       $552,824         $499,864
                                            =============== ================


     The real estate mortgage loan balance in the above table includes loans held for sale of $751,000 and $7,070,000 at December 31, 2003 and 2002,
respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $22,101,000 at December 31, 2003 and $23,358,000 at December 31, 2002.

     Activity during 2003 was as follows (in thousands):


Balance at December 31, 2002                               $23,358
New loans                                                    3,505
Loan repayments                                            (4,762)
                                                  -----------------
Balance at December 31, 2003                               $22,101
                                                  =================


     The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 2003 and 2002 (in thousands):


                                                        2003            2002
                                             ---------------- ---------------
Nonaccrual loans                                      $3,296          $2,961
Renegotiated loans which are performing
 in accordance with revised terms                         35             188


     Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $213,000, $164,000 and $247,000 in 2003, 2002 and 2001, respectively.

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

     The following table presents information on impaired loans (in thousands):


At December 31,                                        2003           2002
                                              -------------- --------------
Impaired loans for which a specific
  allowance has been provided                         $ 858         $1,429
Impaired loans for which no specific
  allowance has been provided                         2,438          1,532
                                              -------------- --------------
Total loans determined to be impaired                $3,296         $2,961
                                              ============== ==============
Allowance on impaired loans                            $ 90           $386
                                              ============== ==============


For the year ended December 31,                        2003           2002
                                              -------------- --------------
Average recorded investment in impaired loans        $4,434         $3,053
Cash basis interest income recognized from
  impaired loans                                        114            200


     Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2003 and 2002, the Company's loan portfolio included approximately $93,340,000 and $90,729,000, respectively, of loans to borrowers directly related to the agricultural industry.

     Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2003 and 2002 was approximately $14,360,000 and $26,391,000, respectively.


Note 7 - Allowance for Loan Losses

     Changes in the allowance for loan losses were as follows during the three-year period ended December 31, 2003, 2002 and 2001 (in thousands):


                                    2003           2002          2001
                            ------------- -------------- -------------
Balance, beginning of year        $3,723         $3,702        $3,262
Provision for loan losses          1,000          1,075           600
Added through acquisitions             -              -           275
Recoveries                           481             74            66
Charge-offs                        (778)        (1,128)         (501)
                            ------------- -------------- -------------
Balance, end of year              $4,426         $3,723        $3,702
                            ============= ============== =============


Note 8 - Premises and Equipment, Net

     Premises and equipment at December 31, 2003 and 2002 consisted of (in thousands):


                                          2003           2002
                                 -------------- --------------
Land                                   $ 3,364        $ 3,364
Buildings and improvements              14,544         14,219
Furniture and equipment                 10,264         10,297
Leasehold improvements                   1,049          1,049
Construction in progress                   105              8
                                 -------------- --------------
 Subtotal                               29,326         28,937
Accumulated depreciation and
 amortization                           13,267         12,021
                                 -------------- --------------
  Total                                $16,059        $16,916
                                 ============== ==============

     Depreciation and amortization expense was $1,909,000, $1,946,000 and $2,040,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 - Goodwill and Intangible Assets

     The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.

     As of January 1, 2002, the date of adoption of SFAS 142 and the effective date of SFAS 147, the Company had unamortized goodwill of $9 million, which was subject to the transition provisions of SFAS 142 and SFAS 147, and is no longer being amortized. The Company also had $2.1 million of intangible assets for an acquisition of a branch whereby the liabilities assumed were greater than the assets obtained and was not considered an acquisition of a business, $1.3 million of core deposit intangibles, and $217,000 of intangible assets arising from the rights to service mortgage loans for others, all which continue to be amortized. In January 2002, the Company added an additional $1.9 million of amortizable intangibles as a result of the acquisition of Checkley. The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2003 and 2002 (in thousands):

                                                December 31, 2003                 December 31, 2002
                                        ---------------------------------- ---------------------------------
                                             Gross                              Gross
                                            Carrying        Accumulated        Carrying        Accumulated
                                             Value         Amortization          Value        Amortization
                                        ------------- -------------------- -------------- ------------------
Goodwill not subject to amortization         $12,794               $3,760        $12,794             $3,760
Intangibles from branch acquisition            3,015                1,358          3,015              1,157
Core deposit intangibles                       2,805                2,089          2,805              1,807
Mortgage servicing rights                        608                  551            608                451
Customer list intangibles                      1,904                  365          1,904                174
                                        ------------- -------------------- -------------- ------------------
                                             $21,126               $8,123        $21,126             $7,349
                                        ============= ==================== ============== ==================

     Net income and earnings per share adjusted for the adoption of SFAS 142 and 147 is as follows (dollars in thousands):

                                                                      2003         2002        2001
                                                                ----------- ------------ -----------
Net income, as reported                                             $9,093       $8,034      $6,516
Add back: Goodwill amortization, net of tax benefit                      -            -         568
                                                                ----------- ------------ -----------
 Adjusted net income                                                $9,093       $8,034      $7,084
                                                                =========== ============ ===========
BASIC EARNINGS PER SHARE:
  Net income, as reported                                            $2.88        $2.39       $1.93
  Add back: Goodwill amortization, net of tax benefit                    -            -         .17
                                                                ----------- ------------ -----------
   Adjusted net income                                               $2.88        $2.39       $2.10
                                                                =========== ============ ===========
DILUTED EARNINGS PER SHARE:
  Net income, as reported                                            $2.82        $2.38       $1.92
  Add back: Goodwill amortization, net of tax benefit                    -            -         .17
                                                                ----------- ------------ -----------
  Adjusted net income                                                $2.82        $2.38       $2.09
                                                                =========== ============ ===========

     Total amortization expense for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

                                                2003          2002         2001
                                         ------------ ------------- ------------
Goodwill not subject to amortization               -             -         $704
Intangibles from branch acquisitions            $201          $201          201
Core deposit intangibles                         282           300          323
Mortgage servicing rights                        100            66           86
Customer list intangibles                        191           175            -
                                         ------------ ------------- ------------
                                                $774          $742       $1,314
                                         ============ ============= ============

     Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):


Estimated amortization expense:
     For period ended 12/31/04              $623
     For period ended 12/31/05              $578
     For period ended 12/31/06              $579
     For period ended 12/31/07              $515
     For period ended 12/31/08              $454


     In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2003 and 2002, determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


Note 10 - Deposits

     As of December 31, 2003 and 2002, deposits consisted of the following (in thousands):


                                                  2003           2002
                                        --------------- --------------
Demand deposits:
  Non-interest bearing                        $ 94,723       $ 84,025
  Interest-bearing                             143,324        143,189
Savings                                         58,862         52,285
Money market                                    70,795         69,089
Time deposits                                  247,288        264,864
                                        --------------- --------------
  Total deposits                              $614,992       $613,452
                                        =============== ==============


     Total interest expense on deposits for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):


                                         2003          2002         2001
                                  ------------ ------------- ------------
Interest-bearing demand                 $ 907       $ 1,542      $ 2,603
Savings                                   263           799          923
Money market                              872         1,125        1,771
Time deposits                           7,709         8,787       13,476
                                  ------------ ------------- ------------
Total                                  $9,751       $12,253      $18,773
                                  ============ ============= ============


     As of December 31, 2003, 2002 and 2001, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):


                                         2003         2002        2001
                                   ----------- ------------ -----------
Outstanding                           $84,516      $93,951     $61,438
Interest expense for the year           2,462        2,766       3,607

     The following table shows the amount of maturities for all time deposits as of December 31, 2003 (in thousands):



Less than 1 year                          $157,737
1 year to 2 years                           38,005
2 years to 3 years                           5,852
3 years to 4 years                          40,178
Over 4 years                                 5,516
                                 ------------------
Total                                     $247,288
                                 ==================


     In 2003, the Company's significant deposits included brokered CD's, time deposits with the State of Illinois, and a deposit relationship with a public fund entity. The Company had six brokered CD's at various maturities with a total balance of $22.9 million as of December 31, 2003. State of Illinois time deposits maintained with the Company totaled $6.3 million as of December 31, 2003. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public fund entities throughout their market areas. One public fund entity had total balances of $29.3 million in various checking accounts and time deposits as of December 31, 2003. These balances are subject to change depending upon the cash flow needs of the public fund entity.


Note 11 - Other Borrowings

     As of December 31, 2003 and 2002 other borrowings consisted of the following (in thousands):


                                                        2003           2002
                                                ------------- --------------
Securities sold under agreements to repurchase       $59,875        $44,184
Federal Home Loan Bank advances:
 Fixed-term advances                                  30,300         35,300
Other debt:
 Loans due in one year or less                         9,025          8,525
 Loans due after one year                                600            800
                                                ------------- --------------
Total                                                $99,800        $88,809
                                                ============= ==============


     The Federal Home Loan Bank fixed-term advances at December 31, 2003 consisted of the following:

     *    $5 million advance at 3.45%, due February 28, 2004
     *    $5 million advance at 6.16%, due March 20, 2005, callable annually
     *    $2.3 million advance at 6.10%, due April 7, 2005, callable quarterly
     *    $5 million advance at 6.12%, due September 6, 2005
     *    $5 million advance at 5.34%, due December 14, 2005
     *    $3 million advance at 5.98%, due March 1, 2011
     *    $5 million advance at 4.33%, due November 23, 2011


                                                           2003      2002      2001
                                                       --------- --------- ---------
 Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end                   $59,875   $44,588   $40,646
 Average amount outstanding for the year                 47,795    34,389    29,547

     First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 167% of the outstanding advances from the FHLB. The securities underlying the repurchase agreements are under the Company's control.

     The Company had an other debt balance of $9,625,000 as of December 31, 2003, consisting of a loan agreement with The Northern Trust Company with a balance of $8,825,000 and $800,000 remaining on a $1 million promissory note for the Checkley acquisition of which $200,000 is due in one year or less and $600,000 is due after one year. As of December 31, 2002, the Company had an other debt balance of $9,325,000 that consisted of a loan agreement with The Northern Trust Company and a $1 million promissory note for the Checkley acquisition of which $200,000 was due in one year or less and $800,000 was due after one year. Terms of the Northern Trust loan agreement are a floating interest rate of 1.25% over the federal funds rate with interest due quarterly. The interest rate as of December 31, 2003 was 2.22% (2.5% at December 31, 2002). The loan is a revolving credit agreement with a maximum available balance of $15 million. The outstanding loan balance matures October 23, 2004. Management of the Company expects this loan to be renewed in the future. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2003 and 2002.

     The $800,000 promissory note resulting from the acquisition of Checkley has an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of December 31, 2003) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.


Note 12 - Regulatory Capital

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board. First Mid Bank follows similar minimum regulatory requirements established for national  banks by the OCC.  Failure to meet minimum  capital  requirements  can result in the initiation of certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

     Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003 and 2002, that all capital adequacy requirements have been met.

     As of December 31, 2003 and 2002, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2003, there are no conditions or events since the most recent notification that management believes have changed this categorization.

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
       (dollars in thousands)                  Actual              Adequacy Purposes          Action Provisions
                                       ------------------------ ------------------------- --------------------------
                                           Amount       Ratio       Amount        Ratio       Amount        Ratio
                                       ------------ ----------- ------------ ------------ ------------ -------------
December 31, 2003
Total Capital
  (to risk-weighted assets)
  Company                                 $ 60,494      10.61%     $ 45,613       > 8.00%       N/A           N/A
                                                                                  -
  First Mid Bank                            65,356      11.57        45,190       > 8.00     $56,488        > 10.00%
                                                                                  -                         -

Tier 1 Capital
  (to risk-weighted assets)
  Company                                   56,068       9.83        22,807       > 4.00        N/A           N/A
                                                                                  -
  First Mid Bank                            60,930      10.79        22,595       > 4.00      33,893        > 6.00
                                                                                  -                         -

Tier 1 Capital
  (to average assets)
  Company                                   56,068       7.18        31,217       > 4.00        N/A           N/A
                                                                                  -
  First Mid Bank                            60,930       7.85        31,059       > 4.00      38,824        > 5.00
                                                                                  -                         -

December 31, 2002
Total Capital
  (to risk-weighted assets)
  Company                                 $ 54,380      10.35%     $ 42,051       > 8.00%       N/A           N/A
                                                                                  -
  First Mid Bank                            59,476      11.42        41,653       > 8.00     $52,067        > 10.00%
                                                                                  -                         -

Tier 1 Capital
  (to risk-weighted assets)
  Company                                   50,657       9.64        21,026       > 4.00        N/A           N/A
                                                                                  -
  First Mid Bank                            55,753      10.71        20,827       > 4.00      31,240        > 6.00
                                                                                  -                         -

Tier 1 Capital
  (to average assets)
  Company                                   50,657       6.62        30,630       > 4.00      N/A             N/A
                                                                                  -
  First Mid Bank                            55,753      7.39         30,158       > 4.00       37,698       > 5.00
                                                                                  -                         -


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

     The Company has determined estimated fair values using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2003 and 2002 were as follows (in thousands):

     Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                                 2003                           2002
                                     ------------------------------ ------------------------------
                                          Carrying         Fair          Carrying         Fair
                                           Amount          Value          Amount          Value
                                     --------------- -------------- --------------- --------------
Cash and cash equivalents                  $ 24,949       $ 24,949        $ 69,657       $ 69,657
Investments available-for-sale              176,481        176,481         166,415        166,415
Investments held-to-maturity                  1,677          1,687           1,902          1,927


         Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

                                                 2003                           2002
                                     ------------------------------ -----------------------------
                                         Carrying          Fair         Carrying         Fair
                                          Amount          Value          Amount          Value
                                     -------------- --------------- -------------- --------------
Deposits with stated maturities           $247,282        $249,857       $264,864       $268,376
Securities sold under agreements
  to repurchase                             59,875          59,872         44,184         44,180
Federal Home Loan Bank advances             30,300          32,313         35,300         37,881


     Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

                                                 2003                           2002
                                     ------------------------------ -----------------------------
                                         Carrying          Fair         Carrying         Fair
                                          Amount          Value          Amount          Value
                                     -------------- --------------- -------------- --------------
Deposits with no stated maturity          $367,710        $367,710       $348,588       $348,588
Floating rate debt                           9,625           9,625          9,325          9,325


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

                                              2003                           2002
                                     ------------------------------ -----------------------------
                                         Carrying         Fair          Carrying          Fair
                                          Amount          Value          Amount          Value
                                     -------------- --------------- -------------- --------------
Net loan portfolio                        $548,398        $555,154       $496,141       $505,990


     Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.

Note 14 - Retirement Plan

     The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $544,000, $516,000 and $450,000 in 2003, 2002 and 2001, respectively. The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and to one current senior officer. Total expense under these two agreements amounted to $81,000, $81,000 and $50,000 in 2003, 2002 and 2001, respectively.


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

     A summary of the status of stock options under the SI Plan at December 31, 2003, 2002 and 2001 and changes during the years then ended are presented in the following table:


                                             For the year ended December 31,
                                2003                      2002                 2001
                        ---------------------- ---------------------- ----------------------
                                      Average               Average                 Average
                                     Exercise              Exercise                Exercise
                           Shares      Price      Shares     Price       Shares      Price
                        ---------- ----------- ---------- ----------- ---------- -----------
Beginning of year         167,437      $22.65    131,750      $21.06     92,250      $19.81
Granted                    48,000       46.50     43,500       27.25     39,500       24.00
Exercised                (11,875)       19.75    (7,813)       21.43          -           -
                        ---------- ----------- ---------- ----------- ---------- -----------
End of year               203,562      $28.45    167,437      $22.65    131,750      $21.06
                        ========== =========== ========== =========== ========== ===========
Options exercisable        93,627      $24.46     66,565      $19.96     58,250      $19.61
                        ========== =========== ========== =========== ========== ===========
Fair value of options
  granted during year                  $ 8.67                 $ 6.80                  $ 6.48
                                  ============            ===========            ===========

     At December 31, 2003, options for 73,750 shares were available for grant under the SI Plan.

     The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income if the fair-value-based method had been applied (dollars in thousands).


                                         For the years ended December 31,
                                           2003        2002        2001
                                      ------------ ----------- -----------

Net income, as reported                   $ 9,093     $ 8,034     $ 6,516
Stock-based compensation expense
  determined under fair-value-based
  method, net of related tax effect          (206)       (143)       (136)
                                      ------------ ----------- -----------
 Pro forma net income                     $ 8,887     $ 7,891     $ 6,380
                                      ============ =========== ===========

Basic Earnings Per Share:
  As reported                              $ 2.88      $ 2.39      $ 1.93
  Pro forma                                  2.81        2.35        1.89

Diluted Earnings Per Share:
  As reported                              $ 2.82      $ 2.38      $ 1.92
  Pro forma                                  2.76        2.33        1.88


     The fair value of options granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value for options granted in 2003, 2002 and 2001:



                                        2003         2002         2001
                                ------------- ------------ ------------
Dividend yield                          1.8%         1.8%         2.0%
Risk free interest rate                2.49%        4.56%        5.16%
Weighted average expected life       9.9 yrs      9.9 yrs      9.9 yrs
Expected volatility                    15.5%          15%          16%

Note 16 - Income Taxes

         The components of federal and state income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 were as follows (in thousands):


                                      2003          2002           2001
                                -------------- ------------- --------------
Current
 Federal                              $4,183        $3,515         $2,977
 State                                   717           636            376
                                -------------- ------------- --------------
 Total Current                         4,900         4,151          3,353
Deferred
 Federal                                (186)         (119)          (275)
 State                                   (40)          (27)           (38)
                                -------------- ------------- --------------
 Total Deferred                         (226)         (146)          (313)
                                -------------- ------------- --------------
Total                                 $4,674        $4,005         $3,040
                                ============== ============= ==============


     Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 34.25% in 2003 and 34% in 2002 and 2001 to income before income taxes). The principal reasons for this difference are as follows (in thousands):


                                             2003          2002          2001
                                    -------------- ------------- -------------
Expected income taxes                      $4,819        $4,093        $3,249
Effects of:
 Tax-exempt income                           (550)         (577)         (659)
 Nondeductible interest expense                35            46            82
 Goodwill amortization                          -             -           120
 State taxes, net of federal taxes            440           402           222
 Other items                                   19            41            26
 Effect of marginal tax rate                  (89)            -             -
                                    -------------- ------------- -------------
Total                                      $4,674        $4,005        $3,040
                                    ============== ============= =============


     The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):


                                                      2003             2002
                                            --------------- ----------------
Deferred tax assets:
 Allowance for loan losses                         $ 1,725          $ 1,442
 Deferred compensation                                 619              460
 Supplemental retirement                                71               59
 Other                                                (57)              216
                                            --------------- ----------------
Total gross deferred tax assets                    $ 2,358          $ 2,177
                                            =============== ================
Deferred tax liabilities:
 Depreciation                                         $ 15             $ 93
 Available-for-sale investment securities            1,009            1,501
 Core deposit premium amortization                      88              128
 Other                                                 344              282
                                            --------------- ----------------
Total gross deferred tax liabilities               $ 1,456          $ 2,004
                                            --------------- ----------------
Net deferred tax assets                              $ 902            $ 173
                                            =============== ================


     Net deferred tax assets or deferred tax liabilities are recorded in other assets or other liabilities, respectively, on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2003 and 2002 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 17 - Dividend Restrictions

     Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2003, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $13.2 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


Note 18 - Commitments and Contingent Liabilities

     First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, and interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

     The  off-balance   sheet  financial   instruments  whose  contract  amounts
represent credit risk at December 31, 2003 and 2002 are as follows (in thousands):


                                                2003             2002
                                         --------------- ----------------
Unused commitments including
   lines of credit:
    Commercial real estate                      $24,283          $31,506
    Commercial operating                         32,928           31,160
    Home Equity                                  13,207            9,509
    Other                                        14,991           13,753
                                         --------------- ----------------
       Total                                    $85,409          $85,928
                                         =============== ================

Standby letters of credit                        $2,440             $997
                                         =============== ================

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

Note 19 - Parent Company Only Financial Statements

     Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,                                                2003         2002
                                                      ------------- ------------
Assets
  Cash                                                     $ 1,743      $ 1,229
  Premises and equipment, net                                  275            1
  Investment in subsidiaries                                77,209       73,223
  Other assets                                               3,647        2,635
                                                      ------------- ------------
Total Assets                                               $82,874      $77,088
                                                      ============= ============
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                                        $ 1,256        $ 861
  Debt                                                       9,625        9,325
  Other liabilities                                          1,398           95
                                                      ------------- ------------
Total Liabilities                                           12,279       10,281
                                                      ------------- ------------
  Stockholders' equity                                      70,595       66,807
                                                      ------------- ------------
Total Liabilities and Stockholders' equity                 $82,874      $77,088
                                                      ============= ============




First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,                             2003      2002       2001
                                                  ---------- --------- ---------
Income:
  Dividends from subsidiaries                        $4,922    $3,515    $3,281
  Other income                                           80        42        93
                                                  ---------- --------- ---------
                                                      5,002     3,557     3,374
Operating expenses                                    1,068     1,205     1,006
                                                  ---------- --------- ---------
Income before income taxes and equity
  in undistributed earnings of subsidiaries           3,934     2,352     2,368
Income tax benefit                                      381       425       319
                                                  ---------- --------- ---------
Income before equity in undistributed
  earnings of subsidiaries                            4,315     2,777     2,687
Equity in undistributed earnings of subsidiaries      4,778     5,257     3,829
                                                  ---------- --------- ---------
Net income                                           $9,093    $8,034    $6,516
                                                  ========== ========= =========

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,                               2003      2002      2001
                                                  ---------- --------- ---------
Cash flows from operating activities:
 Net income                                          $9,093    $8,034    $6,516
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, accretion, net           6         2         2
     Equity in undistributed earnings of
        subsidiaries                                (4,778)   (5,257)    (3,829)
    Increase in other assets                        (1,292)   (1,495)      (543)
     Increase (decrease) in other liabilities         1,301      (12)        50
                                                  ---------- --------- ---------
Net cash provided by operating activities             4,330     1,272     2,196
                                                  ---------  --------- ---------
Cash flows from financing activities:
 Repayment of long-term debt                          (200)   (3,525)         -
 Proceeds from short-term debt                          500     8,525         -
 Proceeds from issuance of common stock                 895       481       377
 Purchase of treasury stock                         (4,233)   (6,540)    (1,038)
 Dividends paid on common stock                       (778)     (674)      (590)
                                                  ---------- --------- ---------
Net cash used in financing activities               (3,816)   (1,733)    (1,251)
                                                  ---------- --------- ---------
Increase (decrease) in cash                             514     (461)       945
Cash at beginning of year                             1,229     1,690       745
                                                  ---------- --------- ---------
Cash at end of year                                 $ 1,743   $ 1,229   $ 1,690
                                                  ========== ========= =========

Note 20 - Quarterly Financial Data - Unaudited

     The following table presents summarized quarterly data for each of the two years ended December 31:

                                                                    Quarters ended in 2003
                                                   March 31      June 30      September 30    December 31
                                               ------------- ------------ ----------------- --------------
Selected operations data:
  Interest income                                    $9,720       $9,729            $9,667         $9,822
  Interest expense                                    3,240        3,104             2,807          2,745
                                               ------------- ------------ ----------------- --------------
    Net interest income                               6,480        6,625             6,860          7,077
  Provision for loan losses                             250          250               250            250
                                               ------------- ------------ ----------------- --------------
    Net interest income after                         6,230        6,375             6,610          6,827
      provision for loan losses
  Other income                                        3,300        2,970             3,217          2,768
  Other expense                                       5,936        6,135             6,177          6,282
                                               ------------- ------------ ----------------- --------------
    Income before income taxes                        3,594        3,210             3,650          3,313
  Income taxes                                        1,232        1,088             1,257          1,097
                                               ------------- ------------ ----------------- --------------
    Net income                                       $2,362      $2,122           $2,393        $2,216
                                               ============= ============ ================= ==============

  Basic earnings per share                            $0.74        $0.67             $0.76          $0.71
  Diluted earnings per share                          $0.73        $0.67             $0.74          $0.68


                                                                   Quarters ended in 2002
                                                March 31 (1)  June 30 (1)  September 30 (1)    December 31
                                               ------------- ------------ ----------------- --------------
Selected operations data:
  Interest income                                   $10,365      $10,320           $10,384        $10,318
  Interest expense                                    3,951        3,612             3,505          3,593
                                               ------------- ------------ ----------------- --------------
    Net interest income                               6,414        6,708             6,879          6,725
  Provision for loan losses                             125          150               500            300
                                               ------------- ------------ ----------------- --------------
    Net interest income after                         6,289        6,558             6,379          6,425
      provision for loan losses
  Other income                                        2,211        2,330             2,832          3,021
  Other expense                                       5,519        5,868             6,165          6,454
                                               ------------- ------------ ----------------- --------------
    Income before income taxes                        2,981        3,020             3,046          2,992
  Income taxes                                          972        1,014             1,016          1,003
                                               ------------- ------------ ----------------- --------------
    Net income                                      $ 2,009      $ 2,006           $ 2,030        $ 1,989
                                               ============= ============ ================= ==============

  Basic earnings per share                            $0.59        $0.60             $0.59          $0.61
  Diluted earnings per share                          $0.59        $0.59             $0.59          $0.61

(1) Restated for adoption of SFAS No. 147

Independent Auditors' Report

The Board of Directors
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois:

     We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders'
equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.


/s/ KPMG LLP



Chicago, Illinois
February 27, 2004

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

     The board of directors has an audit committee comprised of seven outside directors. The Committee meets periodically with the independent auditors, the internal auditors and management to ensure that the system of internal accounting control is being properly administered and that financial data is being properly reported. The committee reviews the scope and timing of both the internal and external audits, including recommendations made with respect to the system of internal accounting control by the independent auditors.

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



March 12, 2004

William S. Rowland
Chairman & Chief Executive Officer


Michael L. Taylor
Chief Financial Officer

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND
                FINANCIAL DISCLOSURE
         None.


ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management evaluated its disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concludes that as of December 31, 2003, the Company maintained effective disclosure controls and procedures in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

     There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2004 Proxy Statement under the captions "Proposal 1 - Election of Directors" and "Section 16 - Beneficial Ownership Reporting Compliance."

     The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item
- Executive Officers of the Company."

     The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company's 2004 Proxy
Statement under the caption "Report of the Audit Committee to the Board of Directors."

     The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company. A copy of this code of ethics is filed herewith as Exhibit 14.1. This code of ethics is also available on the Company's website. In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.


ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated by reference to the Company's 2004 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

                                                                 Equity Compensation Plan Information
                                         --------------------------------------------------------------------------------------
             Plan category               Number of securities to       Weighted-average       Number of securities remaining
                                         be issued upon exercise      exercise price of        available for future issuance
                                          of outstanding options     outstanding options      under equity compensation plans
                                                   (a)                       (b)                            (c)
---------------------------------------- ------------------------- ------------------------- ----------------------------------
Equity compensation plans approved by
 security holders:

(1) Deferred Compensation Plan                   102,334                    $18.31                        197,666
(2) Stock Incentive Plan                         203,562                     28.45                         73,750

Equity compensation plans not approved
by security holders                                   -                         -                              -
                                         ------------------------- ------------------------- ----------------------------------
                 Total                           305,896                    $25.06                        271,416
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

     The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company's 2004 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated by reference to the Company's 2004 Proxy Statement under the caption "Certain Relationships and Related Transactions."



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated by reference to the Company's 2004 Proxy Statement under the caption "Fees of Independent Auditors."

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules


         The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

     *    Financial Statements and Supplementary Data:

     *    Consolidated Balance Sheets -- December 31, 2003 and 2002

     * Consolidated Statements of Income -- For the Years Ended December 31, 2003, 2002 and 2001

     * Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2003, 2002 and 2001

     * Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2003, 2002 and 2001.



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

     The Company filed Form 8-K on January 29, 2003 regarding the Company's financial statements as of December 31, 2002.

     The Company filed Form 8-K on April 24, 2003 regarding the Company's financial statements as of March 31, 2003.

     The Company filed Form 8-K on July 23, 2003 regarding the Company's financial statements as of June 30, 2003.

     The Company filed Form 8-K on October 29, 2003 regarding the Company's financial statements as of September 30, 2003.

     The Company filed Form 8-K on January 28, 2004 regarding the Company's financial statements as of December 31, 2003.

     The Company filed Form 8-K on February 9, 2004 regarding the Company's acquisition, as treasury stock, of 100,000 shares of outstanding common stock.

     The Company filed Form 8-K on February 27, 2004 regarding the Company's issuance and sale of $10 million of floating rate trust preferred securities.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
                     (Company)


Dated:    March 12, 2004

By: /s/ William S. Rowland
   William S. Rowland
   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March, 2004, by the following persons on behalf of the Company and in the capacities listed.


Signature and Title

/s/ William S. Rowland
William S. Rowland,
Chairman of the Board, Director,
President and Chief Executive Officer

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

/s/ Gary W. Melvin
Gary W. Melvin, Director

/s/ Sara Jane Preston
Sara Jane Preston, Director

/s/ Ray A. Sparks
Ray A. Sparks, Director

                   Exhibit Index to Annual Report on Form 10-K
   Exhibit
   Number          Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)

     3.2 Restated Bylaws of First Mid-Illinois Bancshares, Inc. and Amendment thereto Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13368)

     4.1 Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank, as Rights Agent Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Registration Statement on Form 8-A filed with the SEC on September 22, 1999

     10.1 Employment Agreement between the Company and William S. Rowland (Filed herewith)

     10.2 Employment Agreement between the Company and John W. Hedges (Filed herewith)

     10.3 Deferred Compensation Plan Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

     10.4 1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

     10.5 Schedule of Parties to Employment Agreements and Form of Employment Agreement The following Company officers have entered into Employment Agreements with the Company: Robert Swift. The contracts are substantially identical in all material respects except as to the parties, the execution dates and the monthly base payout. A sample form of the agreement is filed herewith.

     11.1 Statement re: Computation of Earnings Per Share (Filed herewith)

     14.1 Form of Code of Ethics The Chief Executive Officer and the Chief Financial Officer signed Code of Ethics with the Company. The forms are identical in all material respects except for the dates signed. A sample form of the Code of Ethics is filed herewith.

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

     2.02 Incentive Compensation Plan. Executive shall continue to participate in the First Mid-Illinois Bancshares, Inc. Incentive Compensation Plan in accordance with the terms and conditions of such Plan. Pursuant to the Plan, Executive shall have an opportunity to receive incentive compensation of up to a maximum of 50% of Executive's annual base salary. The incentive compensation payable for a particular fiscal year will be based upon the attainment of the performance goals in effect under the Plan for such year and will be paid in accordance with the terms of the Plan and at the sole discretion of the Board.

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

                                   ARTICLE TWO
                            COMPENSATION AND BENEFITS
     While Executive is employed with the Company during the term of this Agreement, the Company shall provide Executive with the following compensation and benefits:

     2.01 Base Salary. The Company shall pay Executive an annual base salary of $130,000 per fiscal year, payable in accordance with the Company's customary payroll practices for executive employees. The Board may review and adjust Executive's base salary from year to year; provided, however, that during the term of Executive's employment, the Company shall not decrease Executive's base salary.

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

                  If to Executive:   __________________
                                     __________________
                                     __________________
                          Facsimile: __________________


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



                                            FIRST MID-ILLINOIS BANCSHARES, INC.


                                            By:     /s/ William S. Rowland
                                                    William S. Rowland

                                            Title: Chairman of the Board




                                           EXECUTIVE: /s/ John W. Hedges
                                                      John W. Hedges

                                                                    Exhibit 10.5

                              EMPLOYMENT AGREEMENT
     This Employment Agreement (the "Agreement") is made and entered into this 1st day of ____________, 2003, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and _____________ ("Manager").

     In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT
     1.01 Term of Agreement. The term of this Agreement shall commence as of _________, 2003 and shall continue until ___________, 2006. Thereafter, unless Manager's employment with the Company has been previously terminated, Manager shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

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



                  MANAGER:    /s/
                           ---------------------------------

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

     The components of basic and diluted earnings per common share for the years ended December 31, 2003, 2002, and 2001 are as follows:


                                                    2003          2002          2001
                                               ------------- ------------ --------------

Basic Earnings per Share:
Net income available to common stockholders      $9,093,000   $8,034,000     $6,516,000
                                               ============= ============ ==============

Weighted average common shares outstanding        3,162,140    3,357,571      3,378,019
Basic earnings per common share                       $2.88        $2.39          $1.93
                                               ============= ============ ==============

Diluted Earnings per Share:

Net income available to common stockholders      $9,093,000   $8,034,000     $6,516,000
                                               ============= ============ ==============
Weighted average common shares outstanding        3,162,140    3,357,571      3,378,019
Assumed conversion of stock options                  57,290       24,166         11,195
                                               ------------- ------------ --------------
Diluted weighted average common
  shares outstanding                              3,219,430    3,381,737      3,389,214
                                               ============= ============ ==============
Diluted earnings per common share                     $2.82        $2.38          $1.92
                                               ============= ============ ==============

                                                                    Exhibit 14.1


                                 CODE OF ETHICS
                         FOR SENIOR FINANCIAL MANAGEMENT
                       FIRST MID-ILLINOIS BANCSHARES, INC.
                             DATED DECEMBER 16, 2003


I. OVERVIEW

The banking business is based on trust.

Our shareholders and customers entrust us with their money and confidential information because of our reputation for honesty, integrity and high ethical standards.

The Chief Executive Officer and the Chief Financial Officer (referred to in this Code as the "Senior Financial Management" collectively or "you") of First Mid-Illinois Bancshares, Inc. (referred to in this Code as "First Mid" or "we" or "our" or "us") are required to maintain high ethical standards.

The Code of Ethics for Senior Financial Management of First Mid-Illinois Bancshares, Inc. ("Code") sets forth the guiding principles by which we operate our company and conduct our daily business with our shareholders and customers as well as with our directors, advisory board members, officers and employees. These principles apply to each member of the Senior Financial Management of First Mid. Each member of the Senior Financial Management of First Mid has a responsibility to read, understand and comply with this Code.

Any person who has information concerning any violation of this Code by any member of the Senior Financial Management of First Mid must promptly bring such information to the attention of the Audit Committee Chairperson or his or her designee. If the Chairperson or his or her designee determines that there is a conflict of interest that would make it inappropriate for him or her to resolve the matter, he or she shall refer the matter to the Audit Committee of the Board of Directors for resolution.

Violations of this Code may subject the member of Senior Financial Management to appropriate actions, such as censure, suspension or termination. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to this Code.

II. PRINCIPLES

Ethical  Behavior
Each member of the Senior Financial Management must (a) act honestly and ethically, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (b) act in good faith, responsibly, and with due care, competence and diligence, without misrepresenting material facts or allowing the member's independent judgment to be subordinated; (c) share knowledge and maintain skills relevant to carry out the member's duties within First Mid; and (d) proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community.

Complying  with Laws,  Regulations,  Policies and  Procedures
All members of the Senior Financial Management of First Mid must understand, respect and comply with all of the laws, rules, regulations, policies and procedures that apply to them in their position with First Mid as well as those that affect the conduct of First Mid's business and financial reporting. All members of the Senior Financial Management of First Mid are responsible for determining which laws, rules, regulations and First Mid policies apply to their position and affect the conduct of First Mid's business and financial reporting and what training is necessary to understand and comply with them. All members of the Senior Financial Management of First Mid are directed to specific policies and procedures available from the Corporate Secretary.

Conflicts of Interest
All members of the Senior Financial Management of First Mid should be scrupulous in avoiding any action or interest that conflicts or gives the appearance of a conflict with First Mid's interests. A "conflict of interest" exists whenever an individual's private interests interfere or conflict in any way (or even appear to interfere or conflict) with the interests of First Mid. A conflict situation can arise when a member of the Senior Financial Management of First Mid takes action or has interests that may make it difficult to perform his or her work for First Mid objectively and effectively. Conflicts of interest may also arise when a member of the Senior Financial Management of First Mid or a member of his or her family receives improper personal benefits as a result of his or her position with First Mid, whether from a third party or from First Mid. All members of the Senior Financial Management of First Mid should utilize First Mid's products and services, when appropriate, but this must be done on an arm's-length basis. Conflicts of interest are prohibited as a matter of First Mid policy.

Conflicts of interest may not always be clear-cut, so if a question arises, you should consult with higher levels of management or the Corporate Secretary. Any member of the Senior Financial Management of First Mid who becomes aware of a conflict or potential conflict should bring it to the attention of a supervisor, manager or other appropriate personnel.

Corporate Opportunity
All members of the Senior Financial  Management of First Mid are prohibited from
(a) taking for themselves personally opportunities that properly belong to First Mid or are discovered through the use of corporate property, information or position; (b) using corporate property, information and position for personal gain; and (c) competing with First Mid. All members of the Senior Financial
Management of First Mid owe a duty to First Mid to advance First Mid's legitimate interests when the opportunity to do so arises.

Confidentiality
All members of the Senior Financial Management of First Mid must respect the confidentiality of all information acquired in the course of work, except when disclosure is specifically authorized or required by laws, regulations or legal proceedings. Such information includes (a) information entrusted to members of the Senior Financial Management by First Mid or its customers and (b) all non-public information that might be of use to competitors of First Mid or harmful to First Mid or its customers or employees if disclosed.

Fair Dealing
We seek to outperform our competition fairly and honestly. We do not seek competitive advantages through unethical or illegal business practices. Stealing proprietary information, possessing or utilizing trade secret information that was obtained without the owner's consent or inducing such disclosures by past or present employees of other companies is prohibited.

Each member of the Senior Financial Management of First Mid is expected to deal fairly with the customers, competitors, officers and employees of First Mid. No one should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts or any other unfair dealing.

Bribery
No member of the Senior Financial Management of First Mid may solicit or accept a bribe. Use good judgment in determining what constitutes a bribe. When a customer buys you lunch, that is not a bribe. When a customer pays you a fee to make a loan, you are being bribed. A discount from a local department store, available to everyone, is not a bribe. A free car from a customer is a bribe.

No member of the Senior Financial Management of First Mid may pay a bribe. Use good judgment in determining what constitutes a bribe. A political contribution within the law is not a bribe. An under-the-table fee paid to a government officer is a bribe. A loan made to a public official, under normal terms and conditions and with proper approvals, is not a bribe. A no-interest loan to a government official is a bribe. Strict laws and regulations apply to favors granted to public officials and you must consult with executive management about any questionable situation.

Protection and Proper Use of First Mid Assets
All members of the Senior Financial Management of First Mid should protect First Mid's assets and ensure their efficient use. Each member of the Senior Financial Management of First Mid must achieve responsible use of and control over all assets and resources of First Mid entrusted to the member. Theft, carelessness and waste have a direct impact on First Mid's ability to do business effectively. All First Mid assets should be used for legitimate business purposes. This includes such things as the internet, software, office supplies and office equipment.

Public Company Reporting
As a public company, it is of critical importance that First Mid's filings with the Securities and Exchange Commission (the "SEC") be accurate and timely. You may be called upon to provide necessary information to assure that First Mid's public reports are complete, fair and understandable. First Mid expects all members of the Senior Financial Management to take this responsibility very seriously and to provide prompt and accurate answers to inquiries related to First Mid's public disclosure requirements. All members of the Senior Management of First Mid must provide full, fair, accurate, timely and understandable disclosures in reports and documents First Mid files with, or submits to, the SEC and in other public communications by First Mid.

Financial Statements and Other Records
All of First Mid's books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect First Mid's transactions and must conform to applicable legal requirements and to First Mid's system of internal controls. Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable law or regulation.

III. REPORTING ILLEGAL OR UNETHICAL BEHAVIOR

Reporting Illegal or Unethical Behavior
All members of the Senior Financial Management of First Mid who suspect or know of violations of this Code or illegal or unethical business or workplace conduct by employees, officers, advisory board members or directors have an obligation to contact either the Corporate Secretary or the manager in First Mid's Audit Department. Such communications will be kept confidential to the extent feasible. If concerns or complaints require confidentiality, then this confidentiality will be protected to the extent feasible, subject to applicable law.

Accounting Complaints
First Mid's  policy is to comply with all  applicable  financial  reporting  and accounting regulations. If any member of the Senior Financial Management of First Mid has unresolved concerns or complaints regarding questionable accounting or auditing matters of First Mid, then he or she is encouraged to submit those concerns or complaints (anonymously, confidentially or otherwise) to the manager in First Mid's Audit Department. Subject to his or her legal duties, the manager in First Mid's Audit Department will treat such submissions confidentially. All members of the Senior Financial Management of First Mid must promptly bring to the attention of the Audit Committee Chairperson any information concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect First Mid's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in First Mid's financial reporting, disclosures or internal controls.

Non-Retaliation
First Mid prohibits retaliation of any kind against individuals who have made good faith reports or complaints of violations of this Code or other known or suspected illegal or unethical conduct.

IV. AMENDMENT, MODIFICATION AND WAIVER

The Audit Committee of the Board of Directors shall consider any request for a waiver of this Code and any amendment to this Code and all such waivers or amendments shall be disclosed promptly as required by law or SEC regulation.

                                 CODE OF ETHICS
                         FOR SENIOR FINANCIAL MANAGEMENT
                       FIRST MID-ILLINOIS BANCSHARES, INC.
                             DATED DECEMBER 16, 2003

                                    Agreement



I acknowledge receipt of and have read, understand, and agree to comply in all respects with the Code of Ethics for Senior Financial Management of First Mid-Illinois Bancshares, Inc. dated December 16, 2003 ("Code").

I am not engaged on the date set forth below, and will not engage, in any enterprise or activity which is prohibited by, or might give rise to, any non-compliance with this Code, except as stated below:








(If none, insert "None")

Should, to my knowledge, any change in my situation occur, I will immediately notify the Corporate Secretary or the manager of First Mid-Illinois Bancshares, Inc.'s Audit Department, as applicable, in writing with such details as he or she may reasonably request.

Signed this ____ day of ________________

Signed: _____________________________

Print Name: __________________________

Title: _______________________________

Location: ____________________________

                                                                    Exhibit 21.1

                           Subsidiaries of the Company

First Mid-Illinois Bank & Trust, N.A.  (a national banking association)

Mid-Illinois Data Services, Inc. (a Delaware corporation)

FirstMid-Illinois Insurance Services, Inc. (an Illinois corporation; 100% owned by First Mid Bank)

The Checkley Agency, Inc. (an Illinois corporation)

                                                                    Exhibit 23.1


                             CONSENT OF INDEPENDENT
                               PUBLIC ACCOUNTANTS




The Board of Directors
First Mid-Illinois Bancshares, Inc.:

RE: Registration Statements


                  Registration No. 033-84404 on Form S-3
                  Registration No. 033-64061 on Form S-8
                  Registration No. 033-64139 on Form S-8
                  Registration No. 333-69673 on Form S-8

We consent to incorporation by reference in the Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our report dated February 27, 2004, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.

Our report refers to a change in the method of accounting for goodwill in 2002.



/s/ KPMG LLP


Chicago, Illinois
March 12, 2004

                                                                    Exhibit 31.1

                                  CERTIFICATION

     I, William S. Rowland, President and Chief Executive Officer, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  [Reserved]

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 12, 2004

/s/ William S. Rowland
--------------------------------------
William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

     I, Michael L. Taylor, Chief Financial Officer, certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  [Reserved]

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  March 12, 2004

/s/ Michael L. Taylor
--------------------------------------
Michael L. Taylor
Chief Financial Officer

                                                                    Exhibit 32.1



                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


     In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003 (the "Report"), we, William S. Rowland, as President and Chief Executive Officer of the Company, and Michael L. Taylor, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    March 12, 2004

/s/ William S. Rowland
------------------------------------
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
------------------------------------
Michael L. Taylor
Chief Financial Officer