Form 10-Q
period 2004-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2004-05-07
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                         Commission file number: 0-13368


                       FIRST MID-ILLINOIS BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

                               Delaware 37-1103704
          (State of incorporation)(I.R.S. employer identification no.)

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

As of May 7, 2004, 2,983,603 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                March 31,   December 31,
(In thousands, except share data)                           2004          2003
                                                    ------------- -------------
Assets
Cash and due from banks:
  Non-interest bearing                                  $ 18,340      $ 20,659
  Interest bearing                                         2,517         2,915
Federal funds sold                                        18,650         1,375
                                                    ------------- -------------
  Cash and cash equivalents                               39,507        24,949
Investment securities:
  Available-for-sale, at fair value                      157,829       176,481
  Held-to-maturity, at amortized cost (estimated
    fair value of $1,651 and $1,687 at March 31,
    2004 and December 31, 2003, respectively)              1,567         1,677
Loans                                                    550,832       552,824
Less allowance for loan losses                           (4,500)       (4,426)
                                                    ------------- -------------
  Net loans                                              546,332       548,398
Premises and equipment, net                              15,851        16,059
Accrued interest receivable                               4,931         5,570
Goodwill, net                                             9,034         9,034
Intangible assets, net                                    3,794         3,969

Other assets                                              5,985         7,508
                                                    ------------  -------------
  Total assets                                         $784,830     $ 793,645
                                                    ============  =============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                 $ 86,170      $ 94,723
  Interest bearing                                      537,413       520,269
                                                    ------------  -------------
  Total deposits                                        623,583       614,992
Accrued interest payable                                  1,260         1,228
Securities sold under agreements to repurchase           48,004        59,875
Junior subordinated debentures                           10,310             -
Other borrowings                                         30,400        39,925
Other liabilities                                         5,144         7,030
                                                    ------------  -------------
  Total liabilities                                     718,701       723,050
                                                    ------------  -------------
Stockholders' equity:
Common stock, $4 par value; authorized 6,000,000
  shares; issued 3,694,040 shares in 2004 and
  3,667,887 shares in 2003                               14,776        14,672
Additional paid-in capital                               16,898        15,960
Retained earnings                                        55,333        52,942
Deferred compensation                                     2,065         1,881
Accumulated other comprehensive income                    2,058         1,581
Less treasury stock at cost, 710,437 shares
  in 2004 and 534,619 shares in 2003                   (25,001)      (16,441)
                                                    ------------  -------------
Total stockholders' equity                               66,129        70,595
                                                    ------------  -------------
Total liabilities and stockholders' equity             $784,830      $793,645
                                                    ============  =============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                    Three months ended March 31,
                                                          2004           2003
                                                    -------------- -------------
Interest income:
Interest and fees on loans                                $ 8,167       $ 8,008
Interest on investment securities                           1,515         1,602
Interest on federal funds sold                                 39            56
Interest on deposits with other
  financial institutions                                        6            54
                                                    -------------- -------------
  Total interest income                                     9,727         9,720
                                                    -------------- -------------
Interest expense:
Interest on deposits                                        2,138         2,698
Interest on securities sold under agreements
  to repurchase                                                72            64
Interest on subordinated debentures                            37             -
Interest on other borrowings                                  440           478
                                                    -------------- -------------
  Total interest expense                                    2,687         3,240
                                                    -------------- -------------
  Net interest income                                       7,040         6,480
                                                    -------------- -------------
Provision for loan losses                                     187           250
                                                    -------------- -------------
  Net interest income after provision
         for loan losses                                    6,853         6,230
                                                    -------------- -------------
Other income:
Trust revenues                                                616           456
Brokerage commissions                                         110            57
Insurance commissions                                         430           424
Service charges                                             1,124         1,038
Securities gains, net                                           -           370
Mortgage banking revenue                                       94           490
Other                                                         524           465
                                                    -------------- -------------
  Total other income                                        2,898         3,300
                                                    -------------- -------------
Other expense:
Salaries and employee benefits                              3,338         3,231
Net occupancy and equipment expense                         1,073         1,063
Amortization of other intangible assets                       175           184
Stationery and supplies                                       134           144
Legal and professional                                        276           231
Marketing and promotion                                       141           132
Other                                                       1,031           951
                                                    -------------- -------------
  Total other expense                                       6,168         5,936
                                                    -------------- -------------
Income before income taxes                                  3,583         3,594
Income taxes                                                1,194         1,232
                                                    -------------- -------------
  Net income                                              $ 2,389       $ 2,362
                                                    ============== =============
Per share data:
Basic earnings per share                                   $ 0.78        $ 0.74
Diluted earnings per share                                 $ 0.77        $ 0.73
                                                    ============== =============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(In thousands)
                                                    Three months ended March 31,
                                                          2004           2003
                                                    -------------- -------------
Cash flows from operating activities:

Net income                                                $ 2,389        $ 2,362
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                   187            250
  Depreciation, amortization and accretion, net               718            771
  Gain on sale of securities, net                               -          (370)
  Loss on sale of other real property owned, net               10             16
  Gain on sale of mortgage loans held for sale, net         (109)          (514)
  Origination of mortgage loans held for sale             (8,524)       (35,912)
  Proceeds from sale of mortgage loans held for sale        8,312         39,375
  Decrease in other assets                                  2,157          1,611
  Increase (decrease) in other liabilities                  (596)            618
                                                    -------------- -------------
Net cash provided by operating activities                   4,544          8,207
                                                    -------------- -------------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                   (1)            (1)
Purchases of premises and equipment                         (234)          (569)
Net decrease (increase) in loans                            2,200        (9,973)
Proceeds from sales of securities available-for-sale            -         13,815
Proceeds from maturities of securities
   available-for-sale                                      29,397         29,900
Proceeds from maturities of securities
   held-to-maturity                                           110         15,105
Purchases of securities available-for-sale               (10,064)       (45,845)
                                                    -------------- -------------
Net cash provided by investing activities                  21,408          2,432
                                                    -------------- -------------
Cash flows from financing activities:
Net increase in deposits                                    8,591          2,193
Decrease in repurchase agreements                        (11,871)        (6,065)
Repayment of short-term FHLB advances                     (5,000)        (5,000)
Issuance of junior subordinated debentures                 10,000              -
Proceeds from short-term debt                               4,675              -
Repayment of short-term debt                              (9,200)          (200)
Proceeds from issuance of common stock                        337            392
Purchase of treasury stock                                (8,376)        (1,689)
Dividends paid on common stock                              (550)          (427)
                                                    -------------- -------------
Net cash used in financing activities                    (11,394)       (10,796)
                                                    -------------- -------------
Increase (decrease) in cash and cash equivalents           14,558          (157)
Cash and cash equivalents at beginning of period           24,949         69,657
                                                    -------------- -------------
Cash and cash equivalents at end of period                $39,507        $69,500
                                                    ============== =============

Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                $ 2,719        $ 3,552
  Income taxes                                                149            254
Loans transferred to real estate owned                         61            108
Dividends reinvested in common stock                          705            422

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


Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant inter-company balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2004 and 2003, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the March 31, 2004 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended March 31, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. The Company operates as a one-segment entity for financial reporting purposes.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.


Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidated Variable Interest Entities"("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. The adoption of the provisions of FIN 46 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides further guidance on the accounting for variable interest entities. The provisions of FIN 46R must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in First Mid-Illinois Statutory Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company. On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate capital securities ("Trust Preferred") through the Trust as part of a pooled offering. The $10 million proceeds of the Trust
Preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The Trust Preferred held by the Trust presently qualify as Tier I Capital for regulatory capital purposes. The adoption of FIN 46R and the de-consolidation of the Trust did not have a material impact on the Company's financial position or results of operations. Currently, the Company does not have any other investments affected by FIN 46R.

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

Comprehensive Income

The Company's comprehensive income for the three-month periods ended March 31, 2004 and 2003 was as follows (in thousands):

                                                Three months ended
                                                    March 31,
                                             -------------------------
                                                  2004         2003
                                             ------------ ------------
Net income                                        $2,389       $2,362
Other comprehensive income:
  Unrealized gain (loss) during the period           779        (265)
  Less realized gain during the period                 -        (370)
  Tax effect                                       (302)          246
                                             ------------ ------------
 Comprehensive income                              $2,866       $1,973
                                             ============ ============


Earnings Per Share

Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2004 and 2003 were as follows:

                                                 Three months ended
                                                      March 31,
                                            ------------------------------
                                                 2004           2003
                                            --------------- --------------
Basic Earnings per Share:
Net income                                      $2,389,000     $2,362,000
Weighted average common shares outstanding       3,063,091      3,186,961
                                            =============== ==============
Basic earnings per common share                      $ .78          $ .74
                                            =============== ==============
Diluted Earnings per Share:
Weighted average common shares outstanding       3,063,091      3,186,961
Assumed conversion of stock options                 54,264         35,189
                                            --------------- --------------
Diluted weighted average common
  shares outstanding                             3,117,355      3,222,150
                                            =============== ==============
Diluted earnings per common share                    $ .77          $ .73
                                            =============== ==============


Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of the insurance agency acquired, and intangible assets arising from the rights to service mortgage loans for others. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2004 and December 31, 2003 (in thousands):

                                              March 31, 2004              December 31, 2003
                                       --------------------------- ---------------------------
                                          Gross                        Gross
                                        Carrying      Accumulated    Carrying     Accumulated
                                          Value      Amortization      Value     Amortization
                                       ----------- --------------- ------------ --------------
Goodwill not subject to amortization      $12,794          $3,760      $12,794         $3,760
Intangibles from branch acquisition         3,015           1,408        3,015          1,358
Core deposit intangibles                    2,805           2,158        2,805          2,089
Mortgage servicing rights                     608             559          608            551
Customer list intangibles                   1,904             413        1,904            365
                                       ----------- --------------- ------------ --------------
                                          $21,126          $8,298      $21,126         $8,123
                                       =========== =============== ============ ==============

Total amortization expense for the periods ended March 31, 2004 and 2003 was as follows (in thousands):

                                               2004         2003
                                        ------------ ------------
Intangibles from branch acquisition            $ 50         $ 50
Core deposit intangibles                         69           73
Mortgage servicing rights                         8           13
Customer list intangibles                        48           48
                                        ------------ ------------
                                               $175         $184
                                        ============ ============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 3/31/04                 $175

Estimated amortization expense:
     For period 04/1/04-12/31/04              $448
     For period ended 12/31/05                $578
     For period ended 12/31/06                $579
     For period ended 12/31/07                $515
     For period ended 12/31/08                $454
     For period ended 12/31/09                $417


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2003, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


Stock Incentive Plan

The Company accounts for its Stock Incentive Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income if the fair value based method had been applied (dollars in thousands).

                                                   Three months ended March 31,
                                                        2004           2003
                                                 --------------- --------------
Net income, as reported                                  $2,389         $2,362
Stock based compensation expense
 determined under fair value based
 method, net of related tax effect                          (42)           (32)
                                                 --------------- --------------
   Pro forma net income                                  $2,347         $2,330
                                                 =============== ==============

Basic Earnings Per Share:
   As reported                                             $.78           $.74
   Pro forma                                                .77            .73

Diluted Earnings Per Share:
   As reported                                             $.77           $.73
   Pro forma                                                .75            .72

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $2,389,000 and $2,362,000 and diluted earnings per share was $.77 and $.73 for the three months ended March 31, 2004 and 2003, respectively. The increase in net income was primarily the result of higher net interest income. The greater percentage increase in earnings per share was the result of a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. In the first quarter of 2004, we acquired 175,818 shares at a total investment of $8,376,000. The following table shows the Company's annualized performance ratios for the three months ended March 31, 2004 and 2003, compared to the performance ratios for the year ended December 31, 2003:

                                         Three months ended    Year ended
                                       March 31,   March 31,   December 31,
                                           2004        2003         2003
                                     ----------- ----------- --------------
Return on average assets                 1.21%       1.24%        1.17%
Return on average equity                13.96%      13.92%       13.11%
Average equity to average assets         8.64%       8.89%        8.94%


Total assets at March 31, 2004 and December 31, 2003 were $784.8 million and $793.6 million, respectively. This decline was primarily a result of called and maturing securities during the first quarter of 2004 that were not immediately replaced in the portfolio and the reduction of liabilities due to lower repurchase agreement balances. Net loan balances were $546.3 million at March 31, 2004, a decrease of $2.1 million, or .4%, from $548.4 million at December 31, 2003 primarily due to seasonal paydowns in the agricultural operating loan portfolio. Total deposit balances increased to $623.6 million at March 31, 2004 from $615.0 million at December 31, 2003.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.82% for the three months ended March 31, 2004, up from 3.65% for the same period in 2003. The increase in the net interest margin is attributable to the increase in the loan portfolio balances since March 31, 2003, which offset declines in yields of loans and securities, combined with decreases in the cost of deposits. Net interest income before the provision for loan losses was $7.0 million for the three months ended March 31, 2004 compared to $6.5 million for the same period in 2003. In 2004, the growth in earning assets primarily composed of the loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities increased net interest income. During the first quarter of 2004, the Company also recovered $85,000 in interest that had been charged-off in a prior period for an agricultural real estate loan.

Noninterest income decreased $402,000, or 12%, to $2.9 million for the three months ended March 31, 2004 compared to $3.3 million in 2003. The primary cause of this decrease was a decline in mortgage banking revenue due to the slowing of refinancings in early 2004. Also, the Company received $370,000 in gains on the sale of securities during the first quarter of 2003, while there were no security gains or losses recognized in 2004. These declines were partially offset by an increase in trust and brokerage revenues due to improvement in equity prices and growth in new business.

Noninterest expense increased 3.9% or $232,000, to $6.1 million for the three months ended March 31, 2004 compared to $5.9 million in 2003. The primary factor in the expense increase was increased salaries and benefits expense and increases in accounting and legal professional fees incurred in implementing the requirements of the Sarbanes-Oxley Act of 2002.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

                                                           2004 vs 2003
                                                         ---------------
 Net interest income                                               $560
 Provision for loan losses                                           63
 Other income, including securities transactions                  (402)
 Other expenses                                                   (232)
 Income taxes                                                        38
                                                         ---------------
 Increase in net income                                             $27
                                                         ===============


Credit quality is an area of importance to the Company and the first quarter of 2004 reflected favorable results in this area. Net charge-offs were 0.08% of average loans compared to .11% in 2003. Total nonperforming loans, which did not change materially, were $3.3 million and $3.2 million at March 31, 2004 and 2003, respectively. At March 31, 2004 the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of March 31, 2004 compared to 69% as of March 31, 2003.

The Company's capital position remains strong and has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2004 and 2003 was 10.85% and 9.88%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2004 and 2003 was 11.65% and 10.60%, respectively. The increase in 2004 was the result of the issuance of trust preferred securities held by First Mid-Illinois Statutory Trust I ("Trust"), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. This was partially offset by a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2004 and 2003 were $100.2 million and $113.5 million, respectively.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See heading "Loan Quality and Allowance for Loan Losses" for a more detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                                           Three months ended                  Three months ended
                                                             March 31, 2004                      March 31, 2003
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                               $2,813         $ 6       0.85%       $20,710       $ 56      1.08%
Federal funds sold                                      18,070          39       0.86%        19,574         54      1.10%
Investment securities
  Taxable                                              141,301       1,206       3.41%       139,997      1,284      3.67%
  Tax-exempt                                            27,741         309       4.46%        28,899        318      4.40%
Loans (1)(2)                                           547,729       8,167       5.96%       500,767      8,008      6.40%
                                                   ------------------------------------------------------------------------
Total earning assets                                   737,654       9,727       5.27%       709,947      9,720      5.48%
                                                   ------------------------------------------------------------------------
Cash and due from banks                                 19,114                                17,809
Premises and equipment                                  15,946                                16,818
Other assets                                            27,465                                22,578
Allowance for loan losses                              (4,495)                               (3,790)
                                                   ------------                       ---------------
Total assets                                          $795,684                              $763,362
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $220,957       $ 341        .62%      $211,168      $ 529      1.00%
  Savings deposits                                      59,757          56        .37%        54,875        100      0.73%
  Time deposits                                        251,022       1,741       2.77%       260,553      2,069      3.18%
Securities sold under
  agreements to repurchase                              55,345          72        .52%        40,720         64      0.63%
FHLB advances                                           28,597         387       5.41%        33,522        418      4.99%
Federal funds purchased                                     35           -           -            56          -          -
Junior subordinated debt                                 3,852          37       3.84%             -          -          -
Other debt                                               8,795          53       2.41%         9,187         60      2.61%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    liabilities                                        628,360       2,687       1.71%       610,081      3,240      2.12%
                                                   ------------------------------------------------------------------------
Non interest-bearing demand deposits                    89,243                                80,856
Other liabilities                                        9,452                                 4,554
Stockholders' equity                                    68,629                                67,871
                                                   ------------                       ---------------
Total liabilities & equity                            $795,684                              $763,362
                                                   ============                       ===============
Net interest income                                                $ 7,040                              $ 6,480
                                                              ============                          ===========
Net interest spread                                                              3.56%                               3.36%
Impact of non-interest
 bearing funds                                                                    .26%                                .29%
                                                                          ------------                         ------------
Net yield on interest-
  earning assets                                                                 3.82%                               3.65%
                                                                          ============                         ============


(1)  Loan fees are included in interest income and are not material.
(2) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2004, compared to the same period in 2003 (in thousands):

                                      For the three months ended March 31,
                                             2004 compared to 2003
                                             Increase / (Decrease)
                                       Total                          Rate/
                                      Change     Volume      Rate    Volume (3)
                                   -------------------------------------------
Earning Assets:
Interest-bearing deposits                $ (50)    $ (48)     $ (12)    $ 10
Federal funds sold                         (15)       (4)       (12)       1
Investment securities:
  Taxable                                  (78)       12        (91)       1
  Tax-exempt                                (9)      (13)         4        -
Loans (1)(2)                               159       751       (551)     (41)
                                   -------------------------------------------
  Total interest income                      7       698       (662)     (29)
                                   -------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                         (188)       24       (201)     (11)
  Savings deposits                         (44)        9        (49)      (4)
  Time deposits                           (328)      (76)      (267)      15
Securities sold under
  agreements to repurchase                   8        23        (11)      (4)
FHLB advances                              (31)      (61)        35       (5)
Federal funds purchased                      -         -          -        -
Junior subordinated debt                    37         -          -       37
Other debt                                  (7)       (3)        (5)       1
                                   -------------------------------------------
  Total interest expense                  (553)      (84)      (498)      29
                                   -------------------------------------------
Net interest income                       $560      $782      $(164)    $(58)
                                   ===========================================

(1)  Loan fees are included in interest income and are not material.
(2) Nonaccrual loans are not material and have been included in the average balances.
(3)  The  changes  in  rate/volume  are  computed  on  a  consistent   basis  by
     multiplying the change in rates with the change in volume.


Net interest income increased $560,000, or 8.6% to $7,040,000 for the three months ended March 31, 2004, from $6,480,000 for the same period in 2003. The increase in net interest income was primarily due to growth in earning assets primarily composed of loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities. The Company also recovered $85,000 in interest that had been charged-off in a prior period for an agricultural real estate loan.

For the three months ended March 31, 2004, average earning assets increased by $27.7 million, or 3.9%, and average interest-bearing liabilities increased $18.3 million, or 3.0%, compared with average balances for the same period in 2003. Changes in average balances are shown below:

     <    Average  loans  increased by $47.0 million or 9.4% in 2004 compared to
          2003.

     <    Average securities increased by $.1 million or .1% in 2004 compared to
          2003.

     <    Average interest-bearing deposits increased by $5.1 million or 1.0% in
          2004 compared to 2003.

     <    Average  securities sold under  agreements to repurchase  increased by
          $14.6 million or 35.9% in 2004 compared to 2003.

     <    Average  borrowings  and other debt decreased by $5.3 million or 12.4%
          in 2004 compared to 2003.

     <    Net interest margin increased to 3.82% in 2004 from 3.65% in 2003.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for March 31, 2004 and 2003 were $159,000 and $164,000, respectively. The net yield on interest-earning assets (TE) was 3.90% in 2004 and 3.74% in 2003.


Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $187,000 compared to $250,000 for the same period in 2003. The decrease in the provision was due to a decrease in net charge-offs, partially offset by an increase in non-performing loans. Net charge-offs were $113,000 for the three months ended March 31, 2004 compared to $132,000 during the same period in 2003. Nonperforming loans increased slightly from $3,233,000 as of March 31, 2003 to $3,271,000 as of March 31, 2004. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three-month periods ended March 31, 2004 and 2003 (in thousands):


                                        Three months ended March 31,
                                          2004          2003      $ Change
                                 -------------- ------------- -------------
Trust                                     $616          $456          $160
Brokerage                                  110            57            53
Insurance commissions                      430           424             6
Service charges                          1,124         1,038            86
Security gains                               -           370         (370)
Mortgage banking                            94           490         (396)
Other                                      524           465            59
                                 -------------- ------------- -------------
  Total other income                    $2,898        $3,300        $(402)
                                 ============== ============= =============


Following are explanations for the three months ended March 31, 2004 compared to the same period in 2003:

     <    Trust revenues  increased $160,000 or 35.1% to $616,000 from $456,000.
          Trust assets, reported at market value, were $361 million at March 31, 2004 compared to $313 million at March 31, 2003. The increase in trust revenues was the result of new business and an increase in equity prices.

     <    Revenues from  brokerage  increased  $53,000 or 93.0% to $110,000 from
          $57,000  as  a  result  of  an   increase   in  the  number  of  stock
          transactions.

     <    Insurance  commissions  increased  $6,000  or  1.4% to  $430,000  from
          $424,000. Increased sales of business property and casualty insurance increased revenues.

     <    Fees from service charges increased $86,000 or 8.3% to $1,124,000 from
          $1,038,000. This was primarily the result of continued increases in overdraft fees after implementation of a new program called Payment Privilege in July 2002. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

     <    There were no sales of securities  resulting in net security  gains in the first quarter of 2004 compared to $370,000 in the same period of 2003.

     <    Mortgage  banking income  decreased  $396,000 or 80.8% to $94,000 from
          $490,000. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

          <    $3.1 million (representing 33 loans) for the 1st quarter of 2004.
          <    $38.9  million  (representing  437 loans) for the 1st  quarter of
               2003.

          First Mid Bank generally releases the servicing rights on loans sold into the secondary market. Accordingly, capitalized originated mortgage servicing rights are not material to the consolidated financial statements.

     <    Other income  increased  $59,000 or 12.7% to $524,000  from  $465,000.
          This increase was primarily due to prior years' income tax refunds received during the first quarter of 2004.



Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2004 and 2003 (in thousands):


                                      Three months ended March 31,
                                    2004          2003        $ Change
                                 ------------ ------------- -------------
Salaries and benefits                $ 3,338       $ 3,231         $ 107
Occupancy and equipment                1,073         1,063            10
Amortization of intangibles              175           184           (9)
Stationery and supplies                  134           144          (10)
Legal and professional fees              276           231            45
Marketing and promotion                  141           132             9
Other operating expenses               1,031           951            80
                                 ------------ ------------- -------------
  Total other expense                $ 6,168       $ 5,936         $ 232
                                 ============ ============= =============



Following are explanations for the three months ended March 31, 2004 compared to the same period in 2003:

     <    Salaries  and  employee  benefits,  the  largest  component  of  other expense,  increased  $107,000 or 3.3% to $3,338,000  from  $3,231,000.
          This increase is primarily due to merit increases for continuing employees. There were 311 full-time equivalent employees at March 31, 2004 compared to 324 at March 31, 2003.

     <    Occupancy  and  equipment   expense   increased  $10,000  or  0.9%  to
          $1,073,000 from $1,063,000, primarily due to increased property taxes.

     <    Other operating  expenses  increased  $80,000 or 8.4% to $1,031,000 in
          2004 from $951,000 in 2003. This increase was a result of increases in various operating expenses in the first quarter of 2004, including an increase of $27,000 in postage expense.

     <    All other categories of operating  expenses increased a net of $35,000 or 5.1% to $726,000 from $691,000. The increase was primarily due to increased legal and professional fees resulting from the provisions of the Sarbanes-Oxley of 2002 and from fees associated with the issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Company, during the first quarter of 2004.



Income Taxes

Total income tax expense amounted to $1,194,000 (33.3% effective tax rate) for the three months ended March 31, 2004, compared to $1,232,000 (34.3% effective tax rate) for the same period in 2003. The decrease in the effective tax rate in 2004 compared to 2003 is due to an increase in state tax-exempt interest income from U.S. agency securities.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2004 and December 31, 2003 (in thousands):

                                       March 31,   December 31,
                                            2004           2003
                                  --------------- --------------
Real estate - residential               $115,796       $113,905
Real estate - agricultural                51,186         52,509
Real estate - commercial                 232,415        224,427
                                  --------------- --------------
 Total real estate - mortgage           $399,397       $390,841
Commercial and agricultural              121,696        131,609
Installment                               28,352         28,932
Other                                      1,387          1,442
                                  --------------- --------------
  Total loans                           $550,832       $552,824
                                  =============== ==============


Overall loans decreased $2.0 million, or .4% as a result of seasonal declines in agricultural operating loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,071,000 and $751,000 as of March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004, the Company had loan concentrations in agricultural industries of $85.1 million, or 15.4%, of outstanding loans and $93.3 million, or 18.1%, at December 31, 2003. In addition, the Company had loan concentrations in the following industries as of March 31, 2004 compared to December 31, 2003 (dollars in thousands):

                                             March 31, 2004                  December 31, 2003
                                         Principal     % outstanding      Principal      % outstanding
                                          balance          loans           balance           loans
                                    ---------------- --------------- ----------------- ---------------
Operators of non-residential
buildings                                   $17,025            3.1%           $11,633            2.1%
Apartment building owners                    19,328            3.5%            21,207            3.8%
Motels, hotels & tourist courts              26,874            4.9%            26,962            4.9%


The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2004, by maturities (in thousands):


                                                                  Maturity (1)
                                         ----------------------------------------------------------------
                                                                  Over 1
                                               One year          through           Over
                                              or less (2)        5 years          5 years          Total
                                         ----------------------------------------------------------------
Real estate - residential                        $ 54,506       $ 59,561           $1,729       $115,796
Real estate - agricultural                          9,752         36,373            5,062         51,187
Real estate - commercial                           68,223        139,300           24,892        232,415
                                         ----------------------------------------------------------------
  Total real estate - mortgage                   $132,481       $235,234         $ 31,683       $399,398
Commercial and agricultural                        86,339         34,034            1,322        121,695
Installment                                        14,911         13,392               49         28,352
Other                                                 583            671              133          1,387
                                         ----------------------------------------------------------------
  Total loans                                    $234,314       $283,331         $ 33,187       $550,832
                                         ================================================================

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2004, loans with maturities over one year consisted of approximately $224,681,000 in fixed rate loans and $91,837,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2004 and December 31, 2003 (in thousands):

                                               March 31,    December 31,
                                                    2004            2003
                                           -------------- ---------------
Nonaccrual loans                                  $3,235          $3,296
Renegotiated loans which are performing
  in accordance with revised terms                    35              35
                                           -------------- ---------------
Total nonperforming Loans                         $3,270          $3,331
                                           ============== ===============


At March 31, 2004, approximately $1,373,000 of nonperforming loans resulted from collateral-dependent loans to two borrowers. The $61,000 decrease in nonaccrual loans during the three months ended March 31, 2004 resulted from the net of $1,427,000 of loans put on nonaccrual status, $1,470,000 of loans brought current or paid-off and $18,000 of loans transferred to other real estate owned.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $53,000 for the three months ended March 31, 2004 and $211,000 for the year ended December 31, 2003.


Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management's best estimate of the reserve necessary to adequately cover probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an allowance for loan losses that is adequate but not excessive. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance for loan losses include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2004, the Company's loan portfolio included $85.1 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $8.2 million from $93.3 million at December 31, 2003. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $26.9 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $17.0 million of loans to operators of non-residential buildings and $19.3 million of loans to apartment building owners.

Analysis of the allowance for loan losses as of March 31, 2004 and 2003, and of changes in the allowance for the three-month periods ended March 31, 2004 and 2003, was as follows (dollars in thousands):


                  Three months ended March 31,
                                                    2004            2003
                                            --------------------------------
Average loans outstanding,
  net of unearned income                           $547,729        $500,767
Allowance-beginning of period                       $ 4,426         $ 3,723
Charge-offs:
Real estate-mortgage                                     18              12
Commercial, financial & agricultural                    101             114
Installment                                              19              26
                                            --------------------------------
  Total charge-offs                                     138             152

Recoveries:
Real estate-mortgage                                     15               -
Commercial, financial & agricultural                     10              11
Installment                                               -               9
                                            --------------------------------
  Total recoveries                                       25              20
                                            --------------------------------
Net charge-offs (recoveries)                            113             132
Provision for loan losses                               187             250
                                            --------------------------------
Allowance-end of period                             $ 4,500         $ 3,841
                                            ================================
Ratio of annualized net charge-offs
  to average loans                                     .08%            .11%
                                            ================================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .82%            .76%
                                            ================================
Ratio of allowance for loan losses
  to nonperforming loans                             137.6%          118.8%
                                            ================================


During the first quarter of 2004, the Company had a charge-off of $83,000 on a commercial loan of a single borrower.

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the board of directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a quarterly basis, the board of directors and management review the status of problem loans and determine the adequacy of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.


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

The following table sets forth the amortized cost of the securities as of March 31, 2004 and December 31, 2003 (dollars in thousands):

                                       March 31, 2004             December 31, 2003
                                ----------------------------- ---------------------------
                                                 Weighted                     Weighted
                                  Amortized       Average      Amortized      Average
                                    Cost           Yield          Cost         Yield
                                -------------- -------------- ------------- -------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies           $ 92,932          3.27%      $109,544         3.25%
Obligations of states and
 political subdivisions                26,101          4.60%        26,895         4.86%
Mortgage-backed securities             19,404          2.54%        21,607         3.64%
Other securities                       17,587          5.74%        17,521         5.87%
                                -------------- -------------- ------------- -------------
    Total securities                 $156,024          3.68%      $175,567         3.81%
                                ============== ============== ============= =============


At March 31, 2004, the Company's investment portfolio showed a slight increase in other securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies and mortgage-backed securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains           Losses           Value
                                                              --------------- --------------- ---------------- --------------
March 31, 2004
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $ 92,932          $1,072             $  -       $ 94,004
Obligations of states and political
 subdivisions                                                         24,534           1,367                -         25,901
Mortgage-backed securities                                            19,404             282             (50)         19,636
Federal Home Loan Bank stock                                           5,064               -                -          5,064
Other securities                                                      12,523             701                -         13,224
                                                              --------------- --------------- ---------------- --------------
 Total available-for-sale                                           $154,457         $ 3,422           $ (50)       $157,829
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,567            $ 84                -        $ 1,651
                                                              =============== =============== ================ ==============
December 31, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $109,544           $ 786            $(98)       $110,232
Obligations of states and political
 subdivisions                                                         25,218           1,229                -         26,447
Mortgage-backed securities                                            21,607             259             (94)         21,772
Federal Home Loan Bank stock                                           5,000               -                -          5,000
Other securities                                                      12,521             509                -         13,030
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale                                          $173,890         $ 2,783           $(192)       $176,481
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,677            $ 12            $ (2)        $ 1,687
                                                              =============== =============== ================ ==============


At March 31, 2004, there were no securities in a continuous unrealized loss position for twelve months or more.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2004 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).

                                                    After 1       After 5     After
                                      One year      through      through       ten
                                       or less      5 years      10 years     years      Total
                                    ------------ ------------ ------------ ---------- -----------
Available-for-sale:
U.S. Treasury securities and
  Obligations of U.S. government
  corporations and agencies             $16,980     $ 60,038     $10,940     $ 4,974    $ 92,932
Obligations of state and
  political subdivisions                  2,465        8,581       9,406       4,082      24,534
Mortgage-backed securities                  566       18,838           -           -      19,404
Federal Home Loan Bank stock                  -            -           -       5,064       5,064
Other securities                              -            -           -      12,523      12,523
                                    ------------ ------------ ------------ ---------- -----------
Total investments                       $20,011      $87,457     $20,346     $26,643    $154,457
                                    ============ ============ ============ ========== ===========
Weighted average yield                    4.06%        2.99%       4.23%       5.13%       3.66%
Full tax-equivalent yield                 4.27%        3.18%       5.16%       5.47%       3.98%
                                    ============ ============ ============ ========== ===========
Held-to-maturity:
Obligations of state and
  political subdivisions                  $ 135        $ 600       $ 270       $ 562     $ 1,567
                                    ============ ============ ============ ========== ===========
Weighted average yield                    5.17%        5.41%       5.67%       5.40%       5.43%
Full tax-equivalent yield                 7.48%        7.84%       8.23%       7.80%       7.86%
                                    ============ ============ ============ ========== ===========

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at March 31, 2004.

Investment securities carried at approximately $130,673,000 and $147,603,000 at March 31, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2004 and for the year ended December 31, 2003 (dollars in thousands):


                                 March 31, 2004           December 31, 2003
                            ------------------------ ---------------------------
                                           Weighted                Weighted
                                           Average                  Average
                                Amount       Rate         Amount      Rate
                            ------------ ----------- ------------ -----------
Demand deposits:
  Non-interest-bearing         $ 89,243           -     $ 85,368           -
  Interest-bearing              220,957        .61%      219,809        .81%
Savings                          59,757        .37%       56,402        .54%
Time deposits                   251,022       2.78%      250,403       3.06%
                            ------------ ----------- ------------ -----------
  Total average deposits       $620,979       1.38%     $611,982       1.59%
                            ============ =========== ============ ===========

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2004 and December 31, 2003 (in thousands):

                                 March 31,    December 31,
                                      2004            2003
                             -------------- ----------------
3 months or less                  $ 17,685        $ 20,510
Over 3 through 6 months             22,273          10,906
Over 6 through 12 months            22,365          24,654
Over 12 months                      30,945          28,446
                             -------------- ----------------
  Total                           $ 93,268        $ 84,516
                             ============== ================


During the first quarter of 2004, the balance of time deposits of $100,000 or more increased by $8.8 million. The increase in balances was primarily attributable to an increase in brokered CDs of $6 million.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $29.0 million and $22.9 as of March 31, 2004 and December 31, 2003, respectively. The Company also maintains time deposits for the State of Illinois with balances of $6.2 million and $6.3 million as of March 31, 2004 and December 31, 2003, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.


Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2004 and December 31, 2003 is presented below (dollars in thousands):

                                                    March 31,    December 31,
                                                         2004            2003
                                                 ------------- ---------------
   Securities sold under agreements to repurchase      $48,004        $ 59 875
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                5,000           5,000
    Fixed term - due after one year                    20,300          25,300
  Debt:
    Loans due in one year or less                       4,700           9,025
    Loans due after one year                              400             600
    Junior subordinated debentures                     10,310               -
                                                 ------------- ---------------
    Total                                             $88,714         $99,800
                                                 ============= ===============
    Average interest rate at end of period              2.55%           2.13%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase      $53,609         $59,875
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                5,000           5,000
    Fixed term - due after one year                    25,300          30,300
  Debt:
    Loans due in one year or less                       9,025           9,025
    Loans due after one year                              400             600
    Junior subordinated debentures                     10,310               -
                                                 ------------- ---------------
    Total                                            $103,644        $104,800
                                                 ============= ===============

                                                    March 31,    December 31,
                                                         2004            2003
                                                 ------------- ---------------
Averages for the period (YTD)
  Securities sold under agreements to repurchase      $55,345         $47,795
  Federal Home Loan Bank advances:
    Fixed term - due in one year or less                5,000           5,000
    Fixed term - due after one year                    23,597          26,094
  Federal funds purchased                                  35              14
  Debt:
    Loans due in one year or less                       8,334           8,796
    Loans due after one year                              462             615
    Junior subordinated debentures                      3,852               -
                                                 ------------- ---------------
    Total                                             $96,625         $88,314
                                                 ============= ===============
    Average interest rate during the period             2.34%           2.41%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $25.3 million as follows:

     <    $5 million advance at 6.16% with a 5-year maturity, due March 20, 2005
     <    $2.3  million  advance at 6.10% with a 5-year  maturity,  due April 7,
          2005
     <    $5 million advance at 6.12% with a 5-year  maturity, due September 6,
          2005
     <    $5 million advance at 5.34% with a 5-year  maturity, due December 14,
          2005
     <    $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
     <    $5 million advance at 4.33% with a 10-year maturity, due November 23,
          2011

Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At March 31, 2004, outstanding loan balances include $4,500,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal funds rate (2.25% as of March 31, 2004) and set to mature October 23, 2004. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2004 and at December 31, 2003.

The balance also includes a $600,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of March 31, 2004) and principal payable annually over five years, with a final maturity of January 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million proceeds of the Trust Preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether deconsolidation of the Trust will effect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well capitalized.

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

The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company's asset liability management committee (ALCO) oversees the interest rate sensitivity position and directs the overall allocation of funds.

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

The following table sets forth the Company's interest rate repricing gap for selected maturity periods at March 31, 2004 (dollars in thousands):

                                                             Number of Months Until Next Repricing Opportunity
                                                    0-1             1-3              3-6             6-12            12+
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-earning assets:
Federal funds sold                                    $21,167           $   -           $    -           $   -          $    -
Taxable investment securities                          20,997          11,610            4,775           6,729          87,816
Nontaxable investment securities                            -               -                -           3,993          23,475
Loans                                                 163,333          34,552           36,504          70,557         245,886
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 205,497        $ 46,162          $41,279        $ 81,279        $357,177
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                           $41,744          $2,741          $ 1,693         $ 3,728        $158,559
Money market accounts                                  47,371             565              847           1,605          27,752
Other time deposits                                    19,895          23,046           53,384          61,813          92,808
Short-term borrowings/debt                             48,004               -                -           9,700               -
Long-term borrowings/debt                                   -               -                -               -          31,010
                                               --------------- --------------- ---------------- --------------- ---------------
   Total                                             $157,014        $ 26,352          $55,924        $ 76,846        $310,129
                                               =============== =============== ================ =============== ===============
  Periodic GAP                                        $48,483        $ 19,810        $(14,645)         $ 4,433         $47,048
                                               =============== =============== ================ =============== ===============
  Cumulative GAP                                      $48,483        $ 68,293          $53,648        $ 58,081        $105,129
                                               =============== =============== ================ =============== ===============
GAP as a % of interest-earning assets:
  Periodic                                               6.6%            2.7%            -2.0%            0.6%            6.4%
  Cumulative                                             6.6%            9.3%             7.3%            7.9%           14.4%


The static GAP analysis shows that at March 31, 2004, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

At March 31, 2004, the Company's stockholders' equity had decreased $4,466,000 or 6.3% to $66,129,000 from $70,595,000 as of December 31, 2003. During the first three months of 2004, net income contributed $2,389,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $477,000, net of tax. Additional purchases of treasury stock (175,818 shares at an average cost of $47.64 per share) decreased stockholders' equity by $8,376,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2004 and December 31, 2003, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by First Mid-Illinois Statutory Trust I are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether deconsolidation of the Trust will effect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well capitalized.

As of March 31, 2004, the most recent notification from the OCC categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                        To Be Well
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
March 31, 2004
Total Capital (to risk-weighted assets)
  Company                                        $65,791       11.65%      $45.190      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  67,075       11.98%       44,810      > 8.00%      $56,012      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         61,291       10.85%       22,595      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  62,575       11.17%       22,405      > 4.00%       33,607      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         61,291        7.86%       31,177      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  62,575        7.08%       30,987      > 4.00%       38,734      > 5.00%
                                                                                        -                         -
December 31, 2003
Total Capital (to risk-weighted assets)
  Company                                        $60,494       10.61%      $45,613      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  65,356       11.57%       45,190      > 8.00%      $56,488      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         56,068        9.83%       22,807      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930       10.79%       22,595      > 4.00%       33,893      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         56,068        7.18%       31,217      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930        7.85%       31,059      > 4.00%       38,824      > 5.00%
                                                                                        -                         -


Banks and financial holding companies and bank holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.


Stock Plans

Participants  may purchase  Company stock under the following  four plans of the
Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2003 Annual Report on Form 10-K.

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock, bringing the aggregate total on March 31, 2004 to 8% of the Company's common stock plus $18 million of additional shares. Subsequently, on April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the current aggregate total to 8% of the Company's common stock plus $23 million of additional shares.

During the three-month period ending March 31, 2004, the Company repurchased 175,818 shares at a total price of $8,376,000. On February 9, 2004, the Company acquired as treasury stock, a total of 100,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these shares amounted to $4,750,000. Since 1998, the Company has repurchased a total of 707,437 shares at a total price of $22,911,000. As of March 31, 2004, the Company was authorized per all repurchase programs to purchase $1,295,000 in additional shares.


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight Federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:


     <    First Mid Bank has $17 million  available  in  overnight  Federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2004, First Mid Bank's ratios of total capital to risk-weighted assets of 11.98% and Tier 1 capital to total average assets of 7.08% exceeded minimum regulatory requirements.

     <    First Mid Bank can also borrow  from the  Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2004, the excess collateral at the Federal Home Loan Bank will support approximately $41 million of additional advances.

     <    First Mid Bank also receives deposits from the State of Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     <    First Mid Bank is also a member of the Federal  Reserve System and can borrow funds provided that sufficient collateral is pledged.

     <    In  addition,  the  Company has a revolving  credit  agreement  in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $4,500,000 as of March 31, 2004, and $10,500,000 in available funds. The credit agreement matures on October 23, 2004. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2004.

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2004 (in thousands):


                                                     Less than                                      More than
                                         Total          1 year       1-3 years       3-5 years        5 years
                                 -------------- --------------- --------------- --------------- --------------
Time deposits                         $253,856        $160,646         $42,514         $50,123           $573
Debt                                    15,410           4,700             400               -              -
Junior subordinated debentures               -               -               -               -         10,310
Other borrowings                        73,304          53,004          12,300               -          8,000
Operating leases                         2,233             306             452             326          1,149
                                 -------------- --------------- --------------- --------------- --------------
                                      $344,803        $218,656         $55,666         $50,449        $20,032
                                 ============== =============== =============== =============== ==============


For the three-month period ended March 31, 2004, net cash of $4.5 million and $21.4 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $11.4 million. Thus, cash and cash equivalents increased by $14.5 million since year-end 2003. Generally, during 2004, proceeds from maturities of available-for-sale securities not immediately reinvested increased cash balances.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million proceeds of the Trust Preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes.

Management believes that it has adequate sources of liquidity to meet its contractual obligations as well as to provide for contingencies that might reasonably be expected to occur.

First Mid Bank enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. Each of these instruments involves, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The Company uses the same credit policies and requires similar collateral in approving lines of credit and commitments and issuing letters of credit as it does in making loans. The exposure to credit losses on financial instruments is represented by the contractual amount of these instruments. However, the Company does not anticipate any losses from these instruments.

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                                      March 31,   December 31,
                                                           2004           2003
                                                  -------------- --------------
Unused commitments, including lines of credit:
    Commercial real estate                             $ 26,965       $ 24,283
    Commercial operating                                 34,922         32,928
    Home equity                                          14,239         13,207
    Other                                                21,343         14,991
                                                  -------------- --------------
       Total                                           $ 97,469       $ 85,409
                                                  ============== ==============
Standby letters of credit                               $ 2,732        $ 2,440
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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2003. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's and all of its wholly owned subsidiaries' "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's and all of its wholly owned subsidiaries' disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Further, there have been no changes in the Company's internal controls during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company's internal controls over financial reporting.


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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information called for by Item 2 with respect to purchases of equity securities by the Company is provided in the table below.


                                          ISSUER PURCHASES OF EQUITY SECURITIES
                     ------------------------------------------------------------------------------------------------------
                                                                     (c) Total Number of Shares    (d) Approximate Dollar
                                                                        Purchased as Part of      Value of Shares that May
                      (a) Total Number of      (b) Average Price      Publicly Announced Plans     Yet Be Purchased Under
      Period            Shares Purchased         Paid per Share              or Programs             the Plans or Programs
-------------------  ----------------------- ----------------------- ---------------------------- -------------------------
January 1, 2004 -              --                      --                        --                      $9,671,006
January 31, 2004
February 1, 2004 -
February 29, 2004           153,104                  $47.49                    153,104                   $2,400,247
March 1, 2004 -
March 31, 2004               22,714                  $48.65                    22,714                    $1,294,861
                     ----------------------- ----------------------- ---------------------------- -------------------------
Total                       175,818                  $47.64                    175,818                   $1,294,861
                     ======================= ======================= ============================ =========================


On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003 the Board approved the repurchase of $10 million of additional shares of the Company's common stock, bringing the aggregate total on March 31, 2004 to 8% of the Company's common stock plus $18 million of additional shares. Subsequently, on April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the current aggregate total to 8% of the Company's common stock plus $23 million of additional shares.

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

     The Company filed Form 8-K on April 29, 2004 regarding the Company's financial statements as of March 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  May 7, 2004


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

          b)   [Reserved]

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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






Date: May 7, 2004

By:  /s/ William S. Rowland

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

          b)   [Reserved]

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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





Date: May 7, 2004

By:  /s/ Michael L. Taylor

    Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, and I, Michael L. Taylor, Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.







Date:  May 7, 2004

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer