Form 10-Q
period 2004-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2004-08-06
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                         Commission file number: 0-13368


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

As  of  August  6,  2004,   4,472,308  common  shares,  $4.00  par  value,  were
outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)               June 30,   December 31,
(In thousands, except share data)                         2004           2003
                                                   ------------ --------------
Assets
Cash and due from banks:
  Non-interest bearing                                $ 18,726       $ 20,659
  Interest bearing                                         352          2,915
Federal funds sold                                         550          1,375
                                                   ------------ --------------
  Cash and cash equivalents                             19,628         24,949
Investment securities:
  Available-for-sale, at fair value                    167,357        176,481
  Held-to-maturity, at amortized cost (estimated
    fair value of $1,604 and $1,687 at June 30,
    2004 and December 31, 2003, respectively)            1,567          1,677
Loans                                                  576,041        552,824
Less allowance for loan losses                         (4,505)        (4,426)
                                                   ------------ --------------
  Net loans                                            571,536        548,398
Premises and equipment, net                             15,797         16,059
Accrued interest receivable                              4,746          5,570
Goodwill, net                                            9,034          9,034
Intangible assets, net                                   3,646          3,969
Other assets                                             8,564          7,508
                                                   ------------ --------------
  Total assets                                        $801,875      $ 793,645
                                                   ============ ==============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                $ 78,901       $ 94,723
  Interest bearing                                     551,617        520,269
                                                   ------------ --------------
  Total deposits                                       630,518        614,992
Accrued interest payable                                 1,608          1,228
Securities sold under agreements to repurchase          52,582         59,875
Junior subordinated debentures                          10,310              -
Other borrowings                                        36,200         39,925
Other liabilities                                        5,217          7,030
                                                   ------------ --------------
  Total liabilities                                    736,435        723,050
                                                   ------------ --------------
Stockholders' equity:
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,557,888 shares in 2004 and
  5,501,831 shares in 2003                              14,821         14,672
Additional paid-in capital                              17,400         15,960
Retained earnings                                       56,745         52,942
Deferred compensation                                    2,064          1,881
Accumulated other comprehensive income                      60          1,581
Less treasury stock at cost, 1,085,580 shares
  in 2004 and 801,928 shares in 2003                  (25,650)       (16,441)
                                                   ------------ --------------
 Total stockholders' equity                              65,440         70,595
                                                   ------------ --------------
Total liabilities and stockholders' equity            $801,875       $793,645
                                                   ============ ==============


See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                        Three months ended June 30,   Six months ended June 30,
                                                          2004             2003          2004            2003
                                                      -------------- -------------- -------------- --------------
Interest income:
Interest and fees on loans                                  $ 8,204        $ 8,075       $ 16,371       $ 16,083
Interest on investment securities                             1,545          1,573          3,060          3,175
Interest on federal funds sold                                    9             43             48             97
Interest on deposits with other financial institutions            3             38              9             94
                                                      -------------- -------------- -------------- --------------
  Total interest income                                       9,761          9,729         19,488         19,449
Interest expense:
Interest on deposits                                          2,156          2,571          4,294          5,269
Interest on securities sold under agreements
  to repurchase                                                  62             68            134            132
Interest on subordinated debentures                             103              -            140              -
Interest on other borrowings                                    406            465            846            943
                                                      -------------- -------------- -------------- --------------
  Total interest expense                                      2,727          3,104          5,414          6,344
                                                      -------------- -------------- -------------- --------------
  Net interest income                                         7,034          6,625         14,074         13,105
Provision for loan losses                                       188            250            375            500
                                                      -------------- -------------- -------------- --------------

  Net interest income after provision for loan losses         6,846          6,375         13,699         12,605
Other income:
Trust revenues                                                  546            489          1,162            945
Brokerage commissions                                           117             67            227            124
Insurance commissions                                           346            354            776            778
Service charges                                               1,193          1,100          2,317          2,138
Securities gains, net                                            92              -             92            370
Mortgage banking revenue                                        152            449            246            939
Other                                                           497            511          1,021            976
                                                      -------------- -------------- -------------- --------------
  Total other income                                          2,943          2,970          5,841          6,270
Other expense:
Salaries and employee benefits                                3,371          3,329          6,709          6,560
Net occupancy and equipment expense                           1,086          1,060          2,159          2,123
Amortization of other intangible assets                         148            181            323            365
Stationery and supplies                                         122            143            256            287
Legal and professional                                          276            255            552            486
Marketing and promotion                                         255            190            396            322
Other                                                           978            977          2,009          1,928
                                                      -------------- -------------- -------------- --------------
  Total other expense                                         6,236          6,135         12,404         12,071
                                                      -------------- -------------- -------------- --------------
Income before income taxes                                    3,553          3,210          7,136          6,804
Income taxes                                                  1,190          1,088          2,384          2,320
                                                      -------------- -------------- -------------- --------------
  Net income                                                $ 2,363        $ 2,122        $ 4,752        $ 4,484
                                                      ============== ============== ============== ==============
Per share data:
Basic earnings per share                                     $ 0.53         $ 0.45         $ 1.05         $ 0.94
Diluted earnings per share                                   $ 0.52         $ 0.44         $ 1.03         $ 0.93
                                                      ============== ============== ============== ==============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)           Six months ended
(In thousands)                                                  June 30,
                                                             2004       2003
                                                          ---------- ----------
Cash flows from operating activities:
Net income                                                  $ 4,752    $ 4,484
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                     375        500
  Depreciation, amortization and accretion, net               1,354      1,527
  Gain on sale of securities, net                              (92)      (370)
  Loss on sale of other real property owned, net                 30         30
  Gain on sale of mortgage loans held for sale, net           (297)    (1,022)
  Origination of mortgage loans held for sale              (23,063)   (74,815)
  Proceeds from sale of mortgage loans held for sale         22,851     76,417
  Decrease in other assets                                      875      1,006
  Decrease in other liabilities                               (175)      (806)
                                                          ---------- ----------
Net cash provided by operating activities                     6,610      6,651
                                                          ---------- ----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                       -        (1)
Purchases of premises and equipment                           (637)      (710)
Net increase in loans                                      (23,004)   (24,075)
Proceeds from sales of other real property owned                144        520
Proceeds from sales of securities available-for-sale          5,137     13,815
Proceeds from maturities of securities available-for-sale    51,776     57,860
Proceeds from maturities of securities held-to-maturity         110     20,105
Purchases of securities available-for-sale                 (50,322)   (98,375)
Purchases of securities held-to-maturity                          -      (144)
                                                          ---------- ----------
Net cash used in investing activities                      (16,796)   (31,005)
                                                          ---------- ----------
Cash flows from financing activities:
Net increase (decrease) in deposits                          15,526    (5,288)
Decrease in repurchase agreements                           (7,293)    (5,881)
Proceeds from short-term FHLB advances                        3,800          -
Repayment of short-term FHLB advances                       (5,000)    (5,000)
Issuance of junior subordinated debentures                   10,000          -
Proceeds from short-term debt                                 6,675        500
Repayment of short-term debt                                (9,200)      (200)
Proceeds from issuance of common stock                          337        502
Purchase of treasury stock                                  (9,026)    (2,075)
Dividends paid on common stock                                (954)      (778)
                                                          ---------- ----------
Net cash provided by (used in) financing activities           4,865   (18,220)
                                                          ---------- ----------
Decrease in cash and cash equivalents                       (5,321)   (42,274)
Cash and cash equivalents at beginning of period             24,949     69,657
                                                          ---------- ----------
Cash and cash equivalents at end of period                  $19,628    $27,383
                                                          ========== ==========
Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                  $ 5,794    $ 6,509
  Income taxes                                                2,308      2,788
Loans transferred to real estate owned                          730        108
Dividends reinvested in common stock                          1,252        873

Notes to Consolidated Financial Statements
(unaudited)

Website The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.


Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2004 and 2003, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the June 30, 2004 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended June 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. The Company operates as a one-segment entity for financial reporting purposes.

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

Stock Split

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend for all shareholders of record as of July 6, 2004. Par value remained at $4 per share. All current and prior period share and per share amounts have been restated giving retroactive recognition to the stock split. The stock split increased the Company's outstanding common shares as of June 30, 2004 from 2,981,539 to 4,472,308 shares.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidated Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. The adoption of the provisions of FIN 46 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which provides further guidance on the accounting for variable interest entities. The provisions of FIN 46R must be applied to an interest held in a variable interest entity or potential variable interest entity at the end of the first interim period after December 31, 2003. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in First Mid-Illinois Statutory Trust I ("Trust"), a statutory business trust and wholly-owned subsidiary of the Company. On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate capital securities ("trust preferred") through the Trust as part of a pooled offering. The $10 million in proceeds from the Trust Preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The Trust Preferred held by the Trust presently qualify as Tier I Capital for regulatory capital purposes. The adoption of FIN 46R and the de-consolidation of the Trust did not have a material impact on the Company's financial position or results of operations. Currently, the Company does not have any other investments affected by FIN 46R.

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


Comprehensive Income

The Company's comprehensive income for the three and six-month periods ended June 30, 2004 and 2003 was as follows (in thousands):

                                          Three months ended  Six months ended
                                               June 30,           June 30,
                                         ------------------- -------------------
                                             2004     2003       2004      2003
                                         --------- --------- --------- ---------
Net income                                  $2,363   $2,122     $4,752    $4,484
Other comprehensive income:
 Unrealized gain (loss) during the period  (3,179)      951    (2,399)       686
 Less realized gain during the period         (92)        -       (92)     (370)
 Tax effect                                  1,273    (369)        971     (123)
                                         --------- --------- --------- ---------
Comprehensive income                        $365   $2,704       $3,232    $4,677
                                         ========= ========= ========= =========

Earnings Per Share

A three-for-two common stock split was effected on July 16, 2004, in the form of a 50% stock dividend for the stockholders of record at the close of business on July 6, 2004. Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                        ------------------------------ ------------------------------
                                                             2004           2003           2004            2003
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,363,000     $2,122,000     $4,752,000      $4,484,000
Weighted average common shares outstanding                   4,468,353      4,742,556      4,531,494       4,761,395
                                                        =============== ============== ============== ===============
Basic earnings per common share                                  $ .53          $ .45         $ 1.05           $ .94
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,468,353      4,742,556      4,531,494       4,761,395
Assumed conversion of stock options                             80,837         67,400         81,116          60,091
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common
  shares outstanding                                         4,549,190      4,809,956      4,612,610       4,821,486
                                                        =============== ============== ============== ===============
Diluted earnings per common share                                $ .52          $ .44         $ 1.03           $ .93
                                                        =============== ============== ============== ===============

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of the insurance agency acquired, and intangible assets arising from the rights to service mortgage loans for others. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2004 and December 31, 2003 (in thousands):

                                                                June 30, 2004                   December 31, 2003
                                                      ---------------------------------- ---------------------------------
                                                         Gross                              Gross
                                                        Carrying        Accumulated        Carrying        Accumulated
                                                         Value         Amortization          Value        Amortization
                                                      ------------- -------------------- -------------- ------------------
Goodwill not subject to amortization                       $12,794               $3,760        $12,794             $3,760
Intangibles from branch acquisition                          3,015                1,458          3,015              1,358
Core deposit intangibles                                     2,805                2,199          2,805              2,089
Mortgage servicing rights                                      608                  569            608                551
Customer list intangibles                                    1,904                  460          1,904                365
                                                      ------------- -------------------- -------------- ------------------
                                                           $21,126               $8,446        $21,126             $8,123
                                                      ============= ==================== ============== ==================

Total amortization expense for the six-month periods ended June 30, 2004 and 2003 was as follows (in thousands):

                                                    June 30,
                                           ----------------------------
                                                    2004          2003
                                           -------------- -------------
Intangibles from branch acquisition                 $100          $100
Core deposit intangibles                             110           145
Mortgage servicing rights                             18            25
Customer list intangibles                             95            95
                                           -------------- -------------
                                                    $323          $365
                                           ============== =============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 6/30/04                                $323

Estimated amortization expense:
     For period 07/1/04-12/31/04                             $300
     For year ended 12/31/05                                 $578
     For year ended 12/31/06                                 $579
     For year ended 12/31/07                                 $515
     For year ended 12/31/08                                 $454
     For year ended 12/31/09                                 $417


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2003, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Stock Incentive Plan

The Company accounts for its Stock Incentive Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income if the fair value based method had been applied (in thousands, except per share data).

                                                  Three months ended June 30,     Six months ended June 30,
                                                      2004           2003            2004            2003
                                                 --------------- -------------- --------------- ---------------
Net income, as reported                                  $2,363         $2,122          $4,752          $4,484
Stock based compensation expense determined
 under fair value based method, net of related
 tax effect                                                 (43)           (32)            (85)            (64)
                                                 --------------- -------------- --------------- ---------------
   Pro forma net income                                  $2,320         $2,090          $4,667          $4,420
                                                 =============== ============== =============== ===============

Basic Earnings Per Share:
   As reported                                             $.53           $.45          $ 1.05            $.94
   Pro forma                                                .52            .44            1.03             .93

Diluted Earnings Per Share:
   As reported                                             $.52           $.44          $ 1.03            $.93
   Pro forma                                                .51            .43            1.01             .92



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $4,752,000 and $4,484,000 and diluted earnings per share was $1.03 and $.93 for the six months ended June 30, 2004 and 2003, respectively. The increase in net income was primarily the result of higher net interest income. The increase in earnings per share was the result of a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. In the first half of 2004, the Company acquired 283,651 shares at a total investment of $9,026,000. The following table shows the Company's annualized performance ratios for the six months ended June 30, 2004 and 2003, compared to the performance ratios for the year ended December 31, 2003:


                                      Six months ended           Year ended
                                     June 30,      June 30,     December 31,
                                         2004          2003             2003
                                 ------------- ------------- ----------------
Return on average assets                1.20%         1.17%          1.17%
Return on average equity               14.09%        13.15%         13.11%
Average equity to average assets        8.50%         8.89%          8.94%


Total assets at June 30, 2004 and December 31, 2003 were $801.9 million and $793.6 million, respectively. This increase was primarily the result of an increase in loan portfolio balances. Net loan balances were $571.5 million at June 30, 2004, an increase of $23.1 million, or 4.2%, from $548.4 million at December 31, 2003, primarily due to an increase in commercial real estate loans. Total deposit balances increased to $630.5 million at June 30, 2004 from $615.0 million at December 31, 2003.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.81% for the six months ended June 30, 2004, up from 3.68% for the same period in 2003. The increase in the net interest margin is attributable to the increase in the loan portfolio balances since June 30, 2003, which offset declines in yields of loans and securities, combined with decreases in the cost of deposits. Net interest income before the provision for loan losses was $14 million for the six months ended June 30, 2004 compared to $13.1 million for the same period in 2003. In 2004, the growth in earning assets primarily composed of the loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities increased net interest income. During the first quarter of 2004, the Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period.

Noninterest income decreased $429,000, or 6.8%, to $5.8 million for the six months ended June 30, 2004 compared to $6.3 million in 2003. The primary cause of this decrease was a decline in mortgage banking revenue due to the slowing of refinancings in early 2004. Also, the Company received $370,000 in gains on the sale of securities during the first six months of 2003, compared to $92,000 in gains on the sale of securities in the second quarter of 2004. These declines were partially offset by an increase in trust and brokerage revenues due to improvement in equity prices and growth in new business.

Noninterest expense increased 2.8% or $333,000, to $12.4 million for the six months ended June 30, 2004 compared to $12.1 million in 2003. The primary factor in the expense increase was increased salaries and benefits expense, increases in marketing and promotion expense due to new products rolled out in the second quarter and increases in accounting and legal professional fees incurred in implementing the requirements of the Sarbanes-Oxley Act of 2002.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

                                                          2004 versus 2003
                                                -------------------------------------
                                                Three months ended   Six months ended
                                                           June 30            June 30
                                                ------------------ ------------------
Net interest income                                          $409               $969
Provision for loan losses                                      62                125
Other income, including securities transactions              (27)              (429)
Other expenses                                              (101)              (333)
 Income taxes                                                (102)               (64)
                                                ------------------ ------------------
Increase in net income                                      $ 241                268
                                                ================== ==================

Credit quality is an area of importance to the Company and the first half of 2004 reflected favorable results in this area. Total nonperforming loans were $2.2 million at June 30, 2004, compared to $5.7 million at June 30, 2003. At June 30, 2004, the composition of the loan portfolio remained similar to the same period last year. Net charge-offs were 0.11% of average loans compared to ..04% in 2003. During the second quarter of 2003, the Company received a recovery of $382,000 on two commercial real estate loans of a single borrower. Loans secured by both commercial and residential real estate comprised 72% and 70% of the loan portfolio as of June 30, 2004 and 2003, respectively.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2004 and 2003 was 10.73% and 10.05%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2004 and 2003 was 11.50% and 10.82%, respectively. The increase in 2004 was the result of the issuance of trust preferred securities by First Mid-Illinois Statutory Trust I ("Trust"), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. This was partially offset by a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2004 and 2003 were $91.2 million and $98.8 million, respectively.

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

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses. See heading "Loan Quality and Allowance for Loan Losses" for a more detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                                            Six months ended                    Six months ended
                                                              June 30, 2004                      June 30, 2003
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                               $2,108         $ 9       0.85%      $ 17,311       $ 94      1.09%
Federal funds sold                                      10,810          48       0.89%        17,364         97      1.12%
Investment securities
  Taxable                                              143,437       2,457       3.43%       139,097      2,542      3.66%
  Tax-exempt                                            27,240         603       4.43%        28,756        633      4.40%
Loans (1)                                              556,070      16,371       5.89%       510,092     16,083      6.31%
                                                   ------------------------------------------------------------------------
Total earning assets                                   739,665      19,488       5.27%       712,620     19,449      5.46%
                                                   ------------------------------------------------------------------------
Cash and due from banks                                 18,781                                17,986
Premises and equipment                                  15,920                                16,830
Other assets                                            23,828                                23,368
Allowance for loan losses                              (4,526)                               (3,955)
                                                   ------------                       ---------------
Total assets                                          $793,668                              $766,849
                                                   ============                       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $223,461       $ 678        .61%      $216,676    $ 1,070       .99%
  Savings deposits                                      60,360         116        .38%        55,021        182       .66%
  Time deposits                                        254,257       3,500       2.75%       255,133      4,017      3.15%
Securities sold under
  agreements to repurchase                              52,700         134        .51%        41,954        132       .63%
FHLB advances                                           28,354         754       5.32%        31,902        820      5.14%
Federal funds purchased                                    268           2       1.49%            28          -          -
Junior subordinated debt                                 7,081         140       3.95%             -          -          -
Other debt                                               7,442          90       2.42%         9,192        123      2.68%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    liabilities                                        633,923       5,414       1.71%       609,906      6,344      2.08%
                                                   ------------------------------------------------------------------------
Non interest-bearing demand deposits                    86,480                                81,966
Other liabilities                                        5,835                                 6,768
Stockholders' equity                                    67,430                                68,209
                                                   ------------                       ---------------
Total liabilities & equity                            $793,668                              $766,849
                                                   ============                       ===============
Net interest income                                                $14,074                              $13,105
                                                              ============                          ===========
Net interest spread                                                              3.56%                               3.38%
Impact of non-interest
 bearing funds                                                                    .25%                                .30%
                                                                          ------------                         ------------
Net yield on interest-
  earning assets                                                                 3.81%                               3.68%
                                                                          ============                         ============


(1) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2004, compared to the same period in 2003 (in thousands):

                                          For the six months ended June 30,
                                               2004 compared to 2003
                                               Increase / (Decrease)
                                            Total
                                            Change   Volume (1) Rate (1)
                                          ---------------------------------
Earning Assets:
Interest-bearing deposits                      $ (85)    $ (68)      $(17)
Federal funds sold                               (49)      (32)       (17)
Investment securities:
  Taxable                                        (85)        84      (169)
  Tax-exempt                                     (30)      (34)          4
Loans (2)                                         288     1,101      (813)
                                          ---------------------------------
  Total interest income                            39     1,051    (1,012)
                                          ---------------------------------
Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                               (392)        35      (427)
  Savings deposits                               (66)        19       (85)
  Time deposits                                 (517)      (14)      (503)
Securities sold under
  agreements to repurchase                          2         8        (6)
FHLB advances                                    (66)      (96)         30
Federal funds purchased                             2         -          2
Junior subordinated debt                          140       140          -
Other debt                                       (33)      (22)       (11)
                                          ---------------------------------
  Total interest expense                        (930)        70    (1,000)
                                          ---------------------------------
 Net interest income                             $969      $981     $ (12)
                                          =================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2) Nonaccrual loans are not material and have been included in the average balances.


Net interest income increased $969,000, or 7.4% to $14,074,000 for the six months ended June 30, 2004, from $13,105,000 for the same period in 2003. The increase in net interest income was primarily due to growth in earning assets primarily composed of loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities. The Company also recovered $85,000 in interest on an agricultural loan that had been charged-off in a prior period.

For the six months ended June 30, 2004, average earning assets increased by $27.0 million, or 3.8%, and average interest-bearing liabilities increased $24.0 million, or 3.9%, compared with average balances for the same period in 2003. Changes in average balances are shown below:

     <    Average  loans  increased by $46.0 million or 9.0% in 2004 compared to
          2003.

     <    Average securities  increased by $2.8 million or 1.7% in 2004 compared to 2003.

     <    Average  interest-bearing  deposits increased by $11.2 million or 2.1%
          in 2004 compared to 2003.

     <    Average  securities sold under  agreements to repurchase  increased by
          $10.7 million or 25.5% in 2004 compared to 2003.

     <    Average  borrowings  and other debt decreased by $5.1 million or 12.4%
          in 2004 compared to 2003.

     <    Net interest margin increased to 3.81% in 2004 from 3.68% in 2003.


To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.89% in 2004 and 3.77% in 2003. The TE adjustments to net interest income for June 30, 2004 and 2003 were $311,000 and $326,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2004 was $375,000 compared to $500,000 for the same period in 2003. The decrease in the provision was primarily due to a decrease in non-performing loans. Nonperforming loans decreased from $5,678,000 as of June 30, 2003 to $2,205,000 as of June 30, 2004. Net charge-offs were $296,000 for the six months ended June 30, 2004 compared to $101,000 during the same period in 2003. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three and six-month periods ended June 30, 2004 and 2003 (in thousands):


                                       Three months ended June 30,                Six months ended June 30,
                                         2004          2003      $ Change          2004          2003      $ Change
                                 ------------- ------------- ------------- ------------- ------------- -------------
Trust                                    $546          $489          $ 57        $1,162          $945          $217
Brokerage                                 117            67            50           227           124           103
Insurance commissions                     346           354            (8)          776           778            (2)
Service charges                         1,193         1,100            93         2,317         2,138           179
Security gains                             92             -            92            92           370          (278)
Mortgage banking                          152           449          (297)          246           939          (693)
Other                                     497           511           (14)        1,021           976            45
                                 ------------- ------------- ------------- ------------- ------------- -------------
  Total other income                   $2,943        $2,970         $ (27)       $5,841        $6,270         $(429)
                                 ============= ============= ============= ============= ============= =============


Following are explanations for the three months ended June 30, 2004 compared to the same period in 2003:

<    Trust revenues increased $57,000 or 11.7% to $546,000 from $489,000.  Trust assets, at market value, were $351 million at June 30, 2004 compared to $330 million at June 30, 2003. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues from brokerage increased $50,000 or 74.6% to $117,000 from $67,000 as a result of an increase in the number of stock transactions.

<    Insurance  commissions  decreased  $8,000 or 2.3% to $346,000 from $354,000 due to a decrease in commissions received on sales of business property and casualty insurance.

<    Fees from service  charges  increased  $93,000 or 8.5% to  $1,193,000  from
     $1,100,000. This was primarily the result of continued increases in overdraft fees through the Company's Payment Privilege program. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    The sale of a  security  in the  second  quarter  of 2004  resulted  in net security gains of $92,000. There were no sales of securities resulting in net security gains during the same period in 2003.

<    Mortgage  banking  income  decreased  $297,000  or 66.1% to  $152,000  from
     $449,000. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

<    $14.4 million (representing 158 loans) for the 2nd quarter of 2004.
<    $36.5 million (representing 390 loans) for the 2nd quarter of 2003.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

<    Other income decreased $14,000 or 2.7% to $497,000 from $511,000.

Following are explanations for the six months ended June 30, 2004 compared to the same period in 2003:

<    Trust  revenues  increased  $217,000 or 23.0% to $1,162,000  from $945,000.
     Trust assets, at market value, were $351 million at June 30, 2004 compared to $330 million at June 30, 2003. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues  from  brokerage  increased  $103,000  or 83.1% to  $227,000  from
     $124,000 as a result of an increase in the number of stock transactions.

<    Insurance  commissions  decreased  $2,000 or 0.3% to $776,000 from $778,000 due to a decrease in commission on sales of business property and casualty insurance.

<    Fees from service  charges  increased  $179,000 or 8.4% to $2,317,000  from
     $2,138,000. This was primarily the result of continued increases in overdraft fees through the Company's Payment Privilege program. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    The sale of a security  during the six months ended June 30, 2004  resulted in net security gains of $92,000 compared to $370,000 during the same period of 2003.

<    Mortgage  banking  income  decreased  $693,000  or 73.8% to  $246,000  from
     $939,000. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

<    $22.6 million  (representing 243 loans) for the six-month period ended June
     30, 2004.
<    $75.4 million  (representing 827 loans) for the six-month period ended June
     30, 2003.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

<    Other income  increased  $45,000 or 4.6% to $1,021,000 from $976,000.  This increase was primarily due to prior years' income tax refunds received during the first quarter of 2004.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and six-month periods ended June 30, 2004 and 2003 (in thousands):


                                              Three months ended June 30,              Six months ended June 30,
                                           2004          2003        $ Change       2004        2003        $ Change
                                        ------------ ------------- ------------- ----------- ------------ -------------
Salaries and benefits                       $ 3,371       $ 3,329           $42     $ 6,709      $ 6,560         $ 149
Occupancy and equipment                       1,086         1,060            26       2,159        2,123            36
Amortization of intangibles                     148           181           (33)        323          365           (42)
Stationery and supplies                         122           143           (21)        256          287           (31)
Legal and professional fees                     276           255            21         552          486            66
Marketing and promotion                         255           190            65         396          322            74
Other operating expenses                        978           977             1       2,009        1,928            81
                                        ------------ ------------- ------------- ----------- ------------ -------------
  Total other expense                       $ 6,236       $ 6,135         $ 101     $12,404      $12,071         $ 333
                                        ============ ============= ============= =========== ============ =============

Following are explanations for the three months ended June 30, 2004 compared to the same period in 2003:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased  $42,000 or 1.3% to $3,371,000 from $3,329,000.  This increase is primarily due to merit increases for continuing employees. There were 309 full-time equivalent employees at June 30, 2004 compared to 317 at June 30, 2003.

<    Occupancy and  equipment  expense  increased  $26,000 or 2.5% to $1,086,000 from $1,060,000, primarily due to increased property taxes.

<    Other operating  expenses increased $1,000 or 0.1% to $978,000 in 2004 from
     $977,000 in 2003.

<    All other  categories of operating  expenses  increased a net of $32,000 or
     4.2% to $801,000 from $769,000. The increase was primarily due to increased legal and professional fees resulting from the provisions of the Sarbanes-Oxley Act of 2002 and increased marketing and promotion expense due to new deposit products rolled out in the second quarter of 2004.

Following are explanations for the six months ended June 30, 2004 compared to the same period in 2003:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased $149,000 or 2.3% to $6,709,000 from $6,560,000.  This increase is primarily due to merit increases for continuing employees and related benefit expenses. There were 309 full-time equivalent employees at June 30, 2004 compared to 317 at June 30, 2003.

<    Occupancy and  equipment  expense  increased  $36,000 or 1.7% to $2,159,000 from $2,123,000, primarily due to increased property taxes.

<    Other operating  expenses  increased  $81,000 or 4.2% to $2,009,000 in 2004 from $1,928,000 in 2003. This increase was a result of increases in various operating expenses during the six-month period.

<    All other  categories of operating  expenses  increased a net of $67,000 or
     4.6% to $1,527,000 from $1,460,000. The increase was primarily due to increased legal and professional fees resulting from the provisions of the Sarbanes-Oxley Act of 2002, increased marketing and promotion expense due to new deposit products rolled out in the second quarter of 2004 and from fees associated with the issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Company, during the first quarter of 2004.

Income Taxes

Total income tax expense amounted to $2,384,000 (33.4% effective tax rate) for the six months ended June 30, 2004, compared to $2,320,000 (34.1% effective tax rate) for the same period in 2003. The decrease in the effective tax rate in 2004 compared to 2003 is due to an increase in state tax-exempt interest income from U.S. agency securities.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2004 and December 31, 2003 (in thousands):

                                         June 30,      December 31,
                                             2004              2003
                                  ----------------------------------
Real estate - residential                $116,679          $113,905
Real estate - agricultural                 48,370            52,509
Real estate - commercial                  250,874           224,427
                                  ----------------------------------
 Total real estate - mortgage            $415,923          $390,841
Commercial and agricultural               128,585           131,609
Installment                                29,220            28,932
Other                                       2,313             1,442
                                  ----------------------------------
  Total loans                            $576,041          $552,824
                                  ==================================

Overall loans increased $23.2 million, or 4.2% as a result of an increase in commercial real estate loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,260,000 and $751,000 as of June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004, the Company had loan concentrations in agricultural industries of $85.5 million, or 14.8%, of outstanding loans and $93.3 million, or 18.1%, at December 31, 2003. In addition, the Company had loan concentrations in the following industries as of June 30, 2004 compared to December 31, 2003 (dollars in thousands):

                                             June 30, 2004                  December 31, 2003
                                       Principal     % Outstanding      Principal      % Outstanding
                                        balance          loans           balance           loans
                                    ---------------- --------------- ----------------- ---------------
Operators of non-residential                $18,704            3.3%           $11,633            2.1%
buildings
Apartment building owners                    20,497            3.6%            21,207            3.8%
Motels, hotels & tourist courts              28,390            4.9%            26,962            4.9%

The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2004, by maturities (in thousands):


                                                                   Maturity (1)
                                          ----------------------------------------------------------------
                                                                   Over 1
                                                  One year         through            Over
                                                or less (2)        5 years          5 years          Total
                                          ----------------------------------------------------------------
 Real estate - residential                        $ 53,369       $ 60,429           $2,881       $116,679
 Real estate - agricultural                         10,795         32,708            4,867         48,370
 Real estate - commercial                           61,468        158,220           31,186        250,874
                                          ----------------------------------------------------------------
   Total real estate - mortgage                   $125,632       $251,357         $ 38,934       $415,923
 Commercial and agricultural                        92,927         34,203            1,455        128,585
 Installment                                        15,154         14,022               44         29,220
 Other                                                 778            915              620          2,313
                                          ----------------------------------------------------------------
   Total loans                                    $234,491       $300,497         $ 41,053       $576,041
                                          ================================================================

(1)  Based on scheduled  principal  repayments.
(2) Includes demand loans, past due loans and overdrafts.


As of June 30, 2004, loans with maturities over one year consisted of approximately $235,144,000 in fixed rate loans and $106,406,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2004 and December 31, 2003 (in thousands):

                                                June 30,   December 31,
                                                    2004           2003
                                           -------------- ---------------
Nonaccrual loans                                  $2,170         $3,296
Renegotiated loans which are performing
  in accordance with revised terms                    35             35
                                           -------------- ---------------
Total nonperforming loans                         $2,205         $3,331
                                           ============== ===============


At June 30, 2004, approximately $1,146,000 of nonperforming loans resulted from collateral-dependent loans to two borrowers. The $1,126,000 decrease in nonaccrual loans during the six months ended June 30, 2004 resulted from the net of $499,000 of loans put on nonaccrual status, $1,574,000 of loans brought current or paid-off, $33,000 of loans charged-off and $18,000 of loans transferred to other real estate owned.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $79,000 for the six months ended June 30, 2004 and $211,000 for the year ended December 31, 2003.

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

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2004, the Company's loan portfolio included $85.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $7.8 million from $93.3 million at December 31, 2003. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $28.4 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $18.7 million of loans to operators of non-residential buildings and $20.5 million of loans to apartment building owners.

Analysis of the allowance for loan losses as of June 30, 2004 and 2003, and of changes in the allowance for the three and six-month periods ended June 30, 2004 and 2003, was as follows (dollars in thousands):

                                              Three months ended June 30,     Six months ended June 30,
                                                 2004            2003           2004            2003
                                            ---------------------------------------------------------------
Average loans outstanding,
  net of unearned income                           $564,411        $519,315       $556,070        $510,092
Allowance-beginning of period                       $ 4,500         $ 3,841        $ 4,426         $ 3,723
Charge-offs:
Real estate-mortgage                                      -              13             18              25
Commercial, financial & agricultural                    172             339            273             453
Installment                                              31              22             50              48
                                            ---------------------------------------------------------------
  Total charge-offs                                     203             374            341             526

Recoveries:
Real estate-mortgage                                      -               -              -               -
Commercial, financial & agricultural                      9             388             24             399
Installment                                              11              17             21              26
                                            ---------------------------------------------------------------
  Total recoveries                                       20             405             45             425
                                            ---------------------------------------------------------------
Net charge-offs (recoveries)                            183            (31)            296             101
Provision for loan losses                               188             250            375             500
                                            ---------------------------------------------------------------
Allowance-end of period                             $ 4,505         $ 4,122        $ 4,505         $ 4,122
                                            ===============================================================
Ratio of annualized net charge-offs
  to average loans                                     .13%          (.24)%           .11%            .04%
                                            ===============================================================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .78%            .79%           .78%            .79%
                                            ===============================================================
Ratio of allowance for loan losses
  to nonperforming loans                             204.3%           72.6%         204.3%           72.6%
                                            ===============================================================

During the first six months of 2004, the Company had charge-offs of $118,000 on two commercial loans of a single borrower and charge-offs of $124,000 on two commercial real estate loans of a single borrower. During 2003, the Company had charge-offs of $170,000 on a commercial building loan and $80,000 on an agricultural operating loan secured by crops and real estate. The Company also received a recovery of $382,000 on two commercial real estate loans of a single borrower.

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

The following table sets forth the amortized cost of the securities as of June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                        June 30, 2004              December 31, 2003
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of U.S.
 government corporations and agencies                 $ 97,719          3.02%      $109,544         3.25%
Obligations of states and
 political subdivisions                                 25,559          4.61%        26,895         4.86%
Mortgage-backed securities                              27,886          4.08%        21,607         3.64%
Other securities                                        17,662          5.72%        17,521         5.87%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $168,826          3.71%      $175,567         3.81%
                                                 ============== ============== ============= =============

At June 30, 2004, the Company's investment portfolio showed a slight increase in other securities and mortgage-backed securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies and obligations of states and political subdivisions securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains          (Losses)          Value
                                                              --------------- --------------- ---------------- --------------
June 30, 2004
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $ 97,719            $ 42         $(1,344)       $ 96,417
Obligations of states and political
 subdivisions                                                         23,992             697                -         24,689
Mortgage-backed securities                                            27,886             163             (62)         27,987
Federal Home Loan Bank stock                                           5,139               -                -          5,139
Other securities                                                      12,523             602                -         13,125
                                                              --------------- --------------- ---------------- --------------
 Total available-for-sale                                           $167,259         $ 1,504         $(1,406)       $167,357
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,567            $ 43            $ (5)        $ 1,605
                                                              =============== =============== ================ ==============
December 31, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $109,544           $ 786            $(98)       $110,232
Obligations of states and political
 subdivisions                                                         25,218           1,229                -         26,447
Mortgage-backed securities                                            21,607             259             (94)         21,772
Federal Home Loan Bank stock                                           5,000               -                -          5,000
Other securities                                                      12,521             509                -         13,030
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale                                          $173,890         $ 2,783           $(192)       $176,481
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,677            $ 12            $ (2)        $ 1,687
                                                              =============== =============== ================ ==============

At June 30, 2004, there were no securities in a continuous unrealized loss position for twelve months or more.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2004 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).

                                                One year    After 1 through After 5 through    After ten
                                                or less         5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $21,390        $ 61,401          $9,952         $ 4,976       $ 97,719
Obligations of state and
  political subdivisions                               2,486           8,627           9,799           3,080         23,992
Mortgage-backed securities                                 -          27,886               -               -         27,886
Federal Home Loan Bank stock                               -               -               -           5,139          5,139
Other securities                                           -               -               -          12,523         12,523
                                            --------------------------------------------------------------------------------
Total investments                                    $23,876         $97,914         $19,751         $25,718       $167,259
                                            ================================================================================

Weighted average yield                                 5.19%           3.43%           4.58%           5.16%          3.70%
Full tax-equivalent yield                              5.37%           3.60%           5.60%           5.43%          3.98%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 135           $ 600           $ 270           $ 562        $ 1,567
                                            ================================================================================

Weighted average yield                                 5.17%           5.41%           5.67%           5.40%          5.43%
Full tax-equivalent yield                              7.48%           7.84%           8.23%           7.82%          7.87%
                                            ================================================================================

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2004.

Investment securities carried at approximately $137,294,000 and $147,603,000 at June 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2004 and for the year ended December 31, 2003 (dollars in thousands):

                                 June 30, 2004             December 31, 2003
                            ----------------------- ------------------------
                                           Weighted                Weighted
                             Amount Rate    Average  Amount Rate    Average
                            ------------- --------- ------------- ----------
Demand deposits:
  Non-interest-bearing          $ 86,480          -     $ 85,368          -
  Interest-bearing               223,461       .61%      219,809       .81%
Savings                           60,360       .38%       56,402       .54%
Time deposits                    254,257      2.75%      250,403      3.06%
                            ------------- --------- ------------- ----------
  Total average deposits        $624,558      1.38%     $611,982      1.59%
                            ============= ========= ============= ==========


The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2004 and December 31, 2003 (in thousands):


                                              June 30,       December 31,
                                                  2004               2003
                                    --------------------------------------
3 months or less                               $28,799           $ 20,510
Over 3 through 6 months                         20,537             10,906
Over 6 through 12 months                        15,989             24,654
Over 12 months                                  39,372             28,446
                                    --------------------------------------
  Total                                       $104,697           $ 84,516
                                    ======================================


During the first six months of 2004, the balance of time deposits of $100,000 or more increased by $20.2 million. The increase in balances was primarily attributable to an increase in brokered CDs of $20 million.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $43.8 million and $22.9 million as of June 30, 2004 and December 31, 2003, respectively. The Company also maintained time deposits for the State of Illinois with balances of $5.3 million and $6.3 million as of June 30, 2004 and December 31, 2003, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2004 and December 31, 2003 is presented below (dollars in thousands):

                                                       June 30,   December 31,
                                                           2004           2003
                                                  -------------- --------------
Securities sold under agreements to repurchase          $52,582       $ 59 875
Federal Home Loan Bank advances:
  Overnight                                               3,800              -
  Fixed term - due in one year or less                    7,300          5,000
  Fixed term - due after one year                        18,000         25,300
Debt:
  Loans due in one year or less                           6,700          9,025
  Loans due after one year                                  400            600
  Junior subordinated debentures                         10,310              -
                                                  -------------- --------------
  Total                                                 $99,092        $99,800
                                                  ============== ==============
  Average interest rate at end of period                  1.94%          2.13%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase        $53,609        $59,875
  Federal Home Loan Bank advances:
    Overnight                                             7,000              -
    Fixed term - due in one year or less                  7,300          5,000
    Fixed term - due after one year                      25,300         30,300
  Debt:
    Loans due in one year or less                         9,025          9,025
    Loans due after one year                                400            600
    Junior subordinated debentures                       10,310              -
                                                  -------------- --------------
    Total                                              $112,944       $104,800
                                                  ============== ==============

Averages for the period (YTD)
  Securities sold under agreements to repurchase        $52,700        $47,795
  Federal Home Loan Bank advances:
    Overnight                                             1,405              -
    Fixed term - due in one year or less                  5,767          5,000
    Fixed term - due after one year                      21,948         26,094
  Federal funds purchased                                   268             14
  Debt:
    Loans due in one year or less                         7,011          8,796
    Loans due after one year                                431            615
    Junior subordinated debentures                        7,081              -
                                                  -------------- --------------
    Total                                               $96,611        $88,314
                                                  ============== ==============
    Average interest rate during the period               1.99%          2.41%


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

Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At June 30, 2004, outstanding loan balances include $6,500,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (2.30% as of June 30, 2004) and set to mature October 23, 2004. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2004 and at December 31, 2003.

The balance also includes a $600,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.00% as of June 30, 2004) and principal payable annually over five years, with a final maturity of January 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at six-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether de-consolidation of the Trust will affect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well-capitalized.

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

The following table sets forth the Company's interest rate repricing gap for selected maturity periods at June 30, 2004 (dollars in thousands):


                                                           Number of Months Until Next Repricing Opportunity
                                                    0-1             1-3              3-6             6-12            12+
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-earning assets:
Federal funds sold                                     $  902           $   -           $    -           $   -          $    -
Taxable investment securities                          11,965           7,465            1,232             675         105,366
Nontaxable investment securities                            -               -              313          18,301          23,607
Loans                                                 169,205          28,128           39,130          76,106         263,472
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 182,072        $ 35,593          $40,675        $ 95,082        $392,445
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                           $41,505          $3,349          $ 1,714         $ 3,778        $162,068
Money market accounts                                  52,812             483              725           1,374          23,749
Other time deposits                                    27,282          38,273           49,279          46,345          98,881
Short-term borrowings/debt                             56,382               -                -          14,000               -
Long-term borrowings/debt                                   -               -                -               -          28,710
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                              $177,981        $ 42,105          $51,718        $ 65,497        $313,408
                                               =============== =============== ================ =============== ===============
                                                       $4,091
  Periodic GAP                                                      $ (6,512)        $(11,043)        $ 29,585         $79,037
                                               =============== =============== ================ =============== ===============
  Cumulative GAP                                       $4,091       $ (2,421)        $(13,464)        $ 16,121        $ 95,158
                                               =============== =============== ================ =============== ===============
GAP as a % of interest-earning assets:
  Periodic                                               0.5%           -0.9%            -1.5%            4.0%           10.6%
  Cumulative                                             0.5%           -9.3%            -1.8%            2.2%           12.8%

The static GAP analysis shows that at June 30, 2004, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2004, the Company's stockholders' equity had decreased $5,155,000 or 7.3% to $65,440,000 from $70,595,000 as of December 31, 2003. During the first six months of 2004, net income contributed $4,752,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $1,521,000, net of tax. Additional purchases of treasury stock (283,651 shares at an average cost of $34.22 per share) decreased stockholders' equity by $9,026,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2004 and December 31, 2003, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by First Mid-Illinois Statutory Trust I are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether de-consolidation of the Trust will affect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well-capitalized.

As of June 30, 2004, the most recent notification from the OCC categorized First Mid Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
June 30, 2004
Total Capital (to risk-weighted assets)
  Company                                        $67,244       11.50%      $46,764      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  68,761       11.88%       46,302      > 8.00%      $57,878      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         62,739       10.73%       23,382      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  64,256       11.10%       23,151      > 4.00%       34,727      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         62,739        8.02%       31,299      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  64,256        8.26%       31,099      > 4.00%       38,874      > 5.00%
                                                                                        -                         -
December 31, 2003
Total Capital (to risk-weighted assets)
  Company                                        $60,494       10.61%      $45,613      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  65,356       11.57%       45,190      > 8.00%      $56,488      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         56,068        9.83%       22,807      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930       10.79%       22,595      > 4.00%       33,893      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         56,068        7.18%       31,217      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930        7.85%       31,059      > 4.00%       38,824      > 5.00%
                                                                                        -                         -

Banks and financial holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants  may purchase  Company stock under the following  four plans of the
Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2003 Annual Report on Form 10-K.

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on June 30, 2004 to 8% of the Company's common stock plus $23 million of additional shares.

During the six-month period ending June 30, 2004, the Company repurchased 283,651 shares at a total price of $9,026,000. On February 9, 2004, the Company acquired as treasury stock, a total of 150,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these shares amounted to $4,750,000. Since 1998, the Company has repurchased a total of 1,081,080 shares at a total price of $23,561,000. As of June 30, 2004, the Company was authorized per all repurchase programs to purchase $5,645,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:


<    First Mid Bank has $17 million  available in overnight  federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2004, First Mid Bank's ratios of total capital to risk-weighted assets of 11.88% and Tier 1 capital to total average assets of 8.26% exceeded minimum regulatory requirements.

<    First Mid Bank can also borrow from the Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2004, the excess collateral at the Federal Home Loan Bank will support approximately $50 million of additional advances.

<    First Mid Bank also  receives  deposits  from the  State of  Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

<    First  Mid Bank is also a member  of the  Federal  Reserve  System  and can borrow funds provided that sufficient collateral is pledged.

<    In addition,  the Company has a revolving credit agreement in the amount of
     $15 million with The Northern Trust Company. The Company has an outstanding balance of $6,500,000 as of June 30, 2004, and $8,500,000 in available funds. The credit agreement matures on October 23, 2004. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2004.

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


The following table summarizes significant contractual obligations and other commitments at June 30, 2004 (in thousands):


                                                     Less than                                      More than
                                         Total          1 year       1-3 years       3-5 years        5 years
                                 -------------- --------------- --------------- --------------- --------------
Time deposits                         $263,702        $164,577         $46,834         $51,838          $ 453
Debt                                    17,410           6,700             400               -              -
Junior subordinated debentures               -               -               -               -         10,310
Other borrowings                        81,682          63,682          10,000               -          8,000
Operating leases                         2,157             290             435             377          1,055
                                 -------------- --------------- --------------- --------------- --------------
                                      $364,951        $235,249         $57,669         $52,215        $19,818
                                 ============== =============== =============== =============== ==============

For the six-month period ended June 30, 2004, net cash of $6.7 million and $4.9 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $16.9 million. In total, cash and cash equivalents decreased by $5.3 million since year-end 2003. Generally, during 2004, the funding of loans and purchases of available-for-sale securities decreased cash balances. On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                     June 30,   December 31,
                                                         2004           2003
                                                -------------- --------------
Unused commitments, including lines of credit:
    Commercial real estate                           $ 25,399       $ 24,283
    Commercial operating                               30,207         32,928
    Home equity                                        14,948         13,207
    Other                                              17,937         14,991
                                                -------------- --------------
       Total                                         $ 88,491       $ 85,409
                                                ============== ==============
Standby letters of credit                             $ 2,682        $ 2,440
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


ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's and all of its wholly-owned subsidiaries' "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's and all of its wholly-owned subsidiaries' disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Further, there have been no changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company's internal controls over financial reporting.


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


                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Approximate Dollar
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                      (a) Total Number of      (b) Average Price      Publicly Announced Plans       Under the Plans or
     Period             Shares Purchased         Paid per Share              or Programs                  Programs
-------------------- ----------------------- ----------------------- ---------------------------- -------------------------
April 1, 2004 -                --                      --                        --                      $6,295,000
April 30, 2004

May 1, 2004 -
May 31, 2004                 15,170                  $32.50                    15,170                    $5,801,000

June 1, 2004 -
June 30, 2004                 4,755                  $33.02                     4,755                    $5,645,000
                     ----------------------- ----------------------- ---------------------------- -------------------------
Total                       283,651                  $34.22                    283,651                   $5,645,000
                     ======================= ======================= ============================ =========================


On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on June 30, 2004 to 8% of the Company's common stock plus $23 million of additional shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held May 26, 2004. At the meeting, Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks were elected to serve as Class III directors with terms expiring in 2007. Continuing Class I directors (terms expiring 2005) are Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom and continuing Class II directors (terms expiring) are Richard
A. Lumpkin, Sara Jane Preston and William S. Rowland. The stockholders also approved an amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock.

There were 2,983,797 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the matters listed above, was as follows:

    Election of Directors:
                                          For               Withheld
    Charles A. Adams                   2,652,980               9,811
    Daniel E. Marvin, Jr.              2,640,856             21,935
    Ray Anthony Sparks                 2,652,440             10,351

    Approval of Amendment to Company's Certificate of Incorporation:
               For                      Against             Withheld
               ---                      -------             --------
            2,532,644                   108,800              21,347


All share amounts stated above are as of the meeting date and are not adjusted for the subsequent three-for-two stock split effected on July 16, 2004.


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

(b) Reports on Form 8-K:

     The Company filed Form 8-K on April 29, 2004 regarding the Company's financial statements as of March 31, 2004.

     The Company filed Form 8-K on June 22, 2004 regarding the Company's announcement of a three-for-two stock split in the form of a 50% stock dividend.

     The Company filed Form 8-K on July 16, 2004 regarding the Company's registration statements and its three-for-two stock split in the form of a 50% stock dividend.

     The Company filed Form 8-K on July 28, 2004 regarding the Company's financial statements as of June 30, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  August 6, 2004


/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

                  Exhibit Index to Quarterly Report on Form 10-Q
--------------------------------------------------------------------------------
   Exhibit
   Number         Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
    11.1     Statement re:  Computation of Earnings Per Share
             (Filed herewith on page 6)

    31.1     Certification pursuant to section 302 of the Sarbanes-Oxley Act of
             2002

    31.2     Certification pursuant to section 302 of the Sarbanes-Oxley Act of
             2002

    32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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






Date: August 6, 2004

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





Date: August 6, 2004

By:  /s/ Michael L. Taylor

    Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  August 6, 2004

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  August 6, 2004

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer