Form 10-Q
period 2004-11-08
FIRST MID ILLINOIS BANCSHARES INC
filed 2004-11-08
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                         Commission file number: 0-13368


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

As of November 8, 2004, 4,465,531 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)               September 30,   December 31,
(In thousands, except share data)                              2004           2003
                                                      -------------- --------------
Assets
Cash and due from banks:
  Non-interest bearing                                     $ 16,918       $ 20,659
  Interest bearing                                              450          2,915
Federal funds sold                                              282          1,375
                                                      -------------- --------------
  Cash and cash equivalents                                  17,650         24,949
Investment securities:
  Available-for-sale, at fair value                         168,341        176,481
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,628 and $1,687 at September 30, 2004
    and December 31, 2003, respectively)                      1,567          1,677
Loans                                                       597,406        552,824
Less allowance for loan losses                              (4,560)        (4,426)
                                                      -------------- --------------
  Net loans                                                 592,846        548,398
Premises and equipment, net                                  15,471         16,059
Accrued interest receivable                                   5,775          5,570
Goodwill, net                                                 9,034          9,034
Intangible assets, net                                        3,497          3,969

Other assets                                                  7,881          7,508
                                                      -------------- --------------
  Total assets                                             $822,062      $ 793,645
                                                      ============== ==============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                     $ 85,151       $ 94,723
  Interest bearing                                          563,199        520,269
                                                      -------------- --------------
  Total deposits                                            648,350        614,992
Accrued interest payable                                      1,441          1,228
Securities sold under agreements to repurchase               53,153         59,875
Junior subordinated debentures                               10,310              -
Other borrowings                                             34,900         39,925
Other liabilities                                             5,182          7,030
                                                      -------------- --------------
  Total liabilities                                         753,336        723,050
                                                      -------------- --------------
Stockholders' equity:
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,564,207 shares in 2004 and
  5,501,831 shares in 2003                                   22,257         14,672
Additional paid-in capital                                   17,561         15,960
Retained earnings                                            51,763         52,942
Deferred compensation                                         2,198          1,881
Accumulated other comprehensive income                        1,092          1,581
Less treasury stock at cost, 1,098,676 shares
  in 2004 and 801,928 shares in 2003                       (26,145)       (16,441)
                                                      -------------- --------------
Total stockholders' equity                                   68,726         70,595
                                                      -------------- --------------
Total liabilities and stockholders' equity                 $822,062       $793,645
                                                      ============== ==============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                                Three months ended September 30,   Nine months ended September 30,
                                                                     2004              2003             2004             2003
                                                               ------------------ --------------- ----------------- ---------------
Interest income:
Interest and fees on loans                                               $ 8,570         $ 8,162          $ 24,941        $ 24,245
Interest on investment securities                                          1,514           1,474             4,574           4,649
Interest on federal funds sold                                                14              25                62             122
Interest on deposits with other financial institutions                         1               6                10             100
                                                               ------------------ --------------- ----------------- ---------------
  Total interest income                                                   10,099           9,667            29,587          29,116
Interest expense:
Interest on deposits                                                       2,340           2,280             6,634           7,549
Interest on securities sold under agreements
  to repurchase                                                              111              61               245             193
Interest on subordinated debentures                                          115               -               255               -
Interest on other borrowings                                                 420             466             1,266           1,409
                                                               ------------------ --------------- ----------------- ---------------
  Total interest expense                                                   2,986           2,807             8,400           9,151
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income                                                      7,113           6,860            21,187          19,965
 Provision for loan losses                                                     62             250               437             750
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income after provision for loan losses                      7,051           6,610            20,750          19,215
Other income:
Trust revenues                                                               514             499             1,676           1,444
Brokerage commissions                                                         71              85               298             209
Insurance commissions                                                        336             363             1,112           1,141
Service charges                                                            1,255           1,165             3,572           3,303
Securities gains, net                                                          -               -                92             370
Mortgage banking revenue                                                     138             642               384           1,581
Other                                                                        562             463             1,583           1,439
                                                               ------------------ --------------- ----------------- ---------------
  Total other income                                                       2,876           3,217             8,717           9,487
Other expense:
Salaries and employee benefits                                             3,378           3,368            10,087           9,928
Net occupancy and equipment expense                                        1,078           1,079             3,237           3,202
Amortization of other intangible assets                                      149             212               472             577
Stationery and supplies                                                      124             148               380             435
Legal and professional                                                       309             217               861             703
Marketing and promotion                                                      134             142               530             464
Other                                                                      1,080           1,011             3,089           2,939
                                                               ------------------ --------------- ----------------- ---------------
  Total other expense                                                      6,252           6,177            18,656          18,248
                                                               ------------------ --------------- ----------------- ---------------
Income before income taxes                                                 3,675           3,650            10,811          10,454
Income taxes                                                               1,246           1,257             3,630           3,577
                                                               ------------------ --------------- ----------------- ---------------
  Net income                                                             $ 2,429         $ 2,393           $ 7,181         $ 6,877
                                                               ================== =============== ================= ===============

Per share data:
Basic earnings per share                                                  $ 0.54          $ 0.51            $ 1.59          $ 1.45
Diluted earnings per share                                                $ 0.53          $ 0.49            $ 1.56          $ 1.42
                                                               ================== =============== ================= ===============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)          Nine months ended
(In thousands)                                               September 30,
                                                              2004       2003
                                                          ---------- ----------
Cash flows from operating activities:
Net income                                                  $ 7,181    $ 6,877
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                     437        750
  Depreciation, amortization and accretion, net               1,924      2,362
  Gain on sale of securities, net                              (92)      (370)
  Loss on sale of other real property owned, net                 29         30
  Gain on sale of mortgage loans held for sale, net           (342)    (1,680)
  Origination of mortgage loans held for sale              (26,360)  (119,338)
  Proceeds from sale of mortgage loans held for sale         25,787    126,742
  (Increase) decrease in other assets                         (140)        698
  Decrease in other liabilities                               (286)      (791)
                                                          ---------- ----------
Net cash provided by operating activities                     8,138     15,208
                                                          ---------- ----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                       -        (1)
Purchases of premises and equipment                           (744)      (830)
Net increase in loans                                      (43,970)   (45,807)
Proceeds from sales of other real property owned                155        648
Proceeds from sales of securities available-for-sale          5,137     13,815
Proceeds from maturities of securities available-for-sale    60,076    112,989
Proceeds from maturities of securities held-to-maturity         110        210
Purchases of securities available-for-sale                 (57,903)  (128,364)
Purchases of securities held-to-maturity                          -      (199)
                                                          ---------- ----------
Net cash used in investing activities                      (37,139)   (47,539)
                                                          ---------- ----------
Cash flows from financing activities:
Net increase in deposits                                     33,358      1,327
Increase (decrease) in repurchase agreements                (6,722)      9,149
Proceeds from short-term FHLB advances                        2,500          -
Repayment of short-term FHLB advances                       (5,000)    (5,000)
Issuance of junior subordinated debentures                   10,000          -
Proceeds from short-term debt                                 6,675        500
Repayment of short-term debt                                (9,200)      (200)
Proceeds from issuance of common stock                          524        707
Purchase of treasury stock                                  (9,479)    (3,466)
Dividends paid on common stock                                (954)      (778)
                                                          ---------- ----------
Net cash provided by financing activities                    21,702      2,239
                                                          ---------- ----------
Decrease in cash and cash equivalents                       (7,299)   (30,020)
Cash and cash equivalents at beginning of period             24,949     69,657
                                                          ---------- ----------
Cash and cash equivalents at end of period                  $17,650    $39,637
                                                          ========== ==========
Additional disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                  $ 8,187    $ 9,655
  Income taxes                                                3,365      3,408
Loans transferred to real estate owned                          982        445
Dividends reinvested in common stock                          1,252        873

Notes to Consolidated Financial Statements
(unaudited)

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2004 and 2003, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the September 30, 2004 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended September 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004. The Company operates as a one-segment entity for financial reporting purposes.

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

In March 2004, the FASB reached a consensus on Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-01 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued. The Company does not expect the adoption of impairment guidance contained in EITF 03-1 to have a material impact on its financial position or results of operations.

Comprehensive Income

The Company's comprehensive income for the three and nine-month periods ended September 30, 2004 and 2003 was as follows (in thousands):

                                           Three months ended  Nine months ended
                                              September 30,      September 30,
                                           ------------------ ------------------
                                              2004      2003     2004      2003
                                           -------- --------- --------- --------
Net income                                  $2,429    $2,393    $7,181   $6,877
Other comprehensive income:
  Unrealized gain (loss) during the period   1,691    1,475)     (709)    (788)
  Less realized gain during the period           -         -      (92)    (370)
  Tax effect                                 (659)       575       312      451
                                           -------- --------- --------- --------
Comprehensive income                        $3,461    $1,493    $6,692   $6,170
                                           ======== ========= ========= ========

Earnings Per Share

A three-for-two common stock split was effected on July 16, 2004, in the form of a 50% stock dividend for the stockholders of record at the close of business on July 6, 2004. Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2004 and 2003 were as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ------------------------------ ------------------------------
                                                               2004           2003           2004            2003
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,429,000     $2,393,000     $7,181,000      $6,877,000
Weighted average common shares outstanding                   4,469,444      4,738,710      4,510,660       4,753,750
                                                        =============== ============== ============== ===============
Basic earnings per common share                                  $ .54          $ .51         $ 1.59           $1.45
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,469,444      4,738,710      4,510,660       4,753,750
Assumed conversion of stock options                             97,771        106,682         86,668          75,621
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common
  shares outstanding                                         4,567,215      4,845,392      4,597,328       4,829,371
                                                        =============== ============== ============== ===============
Diluted earnings per common share                                $ .53          $ .49         $ 1.56           $1.42
                                                        =============== ============== ============== ===============

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of the insurance agency acquired, and intangible assets arising from the rights to service mortgage loans for others. The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2004 and December 31, 2003 (in thousands):

                                          September 30, 2004             December 31, 2003
                                     ---------------------------- ----------------------------
                                        Gross                         Gross
                                       Carrying      Accumulated     Carrying     Accumulated
                                        Value       Amortization       Value     Amortization
                                     ------------- -------------- -------------- -------------
Goodwill not subject to amortization      $12,794         $3,760        $12,794        $3,760
Intangibles from branch acquisition         3,015          1,508          3,015         1,358
Core deposit intangibles                    2,805          2,239          2,805         2,089
Mortgage servicing rights                     608            580            608           551
Customer list intangibles                   1,904            508          1,904           365
                                     ------------- -------------- -------------- -------------
                                          $21,126         $8,595        $21,126        $8,123
                                     ============= ============== ============== =============

Total amortization expense for the nine-month periods ended September 30, 2004 and 2003 was as follows (in thousands):

                                              September 30,
                                       ----------------------------
                                                2004          2003
                                       -------------- -------------
Intangibles from branch acquisition             $151          $151
Core deposit intangibles                         150           213
Mortgage servicing rights                         28            70
Customer list intangibles                        143           143
                                       -------------- -------------
                                                $472          $577
                                       ============== =============

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 9/30/04                                $472

Estimated amortization expense:
     For period 10/1/04-12/31/04                             $151
     For year ended 12/31/05                                 $578
     For year ended 12/31/06                                 $579
     For year ended 12/31/07                                 $515
     For year ended 12/31/08                                 $454
     For year ended 12/31/09                                 $417

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2004, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

                                                 Three months ended September 30,   Nine months ended September 30,
                                                       2004             2003              2004            2003
                                                 ----------------- ---------------- ----------------- --------------
Net income, as reported                                    $2,429           $2,393            $7,181         $6,877
Stock based compensation expense determined
under fair value based method, net of related
  tax effect                                                 (43)             (32)             (127)           (96)
                                                 ----------------- ---------------- ----------------- --------------
   Pro forma net income                                    $2,386           $2,361            $7,054         $6,781
                                                 ================= ================ ================= ==============
    Basic Earnings Per Share:
       As reported                                           $.54             $.51            $ 1.59         $ 1.45
       Pro forma                                              .53              .50              1.56           1.43
    Diluted Earnings Per Share:
       As reported                                           $.53             $.49            $ 1.56         $ 1.42
       Pro forma                                              .52              .49              1.53           1.40

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $7,181,000 and $6,877,000 and diluted earnings per share was $1.56 and $1.42 for the nine months ended September 30, 2004 and 2003, respectively. The increase in net income was primarily the result of higher net interest income. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. During the first nine months of 2004, the Company acquired 296,748 shares at a total investment of $9,479,000. The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2004 and 2003, compared to the performance ratios for the year ended December 31, 2003:



                                       Nine months ended         Year ended
                                  September 30,  September 30,  December 31,
                                           2004           2003          2003
                                 --------------- -------------- -------------
Return on average assets                  1.20%          1.19%       1.17%
Return on average equity                 14.17%         13.33%      13.11%
Average equity to average assets          8.44%          8.93%       8.94%


Total assets at September 30, 2004 and December 31, 2003 were $822.1 million and $793.6 million, respectively. This increase was the result of an increase in loan portfolio balances. Net loan balances were $592.9 million at September 30, 2004, an increase of $44.5 million, or 8.1%, from $548.4 million at December 31, 2003, primarily due to an increase in commercial real estate and agricultural loans. Total deposit balances increased to $648.4 million at September 30, 2004 from $615.0 million at December 31, 2003.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.78% for the nine months ended September 30, 2004, up from 3.72% for the same period in 2003. The increase in the net interest margin is attributable to the increase in the loan portfolio balances since September 30, 2003, which offset declines in yields of loans and securities, combined with decreases in the cost of deposits. Net interest income before the provision for loan losses was $21.2 million for the nine months ended September 30, 2004 compared to $20 million for the same period in 2003. In 2004, the growth in earning assets primarily composed of the loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities increased net interest income. During the first quarter of 2004, the Company recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period.

Noninterest income decreased $770,000, or 8.1%, to $8.7 million for the nine months ended September 30, 2004 compared to $9.5 million in 2003. The primary cause of this decrease was a decline in mortgage banking revenue from $1,581,000 in 2003 to $384,000 in 2004 due to the slowing of refinancings in early 2004. Also, the Company received $370,000 in gains on the sale of securities during the first nine months of 2003, compared to $92,000 in gains on the sale of securities during the same period in 2004. These declines were partially offset by an increase in trust and brokerage revenues due to improvement in equity prices and growth in new business and an increase in service charges due to greater overdraft charges.

Noninterest expense increased 2.2% or $408,000, to $18.6 million for the nine months ended September 30, 2004 compared to $18.2 million in 2003. The primary factor in the expense increase was increased salaries and benefits expense, increases in marketing and promotion expense due to new products rolled out in the second quarter and increases in accounting and legal professional fees incurred in implementing the requirements of the Sarbanes-Oxley Act of 2002.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                         2004 versus 2003
                             ------------------------------------------
                              Three months ended     Nine months ended
                                    September 30          September 30
                             -------------------- ---------------------
Net interest income                        $ 253                $1,222
Provision for loan losses                    188                   313
Other income, including
  securities transactions                  (341)                 (770)
Other expenses                              (75)                 (408)
Income taxes                                  11                  (53)
                             -------------------- ---------------------
Increase in net income                       $36                  $304
                             ==================== =====================


Credit quality is an area of importance to the Company and the first nine months of 2004 reflected favorable results in this area. Total nonperforming loans were $3.6 million at September 30, 2004, compared to $4.8 million at September 30, 2003. As a result, the Company's provision for loan loss for the nine months ended September 30, 2004 was $437,000 compared to $750,000 for the nine months ended September 30, 2003. At September 30, 2004, the composition of the loan portfolio remained similar to the same period last year. Net charge-offs were 0.07% of average loans compared to .05% in 2003. During the third quarter of 2004, the Company received a recovery of $68,500 on two commercial real estate loans of a single borrower. During the second quarter of 2003, the Company received a recovery of $382,000 on two commercial loans of a single borrower. Loans secured by both commercial and residential real estate comprised 72% and 70% of the loan portfolio as of September 30, 2004 and 2003, respectively.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2004 and 2003 was 10.78% and 9.94%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2004 and 2003 was 11.54% and 10.70%, respectively. The increase in 2004 was the result of the issuance of trust preferred securities by First Mid-Illinois Statutory Trust I ("Trust"), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. This was partially offset by a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2004 and 2003 were $92.6 million and $83.2 million, respectively.

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

                                                            Nine months ended                  Nine months ended
                                                           September 30, 2004                  September 30, 2003
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                               $1,486        $ 10       0.90%      $ 12,404      $ 100      1.07%
Federal funds sold                                       8,748          62       0.95%        15,383        122      1.06%
Investment securities
  Taxable                                              143,482       3,685       3.42%       139,896      3,705      3.53%
  Tax-exempt                                            26,951         889       4.40%        28,583        944      4.40%
Loans (1)                                              566,007      24,941       5.88%       519,509     24,245      6.22%
                                                   ------------------------------------------------------------------------
Total earning assets                                   746,674      29,587       5.28%       715,775     29,116      5.42%
                                                   ------------------------------------------------------------------------

Cash and due from banks                                 18,921                                18,519
Premises and equipment                                  15,815                                16,717
Other assets                                            24,254                                23,285
Allowance for loan losses                              (4,543)                               (4,053)
                                                   ------------                       ---------------
Total assets                                          $801,121                              $770,243
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $226,753     $ 1,076        .63%      $218,728    $ 1,428       .87%
  Savings deposits                                      59,822         177        .39%        57,510        245       .57%
  Time deposits                                        259,154       5,381       2.77%       249,499      5,876      3.14%
Securities sold under
  agreements to repurchase                              53,786         245        .61%        44,158        193       .58%
FHLB advances                                           27,727       1,121       5.39%        31,362      1,226      5.21%
Federal funds purchased                                    290           3       1.38%            18          -          -
Junior subordinated debt                                 8,165         255       4.16%             -          -          -
Other debt                                               7,327         142       2.58%         9,339        183      2.61%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    liabilities                                        643,024       8,400       1.74%       610,614      9,151      2.00%
                                                   ------------------------------------------------------------------------

Non interest-bearing demand deposits                    84,857                                84,263
Other liabilities                                        5,647                                 6,579
Stockholders' equity                                    67,593                                68,787
                                                   ------------                       ---------------
Total liabilities & equity                            $801,121                              $770,243
                                                   ============                       ===============
Net interest income                                                $21,187                              $19,965
                                                              ============                          ===========
Net interest spread                                                              3.54%                               3.42%
Impact of non-interest
 bearing funds                                                                    .24%                                .30%
Net yield on interest-
  earning assets                                                                 3.78%                               3.72%
                                                                          ============                         ============

(1) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2004, compared to the same period in 2003 (in thousands):

                                For the nine months ended September 30,
                                         2004 compared to 2003
                                         Increase / (Decrease)
                                  Total
                                  Change      Volume (1)     Rate (1)
                                -----------------------------------------
Earning Assets:
Interest-bearing deposits             $ (90)        $ (76)         $(14)
Federal funds sold                      (60)          (48)          (12)
Investment securities:
  Taxable                               (20)            94         (114)
  Tax-exempt                            (55)          (54)           (1)
Loans (2)                                696         1,788       (1,092)
                                ------------------------------------------
  Total interest income                  471         1,704       (1,233)
                                -----------------------------------------
 Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                      (352)            54         (406)
  Savings deposits                      (68)            10          (78)
  Time deposits                        (495)           242         (737)
Securities sold under
  agreements to repurchase                52            42            10
FHLB advances                          (105)         (149)            44
Federal funds purchased                    3             1             2
Junior subordinated debt                 255           255             -
Other debt                              (41)          (39)           (2)
                                -----------------------------------------
  Total interest expense               (751)           416       (1,167)
                                -----------------------------------------
 Net interest income                  $1,222        $1,288        $ (66)
                                =========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) Nonaccrual loans are not material and have been included in the average balances.


Net interest income increased $1,222,000, or 6.1% to $21,187,000 for the nine months ended September 30, 2004, from $19,965,000 for the same period in 2003. The increase in net interest income was primarily due to growth in earning assets primarily composed of loan growth and net interest margin expansion from the decline in the cost of interest-bearing liabilities. The Company also recovered $85,000 in interest on an agricultural loan.

For the nine months ended September 30, 2004, average-earning assets increased by $30.9 million, or 4.3%, and average interest-bearing liabilities increased $32.4 million, or 5.3%, compared with average balances for the same period in 2003. Changes in average balances are shown below:

<    Average loans increased by $46.5 million or 9.0% in 2004 compared to 2003.

<    Average  securities  increased by $2.0 million or 1.2% in 2004  compared to
     2003.

<    Average  interest-bearing  deposits  increased by $20.0  million or 3.8% in
     2004 compared to 2003.

<    Average  securities sold under  agreements to repurchase  increased by $9.6 million or 21.7% in 2004 compared to 2003.

<    Average  borrowings  and other debt  decreased  by $5.4 million or 13.3% in
     2004 compared to 2003.

<    Net interest margin increased to 3.78% in 2004 from 3.72% in 2003.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.87% in 2004 and 3.81% in 2003. The TE adjustments to net interest income for September 30, 2004 and 2003 were $458,000 and $488,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2004 was $437,000 compared to $750,000 for the same period in 2003. The decrease in the provision was primarily due to a decrease in non-performing loans. Nonperforming loans decreased from $4,766,000 as of September 30, 2003 to $3,606,000 as of September 30, 2004. Net charge-offs were $303,000 for the nine months ended September 30, 2004 compared to $204,000 during the same period in 2003. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three and nine-month periods ended September 30, 2004 and 2003 (in thousands):


                        Three months ended September 30,  Nine months ended September 30,
                             2004       2003   $ Change       2004       2003   $ Change
                        ---------- ---------- ---------- ---------- ---------- -----------
Trust                        $514       $499       $ 15     $1,676     $1,444       $232
Brokerage                      71         85       (14)        298        209         89
Insurance commissions         336        363       (27)      1,112      1,141       (29)
Service charges             1,255      1,165         90      3,572      3,303        269
Security gains                  -          -          -         92        370      (278)
Mortgage banking              138        642      (504)        384      1,581    (1,197)
Other                         562        463         99      1,583      1,439        144
                        ---------- ---------- ---------- ---------- ---------- -----------
  Total other income       $2,876     $3,217    $ (341)     $8,717     $9,487     $(770)
                        ========== ========== ========== ========== ========== ===========


Following are explanations for the three months ended September 30, 2004 compared to the same period in 2003:

<    Trust revenues  increased $15,000 or 3.0% to $514,000 from $499,000.  Trust assets, at market value, were $354 million at September 30, 2004 compared to $339 million at September 30, 2003. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues from brokerage  decreased $14,000 or 16.5% to $71,000 from $85,000 as a result of a decrease in the number of stock transactions.

<    Insurance  commissions  decreased $27,000 or 7.4% to $336,000 from $363,000 due to a decrease in commissions received on sales of business property and casualty insurance.

<    Fees from service  charges  increased  $90,000 or 7.7% to  $1,255,000  from
     $1,165,000. This was primarily the result of continued increases in overdraft fees through the Company's Payment Privilege program. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    Mortgage  banking  income  decreased  $504,000  or 78.5% to  $138,000  from
     $642,000. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

<    $10.3 million (representing 105 loans) for the 3rd quarter of 2004.
<    $49.7 million (representing 522 loans) for the 3rd quarter of 2003.

     First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

<    Other income  increased  $99,000 or 21.4% to $562,000 from  $463,000.  This increase was primarily due to increased ATM service fees and increased loan closing fees in our Maryville branch.

Following are explanations for the nine months ended September 30, 2004 compared to the same period in 2003:

<    Trust revenues  increased  $232,000 or 16.1% to $1,676,000 from $1,444,000.
     Trust assets, at market value, were $354 million at September 30, 2004 compared to $339 million at September 30, 2003. The increase in trust revenues was the result of new business and an increase in equity prices.

<    Revenues  from  brokerage  increased  $89,000  or  42.6% to  $298,000  from
     $209,000 as a result of an increase in the number of stock transactions.

<    Insurance   commissions  decreased  $29,000  or  2.5%  to  $1,112,000  from
     $1,141,000 due to a decrease in commission on sales of business property and casualty insurance.

<    Fees from service  charges  increased  $269,000 or 8.1% to $3,572,000  from
     $3,303,000. This was primarily the result of continued increases in overdraft fees through the Company's Payment Privilege program. Under Payment Privilege, overdrafts up to a limit of $500 are paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

<    The sale of a security  during the nine  months  ended  September  30, 2004 resulted in net security gains of $92,000 compared to $370,000 during the same period of 2003.

<    Mortgage  banking  income  decreased  $1,197,000  or 75.7% to $384,000 from
     $1,581,000. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

<    $32.9  million  (representing  348 loans) for the  nine-month  period ended
     September 30, 2004.
<    $125.1 million  (representing  1,349 loans) for the nine-month period ended
     September 30, 2003.

     First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

<    Other income  increased  $144,000 or 10.0% to $1,583,000  from  $1,439,000.
     This increase was primarily due to prior years' income tax refunds received during the first quarter of 2004, increased ATM service fees and increased loan closing fees in our Maryville branch.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and nine-month periods ended September 30, 2004 and 2003 (in thousands):

                                Three months ended September 30,         Nine months ended September 30,
                                2004          2003        $ Change       2004        2003        $ Change
                             ------------ ------------- ------------- ----------- ------------ -------------
Salaries and benefits            $ 3,378       $ 3,368           $10     $10,087      $ 9,928         $ 159
Occupancy and equipment            1,078         1,079           (1)       3,237        3,202            35
Amortization of intangibles          149           212          (63)         472          577         (105)
Stationery and supplies              124           148          (24)         380          435          (55)
Legal and professional fees          309           217            92         861          703           158
Marketing and promotion              134           142           (8)         530          464            66
Other operating expenses           1,080         1,011            69       3,089        2,939           150
                             ------------ ------------- ------------- ----------- ------------ -------------
  Total other expense            $ 6,252       $ 6,177           $75     $18,656      $18,248         $ 408
                             ============ ============= ============= =========== ============ =============

Following are explanations for the three months ended September 30, 2004 compared to the same period in 2003:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased  $10,000 or 0.3% to $3,378,000 from $3,368,000.  This increase is primarily due to merit increases for continuing employees. There were 312 full-time equivalent employees at September 30, 2004 compared to 320 at September 30, 2003.

<    Occupancy and equipment expense decreased $1,000 or 0.1% to $1,078,000 from
     $1,079,000.

<    Other operating  expenses  increased  $69,000 or 6.8% to $1,080,000 in 2004 from $1,011,000 in 2003. This increase was a result of increased franchise taxes for the Company.

<    All other  categories  of operating  expenses  decreased a net of $3,000 or
     0.4% to $716,000 from $719,000.

Following are explanations for the nine months ended September 30, 2004 compared to the same period in 2003:

<    Salaries and employee  benefits,  the largest  component of other  expense, increased $159,000 or 1.6% to $10,087,000 from $9,928,000. This increase is primarily due to merit increases for continuing employees and related benefit expenses. There were 312 full-time equivalent employees at September 30, 2004 compared to 320 at September 30, 2003.

<    Occupancy and  equipment  expense  increased  $35,000 or 1.1% to $3,237,000 from $3,202,000, primarily due to increased property taxes.

<    Other operating  expenses  increased $150,000 or 5.1% to $3,089,000 in 2004 from $2,939,000 in 2003. This increase was a result of increases in franchise taxes for the Company, loan collection expense and ATM expenses.

<    All other  categories of operating  expenses  increased a net of $64,000 or
     2.9% to $2,243,000 from $2,179,000. The increase was primarily due to increased legal and professional fees resulting from the provisions of the Sarbanes-Oxley Act of 2002, increased marketing and promotion expense due to new deposit products rolled out in the second quarter of 2004 and from fees associated with the issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Company, during the first quarter of 2004.

Income Taxes

Total income tax expense amounted to $3,630,000 (33.6% effective tax rate) for the nine months ended September 30, 2004, compared to $3,577,000 (34.2% effective tax rate) for the same period in 2003. The decrease in effective tax rate is due to a reduction in the current year tax expense accrual to more accurately reflect the estimated tax liability and deferred tax position for 2004.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2004 and December 31, 2003 (in thousands):

                                   September 30,      December 31,
                                            2004              2003
                               ------------------------------------
Real estate - residential               $121,201          $113,905
Real estate - agricultural                49,192            52,509
Real estate - commercial                 259,030           224,427
                               ------------------------------------
 Total real estate - mortgage           $429,423          $390,841
Commercial and agricultural              134,741           131,609
Installment                               31,120            28,932
Other                                      2,122             1,442
                               ------------------------------------
  Total loans                           $597,406          $552,824
                               ====================================


Overall loans increased $44.6 million, or 8.1% as a result of an increase in commercial real estate and agricultural loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,665,000 and $751,000 as of September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004, the Company had loan concentrations in agricultural industries of $90.9 million, or 15.2%, of outstanding loans and $93.3 million, or 18.1%, at December 31, 2003. In addition, the Company had loan concentrations in the following industries as of September 30, 2004 compared to December 31, 2003 (dollars in thousands):

                                      September 30, 2004          December 31, 2003
                                   Principal   % Outstanding   Principal     % Outstanding
                                    balance         loans        Balance          loans
                                  ------------ -------------- -------------- --------------
Operators of non-residential         $21,202           3.6%        $11,633           2.1%
buildings
Apartment building owners             17,826           3.0%         21,207           3.8%
Motels, hotels & tourist courts       27,515           4.6%         26,962           4.9%

The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2004, by maturities (in thousands):


                                                 Maturity (1)
                               -------------------------------------------------
                                                Over 1
                                  One year      through         Over
                                or less (2)     5 years      5 years       Total
                               -------------------------------------------------
Real estate - residential         $ 59,357    $ 58,697       $3,147    $121,201
Real estate - agricultural          11,111      32,654        5,427      49,192
Real estate - commercial            64,253     159,408       35,369     259,030
                               -------------------------------------------------
  Total real estate - mortgage    $134,721    $250,759     $ 43,943    $429,423
Commercial and agricultural         98,941      34,346        1,454     134,741
Installment                         15,929      15,148           43      31,120
Other                                  690         842          590       2,122
                               -------------------------------------------------
  Total loans                     $250,281    $301,095     $ 46,030    $597,406
                               =================================================

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.


As of September 30, 2004, loans with maturities over one year consisted of approximately $239,392,000 in fixed rate loans and $107,733,000 in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2004 and December 31, 2003 (in thousands):



                                             September 30,       December 31,
                                                      2004               2003
                                            ----------------------------------
Nonaccrual loans                                    $3,606             $3,296
Renegotiated loans which are performing
  in accordance with revised terms                       -                 35
                                            ----------------------------------
Total nonperforming loans                           $3,606             $3,331
                                            ==================================

The $310,000 increase in nonaccrual loans during the nine months ended September 30, 2004 resulted from the net of $2,148,000 of loans put on nonaccrual status, $1,770,000 of loans brought current or paid-off, $50,000 of loans charged-off and $18,000 of loans transferred to other real estate owned.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $148,000 for the nine months ended September 30, 2004 and $211,000 for the year ended December 31, 2003.

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

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2004, the Company's loan portfolio included $90.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $2.4 million from $93.3 million at December 31, 2003. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $27.5 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $20.2 million of loans to operators of non-residential buildings and $17.8 million of loans to apartment building owners.

Analysis of the allowance for loan losses as of September 30, 2004 and 2003, and of changes in the allowance for the three and nine-month periods ended September 30, 2004 and 2003, was as follows (dollars in thousands):

                                            Three months ended September 30, Nine months ended September 30,
                                                       2004            2003           2004            2003
                                            -------------------------------- -------------------------------
Average loans outstanding,
  net of unearned income                           $585,667        $538,035       $566,007        $519,509
Allowance-beginning of period                       $ 4,505         $ 4,122        $ 4,426         $ 3,723
Charge-offs:
Real estate-mortgage                                      5              15             23              40
Commercial, financial & agricultural                     86              76            359             529
Installment                                              18              41             68              89
                                            -------------------------------- -------------------------------
  Total charge-offs                                     109             132            450             658

Recoveries:
Real estate-mortgage                                      -               2              -               2
Commercial, financial & agricultural                     95              22            119             421
Installment                                               7               5             28              31
                                            -------------------------------- -------------------------------
  Total recoveries                                      102              29            147             454
                                            -------------------------------- -------------------------------
Net charge-offs (recoveries)                              7             103            303             204
Provision for loan losses                                62             250            437             750
                                            -------------------------------- -------------------------------
Allowance-end of period                             $ 4,560         $ 4,269        $ 4,560         $ 4,269
                                            ================================ ===============================
Ratio of annualized net charge-offs
  to average loans                                       --            .08%           .07%            .05%
                                            ================================ ===============================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .76%            .79%           .76%            .79%
                                            ================================ ===============================
Ratio of allowance for loan losses
  to nonperforming loans                             126.5%           89.6%         126.5%           89.6%
                                            ================================ ===============================

During the first nine months of 2004, the Company had charge-offs of $118,000 on two commercial loans of a single borrower and charge-offs of $124,000 on two commercial real estate loans of a single borrower. The Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period and $68,500 on two commercial real estate loans that were previously charged-off. During 2003, the Company had charge-offs of $170,000 on a commercial building loan and $80,000 on an agricultural operating loan secured by crops and real estate. The Company also received a recovery of $382,000 on two commercial loans of a single borrower.

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

The following table sets forth the amortized cost of the securities as of September 30, 2004 and December 31, 2003 (dollars in thousands):


                                                      September 30, 2004           December 31, 2003
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of U.S.
 government corporations and agencies                 $ 98,381          2.84%      $109,544         3.25%
Obligations of states and
 political subdivisions                                 25,622          4.61%        26,895         4.86%
Mortgage-backed securities                              26,376          3.55%        21,607         3.64%
Other securities                                        17,739          5.89%        17,521         5.87%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $168,118          3.54%      $175,567         3.81%
                                                 ============== ============== ============= =============

At September 30, 2004, the Company's investment portfolio showed a slight increase in other securities and mortgage-backed securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies and obligations of states and political subdivisions securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                                       Gross            Gross         Estimated
                                                     Amortized       Unrealized      Unrealized         Fair
                                                        Cost           Gains          (Losses)          Value
                                                   --------------- --------------- ---------------- --------------
September 30, 2004
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies              $ 98,381            $ 95           $(126)       $ 98,350
Obligations of states and political
 subdivisions                                              24,055             961                -         25,016
Mortgage-backed securities                                 26,376             306             (51)         26,631
Federal Home Loan Bank stock                                5,215               -                -          5,215
Other securities                                           12,524             605                -         13,129
                                                   --------------- --------------- ---------------- --------------
 Total available-for-sale                                $166,551         $ 1,967           $(177)       $168,341
                                                   =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions         $ 1,567            $ 61              $ -         $1,628
                                                   =============== =============== ================ ==============
December 31, 2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies              $109,544           $ 786            $(98)       $110,232
Obligations of states and political
 subdivisions                                              25,218           1,229                -         26,447
Mortgage-backed securities                                 21,607             259             (94)         21,772
Federal Home Loan Bank stock                                5,000               -                -          5,000
Other securities                                           12,521             509                -         13,030
                                                   --------------- --------------- ---------------- --------------
  Total available-for-sale                               $173,890         $ 2,783           $(192)       $176,481
                                                   =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions         $ 1,677            $ 12            $ (2)        $ 1,687
                                                   =============== =============== ================ ==============

At September 30, 2004, there were no securities in a continuous unrealized loss position for twelve months or more.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2004 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).

                                                                       After           After
                                                    One year       1 through       5 through       After ten
                                                     or less         5 years        10 years           years           Total
                                               -----------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $22,029        $ 61,403          $9,970         $ 4,979       $ 98,381
Obligations of state and
  political subdivisions                               2,683           8,497           9,792           3,083         24,055
Mortgage-backed securities                             5,043          21,333               -               -         26,376
Federal Home Loan Bank stock                               -               -               -           5,215          5,215
Other securities                                           -               -               -          12,524         12,524
                                               -----------------------------------------------------------------------------
Total investments                                    $29,755         $91,233         $19,762         $25,801       $166,551
                                               =============================================================================

Weighted average yield                                 4.43%           3.40%           4.58%           5.26%          3.52%
Full tax-equivalent yield                              4.60%           3.59%           5.67%           5.55%          3.83%
                                               =============================================================================

Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 135           $ 600           $ 270           $ 562        $ 1,567
                                               =============================================================================

Weighted average yield                                 5.17%           5.41%           5.67%           5.40%          5.43%
Full tax-equivalent yield                              7.63%           7.99%           8.39%           7.97%          8.02%
                                               =============================================================================

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2004.

Investment securities carried at approximately $144,133,000 and $147,603,000 at September 30, 2004 and December 31, 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2004 and for the year ended December 31, 2003 (dollars in thousands):


                              September 30, 2004    December 31, 2003
                           ---------------------------------------------
                                       Weighted                Weighted
                                        Average                 Average
                              Amount     Rate         Amount      Rate
                           ---------------------------------------------
Demand deposits:
  Non-interest-bearing      $ 84,857          -     $ 85,368          -
  Interest-bearing           226,753       .63%      219,809       .81%
Savings                       59,822       .39%       56,402       .54%
Time deposits                259,154      2.77%      250,403      3.06%
                           ---------------------------------------------
  Total average deposits    $630,586      1.40%     $611,982      1.59%
                           =============================================

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2004 and December 31, 2003 (in thousands):


                                         September 30,       December 31,
                                                  2004               2003
                                    --------------------------------------
3 months or less                               $30,923           $ 20,510
Over 3 through 6 months                         18,590             10,906
Over 6 through 12 months                        16,614             24,654
Over 12 months                                  49,745             28,446
                                    --------------------------------------
  Total                                       $115,872           $ 84,516
                                    ======================================

During the first nine months of 2004, the balance of time deposits of $100,000 or more increased by $31.4 million. The increase in balances was primarily attributable to an increase in brokered CDs of $25.9 million.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $48.8 million and $22.9 million as of September 30, 2004 and December 31, 2003, respectively. The Company also maintained time deposits for the State of Illinois with balances of $4.4 million and $6.3 million as of September 30, 2004 and December 31, 2003, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2004 and December 31, 2003 is presented below (dollars in thousands):

                                                   September 30,   December 31,
                                                            2004           2003
                                                  --------------- --------------
Securities sold under agreements to repurchase           $53,153       $ 59 875
Federal Home Loan Bank advances:
  Overnight                                                2,500              -
  Fixed term - due in one year or less                    12,300          5,000
  Fixed term - due after one year                         13,000         25,300
Debt:
  Loans due in one year or less                            6,700          9,025
  Loans due after one year                                   400            600
  Junior subordinated debentures                          10,310              -
                                                  --------------- --------------
  Total                                                  $98,363        $99,800
                                                  =============== ==============
  Average interest rate at end of period                   2.35%           2.13%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase         $58,326        $59,875
  Federal Home Loan Bank advances:
    Overnight                                              7,000              -
    Fixed term - due in one year or less                  12,300          5,000
    Fixed term - due after one year                       25,300         30,300
  Debt:
    Loans due in one year or less                          9,025          9,025
    Loans due after one year                                 400            600
    Junior subordinated debentures                        10,310              -

Averages for the period (YTD)
  Securities sold under agreements to repurchase         $53,786        $47,795
  Federal Home Loan Bank advances:
    Overnight                                              1,332              -
    Fixed term - due in one year or less                   6,278          5,000
    Fixed term - due after one year                       20,117         26,094
  Federal funds purchased                                    290             14
  Debt:
    Loans due in one year or less                          6,907          8,796
    Loans due after one year                                 420            615
    Junior subordinated debentures                         8,165              -
                                                  --------------- --------------
     Total                                               $97,295        $88,314
                                                  =============== ==============
    Average interest rate during the period                2.38%           2.41%

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


Other debt, both short-term and long-term, represents the outstanding loan balances for the Company. At September 30, 2004, outstanding loan balances include $6,500,000 on a revolving credit agreement with The Northern Trust
Company with a floating interest rate of 1.25% over the federal funds rate (3.03% as of September 30, 2004) and that matured on October 23, 2004. On October 23, 2004, the Company entered into an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 22, 2005, under the same terms and conditions stated above. The loan has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The credit agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lending approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2004 and at December 31, 2003.

The balance also includes a $600,000 balance remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (4.25% as of September 30, 2004) and principal payable annually over five years, with a final maturity of January 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at nine-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether de-consolidation of the Trust will affect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well-capitalized.

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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at September 30, 2004 (dollars in thousands):


                                                      Number of Months Until Next Repricing Opportunity
Interest-earning assets:                        0-1             1-3              3-6             6-12            12+
                                       --------------- --------------- ---------------- --------------- ---------------
Federal funds sold                          $     732       $       -        $       -        $      -       $       -
Taxable investment securities                  13,398           1,006                -           9,780         119,141
Nontaxable investment securities                    -           2,632            3,977             692          19,282
Loans                                         189,148          31,902           52,495          60,157         263,704
                                       --------------- --------------- ---------------- --------------- ---------------
  Total                                     $ 203,278       $  35,540        $  56,472        $ 70,629       $ 402,127
                                       --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                 $  40,992       $   3,835        $   1,650        $  3,637       $ 156,345
Money market accounts                          55,798             520              780           1,478          25,550
Other time deposits                            34,686          31,437           38,627          44,002         123,862
Short-term borrowings/debt                     55,653               -            5,000           7,300               -
Long-term borrowings/debt                           -               -                -               -          13,000
                                       --------------- --------------- ---------------- --------------- ---------------
  Total                                     $ 187,129       $  35,792        $  46,057        $ 56,417       $ 318,757
                                       =============== =============== ================ =============== ===============
  Periodic GAP                              $ 16,149        $   (252)        $  10,415        $ 14,212       $  83,370
                                       =============== =============== ================ =============== ===============
 Cumulative GAP                             $ 16,149        $  15,897        $  26,312        $ 40,524       $ 123,894
                                       =============== =============== ================ =============== ===============
GAP as a % of interest-earning assets:
  Periodic                                      2.1%             0.0%             1.4%            1.9%           10.9%
  Cumulative                                    2.1%             2.1%             3.4%            5.3%           16.1%


The static GAP analysis shows that at September 30, 2004, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2004, the Company's stockholders' equity had decreased $1,869,000 or 2.7% to $68,726,000 from $70,595,000 as of December 31, 2003.
During the first nine months of 2004, net income contributed $7,181,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $489,000, net of tax. Additional purchases of treasury stock (296,468 shares at an average cost of $31.94 per share) decreased stockholders' equity by $9,479,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2004 and December 31, 2003, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by First Mid-Illinois Statutory Trust I are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether de-consolidation of the Trust will affect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well-capitalized.

As of September 30, 2004, the most recent notification from the OCC categorized First Mid Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
September 30, 2004
Total Capital (to risk-weighted assets)
  Company                                        $69,690       11.54%      $48,318      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  70,612       11.80%       47,867      > 8.00%      $59,833      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         65,130       10.78%       24,159      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,052       11.04%       23,933      > 4.00%       35,900      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         65,130        8.11%       31,545      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,052        8.27%       31,930      > 4.00%       39,912      > 5.00%
                                                                                        -                         -
December 31, 2003
Total Capital (to risk-weighted assets)
  Company                                        $60,494       10.61%      $45,613      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  65,356       11.57%       45,190      > 8.00%      $56,488      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         56,068        9.83%       22,807      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930       10.79%       22,595      > 4.00%       33,893      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         56,068        7.18%       31,217      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  60,930        7.85%       31,059      > 4.00%       38,824      > 5.00%
                                                                                        -                         -


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

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on September 30, 2004 to 8% of the Company's common stock plus $23 million of additional shares.

During the nine-month period ending September 30, 2004, the Company repurchased 296,748 shares at a total price of $9,479,000. On February 9, 2004, the Company acquired as treasury stock, a total of 150,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these shares amounted to $4,750,000. Since 1998, the Company has repurchased a total of 1,094,176 shares at a total price of $24,015,000. As of September 30, 2004, the Company was authorized per all repurchase programs to purchase $5,192,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:


<    First Mid Bank has $17 million  available in overnight  federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2004, First Mid Bank's ratios of total capital to risk-weighted assets of 11.80% and Tier 1 capital to total average assets of 8.27% exceeded minimum regulatory requirements.

<    First Mid Bank can also borrow from the Federal  Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2004, the excess collateral at the Federal Home Loan Bank will support approximately $46 million of additional advances.

<    First Mid Bank also  receives  deposits  from the  State of  Illinois.  The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

<    First  Mid Bank is also a member  of the  Federal  Reserve  System  and can borrow funds provided that sufficient collateral is pledged.

<    In addition,  the Company has a revolving credit agreement in the amount of
     $15 million with The Northern Trust Company. The Company has an outstanding balance of $6,500,000 as of September 30, 2004, and $8,500,000 in available funds. The credit agreement matured on October 23, 2004. On October 23, 2004, the Company entered into an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 22, 2005, under the same terms and conditions. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2004.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2004 (in thousands):


                                                    Less than                                      More than
                                         Total          1 year       1-3 years       3-5 years        5 years
                                 -------------- --------------- --------------- --------------- --------------
Time deposits                         $276,865        $152,760         $89,690         $33,865          $ 550
Debt                                    17,410           6,700             400               -              -
Junior subordinated debentures               -               -               -               -         10,310
Other borrowings                        80,953          67,953           5,000               -          8,000
Operating leases                         2,081             272             423             379          1,007
                                 -------------- --------------- --------------- --------------- --------------
                                       $377,309        $227,685         $95,513         $34,244        $19,867
                                 ============== =============== =============== =============== ==============

For the nine-month period ended September 30, 2004, net cash of $8.1 million and $21.7 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $37.1 million. In total, cash and cash equivalents decreased by $7.3 million since year-end 2003. Generally, during 2004, the funding of loans and purchases of available-for-sale securities decreased cash balances. On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                   September 30,   December 31,
                                                            2004           2003
                                                  --------------- --------------
Unused commitments, including lines of credit:
    Commercial real estate                              $ 22,326       $ 24,283
    Commercial operating                                  36,746         32,928
    Home equity                                           15,526         13,207
    Other                                                 15,092         14,991
                                                  --------------- --------------
       Total                                            $ 89,690       $ 85,409
                                                  =============== ==============
Standby letters of credit                                $ 2,949        $ 2,440
                                                  =============== ==============

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

Subsequent Event

On October 23, 2004, the Company entered into an agreement with The Northern Trust Company to renew its revolving credit agreement in the amount of $15 million for one year with a maturity date of October 22, 2005, as more particularly described in the "Repurchase Agreements and Other Borrowings" section above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2003. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's and all of its wholly-owned subsidiaries' "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's and all of its wholly-owned subsidiaries' disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Further, there have been no changes in the Company's internal controls over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company's internal controls over financial reporting.


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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                                   (d) Approximate Dollar
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price      Publicly Announced Plans       Under the Plans or
       Period            Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
July 1, 2004 -
 July 31, 2004                  --                     --                        --                      $5,645,000
August 1, 2004 -
 August 31, 2004              10,016                 $34.25                    10,016                    $5,302,000
September 1, 2004 -
 September 30, 2004           3,080                  $35.96                     3,080                    $5,192,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                        296,748                 $31.94                    296,748                   $5,192,000
                       ===================== ======================= ============================ =========================

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on September 30, 2004 to 8% of the Company's common stock plus $23 million of additional shares.


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

Date:  November 8, 2004


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






Date: November 8, 2004

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





Date: November 8, 2004

By:  /s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2004

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2



                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2004

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer