Form 10-K
period 2004-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2005-03-11
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Company, as of the last business day of the Company's most recently completed second fiscal quarter was approximately $149,077,000.

As of March 9, 2005, 4,437,447 shares of the Company's common stock, $4.00 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    Into Form 10-K Part:
Portions of the Proxy Statement for 2005 Annual
Meeting of Shareholders to be held on May 25, 2005                   III

                       First Mid-Illinois Bancshares, Inc.

                           Form 10-K Table of Contents

                                                                           Page

Part I

Item 1    Business                                                           3
Item 2    Properties                                                         9
Item 3    Legal Proceedings                                                 11
Item 4    Submission of Matters to a Vote of Security Holders               11

Part II

Item 5    Market for Company's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities               12
Item 6    Selected Financial Data                                           14
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             15
Item 7A   Quantitative and Qualitative Disclosures About Market Risk        35
Item 8    Financial Statements and Supplementary Data                       37
Item 9    Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure                             62
Item 9A   Controls and Procedures                                           62
Item 9B   Other Information                                                 64

Part III

Item 10   Directors and Executive Officers of the Company                   64
Item 11   Executive Compensation                                            64
Item 12   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                      64
Item 13   Certain Relationships and Related Transactions                    65
Item 14   Principal Accountant Fees and Services                            65

Part IV

Item 15   Exhibit and Financial Statement Schedules                         66


                                                                            67


Exhibit Index                                                               68

                                     PART I

ITEM 1.  BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the "Company") is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS"). The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. ("Checkley"). The Company also wholly owns a statutory business trust, First Mid-Illinois Statutory Trust I (the "Trust").

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

First Mid Bank conducts its business in the middle of some of the richest farmland in the world. Accordingly, First Mid Bank provides a wide range of financial services to farmers and agribusiness within their respective markets. The farm management department, headquartered in Mattoon, Illinois, has approximately 33,000 acres under management and is the largest management operation in the area, ranking in the top 100 firms nationwide. First Mid Bank is the largest supplier of farm credit in the Company's market area with $91.5 million in agriculture-related loans at December 31, 2004. The farm credit products offered by First Mid Bank include real estate loans, as well as machinery and equipment loans, production loans, inventory financing and lines of credit.

First Mid Bank had total assets of $820,586,000 and stockholders' equity of $78,251,000 at December 31, 2004.

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 317 people on a full-time equivalent basis as of December 31, 2004. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits and management considers its employee relations to be excellent.

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

A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. The SEC issued interim final rules to define certain terms in, and grant additional exemptions from, the provisions of the GLB Act in May 2001. By several orders, the SEC extended the blanket exemption for banks from the definition of "broker" and "dealer" while it has considered amendments to the interim final rules. On February 13, 2003, the SEC adopted amendments to its rules relating to the "dealer" exemption for banks, and banks have been required to comply with those rules since September 30, 2003. On June 17, 2004 the SEC proposed new rules and exemptions relating to bank brokerage activities as Regulation B, which would replace the interim final rules. The SEC has extended the blanket exemption for banks from the definition of "broker" until March 31, 2005. If Regulation B is adopted as proposed banks would be exempted from the term "broker" until January 1, 2006. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

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

As of December 31, 2004, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, with a risk-based capital ratio of 11.71% and a leverage ratio of 7.99%.


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

During the year ended December 31, 2004, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

In addition to its insurance assessment, each insured bank is subject, in 2005, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2005 debt service assessment was .0144%.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2004, First Mid Bank paid supervisory fees to the OCC totaling $176,000.

Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board's capital guidelines for bank holding companies (See "The Company-Capital Requirements").

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

During the year ended December 31, 2004, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements. As of December 31, 2004, First Mid Bank exceeded its minimum regulatory capital requirements with a risk-based capital ratio of 11.88% and a leverage ratio of 8.08%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $14.8 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the Federal Reserve Board determines that such payment would constitute an unsafe or unsound practice.

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


Name (Age)                    Position With Company
--------------------------------------------------------------------------------
William S. Rowland (58)       Chairman of the Board of Directors, President
                                and Chief Executive Officer

Michael L. Taylor (36)        Vice President and Chief Financial Officer

John W. Hedges (57)           President, First Mid Bank

Laurel G. Allenbaugh (45)     Vice President

Christie L. Wright (48)       Vice President, Secretary/Treasurer

Stanley E. Gilliland (60)     Vice President

Robert J. Swift, Jr. (53)     Vice President

Kelly A. Downs (37)           Vice President


William S. Rowland, age 58, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 36, has been the Vice President and Chief Financial Officer of the Company since May 2000. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 57, has been the President of First Mid Bank since September 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 45, has been Vice President of Operations since February 2000. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Christie L. Wright, age 48, has been Vice President of Investments since 1995 and Secretary and Treasurer since 1998.

Stanley E. Gilliland, age 60, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

Robert J. Swift, Jr., age 53, has been Vice President of the Trust and Financial Services Department of the Company since August 2000. He was with Central Trust Bank in Jefferson City, Missouri from 1989 to 2000.

Kelly A. Downs, age 37, has been Vice President of Human Resources since 2001.

ITEM 2.  PROPERTIES

The Company or First Mid Bank own all of the following properties except those specifically identified as being leased.

First Mid Bank

Mattoon

First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement, which was opened in 1965 with approximately 36,000 square feet of office space, four walk-in teller stations, and four sit-down teller stations. Adjacent to this building is a parking lot with parking for approximately one hundred cars. A drive-up facility with nine drive-up lanes and a drive-up automated teller machine ("ATM"), is located across the street from First Mid Bank's main office.

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

First Mid Bank leases a facility at 1504-A Lakeland Boulevard, Mattoon, Illinois that provides space for three tellers, two drive-up lanes and a drive-up ATM.

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

Sullivan

First Mid Bank operates two locations in Sullivan, Illinois. The main office is located at 200 South Hamilton Street, Sullivan, Illinois. Its office building is a one-story structure containing approximately 11,400 square feet of office space with five tellers, six private offices and four drive-up lanes. Adequate customer parking is available on two sides of the main office building. The second office is a leased facility at 435 South Hamilton, Sullivan, Illinois in the IGA. The facility has two teller stations, a vault, an ATM and a night depository. There is also a walk-up ATM located in the Sullivan Citgo Station at 105 West Jackson.

Neoga

First Mid Bank's office in Neoga, Illinois, is located at 102 East Sixth Street, Neoga, Illinois. The building consists of a one-story structure containing approximately 4,000 square feet of office space. The main office building provides space for four tellers in the lobby of the building, two drive-up tellers, four private offices, two night depositories, and an ATM. Adequate customer parking is available on three sides of the main office building. During 1996, an adjacent building with approximately 400 square feet was purchased and was subsequently donated to the Neoga Food Pantry in 2004.

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

There are also two additional ATMs located at the Arcola Citgo Station on Route 133 at Interstate Five and the Arthur Citgo Station at 209 North Vine.

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

Highland

First Mid Bank owns a facility located at 12616 State Route 143, Highland, Illinois. The building is a two-story structure with approximately 6,720 square feet of office space, a portion of which is leased to an unaffiliated business. This office space consists of a customer service area and teller windows, three drive-up teller lanes, an ATM and four private offices. Adequate parking is available to serve customers.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company's common stock was held by approximately 673 shareholders of record as of December 31, 2004 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                   Quarter            High          Low
              ------------------- ------------- -------------
              2004
                     4th              41            36 3/4

                     3rd              37            32 5/6

                     2nd              33 2/3        32

                     1st              33 4/9        31

              2003
                     4th              31 1/6        29 5/6

                     3rd              32            21 2/3

                     2nd              22 2/3        19 1/4

                     1st              19 1/2        18


The following table sets forth the cash dividends per share on the Company's common stock for the last two years.


                                                       Dividend
         Date Declared             Date Paid           per Share
   -----------------------------------------------------------------
           12-14-2004              1-07-2005             $.24
           4-27-2004               6-18-2004             $.21
           12-16-2003              1-09-2004             $.27
           4-22-2003               6-13-2003             $.16


On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. Par value remained at $4 per share. All share and per share amounts have been restated for years prior to 2004 to give retroactive recognition to the stock split.

The Company's shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions, see Note 16 - "Dividend Restrictions" herein. The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2004.

The following table summarizes share repurchase activity for the fourth quarter of 2004:


                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                 Period                                                                            (d) Approximate Dollar
                                            (a)Total                       (c) Total Number of      Value of Shares that
                                            Number of     (b) Average   Shares Purchased as Part    May Yet Be Purchased
                                              Shares       Price Paid     of Publicly Announced      Under the Plans or
                                            Purchased      per Share        Plans or Programs             Programs
----------------------------------------- --------------- ------------- -------------------------- ------------------------
October 1, 2004 - October 31, 2004              --             --                  --                    $5,192,000
November 1, 2004 - November 30, 2004          5,333          $36.95               5,333                  $4,994,000
December 1, 2004 - December 31, 2004          17,537         $39.23              17,537                  $4,306,000
                                          --------------- ------------- -------------------------- ------------------------
Total                                         22,870         $38.70              22,870                  $4,306,000
                                          =============== ============= ========================== ========================




On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company's common stock. In September 2003, the Board of Directors approved the repurchase of $10 million of additional shares of the Company's stock and on April 27, 2004, the Board approved the repurchase of an additional $5 million of shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $23 million of additional shares.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data. (dollars in thousands, except per share data)


                                      2004     2003     2002     2001     2000
                                   -------- -------- -------- -------- --------
Summary of Operations
  Interest income                   $40,024  $38,938  $41,387  $45,506  $44,191
  Interest expense                   11,644   11,896   14,661   21,590   22,573
                                   -------- -------- -------- -------- --------
    Net interest income              28,380   27,042   26,726   23,916   21,618
  Provision for loan losses             588    1,000    1,075      600      550
  Other income                       11,639   12,255   10,394    8,279    6,690
  Other expense                      25,139   24,530   24,006   22,039   20,063
                                   -------- -------- -------- -------- --------
    Income before income taxes       14,292   13,767   12,039    9,556    7,695
  Income tax expense                  4,541    4,674    4,005    3,040    2,035
                                   -------- -------- -------- -------- --------
      Net income                    $ 9,751  $ 9,093  $ 8,034  $ 6,516  $ 5,660
                                   ======== ======== ======== ======== ========

Per Common Share Data (1)
  Basic earnings per share           $ 2.17   $ 1.92   $ 1.60   $ 1.29    $1.11
  Diluted earnings per share           2.13     1.88     1.58     1.28     1.11
  Dividends per common share            .45      .43      .33      .29      .26
  Book value per common share         15.53    15.02    13.97    12.64    11.45

Financial Ratios
  Net interest margin                 3.75%    3.75%    3.99%    3.87%    3.84%
  Return on average assets            1.20%    1.17%    1.11%     .97%     .92%
  Return on average common equity    14.24%   13.11%   11.82%   10.56%   10.55%
  Dividend payout ratio              20.92%   22.57%   20.92%   22.28%   23.53%
  Average equity to average assets    8.44%    8.94%    9.36%    9.20%    8.70%
  Capital to risk-weighted assets    11.71%   10.61%   10.35%   11.23%   11.74%

Year End Balances
  Total assets                     $826,728 $793,981 $776,240 $705,979 $642,999
  Net loans                         593,228  548,398  496,141  469,541  426,026
  Total deposits                    650,240  614,992  613,452  559,420  503,985
  Total equity                       69,154   70,595   66,807   63,925   57,727

Average Balances
  Total assets                     $811,061 $776,072 $727,986 $670,890 $616,855
  Net loans                         568,271  520,962  479,957  450,466  406,505
  Total deposits                    638,445  611,982  573,670  540,209  491,584
  Total equity                       68,459   69,349   67,989   61,714   53,674

(1) All share and per share data have been restated to reflect the 3-for-2 stock splits effective July 16, 2004 and November 16, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2004, 2003, and 2002

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

Net income was $9.8 million, $9.1 million, and $8.0 million and diluted earnings per share was $2.13, $1.88, and $1.58 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in net income was primarily the result of higher net interest income. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. During 2004, the Company acquired 319,618 shares for a total investment of $10,365,000. The following table shows the Company's annualized performance ratios for the years ended December 31, 2004, 2003 and 2002:

                                       2004       2003       2002
                                   ---------- ---------- ----------
       Return on average assets        1.20%      1.17%      1.11%
       Return on average equity       14.24%     13.11%     11.82%
       Average equity to average       8.44%      8.94%      9.36%
       assets


During the fourth quarter of 2004, the Company revised its estimates for deferred net loan fees and costs, deferred compensation liabilities and accrued income taxes and adjusted its 2004 earnings accordingly. The net effect of these adjustments increased 2004 reported earnings by $147,000 or $.04 per diluted share.

Total assets at December 31, 2004, 2003, and 2002 were $826.7 million, $794 million, and $776.2 million, respectively. This growth was a result of the Company's strategic focus on commercial and commercial real estate lending and de novo expansion into the new markets of Maryville and Champaign. Net loan balances were $593.2 million at December 31, 2004, an increase of $44.8 million, or 8%, from $548.4 million at December 31, 2003 and $496.1 million at December 31, 2002. Total deposit balances increased to $650.2 million at December 31, 2004 from $615.0 million at December 31, 2003 and $613.5 million at December 31, 2002.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.75% for 2004 and 2003, and 3.99% in 2002. The decline in net interest margin from 2002 is a result of various factors in the Company's market area including: a competitive environment for quality lending and deposit relationships; a flattening of the interest rate yield curve whereby rates on short-term financial instruments have increased faster than rates on longer term instruments; a decision by management to shorten maturities on interest-earning assets to position the Company for a sustained period of overall higher interest rates; a commitment by management to not incur an inordinate amount of credit risk; and increased amortization charges on mortgage-backed securities resulting from a relatively high level of refinancings by homeowners.

While the net interest margin declined between 2002 and 2003 and remained flat between 2003 and 2004, net interest income increased from $26.7 million in 2002 to $27.0 million in 2003 and to $28.4 million in 2004. This increase was the result of management's business development efforts that led to higher levels of average interest-earning assets of $669.9 million in 2002, $721.7 million in 2003 and $756.8 million in 2004. This growth offset the factors previously mentioned which led to margin compression and led to higher levels of net interest income. The ability of the Company to continue to grow net interest income is largely dependent on management's ability to succeed in its overall business development efforts. Management expects these efforts to continue but will not compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Noninterest income decreased $.7 million, or 5.7%, to $11.6 million in 2004 compared to $12.3 million in 2003 and $10.4 million in 2002. The primary cause of this decrease was a decline in mortgage banking revenue from $1,673,000 in 2003 to $522,000 in 2004 due to the slowing of refinancings in early 2004. Also, the Company received $370,000 in gains on the sale of securities during 2003, compared to $92,000 in gains on the sale of securities during 2004. These declines were partially offset by an increase in trust and brokerage revenues due to improvement in equity prices and growth in new business and an increase in service charges due to greater overdraft charges.

Noninterest expenses increased 2.5% or $.6 million, to $25.1 million in 2004 compared to $24.5 million in 2003 and $24.0 million in 2002. The primary factor in the expense increase was increased salaries and benefits expense, increases in marketing and promotion expense due to new products rolled out in 2004 and increases in accounting and legal professional fees incurred in implementing the requirements of the Sarbanes-Oxley Act of 2002.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                          2004 vs 2003       2003 vs 2002
                                    ------------------- ------------------
Net interest income                             $1,338               $316
Provision for loan losses                          412                 75
Other income, including securities               (616)              1,861
transactions
Other expenses                                   (609)              (524)
Income taxes                                       133              (669)
                                    ------------------- ------------------
Increase in net income                           $ 658             $1,059
                                    =================== ==================


Credit quality is an area of importance to the Company and 2004 reflected favorable results in this area. Total nonperforming loans were $3.1 million at December 31, 2004, compared to $3.3 million at December 31, 2003. As a result, the Company's provision for loan loss for 2004 was $588,000 compared to $1,000,000 for 2003. At December 31, 2004, the composition of the loan portfolio remained similar to 2003. In 2004, net charge-offs were $393,000 or .07% of average loans compared to $297,000 or .06% of average loans in 2003. During 2004, the Company received a recovery of $68,500 on two commercial real estate loans of a single borrower. During 2003, the Company received a recovery of $382,000 on two commercial loans of a single borrower. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of December 31, 2004 and 2003.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital ratio to risk weighted assets ratio at December 31, 2004, 2003, and 2002 was 10.94%, 9.83%, and 9.64%, respectively. The Company's total capital to risk weighted assets ratio at December 31, 2004, 2003, and 2002 was 11.71%, 10.61%, and 10.35%, respectively. The increase in 2004 was the result of the issuance of trust preferred securities by First Mid-Illinois Statutory Trust I ("Trust"), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. This was partially offset by a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program. The increase in 2003 was primarily the result of an increase in retained earnings due to First Mid Bank's increase in net income.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See "Liquidity" herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2004, 2003 and 2002 were $94.2 million, $87.8 million and $86.9 million, respectively. See Note 12 - "Disclosure of Fair Values of Financial Instruments" and Note 17 - "Commitments and Contingent Liabilities" herein for further information.


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

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. See "Loan Quality and Allowance for Loan Losses" and Note 1 - "Summary of Significant Accounting Policies" herein for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.


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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


                                    At January 29, 2002:
    -----------------------------------------------------
    Current assets                                  $643
    Property and equipment                            76
    Intangible assets                              1,904
                                          ---------------
    Total assets acquired                          2,623
    Current liabilities                             (771)
    Debt                                             (20)
                                         ----------------
    Total liabilities                               (791)
                                         ----------------
    Net assets acquired                           $1,832
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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):


                                        Year Ended                  Year Ended                  Year Ended
                                     December 31, 2004          December 31, 2003           December 31, 2002
                                 ------------------------------------------------------------------------------------
                                 Average           Average  Average            Average  Average            Average
                                 Balance Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                                ------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits         $ 4,729     $ 75    1.59%  $ 10,715    $ 112    1.05%   $9,933     $ 137    1.38%
Federal funds sold                  8,813      103    1.17%    16,285      164    1.01%   13,164       199    1.51%
Investment securities
  Taxable                         143,568    4,860    3.39%   141,120    4,961    3.52%  134,118     6,014    4.48%
  Tax-exempt                       26,814    1,193    4.45%    28,467    1,266    4.45%   28,894     1,311    4.54%
Loans (1)                         572,836   33,793    5.90%   525,095   32,435    6.18%  483,764    33,726    6.97%
                                ------------------------------------------------------------------------------------
Total earning assets              756,760   40,024    5.29%   721,682   38,938    5.40%  669,873    41,387    6.18%
                                ------------------------------------------------------------------------------------
Cash and due from banks            18,870                      18,464                     18,450
Premises and equipment             15,692                      16,578                     16,498
Other assets                       24,304                      23,481                     26,972
Allowance for loan losses         (4,565)                     (4,133)                    (3,807)
                                ----------                 -----------                 ----------
Total assets                     $811,061                    $776,072                   $727,986
                                ==========                 ===========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                $230,300    1,568    0.68%  $219,809    1,778    0.81% $200,653     2,667    1.33%
  Savings deposits                 61,144      236    0.39%    56,402      302    0.54%   51,634       799    1.55%
  Time deposits                   261,564    7,318    2.80%   250,403    7,671    3.06%  242,301     8,787    3.63%
Securities sold under
  agreements to repurchase         55,645      455    0.82%    47,795      272    0.57%   34,389       345    1.00%
FHLB advances                      27,117    1,484    5.47%    31,094    1,632    5.25%   36,974     1,863    5.04%
Federal funds purchased               218        3    1.38%        14        -    0.00%      299         6    2.01%
Subordinated debentures             8,704      382    4.39%         -        -        -        -         -        -
Other debt                          7,161      198    2.76%     9,411      241    2.56%    6,088       194    3.19%
                                ------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                   651,853   11,644    1.79%   614,928   11,896    1.93%  572,338    14,661    2.56%
                                ------------------------------------------------------------------------------------
Demand deposits                    85,437                      85,368                     79,082
Other liabilities                   5,312                       6,427                      8,577
Stockholders' equity               68,459                      69,349                     67,989
                                ----------                 -----------                 ----------
Total liabilities & equity       $811,061                    $776,072                   $727,986
                                ==========                 ===========                 ==========
Net interest income                        $28,380                     $27,042                     $26,726
                                         ==========                  ==========                 ==========
Net interest spread                                   3.50%                       3.47%                       3.62%
Impact of non-interest bearing
 funds                                                 .25%                        .28%                        .37%
                                                  ----------                  ----------                  ----------
Net yield on interest-earning
  assets                                              3.75%                       3.75%                       3.99%
                                                  ==========                  ==========                  ==========


(1) Nonaccrual loans have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):



                                        2004 Compared to 2003        2003 Compared to 2002
                                       Increase - (Decrease)        Increase - (Decrease)
                                   -----------------------------------------------------------
                                     Total                        Total
                                    Change  Volume (1) Rate (1)  Change  Volume (1) Rate (1)
                                   -----------------------------------------------------------
Earning Assets:
Interest-bearing deposits              $(37)   $ (466)      $429    $(25)      $ 13     $(38)
Federal funds sold                      (61)      (93)        32     (35)        87     (122)
Investment securities:
  Taxable                              (101)        90     (191)  (1,053)       339   (1,392)
  Tax-exempt                            (73)      (74)         1     (45)      (19)      (26)
Loans (2)                              1,358     2,707   (1,349)  (1,291)     3,953   (5,244)
                                   -----------------------------------------------------------
  Total interest income                1,086     2,164   (1,078)  (2,449)     4,373   (6,822)
                                   -----------------------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                      (210)        89     (299)    (889)       288   (1,177)
  Savings deposits                      (66)        29      (95)    (497)        82     (579)
  Time deposits                        (353)       391     (744)  (1,116)       302   (1,418)
Securities sold under
  agreements to repurchase               183        50       133     (73)       699     (772)
FHLB advances                          (148)     (219)        71    (231)     (314)        83
Federal funds purchased                    3         1         2      (6)       (3)       (3)
Subordinated debentures                  382       382         -        -         -         -
Other debt                              (43)      (64)        21       47        73      (26)
                                   -----------------------------------------------------------
  Total interest expense               (252)       659     (911)  (2,765)     1,127   (3,892)
                                   -----------------------------------------------------------
 Net interest income                  $1,338    $1,505    $(167)    $ 316    $3,246  $(2,930)
                                   ===========================================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) Nonaccrual loans are not material and have been included in the average balances.


Net interest income increased $1,338,000, or 4.9% in 2004, compared to an increase of $316,000, or 1.2% in 2003. The increase in net interest income in 2004 and 2003 was primarily due to growth in interest-earning assets and the lower rates paid on interest-bearing liabilities. The asset growth was primarily in commercial real estate loan balances.

In 2004, average earning assets increased by $35 million, or 4.9%, and average interest-bearing liabilities increased $36.9 million or 6.0% compared with 2003. In 2003, average earning assets increased by $51.8 million or 7.7%, and average interest-bearing liabilities increased $42.6 million or 7.4% compared with 2002. Changes in average balances are shown below:

* Average loans increased by $47.7 million or 9.0% in 2004 compared to 2003. In 2003, average loans increased by $41.3 million or 8.5% compared to 2002.

* Average securities increased by $.8 million or .5% in 2004 compared to 2003. In 2003, average securities increased by $6.6 million or 4.1% compared to 2002.

* Average interest-bearing deposits increased by $26.4 million or 5.0% in 2004 compared to 2003. In 2003, average interest-bearing deposits increased by $32.0 million or 6.5% compared to 2002.

* Average securities sold under agreements to repurchase increased by $7.9 million or 16.5% in 2004 compared to 2003. In 2003, average securities sold under agreements to repurchase increased by $13.4 million or 39.0% compared to 2002.

* Average borrowings and other debt increased by $2.7 million or 6.7% in 2004 compared to 2003. In 2003, average borrowings and other debt decreased by $2.8 million or 6.5% compared to 2002.

* Federal funds rate increased to 2.25% at December 31, 2004 from 1.00% at December 31, 2003 and from 1.25% at December 31, 2002.

* Net interest margin remained at 3.75% in 2004 compared to 2003 and decreased from 3.99% in 2002. Asset yields decreased by 11 basis points in 2004, while interest-bearing liabilities decreased by 14 basis points.


To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2004, 2003 and 2002 were $615,000, $652,000 and $675,000, respectively. The net yield on interest-earning assets (TE) was 3.83% in 2004, 3.84% in 2003 and 4.09% in 2002.


Provision for Loan Losses

The provision for loan losses in 2004 was $588,000 compared to $1,000,000 in 2003 and $1,075,000 in 2002. The decrease in the provision was primarily due to a decrease in non-performing loans and a low level of net charge-offs. Net charge-offs were $393,000 during 2004, $297,000 during 2003, and $1,054,000 during 2002. For information on loan loss experience and nonperforming loans, see "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" herein.


Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):


                                                            $ Change
                                                         From Prior Year
                     ---------- ---------- ---------- ----------------------
                        2004       2003       2002       2004        2003
                     ---------- ---------- ---------- ---------- -----------
Trust                   $2,254     $1,992     $1,855      $ 262       $ 137
Brokerage                  428        283        265        145          18
Insurance commissions    1,447      1,476      1,257       (29)         219
Service charges          4,746      4,484      3,799        262         685
Securities gains            92        370        223      (278)         147
Mortgage banking           522      1,673      1,272    (1,151)         401
Other                    2,150      1,977      1,723        173         254
                     ---------- ---------- ---------- ---------- -----------
  Total other income   $11,639    $12,255    $10,394     $(616)      $1,861
                     ========== ========== ========== ========== ===========


Total  non-interest   income  decreased  to  $11,639,000  in  2004  compared  to
$12,255,000 in 2003 and $10,394,000 in 2002. The primary reasons for the more significant year-to-year changes in other income components are as follows:

* Trust revenues increased $262,000 or 13.2% to $2,254,000 in 2004 from $1,992,000 in 2003 and $1,855,000 in 2002. Approximately 50 percent of trust revenue is market value dependent. The increase in trust revenues was the result of new business and an increase in equity prices.

* Revenue from brokerage and annuity sales increased $145,000 or 51.2% to $428,000 in 2004 from $283,000 in 2003 and $265,000 in 2002 as a result of an increase in the number of stock transactions.

* Insurance commissions decreased $29,000 or 2.0% to $1,447,000 in 2004 from $1,476,000 in 2003 and $1,257,000 in 2002. Decreased commissions received on sales of business property and casualty insurance resulted in less revenue in 2004.

* Fees from service charges increased $262,000 or 5.8% to $4,746,000 in 2004 from $4,484,000 in 2003 and $3,799,000 in 2002. This increase was primarily the result of increased overdraft fees through the Company's Payment Privilege program. Under Payment Privilege, overdrafts up to a limit of $500 are generally paid for qualifying customers in exchange for a fee. A greater number of overdrafts paid has resulted in an increase in fee income.

* Net securities gains in 2004 were $92,000 compared to net securities gains of $370,000 in 2003, and $223,000 in 2002. Several securities in the available-for-sale portfolio were sold to improve the overall portfolio mix and the margin in 2004, 2003 and 2002.

* Mortgage banking income decreased $1,151,000 or 68.8% to $522,000 in 2004 from $1,673,000 in 2003 and $1,272,000 in 2002. This decrease was due to the declining volume of fixed rate loans originated and sold by First Mid Bank. The decrease in volume is largely attributed to the slowdown in mortgage refinancing activity. Loans sold balances are as follows:

     *    $42 million (representing 441 loans) in 2004
     *    $135 million (representing 1,451 loans) in 2003
     *    $105 million (representing 1,116 loans) in 2002

* Other income increased $173,000 or 8.8% to $2,150,000 in 2004 from $1,977,000 in 2003 and $1,723,000 in 2002. The increase was primarily due to increased ATM service fees and increased loan closing fees in our Maryville branch.


Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

                                                                $ Change From
                                                                  Prior Year
                                 --------- --------- --------- ---------------
                                    2004      2003      2002     2004    2003
                                 --------- --------- --------- ------- -------
Salaries and benefits             $13,626   $13,232   $12,505   $ 394   $ 727
Occupancy and equipment             4,259     4,290     4,055    (31)     235
Amortization of other intangibles     623       774       742   (151)      32
Stationery and supplies               518       566       679    (48)   (113)
Legal and professional fees         1,173       991     1,027     182    (36)
Marketing and promotion               771       662       738     109    (76)
Other                               4,169     4,015     4,260     154   (245)
                                 --------- --------- --------- ------- -------
 Total other expense              $25,139   $24,530   $24,006   $ 609   $ 524
                                 ========= ========= ========= ======= =======


Total non-interest expense increased to $25,139,000 in 2004 from $24,530,000 in 2003 and $24,006,000 in 2002. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

* Salaries and employee benefits, the largest component of other expense, increased $394,000 or 3.0% to $13,626,000 in 2004 from $13,232,000 in 2003 and $12,505,000 in 2002. This increase is primarily due to merit and incentive increases for continuing employees and from adjustments to the Company's estimates for deferred compensation during the fourth quarter of 2004 which netted to $139,000. There were 317 full-time equivalent employees at December 31, 2004 compared to 314 at December 31, 2003 and 319 at December 31, 2002.

* Occupancy and equipment expense decreased $31,000 or .7% to $4,259,000 in 2004 from $4,290,000 in 2003 and $4,055,000 in 2002. This decrease is due to a decrease in depreciation expense resulting from equipment that became fully depreciated by mid-2004.

* There was no amortization of goodwill expense during 2004 in accordance with SFAS 142 and SFAS 147. Amortization of other intangibles expense decreased $151,000. This was a result of a reduction of core deposit intangible expense of $92,000 and a reduction of mortgage servicing rights amortization of $59,000.

* Other operating expenses increased $154,000 or 3.8% to 4,169,000 in 2004 from $4,015,000 in 2003 and $4,260,000 in 2002. This increase resulted from increased franchise taxes paid by the Company.


* On a net basis, all other categories of operating expenses increased $243,000 or 11.0% to $2,462,000 from $2,219,000 in 2003 and $2,444,000 in
     2002. The increase was primarily due to increased legal and professional fees resulting from the requirements of the Sarbanes-Oxley Act of 2002, increased marketing and promotion expense due to new deposit products rolled out in the second quarter of 2004 and from fees associated with the issuance of trust preferred securities, the proceeds of which were invested in junior subordinated debentures of the Company, during the first quarter of 2004.


Income Taxes

Income tax expense amounted to $4,541,000 in 2004 compared to $4,674,000 in 2003 and $4,005,000 in 2002. Effective tax rates were 31.8%, 33.9% and 33.3%, respectively, for 2004, 2003 and 2002. The decrease in the effective tax rate in 2004 compared to 2003 is due to a reduction in the current year tax expense accrual to more accurately reflect the estimated tax liability position for 2004. The increase in the effective tax rate in 2003 compared to 2002 is due to an increase in non-deductible loan interest income and a decrease in deductible interest income from U.S. Treasury securities resulting in a larger amount of non-deductible interest income and greater state income tax expense.


Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):


                              2004       2003        2002       2001       2000
                         ---------- ---------- ----------- ---------- ----------
Real estate - mortgage    $427,154   $390,841    $340,033   $331,873   $299,252
Commercial & agricultural  137,733    131,609     127,065    107,620    100,201
Installment                 30,587     28,932      31,119     32,522     28,674
Other                        2,375      1,442       1,647      1,228      1,161
                         ---------- ---------- ----------- ---------- ----------
  Total loans             $597,849   $552,824    $499,864   $473,243   $429,288
                         ========== ========== =========== ========== ==========


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

Loan balances increased by $45 million or 8.1% from December 31, 2003 to December 31, 2004, primarily as a result of an increase in commercial real estate loan balances of $30.9 million. Loans secured by apartment buildings and hotels comprised the largest percentage of the growth in commercial real estate loans. Balances of loans sold into the secondary market were $42 million in 2004, compared to $135 million in 2003. The balance of real estate loans held for sale amounted to $2,689,000 and $751,000 as of December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company had loan concentrations in agricultural industries of $91.5 million, or 15.3%, of outstanding loans and $93.3 million, or 18.1%, at December 31, 2003. In addition, the Company had loan concentrations in the following industries as of December 31, 2004 and 2003 (dollars in thousands):


                                        2004                     2003
                                Principal % Outstanding  Principal % Outstanding
                                 balance       loans      balance       loans
                                --------- ------------- ---------- -------------
Operators of non-residential     $18,864         3.16%    $11,633         2.10%
buildings
Apartment building owners         23,111         3.87%     21,207         3.84%
Motels, hotels & tourist courts   25,756         4.31%     26,962         4.88%



The Company had no further industry loan concentrations in excess of 25% of Tier 1 risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2004, by maturities (in thousands):


                                             Maturity (1)
                          ---------------------------------------------------
                                              Over 1
                              One year       through        Over
                            or less(2)       5 years     5 years       Total
                          ---------------------------------------------------
Real estate - mortgage        $131,414      $253,146    $ 42,594    $427,154
Commercial & agricultural       97,091        37,551       3,091     137,733
Installment                     15,827        14,725          35      30,587
Other                              815         1,004         556       2,375
                          ---------------------------------------------------
  Total loans                 $245,147      $306,426     $46,276    $597,849
                          ===================================================

(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.


As of December 31, 2004, loans with maturities over one year consisted of $249 million in fixed rate loans and $103 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.


Nonperforming Loans

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as "renegotiated loans".

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):


                                                 December 31,
                              -------------------------------------------------
                                  2004     2003      2002      2001     2000
                              -------------------------------------------------
Nonaccrual loans                  $3,106   $3,296    $2,961    $3,419   $2,982
Loans past due ninety days or
   more and still accruing             -        -         -         -      245
Renegotiated loans which are
   performing in accordance
   with revised terms                  -       35       188       188      232
                              -------------------------------------------------
Total nonperforming loans         $3,106   $3,331    $3,149    $3,607   $3,459
                              =================================================


At December 31, 2004, $2,069,000 of the nonperforming loans resulted from collateral-dependent loans to three borrowers. The $190,000 decrease in nonaccrual loans during the year resulted from the net of $1,695,000 of loans put on nonaccrual status, offset by $18,000 of loans transferred to other real estate owned, $49,000 of loans charged off and $1,818,000 of loans becoming current or paid-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $169,000, $213,000 and $164,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company's policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due or earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.



Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management's estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2004, the Company's loan portfolio included $91.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $1.8 million from $93.3 million at December 31, 2003. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $25.8 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $18.9 million of loans to operators of non-residential buildings and $23.1 million of loans to apartment building owners.

Loan loss experience for the years ending December 31, 2004, 2003, 2002, 2001, and 2000, respectively are summarized as follows (dollars in thousands):

                                                       2004         2003        2002        2001        2000
                                               --------------------------------------------------------------
Average loans outstanding,
  net of unearned income                           $572,836     $525,095    $483,764    $454,108    $409,648
Allowance-beginning of year                          $4,426       $3,723      $3,702      $3,262      $2,939

Balance added through acquisitions                        -            -           -         275           -

Charge-offs:
Commercial, financial and agricultural                  436          589         673         244          57
Real estate-mortgage                                     23           50         200          86          47
Installment                                             129          139         255         171         183
                                               --------------------------------------------------------------
  Total charge-offs                                     588          778       1,128         501         287
Recoveries:
Commercial, financial and agricultural                  146          427          12          22          26
Real estate-mortgage                                      -           15          17           -           1
Installment                                              49           39          45          44          33
                                               --------------------------------------------------------------
  Total recoveries                                      195          481          74          66          60
                                               --------------------------------------------------------------
Net charge-offs                                         393          297       1,054         435         227
                                               --------------------------------------------------------------
Provision for loan losses                               588        1,000       1,075         600         550
                                               --------------------------------------------------------------
Allowance-end of year                               $ 4,621      $ 4,426     $ 3,723     $ 3,702     $ 3,262
                                               ==============================================================
Ratio of net charge-offs to
  average loans                                        .07%         .06%        .22%        .10%        .06%
                                               ==============================================================
Ratio of allowance for loan losses to
  loans outstanding (at end of year)                   .77%         .80%        .74%        .79%        .76%
                                               ==============================================================
Ratio of allowance for loan
  losses to nonperforming loans                      148.8%       132.9%      118.2%      102.6%       94.3%
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

During 2004, the Company had net charge-offs of $393,000 compared to $297,000 in 2003 and $1,054,000 in 2002. During 2004, significant charge-offs included
$118,000 on two commercial loans of a single borrower and $124,000 on two commercial real estate loans of a single borrower. The Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period and $68,500 on two commercial real estate loans that were previously charged-off. The Company's significant charge-offs during 2003 included $170,000 on a commercial loan and $80,000 on an agricultural loan secured by crops. During 2003, the Company also received a recovery of $382,000 on two commercial loans of a single borrower that were charged-off in 2002. This was the primary factor in the $757,000 decline in net charge-offs from 2002 to 2003.

At December 31, 2004, the allowance for loan losses amounted to $4,621,000, or ..77% of total loans, and 148.8% of nonperforming loans. At December 31, 2003,
the  allowance  was  $4,426,000,   or  .80%  of  total  loans,   and  132.9%  of
nonperforming loans.

The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):


                            December 31, 2004        December 31, 2003        December 31, 2002
                        ------------------------ ------------------------ ------------------------
                          Allowance      % of      Allowance      % of      Allowance      % of
                             for         loans        For         loans        for         loans
                             loan      to total       loan      to total       loan      to total
                            losses       loans       losses       loans       losses       loans
                        ------------------------ ------------------------ ------------------------
Real estate-mortgage          $ 240      71.4%         $ 179      70.7%         $ 241      68.1%
Commercial, financial
  and agricultural            3,124      23.1%         2,952      23.8%         2,856      25.4%
Installment                     150       5.1%           154       5.2%           190       6.2%
Other                             -        .4%             -        .3%             -        .3%
                        ------------------------ ------------------------ ------------------------
Total allocated               3,514                    3,285                    3,287
Unallocated                   1,107        N/A         1,141        N/A           436        N/A
                        ------------------------ ------------------------ ------------------------
Allowance at end of
  year                       $4,621     100.0%        $4,426     100.0%        $3,723     100.0%
                        ======================== ======================== ========================


                            December 31, 2001        December 31, 2000
                        ------------------------ ------------------------
                          Allowance      % of      Allowance      % of
                             for         loans        for         loans
                             loan      to total       loan      to total
                            losses       loans       losses       loans
                        ------------------------ ------------------------
Real estate-mortgage          $ 282      70.1%         $ 257      69.7%
Commercial, financial
  and agricultural            2,524      22.7%         2,107      23.3%
Installment                     207       6.9%           182       6.7%
Other                             -        .3%             -        .3%
                        ------------------------ ------------------------
Total allocated               3,013                    2,546
Unallocated                     689        N/A           716        N/A
                        ------------------------ ------------------------
Allowance at end of
  year                       $3,702     100.0%        $3,262     100.0%
                        ======================== ========================


The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The unallocated allowance represents an estimate of the probable, inherent, but yet undetected, losses in the loan portfolio. It is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management's attempt to ensure that the overall allowance of loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. A number of subjective factors are considered when determining the unallocated portion, including local and general economic business factors and trends, portfolio concentrations, and changes in size, mix and general terms of the portfolio.

Securities

The Company's overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company's current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the year-end amortized cost of the Company's securities for the last three years (dollars in thousands):


                                                    December 31,
                           --------------------------------------------------------------
                                   2004                    2003                 2002
                           -------------------- -------------------- --------------------
                                       Weighted             Weighted             Weighted
                                       Average               Average             Average
                            Amount      Yield     Amount      Yield    Amount     Yield
                           --------- ---------- ---------- --------- ---------- ---------
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies               $92,369      2.81%  $ 109,544     3.25%   $ 76,342     3.80%
Obligations of states and
 political subdivisions      25,133      4.54%     26,895     4.86%     27,597     4.63%
Mortgage-backed securitiess  34,032      3.82%     21,607     3.64%     44,697     3.72%
Other securities             17,817      6.02%     17,521     5.87%     15,807     5.86%
                           --------- ---------- ---------- --------- ---------- ---------
    Total securities       $169,351      3.61%   $175,567     3.81%   $164,443     4.12%
                           ========= ========== ========== ========= ========== =========


At December 31, 2004, the investment portfolio showed an increase in mortgage-backed securities and a decrease in obligations of U.S. government corporations and agencies. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2004 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                     One         After 1        After 5        After
                                     year        through        through         10
                                   or less       5 years       10 years        years         Total
                              -----------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $ 22,512       $51,396        $13,479        $4,982       $92,369
Obligations of state and
  political subdivisions              3,151         7,463         10,684         2,283        23,581
Mortgage-backed securities            6,205        27,827              -             -        34,032
Other securities                          -             -              -        17,817        17,817
                              -----------------------------------------------------------------------
Total investments                   $31,868       $86,686        $24,163       $25,082      $167,799
                              =======================================================================

Weighted average yield                2.12%         3.59%          4.27%         5.38%         3.59%
Full tax-equivalent yield             2.31%         3.76%          5.22%         5.59%         3.89%
                             ========================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions               $140         $ 600          $ 280         $ 532       $ 1,552
                             ========================================================================
Weighted average yield                 5.19%         5.41%          5.67%         5.38%         5.43%
Full tax-equivalent yield              7.66%         7.99%          8.39%         7.94%         8.02%
                             ========================================================================


The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2004.

At December 31, 2004, there were no securities in a continuous unrealized loss position for twelve or more months.

Investment securities carried at approximately $143,560,000 and $147,603,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2004, 2003 and 2002 (dollars in thousands):


                                   2004                    2003                     2002
                         --------------------------------------------------------------------------
                                         Weighted                Weighted                 Weighted
                                          Average                 Average                  Average
                              Amount       Rate       Amount       Rate        Amount       Rate
                         --------------------------------------------------------------------------
Demand deposits:
  Non-interest bearing       $ 85,437           -    $ 85,368            -    $ 79,082           -
  Interest bearing            230,300        .68%     219,809         .81%     200,653       1.33%
Savings                        61,144        .39%      56,402         .54%      51,634       1.55%
Time deposits                 261,564       2.80%     250,403        3.06%     242,301       3.63%
                         --------------------------------------------------------------------------
  Total average deposits     $638,445       1.43%    $611,982        1.59%    $573,670       2.14%
                         ==========================================================================


In 2004, the average balance of deposits increased by $26.5 million from 2003. The increase was primarily attributable to growth in interest-bearing deposits, including money market accounts, Club 50 accounts, and brokered certificate of deposit balances ("CDs"). Average money market account balances increased by $6.5 million, average balances in the Club 50 accounts increased by $9.6 million, and brokered CD balances increased by $19.3 million, partially offset by a decline in other time deposit balances. In 2003, the average balance of deposits increased by $38.3 million from 2002. The increase was primarily attributable to growth in interest-bearing deposits including money market accounts and Club 50 accounts.

In 2004, the Company's significant deposits included brokered CDs, time deposits with the State of Illinois, and a deposit relationship with a public entity. The Company had thirteen brokered CDs at various maturities with a total balance of $42.1 million as of December 31, 2004. State of Illinois time deposits maintained with the Company totaled $4.4 million as of December 31, 2004. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. One public entity had total balances of $22.8 million in various checking accounts and time deposits as of December 31, 2004. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):


                                          December 31,
                          ----------------------------------------------
                                     2004           2003           2002
                          ----------------------------------------------
3 months or less                  $26,916       $ 20,510       $ 29,085
Over 3 through 6 months            17,560         10,906         18,926
Over 6 through 12 months           22,826         24,654         13,715
Over 12 months                     48,031         28,446         32,225
                          ----------------------------------------------
  Total                          $115,333       $ 84,516       $ 93,951
                          ==============================================


The balance of time deposits of $100,000 or more increased by $30.8 million from December 31, 2003 to December 31, 2004. The increase in balances was primarily attributable to the movement of deposit balances into CDs due to rising rates and to an increase in brokered deposits. The balance of time deposits of $100,000 or more decreased by $9.4 million from December 31, 2002 to December 31, 2003. The decrease in balances was primarily attributable to movement of deposit balances from CDs to money market and checking accounts due to the reduced attractiveness of CDs in the low rate environment.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $42.1 million, $22.9 million and $16.2 as of December 31, 2004, 2003 and 2002, respectively. The Company also maintains time deposits for the State of Illinois with balances of $4.4 million, $6.3 million and $6.8 million as of December 31, 2004, 2003 and 2002, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.


Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased, junior subordinated debentures and loans (short-term or long-term debt) that the Company has outstanding.

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):


                                                      2004          2003          2002
                                                   ------------ ------------- -------------
At December 31:
  Securities sold under agreements to repurchase       $59,835       $59,875       $44,184
  Federal Home Loan Bank advances:

    Fixed term - due in one year or less                17,300         5,000         5,000
    Fixed term - due after one year                      8,000        25,300        30,300
  Junior subordinated debentures                        10,310             -             -
  Debt:


    Loans due in one year or less                        4,200         9,025         8,525
    Loans due after one year                               400           600           800
                                                   ------------ ------------- -------------
    Total                                             $100,045       $99,800       $88,809
                                                   ============ ============= =============
    Average interest rate at year end                    2.59%         2.13%         2.53%

Maximum Outstanding at Any Month-end
  Securities sold under agreements to repurchase       $63,517       $59,875       $44,588
  Federal Home Loan Bank advances:
    Overnight                                            7,000             -           400
    Fixed term - due in one year or less                17,300         5,000         8,000
    Fixed term - due after one year                     25,300        30,300        30,300
  Federal funds purchased                                    -             -         3,250
  Junior subordinated debentures                        10,310             -             -
  Debt:
    Loans due in one year or less                        9,025         9,025         9,525
    Loans due after one year                               400           600           800
                                                   ------------ ------------- -------------
    Total                                             $132,852      $104,800       $96,863
                                                   ============ ============= =============

Averages for the Year
  Securities sold under agreements to repurchase       $55,645       $47,795       $34,389
  Federal Home Loan Bank advances:
    Overnight                                              997             -           521
    Fixed term - due in one year or less                 8,200         5,000         6,153
    Fixed term - due after one year                     17,920        26,094        30,300
  Federal funds purchased                                  218            14           299
  Junior subordinated debentures                         8,704             -             -
  Debt:


    Loans due in one year or less                        6,746         8,796         5,350
    Loans due after one year                               415           615           738
                                                   ------------ ------------- -------------
    Total                                              $98,845       $88,314       $77,750
                                                   ============ ============= =============
    Average interest rate during the year                2.63%         2.41%         3.10%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $25.3 million as follows:


* $5 million advance at 6.16% with a 5-year maturity, due March 21, 2005, callable quarterly
* $2.3 million advance at 6.10% with a 5-year maturity, due April 7, 2005, callable quarterly
* $5 million advance at 6.12% with a 5-year maturity, due September 6, 2005, callable quarterly
* $5 million advance at 5.34% with a 5-year maturity, due December 14, 2005, callable quarterly
*    $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
* $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one-time call 11/23/06



At December 31, 2004, outstanding loan balances include $4,000,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the Federal funds rate (3.48% as of December 31, 2004) and set to mature October 22, 2005. This loan was renegotiated on October 23, 2004 and has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2004 and 2003.

The balance also includes a promissory note, of which $600,000 is outstanding as of December 31, 2004, resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (5.25% as of December 31, 2004) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.

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

The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2004 (dollars in thousands):


                                                        Number of Months Until Next Repricing Opportunity
Interest-earning assets:                        0-1            1-3             3-6            6-12           12+
                                            ------------- --------------- -------------- --------------- -------------
Federal funds sold                               $ 4,435          $    -         $    -          $    -        $    -
Taxable investment securities                      5,966          20,216          1,995           2,489       113,821
Nontaxable investment securities                   1,799           2,165          1,332           1,516        19,075
Loans                                            187,785          39,869         44,992          53,970       271,233
                                            ------------- --------------- -------------- --------------- -------------
  Total                                         $199,985        $ 62,250        $48,319         $57,975      $404,129
                                            ------------- --------------- -------------- --------------- -------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                       39,655           1,941          1,683           3,727       159,970
Money market accounts                             50,564             612            918           1,741        30,096
Other time deposits                               20,946          31,431         34,548          61,439       125,583
Short-term borrowings/debt                        60,035           5,000          2,300          14,000             -
Long-term borrowings/debt                              -               -              -               -        18,710
                                            ------------- --------------- -------------- --------------- -------------
  Total                                         $171,200        $ 38,984        $39,449         $80,907     $ 334,359
                                            ------------- --------------- -------------- --------------- -------------
  Periodic GAP                                  $ 28,785        $ 23,266        $ 8,870       $(22,932)      $ 69,770
                                            ------------- --------------- -------------- --------------- -------------
  Cumulative GAP                                $ 28,785        $ 52,051        $60,921         $37,989     $ 107,759
                                            ============= =============== ============== =============== =============
GAP as a % of interest-earning assets:
  Periodic                                          3.7%            3.0%           1.1%          (3.0%)          9.0%
  Cumulative                                        3.7%            6.7%           7.9%            4.9%         13.9%
                                            ============= =============== ============== =============== =============

The static GAP analysis shows that at December 31, 2004, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company's net interest income.


Capital Resources

At December 31, 2004, stockholders' equity decreased $1,441,000 or 2.0% to $69,154,000 from $70,595,000 as of December 31, 2003. During 2004, net income contributed $9,751,000 to equity before the payment of dividends to common stockholders of $2,023,000. The change in the market value of available-for-sale investment securities decreased stockholders' equity by $958,000, net of tax. Additional purchases of treasury stock (319,618 shares at an average cost of $32.43 per share) decreased stockholders' equity by $10,365,000.


Stock Plans

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2004, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,168,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,168,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984, the purpose of which is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

     *    6,421 common shares during 2004
     *    10,866 common shares during 2003
     *    8,678 common shares during 2002.

First Retirement and Savings Plan

The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service to the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

     *    8,225 common shares during 2004
     *    20,790 common shares during 2003
     *    10,155 common shares during 2002.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan ("DRIP") was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one's investment in the Company. Of the $2,023,000 in common stock dividends paid during 2004, $1,252,000 or 61.9%, was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

     * During 2004, 39,481 common shares were issued from common stock dividends
     * During 2003, 46,756 common shares were issued from common stock dividends
     * During 2002, 55,964 common shares were issued from common stock dividends.

Stock Incentive Plan

In December 1997, the Company established a Stock Incentive Plan ("SI Plan"), intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock, and a maximum of 225,000 shares were originally authorized under the SI Plan. In September 2001, the Board of Directors authorized an additional 225,000 shares to be issued and sold under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued. The Company has awarded the following stock options:

     * In December 2004, the Company granted 74,250 options at an option price of $41.00
     * In December 2003, the Company granted 72,000 options at an option price of $31.00
     * In December 2002, the Company granted 65,250 options at an option price of $18.17

The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002.

Stock Repurchase Program

On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company's common stock. In September 2003, the Board of Directors approved the repurchase of $10 million of additional shares of the Company's stock and on April 27, 2004, the Board approved the repurchase of an additional $5 million of shares of the Company's common stock, bringing the aggregate total to 8% of the Company's common stock plus $23 million of additional shares.

During 2004, the Company repurchased 319,618 shares (7.2% of common shares) at a total price of $10,365,000. On February 9, 2004, the Company acquired, as treasury stock, a total of 100,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $4,750,000. During 2003, the Company repurchased 120,057 shares (3.8% of common shares) at a total price of $4,233,000. As of December 31, 2004, the Company was authorized pursuant to all repurchase programs to purchase an additional 88,338 shares. Treasury stock is further affected by activity in the DCP.


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

A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2004 follows:


                                  Tier One Capital  Total Capital   Tier One Capital
                                  to Risk-Weighted to Risk-Weighted    to Average
                                       Assets           Assets           Assets
                                  ---------------- ---------------- ----------------
First Mid-Illinois Bancshares,
 Inc. (Consolidated)                  10.94%              11.71%            7.99%
First Mid-Illinois Bank &
  Trust, N.A.                         11.10%              11.88%            8.08%


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


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     * First Mid Bank has $17 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2004, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.88% and Tier 1 capital to total average assets of 8.08% met regulatory requirements.

     * First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2004, the excess collateral at the FHLB could support approximately $45 million of additional advances.

     * First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     * First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     * In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $4,000,000 as of December 31, 2004 and $11,000,000 in available funds. The credit agreement matures on October 22, 2005. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2004.


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


The following table summarizes significant contractual obligations and other commitments at December 31, 2004 (in thousands):


                                                  Less than                                         More than
                                   Total           1 year          1-3 years        3-5 years        5 years
                               --------------- ---------------- ----------------- --------------- ---------------
Time deposits                        $276,358         $150,520          $114,097         $11,332           $ 409
Debt                                   15,110            4,400               400               -          10,310
Other borrowings                       85,135           77,135                 -           5,000           3,000
Operating leases                        2,876              296               516             488           1,576
Supplemental retirement
  liability                               743               50               150             150             393
                               --------------- ---------------- ----------------- --------------- ---------------
                                     $380,222         $232,401          $115,163         $16,970         $15,688
                               =============== ================ ================= =============== ===============


For the year ended December 31, 2004, net cash was provided from both operating activities and financing activities ($11.2 million and $24.7 million, respectively), while investing activities used net cash of $37.3 million. Thus, cash and cash equivalents decreased by $1.4 million since year-end 2003. Generally, during 2004, cash balances were reduced by funds used to fund new loans offset by an increase in deposit balances primarily brokered deposits.

For the year ended December 2003, net cash was provided from both operating activities and financing activities ($17.8 million and $8.4 million, respectively), while investing activities used net cash of $70.9 million. Thus, cash and cash equivalents decreased by $44.7 million since year-end 2002. Generally, during 2003, decreases in deposits and increase in funds used to fund new loans reduced cash balances.

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

On December 16, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2)
requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of the requirements of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 Accounting for Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.



In December 2004, the FASB issued SFAS No. 123 (revised), "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The Statement requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of this Statement will become effective July 1, 2005 for all equity awards granted after the effective date. The Company is evaluating the impact of SFAS 123R on its financial position and results of operations.

In May 2004, the FASB issued FASB Staff Position on Financial Accounting Standard 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"); the Act was signed in law on December 8, 2003. Under the Act, a subsidy is available to sponsors of postretirement health care plans whose benefits are actuarially equivalent to Medicare Part D. The Company does not expect the requirements of FSP FAS 106-2 to have a material impact on its financial position or results of operations.

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

Based on the financial analysis performed as of December 31, 2004, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows (dollars in thousands):


                                         Increase (Decrease) In
                             Net Interest    Net Interest      Return On
December 31, 2004               Income          Income       Average Equity
Prime rate is 5.25%                                           2004=13.62%
                            -------------------------------------------------
Prime rate increase of:
  200 basis points to 7.25%         $ 1,279           4.1 %            .94 %
  100 basis points to 6.25%             642           2.1 %            .47 %
Prime rate decrease of:
  200 basis points to 3.25%         (3,654)         (11.8)%          (2.79)%
  100 basis points to 4.25%         (1,778)          (5.8)%          (1.34)%


The following table shows the same analysis performed as of December 31, 2003.


                                         Increase (Decrease) In
                            Net Interest    Net Interest      Return On
December 31, 2003              Income          Income      Average Equity
Prime rate is 4.00%                                          2003=13.01%
                            -------------- --------------- ----------------
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

Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in the Economic Value of Equity
(EVE) of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank's projected change in EVE for the various rate shock levels at December 31, 2004 and December 31, 2003. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.


December 31, 2004
                                            Change in
               Changes In             Economic Value of Equity
             Interest Rates           Amount          Percent
             (basis points)         of Change        of Change
         ----------------------------------------------------------
                 +200 bp                $(10,846)          (10.5)%
                 +100 bp                  (2,273)           (2.2)%
                 -200 bp                    1,137            1.1 %
                 -100 bp                    6,825            6.6 %

December 31, 2003
                                            Change in
               Changes In             Economic Value of Equity
             Interest Rates           Amount          Percent
             (basis points)         of Change        of Change
         ----------------------- ----------------- -----------------
                 +200 bp                $(10,194)          (10.1)%
                 +100 bp                  (2,296)           (2.3)%
                 -200 bp                   1,735             1.7 %
                 -100 bp                   7,248             7.2 %


As indicated above, at December 31, 2004, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to increase. At December 31, 2004, First Mid Bank's estimated changes in EVE were within the industry guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands, except share data)                              2004       2003
                                                          ---------- ----------
Assets
Cash and due from banks:
  Non-interest bearing                                     $ 19,119   $ 20,659
  Interest bearing                                            1,985      2,915
Federal funds sold                                            2,450      1,375
                                                          ---------- ----------
  Cash and cash equivalents                                  23,554     24,949
Investment securities (note 4):
  Available-for-sale, at fair value                         168,821    176,481
  Held-to-maturity, at amortized cost (estimated fair
  value of $1,598 and $1,687 at December 31, 2004 and
  2003, respectively)                                         1,552      1,677
Loans (note 5)                                              597,849    552,824
Less allowance for loan losses (note 6)                     (4,621)    (4,426)
                                                          ---------- ----------
  Net loans                                                 593,228    548,398
Premises and equipment, net (note 7)                         15,227     16,059
Accrued interest receivable                                   5,405      5,570
Goodwill, net (note 8)                                        9,034      9,034
Intangible assets, net (note 8)                               3,346      3,969
Other assets                                                  6,561      7,844
                                                          ---------- ----------
  Total assets                                             $826,728   $793,981
                                                          ========== ==========
Liabilities and Stockholders' Equity
Deposits (note 9):
  Non-interest bearing                                     $ 85,524   $ 94,723
  Interest bearing                                          564,716    520,269
                                                          ---------- ----------
  Total deposits                                            650,240    614,992
Accrued interest payable                                      1,506      1,228
Securities sold under agreements to repurchase (note 10)     59,835     59,875
Junior subordinated debentures (note 10)                     10,310          -
                                                          ---------- ----------
Other borrowings (note 10)                                   29,900     39,925
                                                          ---------- ----------
Other liabilities                                             5,783      7,366
                                                          ---------- ----------
  Total liabilities                                         757,574    723,386
                                                          ---------- ----------
Stockholders' Equity
Common stock, $4 par value; authorized 18,000,000 shares;
  shares issued 5,578,897 shares in 2004 and 5,501,831
  shares in 2003                                             22,316     14,672
Additional paid-in capital                                   17,845     15,960
Retained earnings                                            53,259     52,942
Deferred compensation                                         2,204      1,881
Accumulated other comprehensive income                          623      1,581
Less treasury stock at cost, 1,121,546 shares
  in 2004 and 801,928 shares in 2003                       (27,093)   (16,441)
                                                          ---------- ----------
Total stockholders' equity                                   69,154     70,595
                                                          ---------- ----------
Total liabilities and stockholders' equity                 $826,728   $793,981
                                                          ========== ==========

See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)                       2004       2003      2002
                                                       ---------- ---------- ---------
Interest income:
Interest and fees on loans                               $33,793    $32,435   $33,726
Interest on investment securities:
  Taxable                                                  4,860      4,961     6,014
  Exempt from federal income tax                           1,193      1,266     1,311
Interest on federal funds sold                               103        164       199
Interest on deposits with other financial institutions        75        112       137
                                                       ---------- ---------- ---------
  Total interest income                                   40,024     38,938    41,387
Interest expense:
Interest on deposits (note 9)                              9,122      9,751    12,253
Interest on securities sold under agreements
  to repurchase                                              455        272       345
Interest on FHLB advances                                  1,484      1,632     1,863
Interest on federal funds purchased                            3          -         6
Interest on subordinated debt                                382          -         -
Interest on other debt                                       198        241       194
                                                       ---------- ---------- ---------
  Total interest expense                                  11,644     11,896    14,661
                                                       ---------- ---------- ---------
  Net interest income                                     28,380     27,042    26,726
Provision for loan losses (note 6)                           588      1,000     1,075
                                                       ---------- ---------- ---------
  Net interest income after provision for loan losses     27,792     26,042    25,651
Other income:
Trust revenues                                             2,254      1,992     1,855
Brokerage commissions                                        428        283       265
Insurance commissions                                      1,447      1,476     1,257
Service charges                                            4,746      4,484     3,799
Gains on sale of securities, net (note 4)                     92        370       223
Mortgage banking revenue                                     522      1,673     1,272
Other                                                      2,150      1,977     1,723
                                                       ---------- ---------- ---------
  Total other income                                      11,639     12,255    10,394
Other expense:
Salaries and employee benefits                            13,626     13,232    12,505
Net occupancy and equipment expense                        4,259      4,290     4,055
Amortization of other intangible assets (note 8)             623        774       742
Stationery and supplies                                      518        566       679
Legal and professional                                     1,173        991     1,027
Marketing and promotion                                      771        662       738
Other                                                      4,169      4,015     4,260
                                                       ---------- ---------- ---------
  Total other expense                                     25,139     24,530    24,006
                                                       ---------- ---------- ---------
Income before income taxes                                14,292     13,767    12,039
Income taxes (note 15)                                     4,541      4,674     4,005
                                                       ---------- ---------- ---------
Net income
                                                         $ 9,751    $ 9,093   $ 8,034
                                                       ========== ========== =========
Per common share data:
Basic earnings per share                                   $2.17      $1.92     $1.60
Diluted earnings per share                                  2.13       1.88      1.58
                                                       ========== ========== =========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share data)

                                                                          Additional                  Other
                                                   Common    Paid-In-    Retained    Deferred    Comprehensive    Treasury
                                                    Stock    Capital     Earnings  Compensation  Income (Loss)     Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2001                                $ 14,184   $13,288     $39,500       $1,392            $740     $(5,179)    $63,925
Comprehensive income:
  Net income                                            -         -       8,034            -               -            -      8,034
Net unrealized change in available-for-sale
  investment securities                                 -         -           -            -           1,633            -      1,633
Total Comprehensive Income                                                                                                     9,667
Cash dividends on common stock ($.33 per share)         -         -     (1,638)            -               -            -    (1,638)
Issuance of 55,964 common shares pursuant
  to the Dividend Reinvestment Plan                   150       762           -            -               -            -        912
Issuance of 8,678 common shares pursuant
  to the Deferred Compensation Plan                    23       122           -            -               -            -        145
Issuance of 10,155 common shares pursuant
  to the First Retirement & Savings Plan               27       142           -            -               -            -        169
Purchase of 360,519 treasury shares                     -         -           -            -               -      (6,540)    (6,540)
Deferred compensation                                   -         -           -          197               -        (197)          -
Issuance of 11,720 common shares pursuant
  to the exercise of stock options
                                                       31       136           -            -               -            -        167
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                                $ 14,415   $14,450     $45,896       $1,589          $2,373    $(11,916)    $66,807

Comprehensive income:
  Net income                                            -         -       9,093            -               -            -      9,093
Net unrealized change in available-for-sale
  investment securities                                 -         -           -            -           (792)            -      (792)
Total Comprehensive Income                                                                                                     8,301
Cash dividends on common stock ($.43 per share)         -         -     (2,047)            -               -            -    (2,047)
Issuance of 46,756 common shares pursuant
  to the Dividend Reinvestment Plan                   125       748           -            -               -            -        873
Issuance of 10,866 common shares pursuant
  to the Deferred Compensation Plan                    29       194           -            -               -            -        223
Issuance of 20,790 common shares pursuant
  to the First Retirement & Savings Plan               55       382           -            -               -            -        437
Purchase of 180,085 treasury shares                     -         -           -            -               -      (4,233)    (4,233)
Deferred compensation                                   -         -           -          292               -        (292)          -
Issuance of 17,813 common shares pursuant
  to the exercise of stock options
                                                       48       186           -            -               -            -        234
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                $ 14,672   $15,960     $52,942       $1,881          $1,581    $(16,441)    $70,595
                                                 ===================================================================================

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share data)

                                                             Additional                             Other
                                                   Common     Paid-In-   Retained    Deferred    Comprehensive    Treasury
                                                   Stock      Capital    Earnings  Compensation  Income (Loss)     Stock      Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                                $ 14,672   $15,960     $52,942      $1,881          $1,581      $(16,441)   $70,595

Comprehensive income:
  Net income                                            -         -       9,751           -               -             -      9,751
  Net unrealized change in available-for-
    sale investment securities                          -         -           -           -           (958)             -      (958)
Total Comprehensive Income                                                                                                     8,793
Cash dividends on common stock ($.45 per share)         -         -     (2,023)           -               -             -    (2,023)
Issuance of 39,481 common shares pursuant
  to the Dividend Reinvestment Plan                   105     1,143           -           -               -             -      1,248
Issuance of 6,421 common shares pursuant
  to the Deferred Compensation Plan                    20       188           -           -               -             -        208
Issuance of 8,225 common shares pursuant
  to the First Retirement & Savings Plan               29       240           -           -               -             -        269
Purchase of 319,618 treasury shares                     -         -           -           -               -       (10,365)  (10,365)
Deferred compensation                                   -         -           -         287               -          (287)         -
Tax benefit related to deferred compensation
  distributions                                         -         -           -          36               -             -         36
Issuance of 22,938 common shares pursuant
  to the exercise of stock options                      79       246           -           -               -            -        325
Tax benefit related to exercise of incentive
  stock options                                          -        58           -           -               -            -         58
Tax benefit related to exercise of non-qualified
  stock options                                          -        10           -           -               -            -         10
3-for-2 stock split in the form of 50% stock
  dividend                                           7,411         -     (7,411)           -               -            -          -
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                                 $ 22,316   $17,845     $53,259      $2,204            $623     $(27,093)   $69,154
                                                  ==================================================================================

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

                                                              2004       2003       2002
                                                          ---------- ---------- ----------
Cash flows from operating activities:
Net income                                                  $ 9,751    $ 9,093    $ 8,034
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                     588      1,000      1,075
  Depreciation, amortization and accretion, net               2,450      3,104      3,169
  Gain on sale of securities, net                              (92)      (370)      (223)
  Loss on sale of other real property owned, net                 76         53        107
  Gain on sale of mortgage loans held for sale, net           (595)    (1,813)    (1,350)
  Deferred income taxes                                         178      (226)      (146)
  Decrease in accrued interest receivable                       165        792        428
  Increase (decrease) in accrued interest payable               278      (565)      (577)
  Origination of mortgage loans held for sale              (44,019)  (128,708)  (106,461)
  Proceeds from sale of mortgage loans held for sale         42,675    136,840    106,312
  Impairment of other investment                                  -          -        250
  Decrease (increase) in other assets                           794    (2,698)    (2,710)
  (Decrease) increase in other liabilities                  (1,068)      1,257      1,232
                                                          ---------- ---------- ----------
Net cash provided by operating activities                    11,181     17,759      9,140
                                                          ---------- ---------- ----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                       -        (1)        (6)
Purchases of premises and equipment                           (889)    (1,052)    (2,130)
Net increase in loans                                      (43,479)   (59,576)   (26,176)
Proceeds from sales of other real property owned                924        925        653
Proceeds from sales of securities available-for-sale          5,137     13,815     12,091
Proceeds from maturities of securities available-for-sale    96,442    139,783     45,253
Proceeds from maturities of securities held-to-maturity         125        225     20,331
Purchases of securities available-for-sale                 (95,502)  (163,266)   (81,250)
Purchases of securities held-to-maturity                          -    (1,734)      (164)
Purchase of financial organizations, net of cash received         -          -         15
                                                          ---------- ---------- ----------
Net cash used in investing activities                      (37,242)   (70,881)   (31,383)
                                                          ---------- ---------- ----------
Cash flows from financing activities:
Net increase in deposits                                     35,248      1,540     54,032
(Decrease) increase in repurchase agreements                   (40)     15,691      5,305
Decrease in short-term FHLB advances                        (5,000)    (5,000)    (3,000)
Increase in long-term FHLB advances                               -          -      5,000
Repayment of short-term debt                               (11,700)      (200)    (1,000)
Proceeds from short-term debt                                 6,675        500      5,000
Issuance of junior subordinated debentures                   10,000          -          -
Increase in other borrowings                                      -          -        200
Proceeds from issuance of common stock                          802        894        481
Purchase of treasury stock                                 (10,365)    (4,233)    (6,540)
Dividends paid on common stock                                (954)      (778)      (674)
                                                          ---------- ---------- ----------
Net cash provided by financing activities                    24,666      8,414     58,804
                                                          ---------- ---------- ----------
(Decrease) increase in cash and cash equivalents            (1,395)   (44,708)     36,561
Cash and cash equivalents at beginning of year               24,949     69,657     33,096
                                                          ---------- ---------- ----------
Cash and cash equivalents at end of year                    $23,554    $24,949    $69,657
                                                          ========== ========== ==========
Supplemental disclosures of cash flow information
   Cash paid during the year for:
     Interest                                               $11,366    $12,461    $15,238
     Income taxes                                             4,658      4,632      4,228
Supplemental disclosure of noncash investing
 and financing activities:
   Loans transferred to real estate owned                    $1,250        890        841
   Dividends reinvested in common shares                      1,248        873        913
   Net tax benefit related to option and
    deferred compensation plans                                 104          -          -

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2004, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and the Checkley Agency, Inc. ("Checkley"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2004 presentation and there was no impact on net income or stockholders' equity from these reclassfications. The Company operates as a one-segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2004, 2003 or 2002.

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

Loans

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and the allowance for loan losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods which approximate the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding.

The Company's policy is to discontinue the accrual of interest income on any loan that becomes ninety days past due as to principal or interest or earlier when, in the opinion of management there is reasonable doubt as to the timely collection of principal or interest. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

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

Stock Split

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50 % stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,981,539 to 4,472,309 shares. All share and per share amounts have been restated for years prior to 2004 to give retroactive recognition to the stock split.

Stock Options

The Company applies APB Opinion No. 25 in accounting for the Stock Incentive Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants in Note 14 - "Stock Option Plan."

Recent Accounting Pronouncements

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

On December 16, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2)
requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of the requirements of SOP 03-3 is not expected to have a material impact on the Company's financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 Accounting for Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forwards prior guidance on accounting for awards to non-employees. The Statement requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of this Statement will become effective July 1, 2005 for all equity awards granted after the effective date. The Company is evaluating the impact of SFAS 123R on its financial position and results of operations.

In May 2004, the FASB issued FASB Staff Position on Financial Accounting Standard 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"); the Act was signed in law on December 8, 2003. Under the Act, a subsidy is available to sponsors of postretirement health care plans whose benefits are actuarially equivalent to Medicare Part D. The Company does not expect the requirements of FSP FAS 106-2 to have a material impact on its financial position or results of operations.


Comprehensive Income

The Company's comprehensive income for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                 2004       2003       2002
                                            ---------- ---------- ----------
Net income                                     $9,751     $9,093     $8,034
Other comprehensive income:
  Unrealized gains (losses) during the year   (1,478)      (929)      2,889
  Reclassification adjustment for net
    gains realized in net income                 (92)      (370)      (223)
  Tax effect                                      612        507    (1,033)
                                            ---------- ---------- ----------
Comprehensive income                           $8,793     $8,301     $9,667
                                            ========== ========== ==========

Note 2 - Earnings Per Share

Basic Earnings per Share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of stock options, if not anti-dilutive.

The components of basic and diluted earnings per common share for the years ended December 31, 2004, 2003, and 2002 are as follows:


                                                        2004          2003        2002
                                                   ------------- ------------ ------------
Basic Earnings per Share:
Net income available to common stockholders          $9,751,000   $9,093,000   $8,034,000
                                                   ============= ============ ============
Weighted average common shares outstanding            4,499,092    4,743,210    5,036,357
                                                   ============= ============ ============
Basic earnings per common share                           $2.17        $1.92        $1.60
                                                   ============= ============ ============
Diluted Earnings per Share:
Net income available to common stockholders          $9,751,000   $9,093,000   $8,034,000
                                                   ============= ============ ============
Weighted average common shares outstanding            4,499,092    4,743,210    5,036,357
Assumed conversion of stock options                      88,967       85,935       36,249
                                                   ------------- ------------ ------------
Diluted weighted average common shares outstanding    4,588,059    4,829,145    5,072,606
                                                   ============= ============ ============
Diluted earnings per common share                         $2.13        $1.88        $1.58
                                                   ============= ============ ============

Note 3 - Cash and Due from Banks

Aggregate cash and due from bank balances of $722,000 and $437,000 at December 31, 2004 and 2003, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.

Note 4 - Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2004 and 2003 were as follows (in thousands):

                                                         Gross       Gross     Estimated
                                          Amortized   Unrealized   Unrealized     Fair
                                            Cost         Gains       Losses      Value
                                         ----------- ------------ ------------ -----------
2004
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 Agencies                                   $92,369        $  35       $(507)     $91,897
Obligations of states and political
 Subdivisions                                23,581          755          (2)      24,334
Mortgage-backed securities                   34,032          220         (54)      34,198
Federal Home Loan Bank stock                  5,293            -            -       5,293
Other securities                             12,524          575            -      13,099
                                         ----------- ------------ ------------ -----------
  Total available-for-sale                 $167,799      $ 1,585      $ (563)    $168,821
                                         =========== ============ ============ ===========
Held-to-maturity:
Obligations of states and political
 Subdivisions                               $ 1,552         $ 48        $ (2)     $ 1,598
                                         =========== ============ ============ ===========


2003
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations and
 Agencies                                  $109,544        $ 786       $ (98)    $110,232
Obligations of states and political
 Subdivisions                                25,218        1,229            -      26,447
Mortgage-backed securities                   21,607          259         (94)      21,772
Federal Home Loan Bank stock                  5,000            -            -       5,000
Other securities                             12,521          509            -      13,030
                                         ----------- ------------ ------------ -----------
  Total available-for-sale                 $173,890      $ 2,783      $ (192)    $176,481
                                         =========== ============ ============ ===========
Held-to-maturity:
Obligations of states and political
 Subdivisions                               $ 1,677         $ 12        $ (2)     $ 1,687
                                         =========== ============ ============ ===========


Proceeds from sales of investment securities and realized gains and losses were as follows during the years ended December 31, 2004, 2003 and 2002 (in thousands):


                            2004       2003       2002
                       ---------- ---------- ----------
Proceeds from sales       $5,137    $13,815    $12,091
Gross gains                   92        370        223
Gross losses                   -          -          -



The following table presents the age of gross unrealized losses and fair value by investment category (in thousands) as of December 31, 2004:


                                            Less than 12 months   12 months or more          Total
                                            -------------------- -------------------- ---------------------
                                               Fair    Unrealized   Fair    Unrealized   Fair    Unrealized
                                             Value     Losses     Value     Losses     Value      Losses
                                            --------- ---------- --------- ---------- --------- -----------
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $76,886     $(507)       $ -        $ -   $76,886      $(507)
Obligations of states and political
 subdivisions                                  2,659        (4)         -          -     2,659         (4)
Mortgage-backed securities                    11,505       (54)         -          -    11,505        (54)
                                            --------- ---------- --------- ---------- --------- -----------
Total                                        $91,050    $ (565)       $ -        $ -   $91,050     $ (565)
                                            ========= ========== ========= ========== ========= ===========


Management does not believe any individual unrealized loss as of December 31, 2004 represents an other than temporary impairment. The unrealized losses reported for U.S. agency securities relate primarily to eleven securities issued by Federal Home Loan Bank and five U.S. Treasury securities. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FHLMC. These unrealized losses are also primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The Company has both the intent and ability to hold the securities included in the above table for a time necessary to recover the amortized cost.

Maturities of investment securities were as follows at December 31, 2004 (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Amortized      Estimated
                                      Cost        Fair Value
                                -------------- --------------
Available-for-sale:
 Due in one year or less              $25,663        $25,618
 Due after one-five years              58,859         58,750
 Due after five-ten years              24,163         24,566
 Due after ten years                   25,082         25,689
                                -------------- --------------
                                      133,767        134,623
 Mortgage-backed securities            34,032         34,198
                                -------------- --------------
Total available-for-sale             $167,799       $168,821
                                -------------- --------------
Held-to-maturity:
 Due in one year or less                $ 140          $ 140
 Due after one-five years                 600            629
 Due after five-ten years                 280            295
 Due after ten-years                      532            534
                                -------------- --------------
Total held-to-maturity                $ 1,552        $ 1,598
                                -------------- --------------
Total investment securities          $169,351       $170,419
                                ============== ==============


Investment securities of approximately $143,560,000 and $147,603,000 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Note 5 - Loans

A summary of loans at December 31, 2004 and 2003 follows (in thousands):


                                                 2004             2003
                                       --------------- ----------------
Commercial, financial and agricultural       $137,738         $131,620
Real estate mortgage                          427,154          390,841
Installment                                    30,592           28,952
Other                                           2,375            1,442
                                       --------------- ----------------
   Total gross loans                           597,859          552,855
Less unearned discount                             10               31
                                       --------------- ----------------
  Net loans                                  $597,849         $552,824
                                       =============== ================


The real estate mortgage loan balance in the above table includes loans held for sale of $2,689,000 and $751,000 at December 31, 2004 and 2003, respectively. Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $25,079,000 and $22,101,000 at December 31, 2004 and 2003, respectively.

Activity during 2004 was as follows (in thousands):


Balance at December 31, 2003               $22,101
New loans                                    8,100
Loan repayments                            (5,122)
                                  -----------------
Balance at December 31, 2004               $25,079
                                  =================


The aggregate principal balances of nonaccrual, past due and renegotiated loans were as follows at December 31, 2004 and 2003 (in thousands):


                                                       2004            2003
                                            ---------------- ---------------
Nonaccrual loans                                     $3,106          $3,296
Renegotiated loans which are performing
 in accordance with revised terms                         -              35


Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $169,000, $213,000 and $164,000 in 2004, 2003 and 2002, respectively.

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

The following table presents information on impaired loans at December 31, 2004 and 2003 (in thousands):




                                                             2004        2003
                                                       ----------- -----------
Impaired loans for which a specific allowance has
  been provided                                             $ 790       $ 858
Impaired loans for which no specific allowance has
  been provided                                             2,316       2,438
                                                       ----------- -----------
Total loans determined to be impaired                      $3,106      $3,296
                                                       =========== ===========
Allowance on impaired loans                                  $ 39        $ 90
                                                       =========== ===========


For the year ended December 31,                              2004        2003
                                                       ----------- -----------
Average recorded investment in impaired loans              $3,324      $4,434
Cash basis interest income recognized from
  impaired loans                                               97         114


Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2004 and 2003, the Company's loan portfolio included approximately $91,477,000 and $93,340,000, respectively, of loans to borrowers directly related to the agricultural industry.

Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2004 and 2003 was approximately $10,830,000 and $14,360,000, respectively.


Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three-year period ended December 31, 2004, 2003 and 2002 (in thousands):


                                      2004          2003         2002
                               ------------ ------------- ------------
 Balance, beginning of year         $4,426        $3,723       $3,702
 Provision for loan losses             588         1,000        1,075
 Recoveries                            195           481           74
 Charge-offs                         (588)         (778)      (1,128)
                               ------------ ------------- ------------
 Balance, end of year               $4,621        $4,426       $3,723
                               ============ ============= ============


Note 7 - Premises and Equipment, Net

Premises and equipment at December 31, 2004 and 2003 consisted of (in thousands):


                                                  2004         2003
                                           ------------ ------------
Land                                           $ 3,364      $ 3,364
Buildings and improvements                      14,806       14,544
Furniture and equipment                         10,262       10,264
Leasehold improvements                           1,049        1,049
Construction in progress                            29          105
                                           ------------ ------------
 Subtotal                                       29,510       29,326
Accumulated depreciation and amortization       14,283       13,267
                                           ------------ ------------
  Total                                        $15,227      $16,059
                                           ============ ============


Depreciation and amortization expense was $1,721,000, $1,909,000 and $1,946,000 for the years ended December 31, 2004, 2003 and 2002, respectively.


Note 8 - Goodwill and Intangible Assets

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

The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2004 and 2003 (in thousands):


                                                     2004                               2003
                                       ---------------------------------- ---------------------------------
                                           Gross          Accumulated         Gross         Accumulated
                                          Carrying                          Carrying
                                           Value         Amortization         Value        Amortization
                                       --------------- ------------------ -------------- ------------------
Goodwill not subject to amortization          $12,794             $3,760        $12,794             $3,760
Intangibles from branch acquisition             3,015              1,559          3,015              1,358
Core deposit intangibles                        2,805              2,279          2,805              2,089
Mortgage servicing rights                         608                593            608                551
Customer list intangibles                       1,904                555          1,904                365
                                       --------------- ------------------ -------------- ------------------
                                              $21,126             $8,746        $21,126             $8,123
                                       =============== ================== ============== ==================

Total amortization expense for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):


                                              2004         2003        2002
                                        ----------- ------------ -----------
Intangibles from branch acquisitions          $201         $201        $201
Core deposit intangibles                       190          282         300
Mortgage servicing rights                       41          100          66
Customer list intangibles                      191          191         175
                                        ----------- ------------ -----------
                                              $623         $774        $742
                                        =========== ============ ===========

Estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Estimated amortization expense:
     For period ended 12/31/05         $578
     For period ended 12/31/06         $579
     For period ended 12/31/07         $515
     For period ended 12/31/08         $454
     For period ended 12/31/09         $417


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2004 and 2003, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


Note 9 - Deposits

As of December 31, 2004 and 2003, deposits consisted of the following (in thousands):


                                         2004               2003
                           ------------------- ------------------
Demand deposits:
  Non-interest bearing               $ 85,524           $ 94,723
  Interest-bearing                    146,668            143,324
Savings                                57,897             58,862
Money market                           83,793             70,795
Time deposits                         276,358            247,288
                           ------------------- ------------------
  Total deposits                     $650,240           $614,992
                           =================== ==================


Total interest expense on deposits for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):


                                 2004         2003         2002
                           ----------- ------------ ------------
Interest-bearing demand         $ 759        $ 907      $ 1,542
Savings                           203          263          799
Money market                      809          872        1,125
Time deposits                   7,351        7,709        8,787
                           ----------- ------------ ------------
Total                          $9,122       $9,751      $12,253
                           =========== ============ ============


As of December 31, 2004, 2003 and 2002, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows (in thousands):


                                          2004          2003          2002
                                  ------------- ------------- -------------
Outstanding                           $115,333       $84,516       $93,951
Interest expense for the year            2,956         2,462         2,766



The following table shows the amount of maturities for all time deposits as of December 31, 2004 (in thousands):


Less than 1 year                          $150,520
1 year to 2 years                           63,637
2 years to 3 years                          50,460
3 years to 4 years                           4,746
Over 4 years                                 6,995
                                 ------------------
Total                                     $276,358
                                 ==================


In 2004, the Company's significant deposits included brokered CDs, time deposits with the State of Illinois, and a deposit relationship with a public entity. The Company had thirteen brokered CDs at various maturities with a total balance of $42.1 million as of December 31, 2004. State of Illinois time deposits maintained with the Company totaled $4.4 million as of December 31, 2004. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout their market areas. One public entity had total balances of $22.8 million in various checking accounts and time deposits as of December 31, 2004. These balances are subject to change depending upon the cash flow needs of the public entity.


Note 10 - Other Borrowings

As of December 31, 2004 and 2003 other borrowings consisted of the following (in thousands):


                                                        2004           2003
                                                ------------- --------------
Securities sold under agreements to repurchase       $59,835        $59,875
Federal Home Loan Bank advances:
 Fixed-term advances                                  25,300         30,300
Subordinated debentures                               10,310              -
Other debt:
 Loans due in one year or less                         4,200          9,025
 Loans due after one year                                400            600
                                                ------------- --------------
Total                                               $100,045        $99,800
                                                ============= ==============


The Federal Home Loan Bank fixed-term advances at December 31, 2004 consisted of the following:


     *    $5 million advance at 6.16%, due March 21, 2005, callable quarterly
     *    $2.3 million advance at 6.10%, due April 7, 2005, callable quarterly
     *    $5 million advance at 6.12%, due September 6, 2005, callable quarterly
     *    $5 million advance at 5.34%, due December 14, 2005, callable quarterly
     *    $3 million advance at 5.98%, due March 1, 2011
     * $5 million advance at 4.33%, due November 23, 2011, five year lockout, one-time call 11/23/06



                                                       2004      2003      2002
                                                  ---------- --------- ---------
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end               $63,517   $59,875   $44,588
 Average amount outstanding for the year             55,645    47,795    34,389



First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 159% of the outstanding advances and letters of credit ($8 million on December 31, 2004) from the FHLB. The securities underlying the repurchase agreements are under the Company's control.

The Company had debt outstanding of $4.6 million as of December 31, 2004, consisting of a loan agreement with The Northern Trust Company with a balance of $4 million and $.6 million remaining on a $1 million promissory note for the Checkley acquisition of which $.2 million is due in one year or less and $.4 million is due after one year. As of December 31, 2003, the Company's debt outstanding of $9.625 million consisted of a loan agreement with The Northern Trust Company with a balance of $8.825 million and $.8 million on a $1 million promissory note for the Checkley acquisition of which $200,000 was due in one year or less and $600,000 was due after one year. Terms of the Northern Trust loan agreement are a floating interest rate of 1.25% over the federal funds rate with interest due quarterly. The interest rate as of December 31, 2004 was 3.48% (2.22% at December 31, 2003). The loan is a revolving credit agreement with a maximum available balance of $15 million. The outstanding loan balance matures October 22, 2005. Management of the Company expects this loan to be renewed in the future. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2004 and 2003.

The $600,000 balance remaining on the promissory note resulting from the acquisition of Checkley has an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (5.25% as of December 31, 2004) and principal payable in the amount of $200,000 annually over five years, with a final maturity of January 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. On July 2, 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in the calculation of Tier 1 capital for regulatory purposes until further notice. As a result of the issuance of FIN 46R, the Federal Reserve Board is currently evaluating whether de-consolidation of the Trust will affect the qualification of the trust preferred securities as Tier 1 capital. If it is determined that the trust preferred securities no longer qualify as Tier 1 capital, the Company would still be classified as well-capitalized.


Note 11 - Regulatory Capital

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004 and 2003, that all capital adequacy requirements have been met.

As of December 31, 2004 and 2003, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2004, there are no conditions or events since the most recent notification that management believes have changed this categorization.


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
       (dollars in thousands)                  Actual              Adequacy Purposes          Action Provisions
                                       ------------------------ ------------------------- --------------------------
                                         Amount       Ratio       Amount        Ratio       Amount        Ratio
                                       ------------ ----------- ------------ ------------ ------------ -------------
December 31, 2004

Total Capital
  (to risk-weighted assets)
  Company                                 $ 70,787     11.71%      $ 48,371      > 8.00%      N/A          N/A
                                                                                 -

  First Mid Bank                            71,233     11.88         47,988      > 8.00    $59,986       > 10.00%
                                                                                 -                       -

Tier 1 Capital
  (to risk-weighted assets)
  Company                                   66,166     10.94         24,185      > 4.00      N/A          N/A
                                                                                 -

  First Mid Bank                            66,612     11.10         23,994      > 4.00     35,991        > 6.00
                                                                                 -                        -

Tier 1 Capital
  (to average assets)
  Company                                   66,166      7.99         33,132      > 4.00      N/A          N/A
                                                                                 -

  First Mid Bank                            66,612      8.08         32,961      > 4.00     41,201        > 5.00
                                                                                 -                        -


December 31, 2003

Total Capital
  (to risk-weighted assets)
  Company                                 $ 60,494      10.61%     $ 45,613      > 8.00%      N/A          N/A
                                                                                 -

  First Mid Bank                            65,356     11.57         45,190      > 8.00     $56,488        > 10.00%
                                                                                 -                         -


Tier 1 Capital
  (to risk-weighted assets)
  Company                                   56,068      9.83         22,807      > 4.00      N/A          N/A
                                                                                 -

  First Mid Bank                            60,930     10.79         22,595      > 4.00     33,893        > 6.00
                                                                                 -                        -


Tier 1 Capital
  (to average assets)
  Company                                   56,068      7.18         31,217      > 4.00      N/A          N/A
                                                                                 -

  First Mid Bank                            60,930      7.85         31,059      > 4.00     38,824        > 5.00
                                                                                 -                        -



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

The Company has determined estimated fair values using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2004 and 2003 were as follows (in thousands):

Financial instruments for which an active secondary market exists have been valued using quoted available market prices.


                                                    2004                           2003
                                        ------------------------------ -----------------------------
                                          Carrying          Fair         Carrying         Fair
                                           Amount          Value          Amount          Value
                                        -------------- --------------- -------------- --------------
Cash and cash equivalents                    $ 23,554        $ 23,554       $ 24,949       $ 24,949
Investments available-for-sale                168,821         168,821        176,481        176,481
Investments held-to-maturity                    1,552           1,598          1,677          1,687


Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.


                                                 2004                           2003
                                     ------------------------------ ------------------------------
                                        Carrying         Fair         Carrying          Fair
                                         Amount          Value         Amount          Value
                                     --------------- -------------- -------------- ---------------
Deposits with stated maturities            $273,947       $275,578       $247,282        $249,857
Securities sold under agreements
  to repurchase                              59,835         59,847         59,875          59,872
Federal Home Loan Bank advances              25,300         26,178         30,300          32,313


Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.


                                               2004                           2003
                                   ------------------------------ ------------------------------
                                      Carrying         Fair         Carrying          Fair
                                       Amount          Value         Amount          Value
                                   --------------- -------------- -------------- ---------------
Deposits with no stated maturity         $376,293       $376,293       $367,710        $367,710
Floating rate debt                          4,600          4,600          9,625           9,625


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


                                              2004                           2003
                                  ------------------------------ ------------------------------
                                     Carrying         Fair         Carrying          Fair
                                      Amount          Value         Amount          Value
                                  --------------- -------------- -------------- ---------------
Net loan portfolio                      $593,228       $596,175       $548,398        $555,154


Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.


Note 13 - Retirement Plan

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to 15% of compensation. The total expense for the plan amounted to $570,000, $544,000 and $516,000 in 2004, 2003 and 2002, respectively. The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and to one current senior officer. Total expense under these two agreements amounted to $610,000 in 2004 and $81,000 per year in 2003 and 2002. During the fourth quarter of 2004, the Company revised its estimate for supplemental retirement benefits and made a non-recurring entry of $528,000 to expense to reflect the change in the estimate.


Note 14 - Stock Option Plan

The Company established a Stock Incentive Plan ("SI Plan") intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 450,000 shares have been authorized under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued.

A summary of the status of stock options under the SI Plan at December 31, 2004, 2003 and 2002 and changes during the years then ended are presented in the following table:



                                                  2004                        2003                         2002
                                        -------------------------- ---------------------------- ---------------------------
                                                       Average                     Average                      Average
                                                       Exercise                    Exercise                     Exercise
                                          Shares        Price        Shares         Price          Shares        Price
                                        ------------ ------------- ------------ --------------- ------------- -------------

    Beginning of year                       305,343        $18.97      251,156          $15.10       197,625        $14.04
    Granted                                  74,250         41.00       72,000           31.00        65,250         18.17
    Exercised                              (22,937)         14.15     (17,813)           12.85      (11,719)         14.29
                                        ------------ ------------- ------------ --------------- ------------- -------------
    End of year                             356,656        $23.86      305,343          $18.97       251,156        $15.10
                                        ============ ============= ============ =============== ============= =============
    Options exercisable                     176,380        $19.33      140,441          $16.31        99,848        $13.31
                                        ============ ============= ============ =============== ============= =============

    Fair value of options
      granted during year                                  $ 7.81                       $ 5.79                      $ 4.40
                                                     =============              ===============               =============


The Company applies APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The following table illustrates the effect on net income if the fair-value-based method had been applied (dollars in thousands).


                                                            For the years ended December 31,
                                                                2004           2003           2002
                                                      --------------- -------------- --------------
Net income, as reported                                      $ 9,751        $ 9,093        $ 8,034
Stock-based compensation expense determined under
 fair-value-based method, net of related tax effect            (259)          (206)          (143)
                                                      --------------- -------------- --------------
 Pro forma net income                                        $ 9,492        $ 8,887        $ 7,891
                                                      =============== ============== ==============
 Basic Earnings Per Share:
   As reported                                                $ 2.17         $ 1.92         $ 1.60
   Pro forma                                                    2.11           1.87           1.57

 Diluted Earnings Per Share:
   As reported                                                $ 2.13         $ 1.88         $ 1.58
   Pro forma                                                    2.07           1.84           1.56


The fair value of options granted is estimated on the grant date using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value for options granted in 2004, 2003 and 2002:


                                           2004        2003        2002
                                    ------------ ----------- -----------
Dividend yield                             1.3%        1.8%        1.8%
Average risk free interest rate           3.51%       2.49%       4.56%
Weighted average expected life            5.2 yrs     9.9 yrs     9.9 yrs
Average expected volatility               17.2%       15.5%       15.0%


Note 15 - Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):


                                       2004            2003             2002
                            ---------------- --------------- ----------------
Current
  Federal                            $3,644          $4,183           $3,515
  State                                 719             717              636
                            ---------------- --------------- ----------------
  Total Current                       4,363           4,900            4,151
 Deferred
  Federal                               156           (186)            (119)
  State                                  22            (40)             (27)
                            ---------------- --------------- ----------------
   Total Deferred                        178           (226)            (146)
                            ---------------- --------------- ----------------
Total                                $4,541          $4,674           $4,005
                            ================ =============== ================


Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. Federal tax rate of 35% in 2004 and 2003 and 34% in 2002 to income before income taxes). During 2004 and 2003, the Company was in a graduated tax rate position. The principal reasons for the difference are as follows (in thousands):


                                             2004          2003          2002
                                    -------------- ------------- -------------
Expected income taxes                      $5,002        $4,819        $4,093
Effects of:
 Tax-exempt income                          (530)         (550)         (577)
 Nondeductible interest expense                32            35            46
 State taxes, net of federal taxes            487           440           402
 Other items                                (350)            19            41
 Effect of marginal tax rate                (100)          (89)             -
                                    -------------- ------------- -------------
Total                                      $4,541        $4,674        $4,005
                                    ============== ============= =============


The Company reduced its accrual for taxes in 2004 by $355,000 based upon management's best estimate of future tax liability. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):


                                                     2004             2003
                                           --------------- ----------------
Deferred tax assets:
 Allowance for loan losses                        $ 1,801          $ 1,725
 Deferred compensation                                696              619
 Supplemental retirement                              289               71
 Other                                                 68               48
                                           --------------- ----------------
Total gross deferred tax assets                   $ 2,854          $ 2,463
                                           --------------- ----------------
Deferred tax liabilities:
 Deferred loan costs                                $ 133            $   -
 Goodwill                                             378              253
 FHLB stock dividend                                  407              293
 Core deposit premium amortization                     57              (5)
 Depreciation                                          41            (128)
 Purchase accounting                                   63               88
 Other                                                 42               51
 Available-for-sale investment securities             398            1,009
                                           --------------- ----------------
Total gross deferred tax liabilities               $1,519          $ 1,561
                                           --------------- ----------------
Net deferred tax assets                            $1,335            $ 902
                                           =============== ================


Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2004 and 2003 as management believes it is more likely than not that the deferred tax assets will be fully realized.


Note 16 - Dividend Restrictions

Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2004, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $14.8 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2004 and 2003 are as follows (in thousands):


                                                          2004         2003
                                                  ------------- ------------
Unused commitments including lines of credit:
    Commercial real estate                             $25,837      $24,283
    Commercial operating                                35,986       32,928
    Home Equity                                         16,002       13,207
    Other                                               13,577       14,991
                                                  ------------- ------------
       Total                                           $91,402      $85,409
                                                  ============= ============
Standby letters of credit                               $2,840       $2,440
                                                  ============= ============


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


Note 18 - Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company (in thousands):



First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,                                          2004        2003
                                               ------------ -----------
Assets
  Cash                                               $  36     $ 1,743
  Premises and equipment, net                          268         275
  Investment in subsidiaries                        82,179      77,209
  Other assets                                       3,115       3,647
                                               ------------ -----------
Total Assets                                       $85,598     $82,874
                                               ============ ===========
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                                $ 1,073     $ 1,256
  Debt                                              14,910       9,625
  Other liabilities                                    461       1,398
                                               ------------ -----------
Total Liabilities                                   16,444      12,279
  Stockholders' equity                              69,154      70,595
                                               ------------ -----------
Total Liabilities and Stockholders' equity         $85,598     $82,874
                                               ============ ===========


First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,                         2004      2003       2002
                                             --------- --------- ----------
Income:
  Dividends from subsidiaries                  $5,156    $4,922     $3,515
  Other income                                    104        80         42
                                             --------- --------- ----------
                                                5,260     5,002      3,557
Operating expenses                              2,212     1,068      1,205
                                             --------- --------- ----------
Income before income taxes and equity
  in undistributed earnings of subsidiaries     3,048     3,934      2,352
Income tax benefit                              1,202       381        425
                                             --------- --------- ----------
Income before equity in undistributed
  earnings of subsidiaries                      4,250     4,315      2,777
Equity in undistributed earnings of
  subsidiaries                                  5,501     4,778      5,257
                                             --------- --------- ----------
Net income                                     $9,751    $9,093     $8,034
                                             ========= ========= ==========

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,                             2004      2003       2002
                                                 --------- --------- ----------
Cash flows from operating activities:
 Net income                                        $9,751    $9,093     $8,034
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization, accretion, net          7         6          2
    Equity in undistributed earnings of
       subsidiaries                                (5,501)   (4,778)    (5,257)
     (Increase) decrease in other assets              209   (1,292)    (1,495)
     (Decrease) increase in other liabilities        (631)     1,301       (12)
                                                 --------- --------- ----------
Net cash provided by operating activities           3,835     4,330      1,272
                                                 --------- --------- ----------
Cash flows from financing activities:
 Repayment of debt                                (11,700)     (200)    (3,525)
 Proceeds from debt                                 6,675       500      8,525
 Issuance of subordinated debt                     10,000         -          -
 Proceeds from issuance of common stock               802       895        481
 Purchase of treasury stock                       (10,365)   (4,233)    (6,540)
 Dividends paid on common stock                      (954)     (778)      (674)
                                                 --------- --------- ----------
Net cash used in financing activities             (5,542)   (3,816)    (1,733)
                                                 --------- --------- ----------
(Decrease) increase in cash                       (1,707)       514      (461)
Cash at beginning of year                           1,743     1,229      1,690
                                                 --------- --------- ----------
Cash at end of year                                 $  36   $ 1,743    $ 1,229
                                                 ========= ========= ==========


Note 19 - Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:


                                                           Quarters ended in 2004
                                           March 31       June 30   September 30  December 31 (1)
                                       ------------- ------------- -------------- ----------------
Selected operations data:
  Interest income                            $9,727        $9,761        $10,099          $10,437
  Interest expense                            2,687         2,727          2,986            3,244
                                       ------------- ------------- -------------- ----------------
    Net interest income                       7,040         7,034          7,113            7,193
  Provision for loan losses                     187           188             62              151
                                       ------------- ------------- -------------- ----------------
    Net interest income after                 6,853         6,846          7,051            7,042
      provision for loan losses
  Other income                                2,898         2,943          2,876            2,922
  Other expense                               6,168         6,236          6,252            6,483
                                       ------------- ------------- -------------- ----------------
    Income before income taxes                3,583         3,553          3,675            3,481
  Income taxes                                1,194         1,190          1,246              911
                                       ------------- ------------- -------------- ----------------
    Net income                              $ 2,389       $ 2,363        $ 2,429          $ 2,570
                                       ============= ============= ============== ================
  Basic earnings per share                    $0.52         $0.53          $0.54            $0.58
  Diluted earnings per share                  $0.51         $0.52          $0.53            $0.57

(1) During the fourth quarter of 2004, the Company revised its estimates for deferred loan fees and costs, deferred compensation liabilities and accrued income taxes and adjusted its 2004 earnings accordingly. The net effect of these adjustments increased 2004 reported earnings by $147,000 and $.04 per diluted share.

                                                           Quarters ended in 2003
                                           March 31       June 30   September 30       December 31
                                       ------------- ------------- -------------- ----------------
Selected operations data:
  Interest income                            $9,720        $9,729        $9,667            $9,822
  Interest expense                            3,240         3,104         2,807             2,745
                                       ------------- ------------- -------------- ----------------
    Net interest income                       6,480         6,625         6,860             7,077
  Provision for loan losses                     250           250           250               250
                                       ------------- ------------- -------------- ----------------
    Net interest income after                 6,230         6,375         6,610             6,827
      provision for loan losses
  Other income                                3,300         2,970         3,217             2,768
  Other expense                               5,936         6,135         6,177             6,282
                                       ------------- ------------- -------------- ----------------
    Income before income taxes                3,594         3,210         3,650             3,313
  Income taxes                                1,232         1,088         1,257             1,097
                                       ------------- ------------- -------------- ----------------
    Net income                              $ 2,362       $ 2,122       $ 2,393           $ 2,216
                                       ============= ============= ============== ================
  Basic earnings per share                    $0.49         $0.45         $0.51             $0.47
  Diluted earnings per share                  $0.49         $0.45         $0.49             $0.45

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Mid-Illinois Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Mid-Illinois Bancshares, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Chicago, Illinois
March 9, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework." Based on the assessment, management determined that, as of December 31, 2004, the Company's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report following.


/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer



/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.:

We  have  audited   management's   assessment,   included  in  the  accompanying
Managements' Report, that First Mid-Illinois Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of
December 31,   2004,  based  on  criteria   established  in  Internal  Control-
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Mid-Illinois Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP


Chicago, Illinois
March 9, 2005

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2005 Proxy Statement under the captions "Proposal 1 - Election of Directors" and "Section 16 - Beneficial Ownership Reporting Compliance."

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item
- Executive Officers of the Company."

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Report of the Audit Committee to the Board of Directors." The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company. A copy of this code of ethics is filed herewith as Exhibit 14.1. This code of ethics is also available on the Company's website. In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.


ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.


                                                                 Equity Compensation Plan Information
                                         -------------------------------------------------------------------------------------
                                          Number of securities
                                            to be issued upon        Weighted-average        Number of securities remaining
                                               exercise of           exercise price of       available for future issuance
                                           outstanding options      outstanding options     under equity compensation plans
             Plan category                         (a)                      (b)                           (c)
                                         ------------------------ ------------------------ -----------------------------------
Equity compensation plans approved by
security holders:
(1) Deferred Compensation Plan                   159,544                  $13.50                        290,456
(2) Stock Incentive Plan                         356,656                   23.86                         36,375
Equity compensation plans not approved
by security holders                                 -                        -                             -
                                         ------------------------ ------------------------ -----------------------------------
                 Total                           516,200                  $20.66                        326,831
                                         ======================== ======================== ===================================


The Company's equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan. Additional information regarding each plan is available in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Plans" and
Note 14 - "Stock Option Plans" herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company's 2005 Proxy Statement under the caption "Fees of Independent Auditors."

                                     PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The  following   consolidated   financial  statements  and  financial  statement
schedules of the Company are filed as part of this document under Item 8.

   Financial Statements and Supplementary Data:

     *    Consolidated Balance Sheets -- December 31, 2004 and 2003

     * Consolidated Statements of Income -- For the Years Ended December 31, 2004, 2003 and 2002

     * Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2004, 2003 and 2002

     * Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2004, 2003 and 2002.


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


Dated:    March 9, 2005

By: /s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of March, 2005, by the following persons on behalf of the Company and in the capacities listed.


Signature and Title

/s/ William S. Rowland
William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director

/s/ Michael L. Taylor
Michael L. Taylor, Vice President and Chief Financial Officer

/s/ Charles A. Adams
Charles A. Adams, Director

/s/ Kenneth R. Diepholz
Kenneth R. Diepholz, Director

/s/ Joseph R. Dively
Joseph R. Dively, Director

/s/ Steven L. Grissom
Steven L. Grissom, Director

/s/ Daniel E. Marvin, Jr.
Daniel E. Marvin, Jr., Director

/s/ Gary W. Melvin
Gary W. Melvin, Director

/s/ Sara Jane Preston
Sara Jane Preston, Director

/s/ Ray A. Sparks
Ray A. Sparks, Director

                   Exhibit Index to Annual Report on Form 10-K
--------------------------------------------------------------------------------
   Exhibit
   Number          Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)

     3.2 Restated Bylaws of First Mid-Illinois Bancshares, Inc. and Amendment thereto
          Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13368)

     4.1 Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank, as Rights Agent
          Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Registration Statement on Form 8-A filed with the SEC on September 22, 1999

    10.1 Employment Agreement between the Company and William S. Rowland Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Report on Form 8-K filed with the SEC on December 16, 2004.

    10.2 Employment Agreement between the Company and John W. Hedges (Filed herewith)

    10.3  Deferred Compensation Plan
          Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

    10.4  1997 Stock Incentive Plan
          Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998 (File No 0-13368)

    10.5  Supplemental Executive Retirement Plan
         (Filed herewith)

    10.6 Form of Employment Agreement between the Company and certain officers of the Company, including Michael L. Taylor, Robert J. Swift, Jr., Stanley E. Gilliland and Laurel Allenbaugh
          The agreements are substantially identical in all material respects except as to the parties, the execution dates and the monthly base payout. A sample form of the agreement is filed herewith.

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

    21.1  Subsidiaries of the Company
          (Filed herewith)

    23.1  Consent of KPMG LLP
          (Filed herewith)

    31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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



                                            FIRST MID-ILLINOIS BANCSHARES, INC.


                                            By:     /s/ William S. Rowland
                                                      William S. Rowland

                                            Title: Chairman of the Board




                                            EXECUTIVE:   /s/ John W. Hedges
                                                         John W. Hedges

                                                                    Exhibit 10.5

                       FIRST MID-ILLINOIS BANCSHARES, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                                    PREAMBLE

First Mid-Illinois Bancshares, Inc. has adopted the Supplemental Executive Retirement Plan, effective as of May 21, 1986, for a select group of executive personnel to ensure that the overall effectiveness of the Company's executive compensation program will attract, retain and motivate qualified senior management personnel.


                                    SECTION I

                                   DEFINITIONS

When used herein, the following words shall have the meanings below unless the context clearly indicates otherwise:

1.1 "Affiliated Company" means any trade or business entity (whether or not incorporated), or a predecessor company of such entity, if any, which is a member of a controlled group of corporations of which the Company is also a member or which is under common control with the Company.

1.2 "Committee" means the Compensation Committee of the Board of Directors of the Company.

1.3 "Company" means First Mid-Illinois Bancshares, Inc. and any successor thereto.

1.4 "Designated Beneficiary" means any person or persons designated by a Participant to receive any Supplemental Plan Benefit by reason of his death. Such designation shall be made by written notice delivered to the Committee prior to the date of the Participant's death.

1.5 "Participant" means any employee of the Company or an Affiliated Company who is recommended and designated with respect to participation in the Plan as set forth in Section II.

1.6 "Participation Agreement" means an agreement entered into between the Company and a Participant that sets forth the amount, terms and conditions of a Supplemental Plan Benefit payable to or with respect to a Participant.

1.7 "Plan" means the First Mid-Illinois Bancshares, Inc. Supplemental Executive Retirement Plan.


1.8 "President" means the President of the Company.

1.9 "Supplemental Plan Benefit" means the annual benefit payable to or with respect to a Participant in accordance with the Plan.


                                   SECTION II

                           ELIGIBILITY TO PARTICIPATE

A senior management employee of the Company or an affiliated Company will become a Participant in the Plan when such employee is recommended to the Committee as a Participant in writing by the President and is designated as a Participant by the Committee in writing. Once an employee becomes a Participant he shall remain a Participant until his termination of employment with the Company and all Affiliated Companies and thereafter until the Supplemental Plan Benefit to which he or any Designated Beneficiary is entitled under the Plan has been paid in full.


                                   SECTION III

                            SUPPLEMENTAL PLAN BENEFIT

The amount, terms and conditions of a Supplemental Plan Benefit payable to or with respect to a Participant shall be set forth in a separate Participation Agreement entered into between the Company and the Participant within sixty (60) days after the date on which the Participant is designated as such pursuant to
Section II.


                                   SECTION IV

                            AMENDMENT AND TERMINATION

4.1 Amendment or Termination. The Company intends the Plan to be permanent but reserves the right to amend or terminate the Plan or any Participation Agreement when, in the sole opinion of the Company, such amendment or termination is advisable. Any such amendment or termination shall be made pursuant to a resolution of the Board of Directors of the Company and shall be effective as of the date of such resolution. Notwithstanding the preceding sentence, no amendment or termination of the Plan or any Participation Agreement shall directly or indirectly deprive any Participant or Designated Beneficiary of all or any portion of any Supplemental Plan Benefit the payment of which has commenced prior to the effective date of the resolution amending or terminating the Plan or Participation Agreement.

4.2 Termination Benefit. In the case of a Plan termination, each actively employed Participant on the termination date shall become fully vested in his Supplemental Plan benefit as of the termination date without regard to the number of years of employment with the Company and all Affiliated Companies he has then completed. Payment of a Participant's Supplemental Plan Benefit shall not be dependent upon his continuation of employment with the Company or any Affiliated Company following the Plan termination date, and such Benefit shall be payable in the form and at the time set forth in his Participation Agreement.

4.3 Corporate Successors. The Plan shall not be automatically terminated by a transfer or sale of assets of the Company, or by the merger or consolidation of the Company into or with any other corporation or other entity, but the Plan shall be continued after such sale, merger or consolidation only if and to the extent that the transferee, purchaser or successor entity agrees to continue the Plan. In the event the Plan is not continued by the transferee, purchaser or successor entity, then the Plan shall terminate subject to the provisions of Paragraph 4.2.


                                    SECTION V

                                  MISCELLANEOUS

5.1 Forfeiture of Benefits. Notwithstanding any other provision of the Plan or any Participation Agreement, future payment of a Supplemental Plan Benefit hereunder to a Participant or Designated Beneficiary will, at the discretion of the Committee, be discontinued and forfeited, and the Company will have no further obligation hereunder to such Participant or Designated Beneficiary, if any of the following circumstances occur:

     (a) the Participant is discharged from employment with the Company or an Affiliated Company for cause. For purposes of this clause, "cause" shall be deemed to exist if, and only if, (i) the Participant willfully refuses to perform services for the Company or an Affiliated Company; (ii) the Participant engages in acts of dishonesty or fraud in connection with his employment by the Company or an Affiliated Company; or (iii) the Participant engages in other serious misconduct of such a nature that the continued employment of the Participant may reasonably be expected to adversely affect the business of the Company or an Affiliated Company. The Company shall have the sole discretion, which shall be exercised in a reasonable manner, to determine whether the events referred to in (i), (ii) and (iii) above have occurred;

     (b) the Participant engages in competition with the Company or any Affiliated Company or interferes with the business relationships of the Company or an Affiliated Company during his employment or during the period commencing on the date of termination of his employment with the Company and all Affiliated Companies and ending on the second anniversary thereof;

     (c) the Participant discloses any type of confidential information of the Company or an Affiliated Company to any third party by any means, other than as required in the performance of his duties for the Company or an Affiliated Company, or refused to report to the Company or an Affiliated Company any discoveries, inventions, or improvements conceived by him during the course of his employment and in any way applicable to the business of the Company or any Affiliated Company.

The Committee's exercise of its discretion under this Paragraph shall be conclusive and binding upon the Participant, his Designated Beneficiary and all other persons.

5.2 No Effect on Employment Rights. Nothing contained herein will confer any Participant the right to be retained in the service of the Company or an Affiliated Company nor limit the right of the Company or an Affiliated Company to discharge or otherwise deal with any Participant without regard to the existence of the Plan.

5.3 Funding. The Plan and all Participation Agreements shall at all times be entirely unfunded and no provision shall at any time be made with respect to segregating assets of the Company or any Affiliated Company for payment of any Supplemental Plan Benefit hereunder. No Participant, Designated Beneficiary or other person shall have any interest in any particular assets of the Company or any Affiliated Company by reason of the right to receive a Supplemental Plan Benefit under the Plan or under any Participation Agreement, and any such Participant, Designated Beneficiary, or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan or any Participation Agreement.

5.4 No Guaranty of Benefits. Nothing contained in the Plan or any Participation Agreement shall constitute a guaranty by the Company, any Affiliated Company, or any other entity or person that the assets of the Company will be sufficient to pay any Supplemental Plan Benefit hereunder.

5.5 Spendthrift Provision. No Supplemental Plan Benefit payable under the Plan or any Participation Agreement shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge prior to actual receipt thereof by the payee; and any attempt so to anticipate, alienate, sell, transfer, assign, pledge, encumber or charge prior to such receipt shall be void; and the Company shall not be liable in any manner for, or subject to, the debts, contracts, liabilities, engagements or torts of any person entitled to any Supplemental Plan Benefit under the Plan or any Participation Agreement.

5.6 Administration. The Committee shall be responsible for the general operation and administration of the Plan and for carrying out the provisions thereof. The Committee shall have all powers necessary to interpret and carry out the provisions of the Plan and all Participation Agreements and may, from time to time, establish rules for the administration of the Plan and the transaction of the Plan's business. In making any such rule, the Committee shall pursue uniform policies and shall not discriminate in favor of or against any Participant or group of Participants. The Committee shall be entitled to rely conclusively upon all tables, valuations, certificates, opinions and reports furnished by any actuary, accountant, controller, counsel or other person employed or engaged by the Company or the Committee with respect to the Plan.

5.7 Disclosure. Each Participant shall receive a copy of the Plan and the Committee will make available for inspection by any Participant or Designated
Beneficiary a copy of any rules and regulations used by the Committee in administering the Plan.

5.8 State Law. The Plan and all Participation Agreements are established under and will be construed according to the laws of the State of Illinois, to the extent that such laws are not preempted by the Employee Retirement Income Security Act and valid regulations published thereunder.

5.9 Small Benefits. If the actuarial value of any Supplemental Plan Benefit is less than $3,500, the Committee, in its discretion, may pay the actuarial value of such Benefit to the Participant or Designated Beneficiary entitled thereto in a single lump sum or in quarterly, semi-annual or annual installments in lieu of any further benefit payments hereunder.

5.10 Incapacity of Recipient. In the event a Participant or Designated Beneficiary is declared incompetent and a conservator or other person legally charged with the care of his person or of his estate is appointed, any Supplemental Plan Benefit to which such Participant or Designated Beneficiary is entitled shall be paid to such conservator or other person legally charged with the care of his person or his estate. Except as provided above in this paragraph, when the Committee, in its sole discretion, determines that a Participant or Designated Beneficiary is unable to manage his financial affairs, the Committee may provide for any Supplemental Plan Benefit Payment, or any part thereof, to be made to any other person or institution then contributing toward or providing for the care and maintenance of such Participant or Designated Beneficiary. Any such payment shall be for the benefit of such Participant or Designated Beneficiary and a complete discharge of any obligation of the Company and the Plan with respect thereto.

5.11 Unclaimed Benefit. Each Participant shall keep the Committee informed of his current address and the current address of his Designated Beneficiary. The Committee shall not be obligated to search for the whereabouts of any person. If the location of a Participant is not made known to the Committee within three
(3) years after the date on which any payment of the Participant's Supplemental Plan Benefit may be made, payment may be made as though the Participant had died at the end of the three-year period. If, within one additional year after such three-year period has elapsed, or, within three years after the actual death of a Participant, the Committee is unable to locate any Designated Beneficiary of the Participant, then the Committee shall have no further obligation to pay any Supplemental Plan Benefit hereunder to such Participant or Designated Beneficiary or any other person and such Benefit shall be irrevocably forfeited.

5.12 Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, no individual acting as an employee or agent of the Company or an Affiliated Company or any member of the Committee, shall be liable to any Participant, former Participant, Designated Beneficiary, or any other person for any claim, loss, liability or expense incurred in connection with the Plan or any Participation Agreement.

5.13 Gender and Number. In the Plan, where the context admits, words in the masculine gender include the feminine and neuter genders, words in the singular include the plural, and the plural includes the singular.

                                                                    Exhibit 10.6


                              EMPLOYMENT AGREEMENT

This Employment Agreement (the "Agreement") is made and entered into this ____ day of _____________, _____, by and between First Mid-Illinois Bancshares, Inc. ("the Company"), a corporation with its principal place of business located in Mattoon, Illinois, and _____________ ("Manager").

In consideration of the promises and mutual covenants and agreements contained herein, the parties hereto acknowledge and agree as follows:

                                   ARTICLE ONE
                          TERM AND NATURE OF AGREEMENT

1.01 Term of Agreement. The term of this Agreement shall commence as of _________, ____ and shall continue until ___________, ____. Thereafter, unless Manager's employment with the Company has been previously terminated, Manager shall continue his employment with the Company on an at will basis and, except as provided in Articles Five, Six and Seven, this Agreement shall terminate unless extended by mutual written agreement.

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



                   MANAGER: /s/_____________________

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

The components of basic and diluted earnings per common share for the years ended December 31, 2004, 2003, and 2002 are as follows:





                                                          2004          2003        2002
                                                     ------------ ------------ ------------
Basic Earnings per Share:
Net income available to common stockholders           $9,751,000   $9,093,000   $8,034,000
                                                     ============ ============ ============
Weighted average common shares outstanding             4,499,092    4,743,210    5,036,357
                                                     ============ ============ ============
Basic earnings per common share                            $2.17        $1.92        $1.60
                                                     ============ ============ ============

Diluted Earnings per Share:
Net income available to common stockholders           $9,751,000   $9,093,000   $8,034,000
                                                     ============ ============ ============
Weighted average common shares outstanding             4,499,092    4,743,210    5,036,357
Assumed conversion of stock options                       88,967       85,935       36,249
                                                     ------------ ------------ ------------
Diluted weighted average common shares outstanding     4,588,059    4,829,145    5,072,606
                                                     ============ ============ ============
Diluted earnings per common share                          $2.13        $1.88        $1.58
                                                     ============ ============ ============

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



First Mid-Illinois Bank & Trust, N.A. (a national banking association)

Mid-Illinois Data Services, Inc. (a Delaware corporation)

First Mid-Illinois Insurance Services, Inc. (an Illinois corporation; 100% owned by First Mid Bank)

The Checkley Agency, Inc. (an Illinois corporation)

First Mid-Illinois Statutory Trust I (a business trust)

                                                                    Exhibit 23.1


            Consent of Independent Registered Public Accounting Firm


The Board of Directors
First Mid-Illinois Bancshares, Inc.:

RE: Registration Statements


                  Registration No. 033-84404 on Form S-3
                  Registration No. 033-64061 on Form S-8
                  Registration No. 033-64139 on Form S-8
                  Registration No. 333-69673 on Form S-8

We consent to incorporation by reference in the Registration Statements on Forms S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our reports dated March 9, 2005, relating to the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appears in the December 31, 2004 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.


/s/ KPMG LLP


Chicago, Illinois
March 9, 2005

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date:  March 9, 2005



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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date:  March 9, 2005



/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2004 (the "Report"), I, William S. Rowland, as President and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    March 9, 2005



/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2004 (the "Report"), I Michael L. Taylor, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    March 9, 2005



/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer