Form 10-Q
period 2005-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2005-05-06
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                         Commission file number: 0-13368


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

As of May 4, 2005, 4,443,049 common shares, $4.00 par value, were outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)                  March 31,  December 31,
(In thousands, except share data)                             2005          2004
                                                      ------------- ------------
Assets
Cash and due from banks:
  Non-interest bearing                                    $ 16,410      $ 19,119
  Interest bearing                                           3,641         1,985
Federal funds sold                                           8,475         2,450
                                                      ------------- ------------
  Cash and cash equivalents                                 28,526        23,554
Investment securities:
  Available-for-sale, at fair value                        167,101       168,821
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,475 and $1,598 at March 31, 2005
    and December 31, 2004, respectively)                     1,432         1,552
Loans                                                      593,297       597,849
Less allowance for loan losses                             (4,737)       (4,621)
                                                      ------------- ------------
  Net loans                                                588,560       593,228
Premises and equipment, net                                 15,115        15,227
Accrued interest receivable                                  4,865         5,405
Goodwill, net                                                9,034         9,034
Intangible assets, net                                       3,204         3,346
Other assets                                                 5,849         6,561
                                                      ------------- ------------
  Total assets                                            $823,686     $ 826,728
                                                      ============= ============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                    $ 84,738      $ 85,524
  Interest bearing                                         552,897       564,716
                                                      ------------- ------------
  Total deposits                                           637,635       650,240
Accrued interest payable                                     1,463         1,506
Securities sold under agreements to repurchase              65,715        59,835
Junior subordinated debentures                              10,310        10,310
Other borrowings                                            34,700        29,900
Other liabilities                                            4,027         5,783
                                                      ------------- ------------
  Total liabilities                                        753,850       757,574
                                                      ------------- ------------
Stockholders' equity:
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,604,073 shares in 2005 and
  5,578,897 shares in 2004                                  22,416        22,316
Additional paid-in capital                                  18,522        17,845
Retained earnings                                           55,697        53,259
Deferred compensation                                        2,332         2,204
Accumulated other comprehensive income                       (361)           623
Less treasury stock at cost, 1,160,875 shares
  in 2005 and 1,121,546 shares in 2004                    (28,770)      (27,093)
                                                      ------------- ------------
Total stockholders' equity                                  69,836        69,154
                                                      ------------- ------------
Total liabilities and stockholders' equity                $823,686      $826,728
                                                      ============= ============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                                       Three months ended March 31,
                                                             2005           2004
                                                       --------------- ------------
Interest income:
Interest and fees on loans                                    $ 8,782      $ 8,167
Interest on investment securities                               1,563        1,515
Interest on federal funds sold                                     69           39
Interest on deposits with other financial institutions             10            6
                                                       --------------- ------------
  Total interest income                                        10,424        9,727
Interest expense:
Interest on deposits                                            2,515        2,138
Interest on securities sold under agreements
  to repurchase                                                   283           72
Interest on subordinated debentures                               140           37
Interest on other borrowings                                      411          440
                                                       --------------- ------------
  Total interest expense                                        3,349        2,687
                                                       --------------- ------------
  Net interest income                                           7,075        7,040
Provision for loan losses                                         187          187
                                                       --------------- ------------
  Net interest income after provision for loan losses           6,888        6,853
Other income:
Trust revenues                                                    636          616
Brokerage commissions                                              97          110
Insurance commissions                                             511          430
Service charges                                                 1,034        1,124
Securities gains, net                                             173            -
Mortgage banking revenue                                          153           94
Other                                                             572          524
                                                       --------------- ------------
  Total other income                                            3,176        2,898
Other expense:
Salaries and employee benefits                                  3,474        3,338
Net occupancy and equipment expense                             1,036        1,073
Amortization of other intangible assets                           142          175
Stationery and supplies                                           139          134
Legal and professional                                            386          276
Marketing and promotion                                           123          141
Other                                                           1,006        1,031
                                                       --------------- ------------
  Total other expense                                           6,306        6,168
                                                       --------------- ------------
Income before income taxes                                      3,758        3,583
Income taxes                                                    1,323        1,194
                                                       --------------- ------------
  Net income                                                  $ 2,435      $ 2,389
                                                       =============== ============
Per share data:
Basic earnings per share                                       $ 0.55       $ 0.52
Diluted earnings per share                                     $ 0.54       $ 0.51
                                                       =============== ============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)                         Three months ended
(In thousands)                                                                March 31,
                                                                        2005        2004
                                                                      ---------- -----------
Cash flows from operating activities:
Net income                                                              $ 2,435     $ 2,389
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                 187         187
  Depreciation, amortization and accretion, net                             384         718
  Gain on sale of securities, net                                         (173)           -
  Loss on sale of other real property owned, net                             67          10
  Gain on sale of mortgage loans held for sale, net                       (183)       (109)
  Origination of mortgage loans held for sale                          (12,145)     (8,524)
  Proceeds from sale of mortgage loans held for sale                     13,767       8,312
  Decrease in other assets                                                1,612       2,140
  Decrease in other liabilities                                           (726)       (596)
                                                                      ---------- -----------
Net cash provided by operating activities                                 5,225       4,527
                                                                      ---------- -----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                                   -         (1)
Purchases of premises and equipment                                       (254)       (234)
Net increase in loans                                                     3,042       2,200
Proceeds from sales of other real property owned                            289          17
Proceeds from sales of securities available-for-sale                     19,667           -
Proceeds from maturities of securities available-for-sale                18,067      29,397
Proceeds from maturities of securities held-to-maturity                     120         110
Purchases of securities available-for-sale                             (37,258)    (10,064)
Purchases of securities held-to-maturity                                   (73)           -
                                                                      ---------- -----------
Net cash provided by investing activities                                 3,600      21,425
                                                                      ---------- -----------
Cash flows from financing activities:
Net (decrease) increase in deposits                                    (12,605)       8,591
Increase (decrease) in repurchase agreements                              5,880    (11,871)
Proceeds from FHLB advances                                               8,000           -
Repayment of FHLB advances                                              (5,000)     (5,000)
Issuance of junior subordinated debentures                                    -      10,000
Proceeds from short-term debt                                             2,000       4,675
Repayment of short-term debt                                              (200)     (9,200)
Proceeds from issuance of common stock                                      353         337
Purchase of treasury stock                                              (1,566)     (8,376)
Dividends paid on common stock                                            (715)       (550)
                                                                      ---------- -----------
Net cash used in financing activities                                   (3,853)    (11,394)
                                                                      ---------- -----------
Increase in cash and cash equivalents                                     4,972      14,558
Cash and cash equivalents at beginning of period                         23,554      24,949
                                                                      ---------- -----------
Cash and cash equivalents at end of period                              $28,526     $39,507
                                                                      ========== ===========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                              $ 3,392     $2,719
  Income taxes                                                              232         149
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned                                        -          61
Dividends reinvested in common stock                                        355         705
Net tax benefit related to option and deferred compensation plans            87          36

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2005 and 2004, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the March 31, 2005 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended March 31, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. The Company operates as a one-segment entity for financial reporting purposes.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.


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


Recent Accounting Pronouncements

On December 16, 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on the accounting for differences between contractual and expected cash flows from the purchaser's initial investment in loans or debt securities acquired in a transfer, if those differences are attributable, at least in part, to credit quality. Among other things, SOP 03-3: (1) prohibits the recognition of the excess of contractual cash flows over expected cash flows as an adjustment of yield, loss accrual, or valuation allowance at the time of purchase; (2)
requires that subsequent increases in expected cash flows be recognized prospectively through an adjustment of yield; and (3) requires the subsequent decreases in expected cash flows be recognized as an impairment. In addition, SOP 03-3 prohibits the creation or carrying over of a valuation allowance in the initial accounting of all loans within its scope that are acquired in a transfer. SOP 03-3 becomes effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The adoption of the requirements of SOP 03-3 did not have any impact on the Company's financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of SFAS 123R will become effective January 1, 2006 for all equity awards granted after the effective date, as well as the unvested portion of all existing awards. The Company is evaluating the impact of SFAS 123R on its financial position and results of operations.

In May 2004, the FASB issued FASB Staff Position on Financial Accounting Standard 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"); the Act was signed in law on December 8, 2003. Under the Act, a subsidy is available to sponsors of postretirement health care plans whose benefits are actuarially equivalent to Medicare Part D. The requirements of FSP FAS 106-2 did not have any impact on the Company's financial position or results of operations.


Comprehensive Income

The Company's comprehensive income for the three-months ended March 31, 2005 and 2004 was as follows (in thousands):


                                               Three months ended
                                                   March 31,
                                            -------------------------
                                                 2005         2004
                                            ------------ ------------
Net income                                       $2,435       $2,389
                                            ------------ ------------
Other comprehensive income:
  Unrealized gain (loss) during the period      (1,441)          779
  Less realized gain during the period            (173)            -
  Tax effect                                        630        (302)
                                            ------------ ------------
Comprehensive income                             $1,451       $2,866
                                            ============ ============


Earnings Per Share

A three-for-two common stock split was effected on July 16, 2004, in the form of a 50% stock dividend for the stockholders of record at the close of business on July 6, 2004. Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-months ended March 31, 2005 and 2004 were as follows:


                                                           Three months ended
                                                                March 31,
                                                      ------------------------
                                                           2005        2004
                                                      ------------ -----------
Basic Earnings per Share:
Net income                                             $2,435,000  $2,389,000
Weighted average common shares outstanding              4,450,359   4,594,637
                                                      ============ ===========
Basic earnings per common share                             $ .55       $ .52
                                                      ============ ===========
Diluted Earnings per Share:
Weighted average common shares outstanding              4,450,359   4,594,637
Assumed conversion of stock options                        93,116      81,396
                                                      ------------ -----------
Diluted weighted average common shares outstanding      4,543,475   4,676,033
                                                      ============ ===========
Diluted earnings per common share                           $ .54       $ .51
                                                      ============ ===========



Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley, and intangible assets arising from the rights to service mortgage loans for others.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2005 and December 31, 2004 (in thousands):


                                                               March 31, 2005                   December 31, 2004
                                                      ------------------------------ -----------------------------
                                                         Gross                              Gross
                                                        Carrying       Accumulated        Carrying    Accumulated
                                                         Value        Amortization          Value    Amortization
                                                      ------------- ---------------- -------------- --------------
Goodwill not subject to amortization
  (effective 1/1/02)                                       $12,794           $3,760        $12,794         $3,760
Intangibles from branch acquisition                          3,015            1,609          3,015          1,559
Core deposit intangibles                                     2,805            2,320          2,805          2,279
Mortgage servicing rights                                      608              596            608            593
Customer list intangibles                                    1,904              603          1,904            555
                                                      ------------- ---------------- -------------- --------------
                                                           $21,126           $8,888        $21,126         $8,746
                                                      ============= ================ ============== ==============


Total amortization expense for the three-months ended March 31, 2005 and 2004 was as follows (in thousands):


                                                    March 31,
                                               2005          2004
                                         -------------- -------------
Intangibles from branch acquisition               $ 50          $ 50
Core deposit intangibles                            40            69
Mortgage servicing rights                            4             8
Customer list intangibles                           48            48
                                         -------------- -------------
                                                  $142          $175
                                         ============== =============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 3/31/05                                $142

Estimated amortization expense:
     For period 04/1/05-12/31/05                             $426
     For year ended 12/31/06                                 $579
     For year ended 12/31/07                                 $515
     For year ended 12/31/08                                 $454
     For year ended 12/31/09                                 $417
     For year ended 12/31/10                                 $391


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2004, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Stock Incentive Plan

The Company accounts for its Stock Incentive Plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, as the intrinsic value was zero, compensation cost based on fair value at grant date has not been recognized for stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants.

The following table illustrates the effect on net income if the fair value based method had been applied (in thousands, except per share data).


                                         Three months ended March 31,
                                              2005         2004
                                          ------------ ------------
Net income, as reported                        $2,435       $2,389
Stock based compensation expense
 determined under fair value based
 method, net of related tax effect                (93)         (65)
                                          ------------ ------------
   Pro forma net income                        $2,342       $2,324
                                          ============ ============

Basic Earnings Per Share:
   As reported                                   $.55         $.52
   Pro forma                                      .53          .51

Diluted Earnings Per Share:
   As reported                                   $.54         $.51
   Pro forma                                      .52          .50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $2,435,000 and $2,389,000 and diluted earnings per share was $.54 and $.51 for the three months ended March 31, 2005 and 2004, respectively. The increase in net income was primarily the result of higher net interest income and greater non-interest income during the first quarter of 2005 than the first quarter of 2004. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. During the first three months of 2005, the Company acquired 39,329 shares at a total investment of $1,566,000. The following table shows the Company's annualized performance ratios for the three months ended March 31, 2005 and 2004, compared to the performance ratios for the year ended December 31, 2004:


                                        Three months ended      Year ended
                                      March 31,    March 31,   December 31,
                                           2005         2004          2004
                                    ------------ ------------ -------------

Return on average assets                  1.18%        1.21%       1.20%
Return on average equity                 13.93%       13.96%      14.24%
Average equity to average assets          8.47%        8.64%       8.44%


Total assets at March 31, 2005 and December 31, 2004 were $823.7 million and $826.7 million, respectively. The decrease in net assets was primarily the result of a decrease in loan portfolio balances. Net loan balances were $588.6 million at March 31, 2005, a decrease of $4.6 million, or .8%, from $593.2 million at December 31, 2004, primarily due to seasonal paydowns in the agricultural operating loan portfolio. Total deposit balances decreased to $637.6 million at March 31, 2005 from $650.2 million at December 31, 2004 primarily due to brokered certificates of deposit that matured during the first quarter of 2005 and were not immediately replaced and a decline in public fund time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.71% for the three months ended March 31, 2005, down from 3.88% for the same period in 2004. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-bearing liability rates. Net interest income before the provision for loan losses was $7.1 million for the three months ended March 31, 2005 compared to $7.0 million for the same period in 2004.

Noninterest income increased $278,000, or 9.6%, to $3.2 million for the three months ended March 31, 2005 compared to $2.9 million in 2004. The primary reason for this increase was $173,000 in gains on the sale of securities during the first three months of 2005 as market conditions and investment portfolio liquidity were conducive to the sale. There were no securities sold during the first quarter of 2004.

Noninterest expense increased 2.2% or $138,000, to $6.3 million for the three months ended March 31, 2005 compared to $6.2 million in 2004. The primary factor in the expense increase was increased salaries and benefits expense that resulted from additional employees for a new branch location in Highland, and increases in accounting and legal professional fees incurred in implementing the requirements of the Sarbanes-Oxley Act of 2002.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                        2005 versus 2004
                                                     --------------------
 Net interest income                                           $35
 Provision for loan losses                                       -
 Other income, including securities transactions               278
 Other expenses                                               (138)
  Income taxes                                                (129)
 Increase in net income                                        $46


Credit quality is an area of importance to the Company. Total nonperforming loans were $3.7 million at March 31, 2005, compared to $3.3 million at March 31, 2004 and $3.1 million at December 31, 2004. The increase was primarily attributable to the addition of a commercial real estate loan. The Company's provision for loan loss for the three months ended March 31, 2005 and 2004 was $187,000. At March 31, 2005, the composition of the loan portfolio remained similar to the same period last year. Net charge-offs were 0.05% of average loans compared to .08% in 2004. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of March 31, 2005 and 2004.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2005 and 2004 was 11.35% and 10.85%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2005 and 2004 was 12.15% and 11.65%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2005 and 2004 were $111.9 million and $100.2 million, respectively.


Critical Accounting Policies

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                                           Three months ended                  Three months ended
                                                             March 31, 2005                      March 31, 2004
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                               $1,644        $ 10       2.47%        $2,813        $ 6      0.87%
Federal funds sold                                      12,391          69       2.26%        18,070         39      0.88%
Investment securities
  Taxable                                              147,942       1,380       3.73%       141,300      1,207      3.42%
  Tax-exempt                                            22,200         183       3.30%        27,741        308      4.44%
Loans (1)                                              589,492       8,782       6.04%       547,729      8,167      6.06%
                                                   ------------------------------------------------------------------------
Total earning assets                                   773,669      10,424       5.46%       737,653      9,727      5.36%
                                                   ------------------------------------------------------------------------
Cash and due from banks                                 18,701                                19,114
Premises and equipment                                  15,150                                15,946
Other assets                                            22,688                                23,996
Allowance for loan losses                              (4,697)                               (4,495)
                                                   ------------                       ---------------
Total assets                                          $825,511                              $792,214
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $231,657       $ 554        .97%      $220,957      $ 341       .63%
  Savings deposits                                      60,359          58        .39%        59,757         56       .38%
  Time deposits                                        268,847       1,903       2.87%       251,022      1,741      2.82%
Securities sold under
  agreements to repurchase                              61,665         283       1.86%        55,345         72       .53%
FHLB advances                                           25,667         355       5.61%        28,597        387      5.50%
Federal funds purchased                                      -           -           -            35          -          -
Junior subordinated debt                                10,310         140       5.51%         3,852         37      3.91%
Other debt                                               5,867          56       3.87%         8,795         53      2.45%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    liabilities                                        664,372       3,349       2.04%       628,360      2,687      1.74%
                                                   ------------------------------------------------------------------------
Non interest-bearing demand deposits                    86,390                                89,243
Other liabilities                                        4,835                                 6,141
Stockholders' equity                                    69,914                                68,470
                                                   ------------                       ---------------
Total liabilities & equity                            $825,511                              $792,214
                                                   ============                       ===============
Net interest income                                                $ 7,075                              $ 7,040
                                                              ============                          ===========
Net interest spread                                                              3.42%                               3.62%
Impact of non-interest
 bearing funds                                                                    .29%                                .26%
Net yield on interest-
  earning assets                                                                 3.71%                               3.88%
                                                                          ============                         ============


(1) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2005, compared to the same period in 2004 (in thousands):

                                             For the three months ended March 31,
                                                     2005 compared to 2004
                                                     Increase / (Decrease)
                                              Total
                                              Change      Volume (1)     Rate (1)
                                          -------------------------------------------
Earning Assets:
Interest-bearing deposits                            $ 4         $ (1)        $  5
Federal funds sold                                    30           (8)          38
Investment securities:
  Taxable                                            173           59          114
  Tax-exempt                                       (125)          (55)         (70)
Loans (2)                                            615          643          (28)
                                          -------------------------------------------
  Total interest income                              697          638           59
                                          -------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                                    213           17          196
  Savings deposits                                     2            1            1
  Time deposits                                      162          130           32
Securities sold under
  agreements to repurchase                           211            9          202
FHLB advances                                       (32)          (40)           8
Federal funds purchased                                -            -            -
Junior subordinated debt                             103           83           20
Other debt                                             3           (4)           7
                                          -------------------------------------------
   Total interest expense                            662          196          466
                                          -------------------------------------------
  Net interest income                               $ 35         $442       $ (407)
                                          ===========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2) Nonaccrual loans are not material and have been included in the average balances.


Net interest income increased $35,000, or .5% to $7,075,000 for the three months ended March 31, 2005, from $7,040,000 for the same period in 2004. The increase in net interest income was due to growth in earning assets primarily composed of loan growth that was largely offset by an increase in the cost of interest-bearing liabilities as the cost of floating-rate debt increased.

For the three months ended March 31, 2005, average-earning assets increased by $36.0 million, or 4.9%, and average interest-bearing liabilities increased $36.0 million, or 5.7%, compared with average balances for the same period in 2004. Changes in average balances are shown below:

* Average loans increased by $41.8 million or 7.6% in 2005 compared to 2004.

* Average securities increased by $1.1 million or .7% in 2005 compared to 2004.

* Average interest-bearing deposits increased by $29.1 million or 5.5% in 2005 compared to 2004.

* Average securities sold under agreements to repurchase increased by $6.3 million or 11.4% in 2005 compared to 2004.

* Average borrowings and other debt decreased by $5.9 million or 15.8% in 2005 compared to 2004.

* Net interest margin decreased to 3.71% in 2005 from 3.88% in 2004.


To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.76% in 2005 and 3.93% in 2004. The TE adjustments to net interest income for March 31, 2005 and 2004 were $94,000 and $160,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2005 and 2004 was $187,000. Nonperforming loans increased from $3,271,000 as of March 31, 2004 to $3,726,000 as of March 31, 2005. Net charge-offs were $71,000 for the three months ended March 31, 2005 compared to $113,000 during the same period in 2004. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three-months ended March 31, 2005 and 2004 (in thousands):


                                           Three months ended March 31,
                                             2005          2004      $ Change
                                     ------------- ------------- -------------
    Trust                                    $636          $616          $ 20
    Brokerage                                  97           110          (13)
    Insurance commissions                     511           430            81
    Service charges                         1,034         1,124          (90)
    Security gains                            173             -           173
    Mortgage banking                          153            94            59
    Other                                     572           524            48
                                     ------------- ------------- -------------
      Total other income                   $3,176        $2,898         $ 278
                                     ============= ============= =============


Following are explanations for the three months ended March 31, 2005 compared to the same period in 2004:

* Trust revenues increased $20,000 or 3.2% to $636,000 from $616,000. Trust assets, at market value, were $384 million at March 31, 2005 compared to $361 million at March 31, 2004. The increase in trust revenues was the result of new business and an increase in equity prices.

* Revenues from brokerage decreased $13,000 or 11.8% to $97,000 from $110,000 as a result of a decrease in the number of stock transactions.

* Insurance commissions increased $81,000 or 18.8% to $511,000 from $430,000 due to an increase in commissions received on sales of business property and casualty insurance and the timing of contingency fees received in the first quarter of 2005.

* Fees from service charges decreased $90,000 or 8.0% to $1,034,000 from $1,124,000. This was primarily the result of decreases in overdraft fees due to a decline in the number of overdraft items.

* Mortgage banking income increased $59,000 or 62.8% to $153,000 from $94,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances are as follows:

     *    $13.6 million (representing 129 loans) for the 1st quarter of 2005.
     *    $3.1 million (representing 33 loans) for the 1st quarter of 2004.

     First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

* Other income increased $48,000 or 9.2% to $572,000 from $524,000. This increase was primarily due to increased ATM and bankcard service fees and increased check printing income.


Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three-months ended March 31, 2005 and 2004 (in thousands):

                                          Three months ended March 31,
                                      2005          2004        $ Change
                                   ------------ ------------- -------------
      Salaries and benefits            $ 3,474       $ 3,338         $136
      Occupancy and equipment            1,036         1,073          (37)
      Amortization of intangibles          142           175          (33)
      Stationery and supplies              139           134            5
      Legal and professional fees          386           276          110
      Marketing and promotion              123           141          (18)
      Other operating expenses           1,006         1,031          (25)
                                   ------------ ------------- -------------
        Total other expense            $ 6,306       $ 6,168         $ 138
                                   ============ ============= =============

Following are explanations for the three months ended March 31, 2005 compared to the same period in 2004:

* Salaries and employee benefits, the largest component of other expense, increased $136,000 or 4.1% to $3,474,000 from $3,338,000. This increase is primarily due to merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 318 full-time equivalent employees at March 31, 2005 compared to 311 at March 31, 2004.

* Occupancy and equipment expense decreased $37,000 or 3.4% to $1,036,000 from $1,073,000 due to a decrease in depreciation expense for computer equipment fully depreciated in 2004.

* Expense for amortization of intangible assets decreased $33,000 or 18.9% to $142,000 from $175,000 due to an intangible asset that was fully amortized in 2004.

* Other operating expenses decreased $25,000 or 2.4% to $1,006,000 in 2005 from $1,031,000 in 2004.

* All other categories of operating expenses increased a net of $97,000 or 17.6% to $648,000 from $551,000. The increase was primarily due to increased professional fees resulting from the provisions of the Sarbanes-Oxley Act of 2002 and a consulting fee paid for negotiation of our check printing contract.


Income Taxes

Total income tax expense amounted to $1,323,000 (35.2% effective tax rate) for the three months ended March 31, 2005, compared to $1,194,000 (33.3% effective tax rate) for the same period in 2004. The change in the effective tax rate in 2005 is due to a reduction in the tax expense accrual in 2004 to more accurately reflect the estimated tax liability and deferred tax position. There was no similar reduction made in 2005.


Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of March 31, 2005 and December 31, 2004 (in thousands):

                                        March 31,      December 31,
                                             2005              2004
                                  ----------------------------------
Real estate - residential                $120,546          $121,567
Real estate - agricultural                 49,880            50,215
Real estate - commercial                  259,716           255,372
                                  ----------------------------------
 Total real estate - mortgage            $430,142          $427,154
Commercial and agricultural               130,012           137,733
Installment                                30,923            30,587
Other                                       2,220             2,375
                                  ----------------------------------
  Total loans                            $593,297          $597,849
                                  ==================================

Overall loans decreased $4.6 million, or .8% as a result of seasonal declines in agricultural operating loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,250,000 and $2,689,000 as of March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005, the Company had loan concentrations in agricultural industries of $85.5 million, or 14.4%, of outstanding loans and $91.5 million, or 15.3%, at December 31, 2004. In addition, the Company had loan concentrations in the following industries as of March 31, 2005 compared to December 31, 2004 (dollars in thousands):


                                            March 31, 2005                  December 31, 2004
                                       Principal     % Outstanding      Principal      % Outstanding
                                        balance          loans           Balance           loans
                                    ---------------- --------------- ----------------- ---------------
Operators of non-residential                $23,949           4.04%           $18,864           3.16%
buildings
Apartment building owners                    32,247           5.44%            23,111           3.87%
Motels, hotels & tourist courts              28,616           4.82%            25,756           4.31%


The Company had no further loan concentrations in excess of 25% of Tier 1 risk-based capital.


The following table presents the balance of loans outstanding as of March 31, 2005, by maturities (in thousands):

                                                         Maturity (1)
                                -------------------------------------------------------------
                                                      Over 1
                                     One year        through             Over
                                  or less (2)        5 years          5 years          Total
                                -------------------------------------------------------------
Real estate - residential            $ 57,244       $ 59,300           $4,002       $120,546
Real estate - agricultural              9,406         34,379            6,095         49,880
Real estate - commercial               62,632        167,012           30,072        259,716
                                -------------------------------------------------------------
  Total real estate - mortgage       $129,282       $260,691         $ 40,169       $430,142
Commercial and agricultural            89,632         37,714            2,666        130,012
Installment                            15,482         15,406               35         30,923
Other                                     931          1,006              283          2,220
                                -------------------------------------------------------------
  Total loans                        $235,327       $314,817         $ 43,153       $593,297
                                =============================================================

(1) Based on scheduled principal repayments. (2) Includes demand loans, past due loans and overdrafts.


As of March 31, 2005, loans with maturities over one year consisted of approximately $256.3 million fixed rate loans and $101.7 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2005 and December 31, 2004 (in thousands):


                                               March 31,       December 31,
                                                    2005               2004
                                           ---------------------------------
Nonaccrual loans                                  $3,726             $3,106
Renegotiated loans which are performing
  in accordance with revised terms                     -                  -
                                           ---------------------------------
Total nonperforming loans                         $3,726             $3,106
                                           =================================


The $620,000 increase in nonaccrual loans during the three months ended March 31, 2005 resulted from the net of $659,000 of loans put on nonaccrual status, $23,000 of loans brought current or paid-off and $16,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $34,000 and $53,000 for the three months ended March 31, 2005 and 2004, respectively.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management's best estimate of the probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain the allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance for loan losses include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2005, the Company's loan portfolio included $85.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $6.1 million from $91.5 million at December 31, 2004. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $28.6 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $23.9 million of loans to operators of non-residential buildings and $32.2 million of loans to apartment building owners.

Analysis of the allowance for loan losses as of March 31, 2005 and 2004, and of changes in the allowance for the three-months ended March 31, 2005 and 2004, was as follows (dollars in thousands):


                  Three months ended March 31,
                                                 2005            2004
                                            --------------------------------
Average loans outstanding,
  net of unearned income                           $589,492        $547,729
Allowance-beginning of period                       $ 4,621         $ 4,426
Charge-offs:
Real estate-mortgage                                      -              18
Commercial, financial & agricultural                     97             101
Installment                                              50              19
                                            --------------------------------
  Total charge-offs                                     147             138

Recoveries:
Real estate-mortgage                                      -               -
Commercial, financial & agricultural                     61              15
Installment                                              15              10
                                            --------------------------------
  Total recoveries                                       76              25
                                            --------------------------------
Net charge-offs (recoveries)                             71             113
Provision for loan losses                               187             187
                                            --------------------------------
Allowance-end of period                             $ 4,737         $ 4,500
                                            ================================
Ratio of annualized net charge-offs
  to average loans                                     .05%            .08%
                                            ================================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .80%            .82%
                                            ================================
Ratio of allowance for loan losses
  to nonperforming loans                             127.1%          137.6%
                                            ================================

During the first three months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower and a charge-off of $44,000 on a commercial loan of a single borrower. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period. During the first three months of 2004, the Company had a charge-off of $83,000 on a commercial loan of a single borrower.

The Company minimizes credit risk by adhering to sound underwriting and credit review policies. Management and the board of directors of the Company review these policies at least annually. Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval. The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner. On a quarterly basis, the board of directors and management review the status of problem loans and determine a best estimate of the allowance. In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.


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

The following table sets forth the amortized cost of the securities as of March 31, 2005 and December 31, 2004 (dollars in thousands):


                                         March 31, 2005             December 31, 2004
                                  ----------------------------- ---------------------------
                                                   Weighted                     Weighted
                                    Amortized       Average      Amortized      Average
                                      Cost           Yield          Cost         Yield
                                  -------------- -------------- ------------- -------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies             $101,432          3.07%      $ 92,369         2.81%
Obligations of states and
 political subdivisions                  19,634          4.58%        25,133         4.54%
Mortgage-backed securities               30,168          4.32%        34,032         3.82%
Other securities                         17,891          6.16%        17,817         6.02%
                                  -------------- -------------- ------------- -------------
    Total securities                   $169,125          3.79%      $169,351         3.61%
                                  ============== ============== ============= =============

At March 31, 2005, the Company's investment portfolio showed a slight increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies and other securities and a decrease in mortgage-backed securities and obligations of states and political subdivisions securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2005 and December 31, 2004 were as follows (in thousands):


                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains          (Losses)          Value
                                                              --------------- --------------- ---------------- --------------

March 31, 2005
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                         $101,432             $ -         $(1,332)       $100,100
Obligations of states and political
 Subdivisions                                                         18,202             516              (7)         18,711
Mortgage-backed securities                                            30,168              90            (395)         29,863
Federal Home Loan Bank stock                                           5,365               -                -          5,365
Other securities                                                      12,526             538              (2)         13,062
                                                              --------------- --------------- ---------------- --------------

 Total available-for-sale                                           $167,693         $ 1,144         $(1,736)       $167,101
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,432            $ 43            $   -         $1,475
                                                              =============== =============== ================ ==============






December 31, 2004
Available-for-sale:
U.S. Treasury securities and obligations
 of U.S. government corporations & agencies                          $92,369            $ 35           $(507)        $91,897
Obligations of states and political
 subdivisions                                                         23,581             755              (2)         24,334
Mortgage-backed securities                                            34,032             220             (54)         34,198
Federal Home Loan Bank stock                                           5,293               -                -          5,293
Other securities                                                      12,524             575                -         13,099
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale                                          $167,799         $ 1,585           $(563)       $168,821
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,552            $ 48            $ (2)        $ 1,598
                                                              =============== =============== ================ ==============


At March 31, 2005, there was one mortgage-backed security with a fair value of $3,375,000 and an unrealized loss of $46,000 in a continuous unrealized loss position for twelve months or more. This position is due to intermediate and long-term rates declining since the purchase of this security resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2005 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                                One year    After 1 through After 5 through    After ten
                                                or less         5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $26,563        $ 56,400         $13,484         $ 4,985       $101,432
Obligations of state and
  political subdivisions                               1,411           7,526           8,120           1,145         18,202
Mortgage-backed securities                                27          30,141               -               -         30,168
Federal Home Loan Bank stock                               -               -               -           5,365          5,365
Other securities                                           -               -               -          12,526         12,526
                                            --------------------------------------------------------------------------------
Total investments                                    $28,001         $94,067         $21,604         $24,021       $167,693
                                            ================================================================================
Weighted average yield                                 2.62%           3.58%           4.22%           5.51%          3.78%
Full tax-equivalent yield                              2.71%           3.75%           5.03%           5.62%          4.01%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 140           $ 625           $ 135           $ 532        $ 1,432
                                            ================================================================================
Weighted average yield                                 5.28%           5.49%           5.75%           5.38%          5.45%
Full tax-equivalent yield                              7.79%           8.12%           8.51%           7.94%          8.06%
                                            ================================================================================


The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2005.

Investment securities carried at approximately $142,295,000 and $143,560,000 at March 31, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended March 31, 2005 and for the year ended December 31, 2004 (dollars in thousands):


                                             March 31, 2005               December 31, 2004
                                     --------------------------------------------------------------
                                                           Weighted                       Weighted
                                                            Average                        Average
                                             Amount          Rate           Amount          Rate
                                     --------------------------------------------------------------
Demand deposits:
  Non-interest-bearing                      $ 86,390              -        $ 85,437              -
  Interest-bearing                           231,657           .97%         230,300           .68%
Savings                                       60,359           .39%          61,144           .39%
Time deposits                                268,847          2.87%         261,564          2.80%
                                     --------------------------------------------------------------
  Total average deposits                    $647,253          2.04%        $638,445          1.43%
                                     ==============================================================


The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2005 and December 31, 2004 (in thousands):


                                             March 31,       December 31,
                                                  2005               2004
                                    --------------------------------------
3 months or less                               $25,837           $ 26,916
Over 3 through 6 months                         10,553             17,560
Over 6 through 12 months                        22,276             22,826
Over 12 months                                  42,580             48,031
                                    --------------------------------------
  Total                                       $101,246           $115,333
                                    ======================================


During the first three months of 2005, the balance of time deposits of $100,000 or more decreased by $14.1 million. The decrease in balances was primarily attributable to a decrease in brokered CDs of $6.7 million and a decrease in public fund deposits of $7.4 million.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $35.4 million and $42.1 million as of March 31, 2005 and December 31, 2004, respectively. The Company also maintained time deposits for the State of Illinois with balances of $1.6 million and $4.4 million as of March 31, 2005 and December 31, 2004, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.


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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2005 and December 31, 2004 is presented below (dollars in thousands):

                                                          March 31,    December 31,
                                                               2005            2004
                                                      -------------- ---------------
  Securities sold under agreements to repurchase            $65,715        $ 59,835
  Federal Home Loan Bank advances:
    Overnight                                                     -               -
    Fixed term - due in one year or less                     15,300          17,300
    Fixed term - due after one year                          13,000           8,000
  Debt:
    Loans due in one year or less                             6,200           4,200
    Loans due after one year                                    200             400
    Junior subordinated debentures                           10,310          10,310
                                                      -------------- ---------------
    Total                                                  $110,725       $ 100,045
                                                      ============== ===============
     Average interest rate at end of period                    3.01%           2.59%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase            $65,715         $63,517
  Federal Home Loan Bank advances:
    Overnight                                                     -           7,000
    Fixed term - due in one year or less                     17,300          17,300
    Fixed term - due after one year                          13,000          25,300
  Debt:
    Loans due in one year or less                             6,200           9,025
    Loans due after one year                                    200             400
    Junior subordinated debentures                           10,310          10,310

Averages for the period (YTD)
  Securities sold under agreements to repurchase            $61,665         $55,645
  Federal Home Loan Bank advances:
    Overnight                                                     -             997
    Fixed term - due in one year or less                     16,633           8,200
    Fixed term - due after one year                           9,033          17,920
  Federal funds purchased                                         -             218
  Debt:
    Loans due in one year or less                             5,600           6,746
    Loans due after one year                                    267             415
    Junior subordinated debentures                           10,310           8,704
                                                      -------------- ---------------
     Total                                                 $ 103,508         $98,845
                                                      ============== ===============
    Average interest rate during the period                   3.39%           2.63%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $28.3 million as follows:

     *    $2.3  million  advance at 6.10% with a 5-year  maturity,  due April 7,
          2005
     *    $5 million advance at 6.12% with a 5-year  maturity,  due September 6,
          2005
     *    $5 million advance at 5.34% with a 5-year  maturity,  due December 14,
          2005
     *    $3 million advance at 3.73% with a 1-year maturity, due March 21, 2006
     *    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     *    $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
     *    $5 million advance at 4.33% with a 10-year maturity,  due November 23,
          2011


At March 31, 2005, outstanding debt balances include $6,000,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (4.04% as of March 31, 2005) and set to mature October 22, 2005. This loan was renegotiated on October 23, 2004 and has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2005 and 2004 and December 31, 2004.

The balance also includes a $400,000 remaining on a promissory note resulting from the acquisition of Checkley with an annual interest rate equal to the prime rate listed in the money rate section of the Wall Street Journal (5.25% as of March 31, 2005) and principal payable annually over five years, with a final maturity of January 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at nine-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company intends to use the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.


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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at March 31, 2005 (dollars in thousands):


                                                              Number of Months Until Next Repricing Opportunity
                                                    0-1             1-3              3-6             6-12            12+
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-earning assets:
Federal funds sold                                    $ 8,475           $   -           $    -           $   -          $    -
Taxable investment securities                          14,018          13,060            2,987           2,482         111,390
Nontaxable investment securities                          345             988              443           3,699          19,121
Loans                                                 180,752          34,612           31,543          68,123         278,267
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 203,590        $ 48,660          $34,973        $ 74,304        $408,778
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                           $37,875          $2,681          $ 1,736         $ 3,841        $164,284
Money market accounts                                  51,975             592              888           1,684          28,995
Other time deposits                                    31,679          17,301           27,716          63,887         117,763
Short-term borrowings/debt                             68,015               -            5,000          14,200               -
Long-term borrowings/debt                                   -               -                -               -          23,510
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                              $189,544        $ 20,574         $ 35,340        $ 83,612        $334,552
                                               =============== =============== ================ =============== ===============
                                                     $ 14,046
  Periodic GAP                                                       $ 28,086          $ (367)       $ (9,308)         $74,226
                                               =============== =============== ================ =============== ===============
  Cumulative GAP                                     $ 14,046        $ 42,132          $41,765        $ 32,457        $106,683
                                               =============== =============== ================ =============== ===============
GAP as a % of interest-earning assets:
  Periodic                                               1.8%            3.6%             0.0%          (1.2%)            9.6%
  Cumulative                                             1.8%            5.5%             5.4%           4.2%            13.8%

The static GAP analysis shows that at March 31, 2005, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

At March 31, 2005, the Company's stockholders' equity had increased $682,000 or 1.0% to $69,836,000 from $69,154,000 as of December 31, 2004. During the first three months of 2005, net income contributed $2,435,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $985,000, net of tax. Additional purchases of treasury stock (39,329 shares at an average cost of $39.82 per share) decreased stockholders' equity by $1,566,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2005 and December 31, 2004, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by First Mid-Illinois Statutory Trust I are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

As of March 31, 2005, the most recent notification from the OCC categorized First Mid Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                             ------------- ------------ ------------ ------------ ------------ ------------
March 31, 2005
Total Capital (to risk-weighted assets)
  Company                                        $72,708       12.15%      $47,892      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  72,380       12.17%       47,588      > 8.00%      $59,486      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         67,971       11.35%       23,946      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  67,643       11.37%       23,794      > 4.00%       35,691      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         67,971        8.36%       32,531      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  67,643        8.35%       32,392      > 4.00%       40,490      > 5.00%
                                                                                        -                         -
December 31, 2004
Total Capital (to risk-weighted assets)
  Company                                        $70,787       11.71%      $48,371      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  71,233       11.88%       47,988      > 8.00%      $59,986      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         66,166       10.94%       24,185      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612       11.10%       23,994      > 4.00%       35,991      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         66,166        7.99%       33,132      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612        8.08%       32,961      > 4.00%       41,201      > 5.00%
                                                                                        -                         -


Banks and financial holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns.


Stock Plans

Participants  may purchase  Company stock under the following  four plans of the
Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2004 Annual Report on Form 10-K.

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on March 31, 2005 to 8% of the Company's common stock plus $23 million of additional shares.

During the three-month period ending March 31, 2005, the Company repurchased 39,289 shares at a total price of $1,566,000. Since 1998, the Company has repurchased a total of 1,156,375 shares at a total price of $26,466,000. As of March 31, 2005, the Company was authorized per all repurchase programs to purchase $2,740,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:


     * First Mid Bank has $17 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2005, First Mid Bank's ratios of total capital to risk-weighted assets of 12.17% and Tier 1 capital to total average assets of 8.35% exceeded minimum regulatory requirements.

     * First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2005, the excess collateral at the Federal Home Loan Bank will support approximately $50 million of additional advances.

     * First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     * First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     * In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $6,000,000 as of March 31, 2005, and $9,000,000 in available funds. On October 23, 2004, the Company entered into an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 22, 2005, under the same terms and conditions. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2005.

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

The following table summarizes significant contractual obligations and other commitments at March 31, 2005 (in thousands):


                                                      Less than                                      More than
                                          Total          1 year       1-3 years       3-5 years        5 years
                                  -------------- --------------- --------------- --------------- --------------
 Time deposits                         $261,289        $143,312        $106,767         $10,923          $ 287
 Debt                                    16,710           6,200             200               -         10,310
 Other borrowings                        94,015          81,015               -           5,000          8,000
 Operating leases                         4,449             457             837             890          2,265
 Supplemental retirement                    749              50             100             100            499
                                  -------------- --------------- --------------- --------------- --------------
                                       $377,212        $231,034        $107,904         $16,913        $21,361
                                  ============== =============== =============== =============== ==============

For the three-month period ended March 31, 2005, net cash of $5.2 million and $3.6 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $3.8 million. In total, cash and cash equivalents increased by $5.0 million since year-end 2004.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. Upon adoption of FIN 46R, the Company was required to de-consolidate its investment in the Trust. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company has used the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes. Management believes it has adequate sources of liquidity.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2005 and December 31, 2004 were as follows (in thousands):

                                                   March 31,    December 31,
                                                        2005            2004
                                                ------------- ---------------
Unused commitments, including lines of credit:
    Commercial real estate                          $ 33,228        $ 25,837
    Commercial operating                              41,404          35,986
    Home equity                                       17,186          16,002
    Other                                             17,107          13,577
                                                ------------- ---------------
        Total                                       $108,925        $ 91,402
                                                ============= ===============

Standby letters of credit                            $ 2,962         $ 2,840
                                                ============= ===============


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2004. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Further, there have been no changes in the Company's internal control over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company's internal control over financial reporting.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
       Period          (a) Total Number of     (b) Average Price     (c) Total Number of Shares    (d) Approximate Dollar
                                                                                                    Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                                                                      Publicly Announced Plans       Under the Plans or
                         Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
January 1, 2005 -
  January 31, 2005               8,794                 $39.50                     8,794                    $3,959,000
February 1, 2005 -
  February 28, 2005             30,071                 $39.90                    30,071                    $2,759,000
March 1, 2005 -
  March 31, 2005                   464                 $40.65                       464                    $2,740,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                           39,329                 $39.82                    39,329                   $2,740,000
                       ===================== ======================= ============================ =========================


On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on March 31, 2005 to 8% of the Company's common stock plus $23 million of additional shares.


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

Date:  May 4, 2005


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles;

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



Date: May 4, 2005

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
               15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles;

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


Date: May 4, 2005

By:  /s/ Michael L. Taylor

       Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  May 4, 2005

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  May 4, 2005

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer