Form 10-Q
period 2005-08-05
FIRST MID ILLINOIS BANCSHARES INC
filed 2005-08-05
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                         Commission file number: 0-13368


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

As  of  August  5,  2005,   4,419,403  common  shares,  $4.00  par  value,  were
outstanding.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)               June 30,   December 31,
(In thousands, except share data)                         2005           2004
                                                   ------------ --------------
Assets
Cash and due from banks:
  Non-interest bearing                                $ 15,778       $ 19,119
  Interest bearing                                         422          1,985
Federal funds sold                                         500          2,450
                                                   ------------ --------------
  Cash and cash equivalents                             16,700         23,554
Investment securities:
  Available-for-sale, at fair value                    148,124        168,821
  Held-to-maturity, at amortized cost (estimated fa
    value of $1,476 and $1,598 at June 30, 2005
    and December 31, 2004, respectively)                 1,432          1,552
Loans                                                  617,390        597,849
Less allowance for loan losses                         (4,687)        (4,621)
                                                   ------------ --------------
  Net loans                                            612,703        593,228
Premises and equipment, net                             15,020         15,227
Accrued interest receivable                              4,942          5,405
Goodwill, net                                            9,034          9,034
Intangible assets, net                                   3,059          3,346
Other assets                                             6,670          6,561
                                                   ------------ --------------
  Total assets                                        $817,684      $ 826,728
                                                   ============ ==============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                $ 93,679       $ 85,524
  Interest bearing                                     543,713        564,716
                                                   ------------ --------------
  Total deposits                                       637,392        650,240
Accrued interest payable                                 1,819          1,506
Securities sold under agreements to repurchase          50,205         59,835
Junior subordinated debentures                          10,310         10,310
Other borrowings                                        43,000         29,900
Other liabilities                                        4,439          5,783
                                                   ------------ --------------
  Total liabilities                                    747,165        757,574
                                                   ------------ --------------
Stockholders' equity:
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,622,898 shares in 2005 and
  5,578,897 shares in 2004                              22,492         22,316
Additional paid-in capital                              19,122         17,845
Retained earnings                                       57,000         53,259
Deferred compensation                                    2,413          2,204
Accumulated other comprehensive income                      80            623
Less treasury stock at cost, 1,203,495 shares
  in 2005 and 1,121,546 shares in 2004                (30,588)       (27,093)
                                                   ------------ --------------
Total stockholders' equity                              70,519         69,154
                                                   ------------ --------------
Total liabilities and stockholders' equity            $817,684       $826,728
                                                   ============ ==============


See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                                  Three months ended June 30,        Six months ended June 30,
                                                                     2005              2004             2005             2004
                                                               ------------------ --------------- ----------------- ---------------
Interest income:
Interest and fees on loans                                               $ 9,290         $ 8,204           $18,072         $16,371
Interest on investment securities                                          1,560           1,545             3,123           3,060
Interest on federal funds sold                                                15               9                84              48
Interest on deposits with other financial institutions                         8               3                18               9
                                                               ------------------ --------------- ----------------- ---------------
  Total interest income                                                   10,873           9,761            21,297          19,488
Interest expense:
Interest on deposits                                                       2,636           2,156             5,151           4,294
Interest on securities sold under agreements
  to repurchase                                                              336              62               619             134
Interest on subordinated debentures                                          153             103               293             140
Interest on other borrowings                                                 526             406               937             846
                                                               ------------------ --------------- ----------------- ---------------
  Total interest expense                                                   3,651           2,727             7,000           5,414
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income                                                      7,222           7,034            14,297          14,074
Provision for loan losses                                                    150             188               337             375
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income after provision for loan losses                      7,072           6,846            13,960          13,699
Other income:
Trust revenues                                                               572             546             1,208           1,162
Brokerage commissions                                                        115             117               212             227
Insurance commissions                                                        401             346               912             776
Service charges                                                            1,153           1,193             2,187           2,317
Securities gains, net                                                         81              92               254              92
Mortgage banking revenue                                                     168             152               321             246
Other                                                                        578             497             1,150           1.021
                                                               ------------------ --------------- ----------------- ---------------
  Total other income                                                       3,068           2,943             6,244           5,841
Other expense:
Salaries and employee benefits                                             3,406           3,371             6,880           6,709
Net occupancy and equipment expense                                        1,044           1,086             2,080           2,159
Amortization of other intangible assets                                      145             148               287             323
Stationery and supplies                                                      125             122               264             256
Legal and professional                                                       472             276               858             552
Marketing and promotion                                                      228             255               351             396
Other                                                                      1,074             978             2,080           2,009
                                                               ------------------ --------------- ----------------- ---------------
  Total other expense                                                      6,494           6,236            12,800          12,404
                                                               ------------------ --------------- ----------------- ---------------
Income before income taxes                                                 3,646           3,553             7,404           7,136
Income taxes                                                               1,284           1,190             2,607           2,384
                                                               ------------------ --------------- ----------------- ---------------
  Net income                                                             $ 2,362         $ 2,363           $ 4,797         $ 4,752
                                                               ================== =============== ================= ===============


Per share data:
Basic earnings per share                                                  $ 0.53          $ 0.53            $ 1.08          $ 1.05
Diluted earnings per share                                                $ 0.52          $ 0.52            $ 1.06          $ 1.03
                                                               ================== =============== ================= ===============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                         Six months ended June 30,
                                                                              2005       2004
                                                                          ----------- ----------
Cash flows from operating activities:
Net income                                                                   $ 4,797    $ 4,752
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                      337        375
  Depreciation, amortization and accretion, net                                  749      1,354
  Gain on sale of securities, net                                              (254)       (92)
  Loss on sale of other real property owned, net                                 108         30
  Gain on sale of mortgage loans held for sale, net                            (378)      (297)
  Origination of mortgage loans held for sale                               (29,543)   (23,063)
  Proceeds from sale of mortgage loans held for sale                          27,769     22,851
  Decrease in other assets                                                       200        875
  Increase (decrease) in other liabilities                                        43      (175)
                                                                          ----------- ----------
Net cash provided by operating activities                                      3,828      6,610
                                                                          ----------- ----------
Cash flows from investing activities:
Capitalization of mortgage servicing rights                                        -          -
Purchases of premises and equipment                                            (522)      (637)
Net increase in loans                                                       (17,660)   (23,004)
Proceeds from sales of other real property owned                                 511        144
Proceeds from sales of securities available-for-sale                          38,702      5,137
Proceeds from maturities of securities available-for-sale                     58,456     51,776
Proceeds from maturities of securities held-to-maturity                          120        110
Purchases of securities available-for-sale                                  (76,685)   (50,183)
Purchases of securities held-to-maturity                                                  (139)
                                                                          ----------- ----------
Net cash provided by (used in) investing activities                            2,777   (16,796)
                                                                          ----------- ----------
Cash flows from financing activities:
Net (decrease) increase in deposits                                         (12,848)     15,526
Decrease in repurchase agreements                                            (9,630)    (7,293)
Proceeds from FHLB advances                                                   19,000      3,800
Repayment of FHLB advances                                                   (7,300)    (5,000)
Issuance of junior subordinated debentures                                         -     10,000
Proceeds from short-term debt                                                  3,500      6,675
Repayment of short-term debt                                                 (2,100)    (9,200)
Proceeds from issuance of common stock                                           653        337
Purchase of treasury stock                                                   (3,303)    (9,026)
Dividends paid on common stock                                               (1,431)      (954)
                                                                          ----------- ----------
                                                                                          4,865
Net cash provided by (used in) financing activities                         (13,459)      4,865
                                                                          ----------- ----------
Increase (decrease) in cash and cash equivalents                             (6,854)    (5,321)
Cash and cash equivalents at beginning of period                              23,554     24,949
                                                                          ----------- ----------
Cash and cash equivalents at end of period                                   $16,700    $19,628
                                                                          =========== ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                   $ 7,000    $ 5,794
  Income taxes                                                                 2,809      2,308
Supplemental disclosures of noncash investing and financing activities:
Loans transferred to real estate owned                                            50        730
Dividends reinvested in common stock                                             699      1,252
Net tax benefit related to option and deferred compensation plans                118         62

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2005 and 2004, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the June 30, 2005 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended June 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. The Company operates as a one-segment entity for financial reporting purposes.

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

In March 2004, the Financial Accounting Standards Board ("FASB") reached a consensus on Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements are effective for annual reporting periods ending June 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3,"
("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and also applies to all voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


Comprehensive Income

The Company's comprehensive income for the three and six-month periods ended June 30, 2005 and 2004 was as follows (in thousands):



                                             Three months ended          Six months ended
                                                  June 30,                  June 30,
                                             2005         2004         2005          2004
                                           ----------- ------------ ------------ -------------
Net income                                     $2,362       $2,363       $4,797        $4,752
Other comprehensive income:
  Unrealized gain (loss) during the period        805      (3,179)        (636)       (2,399)
  Less realized gain during the period           (81)         (92)        (254)          (92)
  Tax effect                                    (282)        1,273          347           971
                                           ----------- ------------ ------------ -------------
Comprehensive income                           $2,804         $365       $4,254        $3,232
                                           =========== ============ ============ =============


Earnings Per Share

A three-for-two common stock split was effected on July 16, 2004, in the form of a 50% stock dividend for the stockholders of record at the close of business on July 6, 2004. Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2005 and 2004 were as follows:


                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                             2005           2004           2005            2004
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,362,000     $2,363,000     $4,797,000      $4,752,000
Weighted average common shares outstanding                   4,431,866      4,468,353      4,441,062       4,531,494
                                                        =============== ============== ============== ===============
Basic earnings per common share                                  $ .53          $ .53          $1.08           $1.05
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,431,866      4,468,353      4,441,062       4,531,494
Assumed conversion of stock options                             90,799         80,837         91,957          81,116
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common shares outstanding           4,522,665      4,549,190      4,533,019       4,612,610
                                                        =============== ============== ============== ===============
Diluted earnings per common share                                $ .52          $ .52          $1.06           $1.03
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

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2005 and December 31, 2004 (in thousands):


                                                                June 30, 2005                   December 31, 2004
                                                         Gross                               Gross
                                                        Carrying        Accumulated        Carrying        Accumulated
                                                         Value         Amortization          Value        Amortization
                                                      ------------- -------------------- -------------- ------------------
Goodwill not subject to amortization (effective
    1/1/02)                                                $12,794               $3,760        $12,794             $3,760
Intangibles from branch acquisition                          3,015                1,659          3,015              1,559
Core deposit intangibles                                     2,805                2,361          2,805              2,279
Mortgage servicing rights                                      608                  603            608                593
Customer list intangibles                                    1,904                  650          1,904                555
                                                      ------------- -------------------- -------------- ------------------
                                                           $21,126               $9,033        $21,126             $8,746
                                                      ============= ==================== ============== ==================


Total amortization expense for the six months ended June 30, 2005 and 2004 was as follows (in thousands):


                                               June 30,
                                               2005          2004
                                      -------------- -------------
Intangibles from branch acquisition            $100          $100
Core deposit intangibles                         82           110
Mortgage servicing rights                        10            18
Customer list intangibles                        95            95
                                      -------------- -------------
                                               $287          $323
                                      ============== =============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 6/30/05              $287

Estimated amortization expense:
     For period 07/1/05-12/31/05           $281
     For year ended 12/31/06               $579
     For year ended 12/31/07               $515
     For year ended 12/31/08               $454
     For year ended 12/31/09               $417
     For year ended 12/31/10               $391


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

The following table illustrates the effect on net income if the fair value based method had been applied (in thousands, except per share data).


                                                    Three months ended June 30,        Six months ended June 30,
                                                       2005             2004              2005            2004
                                                 ----------------- ---------------- ----------------- --------------
Net income, as reported                                    $2,362           $2,363            $4,797         $4,752
Stock based compensation expense determined
under
    fair value based method, net of related
tax effect                                                   (87)             (63)             (183)          (129)
                                                 ----------------- ---------------- ----------------- --------------
   Pro forma net income                                    $2,275           $2,300            $4,614         $4,623
                                                 ================= ================ ================= ==============

Basic Earnings Per Share:
   As reported                                               $.53             $.53            $ 1.08         $ 1.05
   Pro forma                                                  .51              .50              1.04           1.01

Diluted Earnings Per Share:
   As reported                                               $.52             $.52            $ 1.06         $ 1.03
   Pro forma                                                  .50              .49              1.02            .99

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $4,797,000 and $4,752,000 and diluted earnings per share was $1.06 and $1.03 for the six months ended June 30, 2005 and 2004, respectively. The increase in net income was primarily the result of higher net interest income and greater non-interest income during the first six months of 2005 than the same period in 2004. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. During the first six months of 2005, the Company acquired 81,949 shares at a total cost of $3,303,000. The following table shows the Company's annualized performance ratios for the six months ended June 30, 2005 and 2004, compared to the performance ratios for the year ended December 31, 2004:


                                      Six months ended    Year ended
                                    June 30,   June 30,  December 31,
                                        2005       2004         2004
                                   ---------- ---------- ------------
Return on average assets               1.17%      1.20%      1.20%
Return on average equity              13.64%     14.09%       14.24%
Average equity to average assets       8.54%      8.50%        8.44%


Total assets at June 30, 2005 and December 31, 2004 were $817.7 million and $826.7 million, respectively. The decrease in net assets was primarily the result of a decrease in available-for-sale securities that matured during the second quarter of 2005 and were not replaced. Net loan balances were $612.7 million at June 30, 2005, an increase of $19.5 million, or 3.2%, from $593.2 million at December 31, 2004, primarily due to an increase in commercial real estate loans. Total deposit balances decreased to $637.4 million at June 30, 2005 from $650.2 million at December 31, 2004 primarily due to brokered certificates of deposit that matured during the first six months of 2005 and were not immediately replaced and a decline in public fund deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.71% for the six months ended June 30, 2005, down from 3.83% for the same period in 2004. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $14.3 million for the six months ended June 30, 2005 compared to $14.1 million for the same period in 2004.

Noninterest income increased $403,000, or 6.9%, to $6.2 million for the six months ended June 30, 2005 compared to $5.8 million for the six months ended June 30, 2004. The primary reason for this increase was $254,000 in gains on the sale of securities during the first six months of 2005 as market conditions and investment portfolio liquidity were conducive to the sale compared to $92,000 in gains during the second quarter of 2004. In addition there were increases in ATM and bankcard service fees, check printing income, income from loans sold and insurance commissions during the first six months of 2005 compared to the same period in 2004.

Noninterest expense increased 3.2% or $396,000, to $12.8 million for the six months ended June 30, 2005 compared to $12.4 million during the same period in 2004. The primary factor in the expense increase was increased salaries and benefits expense that resulted from additional employees for a new branch location in Highland, and increases in accounting and legal professional fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                                    2005 versus 2004
                                                       ---------------------------------------
                                                        Three months ended   Six months ended
                                                                   June 30            June 30
                                                       -------------------- ------------------
Net interest income                                                  $ 188              $ 223
Provision for loan losses                                               38                 38
Other income, including securities transactions                        125                403
Other expenses                                                       (258)              (396)
 Income taxes                                                          (94)              (223)
                                                       -------------------- ------------------
Increase (decrease) in net income                                     $(1)                $45
                                                       ==================== ==================


Credit quality is an area of importance to the Company. Total nonperforming loans were $3.7 million at June 30, 2005, compared to $2.2 million at June 30, 2004 and $3.1 million at December 31, 2004. The increase since December 31, 2004 included a decline in credit quality of one commercial real estate loan for a restaurant property. The Company's provision for loan loss for the six months ended June 30, 2005 and 2004 was $337,000 and $375,000, respectively. At June 30, 2005, the composition of the loan portfolio remained similar to the same period last year. Net charge-offs were 0.09% of average loans at June 30, 2005 compared to .11% at June 30, 2004. Loans secured by both commercial and residential real estate comprised 72% of the loan portfolio as of June 30, 2005 and 2004.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2005 and 2004 was 11.13% and 10.73%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2005 and 2004 was 11.90% and 11.50%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2005 and 2004 were $114.4 million and $91.2 million, respectively.

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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                             Six months ended                    Six months ended
                                                June 30, 2005                      June 30, 2004
                                    ------------------------------------------------------------------------
                                      Average                Average      Average                 Average
                                      Balance    Interest      Rate       Balance     Interest     Rate
                                    ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits             $   1,432     $    18       2.50%      $  2,108    $     9      0.87%
Federal funds sold                        7,166          84       2.34%        10,810         48      0.89%
Investment securities
  Taxable                               145,833       2,659       3.65%       143,437      2,457      3.43%
  Tax-exempt                             20,959         464       4.43%        27,240        603      4.43%
Loans (1)                               596,951      18,072       6.11%       556,070     16,371      5.92%
                                    ------------------------------------------------------------------------
Total earning assets                    772,341      21,297       5.55%       739,665     19,488      5.30%
                                    ------------------------------------------------------------------------

Cash and due from banks                  18,180                                18,781
Premises and equipment                   15,093                                15,920
Other assets                             22,302                                23,828
Allowance for loan losses               (4,737)                               (4,526)
                                    ------------                       ---------------
Total assets                           $823,179                              $793,668
                                    ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                      $228,689     $ 1,203       1.06%      $223,461      $ 678       .61%
  Savings deposits                       61,537         119        .39%        60,360        116       .39%
  Time deposits                         261,010       3,829       2.96%       254,257      3,500      2.77%
Securities sold under
  agreements to repurchase               59,608         619       2.09%        52,700        134       .51%
FHLB advances                            32,453         808       5.02%        28,354        754      5.35%
Federal funds purchased                     635          10       3.18%           268          2      1.50%
Junior subordinated debt                 10,310         293       5.73%         7,081        140      3.98%
Other debt                                5,901         119       4.10%         7,442         90      2.43%
                                    ------------------------------------------------------------------------
Total interest-bearing
    liabilities                         660,143       7,000       2.14%       633,923      5,414      1.72%
                                    ------------------------------------------------------------------------

Non interest-bearing demand deposits     87,828                                86,480
Other liabilities                         4,873                                 5,835
Stockholders' equity                     70,335                                67,430
                                    ------------                       ---------------
Total liabilities & equity             $823,179                              $793,668
                                     ============                       ===============
Net interest income                                 $14,297                              $14,074
                                               ============                          ===========
Net interest spread                                               3.41%                               3.58%
Impact of non-interest
 bearing funds                                                     .30%                                .25%
Net yield on interest-
  earning assets                                                  3.71%                               3.83%
                                                           ============                         ============

(1) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2005, compared to the same period in 2004 (in thousands):

                                  For the six months ended June 30,
                                        2005 compared to 2004
                                        Increase / (Decrease)
                                  Total
                                 Change      Volume (1)     Rate (1)
                               -----------------------------------------
Earning Assets:
Interest-bearing deposits               $ 9         $ (2)         $  11
Federal funds sold                       36           (9)            45
Investment securities:
  Taxable                               202            42           160
  Tax-exempt                          (139)         (139)             -
Loans (2)                             1,701         1,184           517
                               -----------------------------------------
  Total interest income               1,809         1,076           733
                               -----------------------------------------
Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                       525            16           509
  Savings deposits                        3             3             -
  Time deposits                         329            92           237
Securities sold under
  agreements to repurchase              485            20           465
FHLB advances                            54            95          (41)
Federal funds purchased                   8             4             4
Junior subordinated debt                153            78            75
Other debt                               29          (13)            42
                               -----------------------------------------
  Total interest expense              1,586           295         1,291
                               -----------------------------------------
 Net interest income                   $223          $781       $ (558)
                               =========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2) Nonaccrual loans are not material and have been included in the average balances.


Net interest income increased $223,000, or 1.6% to $14.3 million for the six months ended June 30, 2005, from $14.1 million for the same period in 2004. The increase in net interest income was due to growth in earning assets primarily composed of loan growth that was largely offset by an increase in the cost of interest-bearing liabilities as the cost of floating-rate debt increased.

For the six months ended June 30, 2005, average earning assets increased by $32.7 million, or 4.4%, and average interest-bearing liabilities increased $26.2 million, or 4.1%, compared with average balances for the same period in 2004. The changes in average balances for these periods are shown below:

     > Average loans increased by $40.9 million or 7.4%.

     > Average securities decreased by $3.9 million or 2.3%.

     > Average interest-bearing deposits increased by $13.2 million or 2.5%.

     > Average securities sold under agreements to repurchase increased by $6.9 million or 13.1%.

     > Average borrowings and other debt increased by $6.2 million or 17.2%.

     > Net interest margin decreased to 3.71% for the first six months of 2005 from 3.83% for the first six months of 2004.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.78% for the first six months of 2005 and 3.89% for the first six months of 2004. The TE adjustments to net interest income for June 30, 2005 and 2004 were $239,000 and $311,000, respectively.


Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2005 and 2004 was $337,000 and $375,000, respectively. Nonperforming loans increased from $2,205,000 as of June 30, 2004 to $3,703,000 as of June 30, 2005. Net
charge-offs were $271,000 for the six months ended June 30, 2005 compared to $296,000 during the same period in 2004. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.


Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the six months ended June 30, 2005 and 2004 (in thousands):



                                       Three months ended June 30,                Six months ended June 30,
                                         2005          2004      $ Change          2005          2004      $ Change
                                 ------------- ------------- ------------- ------------- ------------- -------------
Trust                                    $572          $546          $ 26        $1,208        $1,162          $ 46
Brokerage                                 115           117           (2)           212           227          (15)
Insurance commissions                     401           346            55           912           776           136
Service charges                         1,153         1,193          (40)         2,187         2,317         (130)
Security gains                             81            92          (11)           254            92           162
Mortgage banking                          168           152            16           321           246            75
Other                                     578           497            81         1,150         1,021           129
                                 ------------- ------------- ------------- ------------- ------------- -------------
  Total other income                   $3,068        $2,943         $ 125        $6,244        $5,841         $ 403
                                 ============= ============= ============= ============= ============= =============


Following are explanations for the three months ended June 30, 2005 compared to the same period in 2004:

     > Trust revenues increased $26,000 or 4.8% to $572,000 from $546,000. Trust assets, at market value, were $390 million at June 30, 2005 compared to $351 million at June 30, 2004. The increase in trust revenues was the result of new business and an increase in equity prices.

     >    Revenues  from  brokerage  decreased  $2,000 or 1.7% to $115,000  from
          $117,000   as  a  result  of  a  decrease   in  the  number  of  stock
          transactions.

     > Insurance commissions increased $55,000 or 15.9% to $401,000 from $346,000 due to an increase in commissions received on sales of business property and casualty insurance and the timing of contingency fees received in the second quarter of 2005.

     > Fees from service charges decreased $40,000 or 3.4% to $1,153,000 from $1,193,000. This was primarily the result of decreases in overdraft fees due to a decline in the number of overdraft items.

     > The sale of securities during the three months ended June 30, 2005 resulted in net securities gains of $81,000 compared to $92,000 during the same period of 2004.

     > Mortgage banking income increased $16,000 or 10.5% to $168,000 from $152,000. This increase was due to a greater margin received on mortgage sales. Loans sold balances were as follows:

          > $13.8 million (representing 139 loans) for the second quarter of 2005.
          > $14.4 million (representing 158 loans) for the second quarter of 2004.

          First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other income  increased  $81,000 or 16.3% to $578,000  from  $497,000.
          This increase was primarily due to increased ATM and bankcard service fees and increased check printing income.

Following are explanations for the six months ended June 30, 2005 compared to the same period in 2004:

     > Trust revenues increased $46,000 or 4.0% to $1,208,000 from $1,162,000. Trust assets, at market value, were $390 million at June 30, 2005 compared to $351 million at June 30, 2004. The increase in trust revenues was the result of new business and an increase in equity prices.

     >    Revenues  from  brokerage  decreased  $15,000 or 6.6% to $212,000 from
          $227,000   as  a  result  of  a  decrease   in  the  number  of  stock
          transactions.

     > Insurance commissions increased $136,000 or 17.5% to $912,000 from $776,000 due to an increase in commissions received on sales of business property and casualty insurance and contingency fees received in the first six months of 2005.

     > Fees from service charges decreased $130,000 or 5.6% to $2,187,000 from $2,317,000. This was primarily the result of decreases in overdraft fees due to a decline in the number of overdraft items.

     > The sale of securities during the six months ended June 30, 2005 resulted in net securities gains of $254,000 compared to $92,000 during the same period of 2004.

     > Mortgage banking income increased $75,000 or 30.5% to $321,000 from $246,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          > $27.4 million (representing 268 loans) for the first six months of 2005.

          > $22.6 million (representing 243 loans) for the first six months of 2004.

          First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other  income   increased   $129,000  or  12.6%  to  $1,150,000   from
          $1,021,000. This increase was primarily due to increased ATM and bankcard service fees and increased check printing income.


Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the six months ended June 30, 2005 and 2004 (in thousands):


                                  Three months ended June 30,              Six months ended June 30,
                               2005          2004        $ Change       2005        2004        $ Change
                            ------------ ------------- ------------- ----------- ------------ -------------
Salaries and benefits           $ 3,406       $ 3,371          $ 35     $ 6,880      $ 6,709          $171
Occupancy and equipment           1,044         1,086          (42)       2,080        2,159          (79)
Amortization of intangibles         145           148           (3)         287          323          (36)
Stationery and supplies             125           122             3         264          256             8
Legal and professional fees         472           276           196         858          552           306
Marketing and promotion             228           255          (27)         351          396          (45)
Other operating expenses          1,074           978            96       2,080        2,009            71
                            ------------ ------------- ------------- ----------- ------------ -------------
  Total other expense           $ 6,494       $ 6,236         $ 258     $12,800      $12,404         $ 396
                            ============ ============= ============= =========== ============ =============

Following are explanations for the three months ended June 30, 2005 compared to the same period in 2004:

     > Salaries and employee benefits, the largest component of other expense, increased $35,000 or 1.0% to $3,406,000 from $3,371,000. This increase is primarily due to merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 317 full-time equivalent employees at June 30, 2005 compared to 309 at June 30, 2004.

     >    Occupancy  and  equipment   expense   decreased  $42,000  or  3.9%  to
          $1,044,000 from $1,086,000 due to a decrease in depreciation expense for computer equipment fully depreciated in 2004.

     > Expense for amortization of intangible assets decreased $3,000 or 2.0% to $145,000 from $148,000.

     > Other operating expenses increased $96,000 or 9.8% to $1,074,000 in 2005 from $978,000 in 2004 due to an increase in losses from sale of other real estate owned.

     > All other categories of operating expenses increased a net of $172,000 or 26.3% to $825,000 from $653,000. The increase was primarily due to increases in various professional fees.

Following are explanations for the six months ended June 30, 2005 compared to the same period in 2004:

     > Salaries and employee benefits, the largest component of other expense, increased $171,000 or 2.5% to $6,880,000 from $6,709,000.
          This increase is primarily due to merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 317 full-time equivalent employees at June 30, 2005 compared to 309 at June 30, 2004.

     >    Occupancy  and  equipment   expense   decreased  $79,000  or  3.7%  to
          $2,080,000 from $2,159,000 due to a decrease in depreciation expense for computer equipment fully depreciated in 2004.

     > Expense for amortization of intangible assets decreased $36,000 or 11.1% to $287,000 from $323,000 due to an intangible asset that was fully amortized in 2004.

     > Other operating expenses increased $71,000 or 3.5% to $2,080,000 in 2005 from $2,009,000 in 2004 due to an increase in losses from sale of other real estate owned.

     > All other categories of operating expenses increased a net of $269,000 or 22.3% to $1,473,000 from $1,204,000. The increase was primarily due to increases in various professional fees and a consulting fee paid for renegotiation of our check printing contract.


Income Taxes

Total income tax expense amounted to $2,607,000 (35.2% effective tax rate) for the six months ended June 30, 2005, compared to $2,384,000 (33.4% effective tax rate) for the same period in 2004. The change in the effective tax rate in 2005 is due to a reduction in the tax expense accrual in 2004 to more accurately reflect the estimated tax liability and deferred tax position. There was no similar reduction made in 2005.


Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of June 30, 2005 and December 31, 2004 (in thousands):


                                       June 30,      December 31,
                                           2005              2004
                                ----------------------------------
Real estate - residential              $122,110          $121,567
Real estate - agricultural               50,840            50,215
Real estate - commercial                271,335           255,372
                                ----------------------------------
 Total real estate - mortgage          $444,285          $427,154
Commercial and agricultural             137,093           137,733
Installment                              32,852            30,587
Other                                     3,160             2,375
                                ----------------------------------
  Total loans                          $617,390          $597,849
                                ==================================

Overall loans increased $19.5 million, or 3.3% primarily as a result of an increase in commercial real estate loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $4,841,000 and $2,689,000 as of June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005, the Company had loan concentrations in agricultural industries of $88.2 million, or 14.3%, of outstanding loans and $91.5 million, or 15.3%, at December 31, 2004. In addition, the Company had loan concentrations in the following industries as of June 30, 2005 compared to December 31, 2004 (dollars in thousands):


                                             June 30, 2005                  December 31, 2004
                                       Principal     % Outstanding      Principal      % Outstanding
                                        balance          loans           Balance           loans
                                    ---------------- --------------- ----------------- ---------------
Operators of non-residential buildings      $24,078           3.90%           $18,864           3.16%
Apartment building owners                    39,230           6.35%            23,111           3.87%
Motels, hotels & tourist courts              28,296           4.58%            25,756           4.31%
Subdividers & developers (1)                 18,242           2.95%            14,302           2.39%

(1) At December 31, 2004, this industry was not a concentration for the Company. The December 31, 2004 balance for this industry is included for comparative purposes only.

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2005, by maturities (in thousands):


                                                                  Maturity (1)
                                         ----------------------------------------------------------------
                                                                  Over 1
                                                 One year        through             Over
                                              or less (2)        5 years          5 years          Total
                                         ----------------------------------------------------------------
Real estate - residential                        $ 58,883       $ 57,550           $5,677       $122,110
Real estate - agricultural                          8,998         34,815            7,027         50,840
Real estate - commercial                           64,343        178,886           28,106        271,335
                                         ----------------------------------------------------------------
   Total real estate - mortgage                   $132,224       $271,251         $ 40,810       $444,285
Commercial and agricultural                        93,999         40,065            3,029        137,093
Installment                                        16,453         16,368               31         32,852
Other                                               1,104          1,270              786          3,160
                                         ----------------------------------------------------------------
  Total loans                                    $243,780       $328,954         $ 44,656       $617,390
                                         ================================================================

(1) Based on scheduled principal repayments. (2) Includes demand loans, past due loans and overdrafts.


As of June 30, 2005, loans with maturities over one year consisted of approximately $275.9 million fixed rate loans and $97.7 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.


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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2005 and December 31, 2004 (in thousands):


                                                 June 30,       December 31,
                                                     2005               2004
                                         ------------------------------------
Nonaccrual loans                                   $3,703             $3,106
Renegotiated loans which are performing
  in accordance with revised terms                      -                  -
                                         ------------------------------------
Total nonperforming loans                          $3,703             $3,106
                                         ====================================


The $597,000 increase in nonaccrual loans during the six months ended June 30, 2005 resulted from the net of $930,000 of loans put on nonaccrual status, $264,000 of loans brought current or paid-off, $23,000 of loans transferred to other real estate owned and $46,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $26,000 for the quarters ended June 30, 2005 and 2004 and $60,000 and $79,000 for the six months ended June 30, 2005 and 2004, respectively.


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

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2005, the Company's loan portfolio included $88.2 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased by $3.3 million from $91.5 million at December 31, 2004. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $28.3 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $24.1 million of loans to operators of non-residential buildings, $39.2 million of loans to apartment building owners and $18.2 million of loans to subdividers and developers.

Analysis of the allowance for loan losses as of June 30, 2005 and 2004, and of changes in the allowance for the three and six-month periods ended June 30, 2005 and 2004, is as follows (dollars in thousands):


                                              Three months ended June 30,     Six months ended June 30,
                                                 2005            2004           2005            2004
                                            ---------------------------------------------------------------
Average loans outstanding,
  net of unearned income                           $604,329        $564,411       $596,951        $556,070
Allowance-beginning of period                       $ 4,737         $ 4,500        $ 4,621         $ 4,426
Charge-offs:
Real estate-mortgage                                    130               -            130              18
Commercial, financial & agricultural                     21             172            118             273
Installment                                              39              31             89              50
Other                                                    23               -             23               -
                                            ---------------------------------------------------------------
   Total charge-offs                                     213             203            360             341

Recoveries:
Real estate-mortgage                                      -               -              -               -
Commercial, financial & agricultural                      5               9             66              24
Installment                                               5              11             20              21
Other                                                     3               -              3               -
                                            ---------------------------------------------------------------
  Total recoveries                                       13              20             89              45
                                            ---------------------------------------------------------------
Net charge-offs (recoveries)                            200             183            271             296
Provision for loan losses                               150             188            337             375
                                            ---------------------------------------------------------------
Allowance-end of period                             $ 4,687         $ 4,505        $ 4,687         $ 4,505
                                            ===============================================================
Ratio of annualized net charge-offs
  to average loans                                     .13%            .13%           .09%            .11%
                                            ===============================================================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .76%            .78%           .76%            .78%
                                            ===============================================================
Ratio of allowance for loan losses
  to nonperforming loans                             126.6%          204.3%         126.6%          204.3%
                                            ===============================================================



During the first six months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower, a charge-off of $44,000 on a commercial loan of a single borrower and a charge-off of $113,000 on a loan secured by residential real estate of a single borrower. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period. During the first six months of 2004, the Company had charge-offs of $118,000 on two commercial loans of a single borrower and charge-offs of $124,000 on two commercial real estate loans of a single borrower.

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

The following table sets forth the amortized cost of the securities as of June 30, 2005 and December 31, 2004 (dollars in thousands):

                                                        June 30, 2005              December 31, 2004
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies            $ 89,834          3.28%      $ 92,369         2.81%
Obligations of states and
 political subdivisions                                 18,398          4.56%        25,133         4.54%
Mortgage-backed securities                              23,230          4.17%        34,032         3.82%
Other securities                                        17,963          6.30%        17,817         6.02%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $149,425          3.94%      $169,351         3.61%
                                                 ============== ============== ============= =============


At June 30, 2005, the Company's investment portfolio showed a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies, mortgage-backed securities and obligations of states and political subdivisions securities. There was a slight increase in other securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                                      Gross            Gross         Estimated
                                                    Amortized       Unrealized      Unrealized         Fair
                                                       Cost           Gains          (Losses)          Value
                                                   -------------- --------------- ---------------- --------------
June 30, 2005
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies           $ 89,834            $ 21           $(802)       $ 89,053
Obligations of states and political subdivisions          16,966             464                -         17,430
Mortgage-backed securities                                23,230              48            (165)         23,113
Federal Home Loan Bank stock                               5,438               -                -          5,438
Other securities                                          12,525             565                -         13,090
                                                   -------------- --------------- ---------------- --------------
 Total available-for-sale                               $147,993         $ 1,098           $(967)       $148,124
                                                   ============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions        $ 1,432            $ 44            $   -         $1,476
                                                   ============== =============== ================ ==============
December 31, 2004
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies            $92,369            $ 35           $(507)        $91,897
Obligations of states and political subdivisions          23,581             755              (2)         24,334
Mortgage-backed securities                                34,032             220             (54)         34,198
Federal Home Loan Bank stock                               5,293               -                -          5,293
Other securities                                          12,524             575                -         13,099
                                                   -------------- --------------- ---------------- --------------
  Total available-for-sale                              $167,799         $ 1,585           $(563)       $168,821
                                                   ============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions        $ 1,552            $ 48            $ (2)        $ 1,598
                                                   ============== =============== ================ ==============


At June 30, 2005, there was one mortgage-backed security with a fair value of $2,730,000 and an unrealized loss of $26,000, and five obligations of U.S. government agencies with a fair value of $21,369,000 and an unrealized loss of $276,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of June 30, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2005 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                                One year    After 1 through After 5 through    After ten
                                                or less         5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $27,445        $ 46,413         $10,988         $ 4,988        $89,834
Obligations of state and
  political subdivisions                               1,619           7,223           7,251             873         16,966
Mortgage-backed securities                             2,828          20,402               -               -         23,230
Federal Home Loan Bank stock                               -               -               -           5,438          5,438
Other securities                                           -               -               -          12,525         12,525
                                            --------------------------------------------------------------------------------
Total investments                                    $31,892         $74,038         $18,239         $23,824       $147,993
                                            ================================================================================
Weighted average yield                                 2.44%           3.77%           4.51%           5.62%          3.92%
Full tax-equivalent yield                              2.53%           3.98%           5.36%           5.71%          4.17%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 160           $ 605           $ 135           $ 532        $ 1,432
                                            ================================================================================
Weighted average yield                                 4.24%           4.52%           4.56%           5.22%          5.56%
Full tax-equivalent yield                              6.22%           6.65%           6.70%           7.71%          6.71%
                                            ================================================================================


The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2005.

Investment securities carried at approximately $119,579,000 and $143,560,000 at June 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended June 30, 2005 and for the year ended December 31, 2004 (dollars in thousands):

                                June 30, 2005        December 31, 2004
                          ----------------------- ----------------------
                                       Weighted                Weighted
                                        Average                 Average
                             Amount       Rate       Amount       Rate
                          ----------------------- ----------------------
Demand deposits :
  Non-interest-bearing      $ 87,828           -    $ 85,437          -
  Interest-bearing           228,689       1.06%     230,300       .68%
Savings                       61,537        .39%      61,144       .39%
Time deposits                261,010       2.96%     261,564      2.80%
                          ------------------------ ---------------------
  Total average deposits    $639,064       1.61%    $638,445      1.43%
                          ======================== =====================


The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2005 and December 31, 2004 (in thousands):


                                              June 30,       December 31,
                                                  2005               2004
                                    --------------------------------------
3 months or less                               $17,687           $ 26,916
Over 3 through 6 months                         15,641             17,560
Over 6 through 12 months                        19,154             22,826
Over 12 months                                  47,842             48,031
                                    --------------------------------------
  Total                                       $100,324           $115,333
                                    ======================================

During the first six months of 2005, the balance of time deposits of $100,000 or more decreased by $15.0 million. The decrease in balances was primarily attributable to a decrease in brokered CDs of $4.1 million and a decrease in public fund deposits of $5.1 million.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $38.0 million and $42.1 million as of June 30, 2005 and December 31, 2004, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.4 million and $4.4 million as of June 30, 2005 and December 31, 2004, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.


Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank ("FHLB") advances, federal funds purchased and loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2005 and December 31, 2004 is presented below (dollars in thousands):

                                                      June 30,   December 31,

                                                          2005           2004
                                                  ------------- --------------
  Securities sold under agreements to repurchase       $50,205       $ 59 835
  Federal Home Loan Bank advances:
    Overnight                                            4,000              -
    Fixed term - due in one year or less                20,000         17,300
    Fixed term - due after one year                     13,000          8,000
  Debt:
    Loans due in one year or less                        6,000          4,200
    Loans due after one year                                 -            400
    Junior subordinated debentures                      10,310         10,310
                                                  ------------- --------------
    Total                                             $103,515      $ 100,045
                                                  ============= ==============
    Average interest rate at end of period               3.57%          2.59%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase       $65,715        $63,517
  Federal Home Loan Bank advances:
    Overnight                                           12,014          7,000
    Fixed term - due in one year or less                20,000         17,300
    Fixed term - due after one year                     13,000         25,300
  Federal funds purchased                                2,000              -
  Debt:
    Loans due in one year or less                        6,200          9,025
    Loans due after one year                               200            400
    Junior subordinated debentures                      10,310         10,310

Averages for the period (YTD)
  Securities sold under agreements to repurchase       $59,608        $55,645
  Federal Home Loan Bank advances:
    Overnight                                            3,565            997
    Fixed term - due in one year or less                14,817          8,200
    Fixed term - due after one year                     14,071         17,920
  Federal funds purchased                                  635            218
  Debt:
    Loans due in one year or less                        5,691          6,746
    Loans due after one year                               210            415
    Junior subordinated debentures                      10,310          8,704
                                                  ------------- --------------
     Total                                           $ 108,907        $98,845
                                                  ============= ==============
    Average interest rate during the period              3.38%          2.63%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $33.0 million as follows:

     >    $5 million advance at 6.12% with a 5-year  maturity,  due September 6,
          2005

     >    $5 million advance at 5.34% with a 5-year  maturity,  due December 14,
          2005

     >    $3 million advance at 3.73% with a 1-year maturity, due March 21, 2006

     >    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007

     >    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010

     >    $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011

     >    $5 million advance at 4.33% with a 10-year maturity,  due November 23,
          2011

At June 30, 2005, outstanding debt balances include $6,000,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (4.42% as of June 30, 2005) that is set to mature October 22, 2005. This loan was renegotiated on October 23, 2004 and has a maximum available balance of $15 million. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2005 and 2004 and December 31, 2004.

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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at June 30, 2005 (dollars in thousands):


                                                              Number of Months Until Next Repricing Opportunity
                                                    0-1             1-3              3-6             6-12            12+
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-earning assets:
Federal funds sold                                     $  922           $   -           $    -           $   -          $    -
Taxable investment securities                          11,621           3,720            5,705          19,766          89,882
Nontaxable investment securities                            -             333            2,176           3,048          13,306
Loans                                                 170,065          29,496           41,870          73,811         302,148
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                             $ 182,608        $ 33,549          $49,751        $ 96,625        $405,336
                                               --------------- --------------- ---------------- --------------- ---------------
Interest-bearing liabilities:
Savings and N.O.W. accounts                           $36,255          $3,191          $ 1,664         $ 3,635        $155,389
Money market accounts                                  57,460             554              831           1,575          27,233
Other time deposits                                    26,054          13,989           45,571          46,006         124,305
Short-term borrowings/debt                             54,205           5,000           11,000           3,000               -
Long-term borrowings/debt                                   -               -                -               -          30,310
                                               --------------- --------------- ---------------- --------------- ---------------
  Total                                              $173,974        $ 22,734         $ 59,066        $ 54,216        $337,237
                                                =============== =============== ================ =============== ===============
  Periodic GAP                                         $8,634        $ 10,815        $ (9,315)        $ 42,409         $68,099
                                               =============== =============== ================ =============== ===============
  Cumulative GAP                                       $8,634        $ 19,449          $10,134        $ 52,543        $120,642
                                               =============== =============== ================ =============== ===============
GAP as a % of interest-earning assets:
  Periodic                                               1.1%            1.4%           (1.2)%            5.5%            8.9%
  Cumulative                                             1.1%            2.5%             1.3%            6.8%           15.7%


The static GAP analysis shows that at June 30, 2005, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

At June 30, 2005, the Company's stockholders' equity had increased $1,365,000 or 2.0% to $70,519,000 from $69,154,000 as of December 31, 2004. During the first six months of 2005, net income contributed $4,797,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $543,000, net of tax. Additional purchases of treasury stock (81,949 shares at an average cost of $40.31 per share) decreased stockholders' equity by $3,303,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2005 and December 31, 2004, the Company and First Mid Bank met all capital adequacy requirements.

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

As of June 30, 2005, the most recent notification from the OCC categorized First Mid Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
June 30, 2005
Total Capital (to risk-weighted assets)
  Company                                        $73,037       11.90%      $49,116      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  72,762       11.96%       48,688      > 8.00%      $60,861      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         68,350       11.13%       24,558      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  68,075       11.19%       24,344      > 4.00%       36,516      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         68,350        8.45%       32,351      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  68,075        8.45%       32,197      > 4.00%       40,246      > 5.00%
                                                                                        -                         -
December 31, 2004
Total Capital (to risk-weighted assets)
  Company                                        $70,787       11.71%      $48,371      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  71,233       11.88%       47,988      > 8.00%      $59,986      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         66,166       10.94%       24,185      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612       11.10%       23,994      > 4.00%       35,991      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         66,166        7.99%       33,132      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612        8.08%       32,961      > 4.00%       41,201      > 5.00%
                                                                                        -                         -

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

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on June 30, 2005 to 8% of the Company's common stock plus $23 million of additional shares.

During the six-month period ending June 30, 2005, the Company repurchased 81,949 shares at a total cost of $3,303,000. Since 1998, the Company has repurchased a total of 1,198,995 shares at a total price of $28,203,000. As of June 30, 2005, the Company was authorized per all repurchase programs to purchase $1,003,000 in additional shares.


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     > First Mid Bank has $17 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $7 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2005, First Mid Bank's ratios of total capital to risk-weighted assets of 11.96% and Tier 1 capital to total average assets of 8.46% exceeded minimum regulatory requirements.

     > First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2005, the excess collateral at the Federal Home Loan Bank will support approximately $44 million of additional advances.

     > First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     > First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     > In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $6,000,000 as of June 30, 2005, and $9,000,000 in available funds. On October 23, 2004, the Company entered into an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 22, 2005, under the same terms and conditions. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at June 30, 2005.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     > lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

     > deposit activities, including seasonal demand of private and public funds;

     >    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call provisions on U.S. government treasuries and agency securities; and

     >    operating   activities,   including   scheduled  debt  repayments  and
          dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2005 (in thousands):



                                                      Less than                                      More than
                                          Total          1 year       1-3 years       3-5 years        5 years
                                   -------------- --------------- --------------- --------------- --------------
 Time deposits                         $259,507        $134,856        $112,902         $11,588          $ 161
 Debt                                    16,310           6,000               -               -         10,310
 Other borrowings                        87,205          67,205           7,000           5,000          8,000
 Operating leases                         4,388             472             900             871          2,145
 Supplemental retirement                    755              50             100             100            505
                                  -------------- --------------- --------------- --------------- --------------
                                       $368,165        $208,583        $120,902         $17,559        $21,121
                                  ============== =============== =============== =============== ==============


For the six-month period ended June 30, 2005, net cash of $3.8 million and $2.8 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $13.5 million. In total, cash and cash equivalents decreased by $6.9 million since year-end 2004.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                    June 30,    December 31,
                                                        2005            2004
                                              --------------- ---------------
Unused commitments, including lines of credit:
    Commercial real estate                          $ 29,991        $ 25,837
    Commercial operating                              43,408          35,986
    Home equity                                       17,261          16,002
    Other                                             20,890          13,577
                                              --------------- ---------------
       Total                                        $111,550        $ 91,402
                                              =============== ===============
Standby letters of credit                            $ 2,832         $ 2,840
                                              =============== ===============


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price      Publicly Announced Plans       Under the Plans or
      Period             Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
April 1, 2005 -                     -                      -                          -                             -
April 30, 2005
May 1, 2005 -
May 31, 2005                   33,466                 $40.79                     33,466                    $1,376,000
June 1, 2005 -
June 30, 2005                   9,154                 $40.66                      9,154                    $1,003,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                          42,620                 $40.76                     42,620                    $1,003,000
                       ===================== ======================= ============================ =========================


On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on June 30, 2005 to 8% of the Company's common stock plus $23 million of additional shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held May 25, 2005. At the meeting, Kenneth R. Diepholz, Steven L. Grissom and Gary W. Melvin were elected to serve as Class I directors with terms expiring in 2008. Continuing Class II directors (terms expiring 2006) are Joseph R. Dively, Richard A. Lumpkin, Sara Jane Preston and William S. Rowland and continuing Class III directors (terms expiring 2007) are Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks.

There were 4,443,048 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the matter listed above, was as follows:


Election of Directors:
                                      For               Withheld
Kenneth R. Diepholz                3,999,478              23,224
Steven L. Grissom                  3,976,106             46,595
Gary W. Melvin                     4,000,352             22,349


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

Date:  August 5, 2005


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


Date: August 5, 2005

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


Date: August 5, 2005

By:  /s/ Michael L. Taylor

     Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  August 5, 2005

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date:  August 5, 2005

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer