Form 10-Q
period 2005-11-08
FIRST MID ILLINOIS BANCSHARES INC
filed 2005-11-09
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                         Commission file number: 0-13368


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES. [ ] NO [X]

As of November 7, 2005, 4,403,275 common shares, $4.00 par value, were outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets                            September 30, 2005 December 31, 2004
(In thousands, except share data)                        (Unaudited)
                                                      ------------------- -----------------
Assets
Cash and due from banks:
  Non-interest bearing                                          $ 16,895          $ 19,119
  Interest bearing                                                   752             1,985
Federal funds sold                                                 4,440             2,450
                                                      ------------------- -----------------
  Cash and cash equivalents                                       22,087            23,554
Investment securities:
  Available-for-sale, at fair value                              150,212           168,821
  Held-to-maturity, at amortized cost (estimated fair
    value of $1,467 and $1,598 at September 30, 2005
    and December 31, 2004, respectively)                           1,432             1,552
Loans                                                            631,840           597,849
Less allowance for loan losses                                   (4,674)           (4,621)
                                                      ------------------- -----------------
  Net loans                                                      627,166           593,228
Premises and equipment, net                                       15,182            15,227
Accrued interest receivable                                        6,120             5,405
Goodwill, net                                                      9,034             9,034
Intangible assets, net                                             2,916             3,346
Other assets                                                       6,737             6,561
                                                      ------------------- -----------------
  Total assets                                                  $840,886         $ 826,728
                                                      =================== =================
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                          $ 94,699          $ 85,524
  Interest bearing                                               573,050           564,716
                                                      ------------------- -----------------
  Total deposits                                                 667,749           650,240
Accrued interest payable                                           1,754             1,506
Securities sold under agreements to repurchase                    52,164            59,835
Junior subordinated debentures                                    10,310            10,310
Other borrowings                                                  33,000            29,900
Other liabilities                                                  3,934             5,783
                                                      ------------------- -----------------
  Total liabilities                                              768,911           757,574
                                                      ------------------- -----------------
Stockholders' equity:
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,631,181 shares in 2005 and
  5,578,897 shares in 2004                                        22,525            22,316
Additional paid-in capital                                        19,355            17,845
Retained earnings                                                 59,445            53,259
Deferred compensation                                              2,401             2,204
Accumulated other comprehensive income (loss)                      (122)               623
Less treasury stock at cost, 1,227,906 shares
  in 2005 and 1,121,546 shares in 2004                          (31,629)          (27,093)
                                                      ------------------- -----------------
Total stockholders' equity                                        71,975            69,154
                                                      ------------------- -----------------
Total liabilities and stockholders' equity                      $840,886          $826,728
                                                      =================== =================

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                                               Three months ended September 30,   Nine months ended September 30,
                                                                     2005              2004             2005             2004
                                                               ------------------ --------------- ----------------- ---------------
Interest income:
Interest and fees on loans                                               $ 9,822         $ 8,570           $27,894        $ 24,941
Interest on investment securities                                          1,495           1,514             4,618           4,574
Interest on federal funds sold                                                99              14               183              62
Interest on deposits with other financial institutions                        17               1                35              10
                                                               ------------------ --------------- ----------------- ---------------
  Total interest income                                                   11,433          10,099            32,730          29,587
Interest expense:
Interest on deposits                                                       3,167           2,340             8,318           6,634
Interest on securities sold under agreements
  to repurchase                                                              378             111               997             245
Interest on subordinated debentures                                          168             115               461             255
Interest on other borrowings                                                 471             420             1,408           1,266
                                                               ------------------ --------------- ----------------- ---------------
  Total interest expense                                                   4,184           2,986            11,184           8,400
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income                                                      7,249           7,113            21,546          21,187
Provision for loan losses                                                    213              62               550             437
                                                               ------------------ --------------- ----------------- ---------------
  Net interest income after provision for loan losses                      7,036           7,051            20,996          20,750
Other income:
Trust revenues                                                               548             514             1,756           1,676
Brokerage commissions                                                         72              71               284             298
Insurance commissions                                                        352             336             1,264           1,112
Service charges                                                            1,233           1,255             3,420           3,572
Securities gains, net                                                         61               -               315              92
Mortgage banking revenue                                                     284             138               605             384
Other                                                                        587             562             1,737           1,583
                                                               ------------------ --------------- ----------------- ---------------
  Total other income                                                       3,137           2,876             9,381           8,717
Other expense:
Salaries and employee benefits                                             3,343           3,378            10,223          10,087
Net occupancy and equipment expense                                        1,119           1,078             3,199           3,237
Amortization of other intangible assets                                      143             149               430             472
Stationery and supplies                                                      114             124               378             380
Legal and professional                                                       342             309             1,200             861
Marketing and promotion                                                      198             134               549             530
Other                                                                      1,134           1,080             3,214           3,089
                                                               ------------------ --------------- ----------------- ---------------
  Total other expense                                                      6,393           6,252            19,193          18,656
                                                               ------------------ --------------- ----------------- ---------------
Income before income taxes                                                 3,780           3,675            11,184          10,811
Income taxes                                                               1,335           1,246             3,942           3,630
                                                               ------------------ --------------- ----------------- ---------------
  Net income                                                             $ 2,445         $ 2,429           $ 7,242         $ 7,181
                                                               ================== =============== ================= ===============
Per share data:
Basic earnings per share                                                  $ 0.55          $ 0.54            $ 1.63          $ 1.59
Diluted earnings per share                                                $ 0.54          $ 0.53            $ 1.59          $ 1.56
                                                               ================== =============== ================= ===============

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)                                             Nine months ended
(In thousands)                                                                                  September 30,
                                                                                               2005             2004
                                                                                       ---------------- ----------------
Cash flows from operating activities:
Net income                                                                                     $ 7,242          $ 7,181
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                        550              437
  Depreciation, amortization and accretion, net                                                  1,096            1,924
  Gain on sale of securities, net                                                                (315)             (92)
  Loss on sale of other real property owned, net                                                   204               29
  Gain on sale of mortgage loans held for sale, net                                              (686)            (342)
  Origination of loans held for sale                                                          (49,587)         (26,360)
  Proceeds from sale of loans held for sale                                                     51,481           25,787
  Increase in other assets                                                                     (1,136)            (140)
  Decrease in other liabilities                                                                  (528)            (286)
                                                                                       ---------------- ----------------
Net cash provided by operating activities                                                        8,321            8,138
                                                                                       ---------------- ----------------
Cash flows from investing activities:
Purchases of premises and equipment                                                            (1,044)            (744)
Net increase in loans                                                                         (35,696)         (43,970)
Proceeds from sales of other real property owned                                                   658              155
Proceeds from sales of securities available-for-sale                                            40,761            5,137
Proceeds from maturities of securities available-for-sale                                       74,246           60,076
Proceeds from maturities of securities held-to-maturity                                            120              110
Purchases of securities available-for-sale                                                    (96,668)         (57,903)
Purchases of securities held-to-maturity                                                         (212)                -
                                                                                       ---------------- ----------------
Net cash used in investing activities                                                         (17,835)         (37,139)
                                                                                       ---------------- ----------------
Cash flows from financing activities:
Net increase in deposits                                                                        17,509           33,358
Decrease in repurchase agreements                                                              (7,671)          (6,722)
Proceeds from FHLB advances                                                                     19,000            2,500
Repayment of FHLB advances                                                                    (16,300)          (5,000)
Issuance of junior subordinated debentures                                                           -           10,000
Proceeds from short-term debt                                                                    3,500            6,675
Repayment of short-term debt                                                                   (3,100)          (9,200)
Proceeds from issuance of common stock                                                             844              524
Purchase of treasury stock                                                                     (4,304)          (9,479)
Dividends paid on common stock                                                                 (1,431)            (954)
                                                                                       ---------------- ----------------
Net cash provided by financing activities                                                        8,047           21,702
                                                                                       ---------------- ----------------
Decrease in cash and cash equivalents                                                          (1,467)          (7,299)
Cash and cash equivalents at beginning of period                                                23,554           24,949
                                                                                       ---------------- ----------------
Cash and cash equivalents at end of period                                                     $22,087          $17,650
                                                                                       ================ ================
Supplemental disclosures of cash flow information
Cash paid during the period for:
   Interest                                                                                     $10,936           $8,187
  Income taxes                                                                                   3,971            3,365
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned                                                             286              982
Dividends reinvested in common stock                                                               699            1,252
Net tax benefit related to option and deferred compensation plans                                  140               62


See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2005 and 2004, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the September 30, 2005 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended September 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005. The Company operates as a one-segment entity for financial reporting purposes.

The 2004 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") reached a consensus on Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The new disclosure requirements were effective for annual reporting periods ending September 15, 2004 and the new impairment accounting guidance was to become effective for reporting periods beginning after September 15, 2004. In September 2004, the FASB delayed the effective date of EITF 03-1 for measurement and recognition of impairment losses until implementation guidance is issued.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position ("FSP") which will be re-titled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments ("FSP FAS 115-1"). FSP FAS 115-1 will supercede EITF 03-1 and EITF Topic No. D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting For Certain Investments in Debt and Equity Securities ("SFAS 115"). FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS 115, so the adoption of FSP FAS 115-1 is not expected to have a significant impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Assets" ("SFAS 153"). SFAS 153 amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. The Company does not expect the requirements of SFAS 153 to have a material impact on its financial position or results of operations.

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

In September 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3,"
("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principles and also applies to all voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Comprehensive Income

The Company's comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004 was as follows (in thousands):


                                           Three months ended         Nine months ended
                                             September 30,              September 30,
                                          ----------------------- --------------------------
                                               2005         2004         2005          2004
                                          ---------- ------------ ------------ -------------
Net income                                   $2,445       $2,429       $7,242        $7,181
Other comprehensive income:
  Unrealized gain (loss) during the period    (272)        1,691        (906)         (709)
  Less realized gain during the period         (61)            -        (315)          (92)
  Tax effect                                    129        (659)          476           312
                                          ---------- ------------ ------------ -------------
Comprehensive income                         $2,241       $3,461       $6,497        $6,692
                                          ========== ============ ============ =============


Earnings Per Share

Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2005 and 2004 were as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ------------------------------ ------------------------------
                                                             2005           2004           2005            2004
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,445,000     $2,429,000     $7,242,000      $7,181,000
Weighted average common shares outstanding                   4,411,723      4,469,444      4,431,175       4,510,660
                                                        =============== ============== ============== ===============
Basic earnings per common share                                  $ .55          $ .54          $1.63          $ 1.59
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,411,723      4,469,444      4,431,175       4,510,660
Assumed conversion of stock options                            126,819         97,771        125,064          86,668
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common shares outstanding           4,538,542      4,567,215      4,556,239       4,597,328
                                                        =============== ============== ============== ===============
Diluted earnings per common share                                $ .54          $ .53          $1.59          $ 1.56
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

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2005 and December 31, 2004 (in thousands):

                                                             September 30, 2005                 December 31, 2004
                                                      ---------------------------------- ---------------------------------
                                                         Gross                               Gross
                                                        Carrying        Accumulated        Carrying        Accumulated
                                                         Value         Amortization          Value        Amortization
                                                      ------------- -------------------- -------------- ------------------
Goodwill not subject to amortization (effective 1/1/02)    $12,794               $3,760        $12,794             $3,760
Intangibles from branch acquisition                          3,015                1,709          3,015              1,559
Core deposit intangibles                                     2,805                2,401          2,805              2,279
Mortgage servicing rights                                      608                  608            608                593
Customer list intangibles                                    1,904                  698          1,904                555
                                                      ------------- -------------------- -------------- ------------------
                                                           $21,126               $9,176        $21,126             $8,746
                                                      ============= ==================== ============== ==================

Total amortization expense for the nine months ended September 30, 2005 and 2004 was as follows (in thousands):

                                              September 30,
                                             2005          2004
                                    -------------- -------------
Intangibles from branch acquisition          $151          $151
Core deposit intangibles                      121           150
Mortgage servicing rights                      15            28
Customer list intangibles                     143           143
                                    -------------- -------------
                                             $430          $472
                                    ============== =============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 9/30/05          $430

Estimated amortization expense:
     For period 10/1/05-12/31/05       $138
     For year ended 12/31/06           $579
     For year ended 12/31/07           $515
     For year ended 12/31/08           $454
     For year ended 12/31/09           $417
     For year ended 12/31/10           $391


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2005, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Stock Incentive Plan

The Company accounts for its Stock Incentive Plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, as the intrinsic value was zero, compensation cost based on fair value at grant date has not been recognized for stock options in the consolidated financial statements. As required by SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants.

The following table illustrates the effect on net income if the fair value based method had been applied (in thousands, except per share data).

                                                 Three months ended September 30,     Nine months ended September 30,
                                                       2005             2004              2005            2004
                                                 ----------------- ---------------- ----------------- --------------
Net income, as reported                                    $2,445           $2,429            $7,242         $7,181
Stock based compensation expense determined
under fair value based method, net of related
tax effect                                                   (68)             (43)             (249)          (127)
                                                 ----------------- ---------------- ----------------- --------------
   Pro forma net income                                    $2,377           $2,386            $6,993         $7,054
                                                 ================= ================ ================= ==============

Basic Earnings Per Share:
   As reported                                               $.55             $.54            $ 1.63         $ 1.59
   Pro forma                                                  .54              .53              1.58           1.56

Diluted Earnings Per Share:
   As reported                                               $.54             $.53            $ 1.59         $ 1.56
   Pro forma                                                  .52              .52              1.53           1.53

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $7,242,000 and $7,181,000 and diluted earnings per share was $1.59 and $1.56 for the nine months ended September 30, 2005 and 2004, respectively. The increase in net income was primarily the result of higher net interest income and greater non-interest income during the first nine months of 2005 than the same period in 2004. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through our stock buy-back program. During the first nine months of 2005, the Company acquired 106,360 shares at a total cost of $4,304,000. The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2005 and 2004, compared to the performance ratios for the year ended December 31, 2004:


                                      Nine months ended           Year ended
                                 September 30,   September 30,    December 31,
                                          2005            2004            2004
                                 -------------- --------------- ---------------
Return on average assets                 1.17%           1.20%         1.20%
Return on average equity                13.59%          14.17%          14.24%
Average equity to average assets         8.58%           8.44%           8.44%


Total assets at September 30, 2005 and December 31, 2004 were $840.9 million and $826.7 million, respectively. The increase in net assets was primarily the result of an increase in net loan balances offset by a decrease in available-for-sale securities that matured during the second quarter of 2005 and were not replaced. Net loan balances were $627.2 million at September 30, 2005, an increase of $34 million, or 5.7%, from $593.2 million at December 31, 2004, primarily due to an increase in commercial real estate loans. Total deposit balances increased to $667.7 million at September 30, 2005 from $650.2 million at December 31, 2004 primarily due to a CD promotion during the third quarter of 2005.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.69% for the nine months ended September 30, 2005, down from 3.78% for the same period in 2004. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $21.5 million for the nine months ended September 30, 2005 compared to $21.2 million for the same period in 2004.

Noninterest income increased $664,000, or 7.6%, to $9.4 million for the nine months ended September 30, 2005 compared to $8.7 million for the nine months ended September 30, 2004. The primary reasons for this increase were $315,000 in gains on the sale of securities during the first nine months of 2005 as market conditions and investment portfolio liquidity were conducive to the sale compared to $92,000 in gains during the second quarter of 2004 and an increase in income on mortgage loans originated and sold due to lower long-term interest rates. In addition, there were increases in ATM and bankcard service fees, check printing income and insurance commissions during the first nine months of 2005 compared to the same period in 2004.

Noninterest expense increased 2.9% or $537,000, to $19.2 million for the nine months ended September 30, 2005 compared to $18.7 million during the same period in 2004. The primary factor in the expense increase was increased salaries and benefits expense that resulted from additional employees for a new branch location in Highland, and increases in accounting and legal professional fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                                  2005 versus 2004
                                                       ---------------------------------------
                                                        Three months ended  Nine months ended
                                                              September 30       September 30
                                                       -------------------- ------------------
Net interest income                                                  $ 136              $ 359
Provision for loan losses                                            (151)              (113)
Other income, including securities transactions                        261                664
Other expenses                                                       (141)              (537)
Income taxes                                                          (89)              (312)
                                                       -------------------- ------------------
Increase (decrease) in net income                                      $16                $61
                                                       ==================== ==================


Credit quality is an area of importance to the Company. Total nonperforming loans were $3.3 million at September 30, 2005, compared to $3.6 million at September 30, 2004 and $3.1 million at December 31, 2004. The increase since December 31, 2004 included a decline in credit quality of one commercial real estate loan for a restaurant property. The Company's provision for loan loss for the nine months ended September 30, 2005 and 2004 was $550,000 and $437,000, respectively. At September 30, 2005, the composition of the loan portfolio remained similar to the same period last year. During the nine months ended September 30, 2005, net charge-offs were 0.11% of average loans compared to .07% for the same period in 2004. Loans secured by both commercial and residential real estate comprised 72% of the loan portfolio as of September 30, 2005 and 2004.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2005 and 2004 was 11.07% and 10.78%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2005 and 2004 was 11.81% and 11.54%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2005 and 2004 were $117.2 million and $92.6 million, respectively. This increase is primarily attributable to an increase in lines of credit to commercial customers and an increase in overdraft protection amounts for consumer customers.


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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                                            Nine months ended                  Nine months ended
                                                           September 30, 2005                  September 30, 2004
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                    ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                               $1,594        $ 35       2.90%        $1,486       $ 10      0.90%
Federal funds sold                                       8,725         183       2.80%         8,748         62      0.95%
Investment securities
  Taxable                                              141,758       3,942       3.71%       143,482      3,685      3.42%
  Tax-exempt                                            20,166         676       4.47%        26,951        889      4.40%
Loans (1)                                              605,347      27,894       6.16%       566,007     24,941      5.88%
                                                   ------------------------------------------------------------------------
Total earning assets                                   777,590      32,730       5.63%       746,674     29,587      5.28%
                                                   ------------------------------------------------------------------------
Cash and due from banks                                 18,139                                18,921
Premises and equipment                                  15,112                                15,815
Other assets                                            22,499                                24,254
Allowance for loan losses                              (4,733)                               (4,543)
                                                   ------------                       ---------------
Total assets                                          $828,607                              $801,121
                                                   ============                       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $229,537     $ 2,036       1.19%      $226,753    $ 1,076       .63%
  Savings deposits                                      60,714         181        .40%        59,822        177       .39%
  Time deposits                                        267,215       6,101       3.05%       259,154      5,381      2.77%
Securities sold under
  agreements to repurchase                              57,537         997       2.32%        53,786        245       .61%
FHLB advances                                           32,511       1,202       4.94%        27,727      1,121      5.39%
Federal funds purchased                                    708          18       3.40%           290          3      1.38%
Junior subordinated debt                                10,310         461       5.98%         8,165        255      4.16%
Other debt                                               5,817         188       4.32%         7,327        142      2.58%
                                                   ------------------------------------------------------------------------
Total interest-bearing
    liabilities                                        664,349      11,184       2.25%       643,024      8,400      1.74%
                                                   ------------------------------------------------------------------------
Non interest-bearing demand deposits                    88,525                                84,857
Other liabilities                                        4,662                                 5,647
Stockholders' equity                                    71,071                                67,593
                                                    ------------                       ---------------
Total liabilities & equity                            $828,607                              $801,121
                                                   ============                       ===============
Net interest income                                                $21,546                              $21,187
                                                              ============                          ===========
Net interest spread                                                              3.38%                               3.54%
Impact of non-interest
 bearing funds                                                                    .31%                                .24%
                                                                          ------------                         ------------
Net yield on interest-
  earning assets                                                                 3.69%                               3.78%
                                                                          ============                         ============

(1) Nonaccrual loans are not material and have been included in the average balances.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2005, compared to the same period in 2004 (in thousands):

                                            For the nine months ended September 30,
                                                     2005 compared to 2004
                                                     Increase / (Decrease)
                                               Total
                                              Change      Volume (1)     Rate (1)
                                          -------------------------------------------
Earning Assets:
Interest-bearing deposits                           $ 25           $ 1         $  24
Federal funds sold                                   121             -           121
Investment securities:
  Taxable                                            257          (42)           299
  Tax-exempt                                       (213)         (227)            14
Loans (2)                                          2,953         1,779         1,174
                                          -------------------------------------------
  Total interest income                            3,143         1,511         1,632
                                          -------------------------------------------
Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                                    960            13           947
  Savings deposits                                     4           (2)             6
  Time deposits                                      720           211           509
Securities sold under
  agreements to repurchase                           752            18           734
FHLB advances                                         81           161          (80)
Federal funds purchased                               15             8             7
Junior subordinated debt                             206            77           129
Other debt                                            46          (20)            66
                                          -------------------------------------------
  Total interest expense                           2,784           466         2,318
                                          -------------------------------------------
  Net interest income                                $359        $1,043       $ (684)
                                          ===========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $359,000, or 1.7% to $21.5 million for the nine months ended September 30, 2005, from $21.2 million for the same period in 2004. The increase in net interest income was due to growth in earning assets primarily composed of loan growth that was largely offset by an increase in the cost of interest-bearing liabilities.

For the nine months ended September 30, 2005, average earning assets increased by $30.9 million, or 4.1%, and average interest-bearing liabilities increased $21.3 million, or 3.3%, compared with average balances for the same period in 2004. The changes in average balances for these periods are shown below:

     >    Average loans increased by $39.3 million or 6.9%.

     >    Average securities decreased by $8.5 million or 5.0%.

     >    Average interest-bearing deposits increased by $11.7 million or 2.1%.

     > Average securities sold under agreements to repurchase increased by $3.8 million or 7.1%.

     >    Average borrowings and other debt increased by $5.8 million or 16.4%.

     > Net interest margin decreased to 3.69% for the first nine months of 2005 from 3.78% for the first nine months of 2004.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.75% for the first nine months of 2005 and 3.87% for the first nine months of 2004. The TE adjustments to net interest income for September 30, 2005 and 2004 were $348,000 and $463,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2005 and 2004 was $550,000 and $437,000, respectively. Nonperforming loans decreased from $3,606,000 as of September 30, 2004 to $3,338,000 as of September 30, 2005. Net
charge-offs were $497,000 for the nine months ended September 30, 2005 compared to $303,000 during the same period in 2004. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the nine months ended September 30, 2005 and 2004 (in thousands):

                                     Three months ended September 30,          Nine months ended September 30,
                                         2005          2004      $ Change          2005          2004      $ Change
                                 ------------- ------------- ------------- ------------- ------------- -------------
Trust                                    $548          $514          $ 34        $1,756        $1,676          $ 80
Brokerage                                  72            71             1           284           298          (14)
Insurance commissions                     352           336            16         1,264         1,112           152
Service charges                         1,233         1,255          (22)         3,420         3,572         (152)
Security gains                             61             -            61           315            92           223
Mortgage banking                          284           138           146           605           384           221
Other                                     587           562            25         1,737         1,583           154
                                 ------------- ------------- ------------- ------------- ------------- -------------
  Total other income                   $3,137        $2,876         $ 261        $9,381        $8,717         $ 664
                                 ============= ============= ============= ============= ============= =============

Following are explanations for the three months ended September 30, 2005 compared to the same period in 2004:

     > Trust revenues increased $34,000 or 6.6% to $548,000 from $514,000. Trust assets, at market value, were $392 million at September 30, 2005 compared to $354 million at September 30, 2004. The increase in trust revenues was the result of new business and an increase in equity prices.

     > Revenues from brokerage increased $1,000 or 1.4% to $72,000 from $71,000.

     > Insurance commissions increased $16,000 or 4.8% to $352,000 from $336,000 due to an increase in commissions received on sales of business property and casualty insurance.

     > Fees from service charges decreased $22,000 or 1.8% to $1,233,000 from $1,255,000. This was primarily the result of decreases in transaction account service charges due to increased balances in free-checking products.

     > The sale of securities during the three months ended September 30, 2005 resulted in net securities gains of $61,000. There were no securities sold during the same period of 2004.

     > Mortgage banking income increased $146,000 or 105.8% to $284,000 from $138,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          > $23.4 million (representing 204 loans) for the third quarter of 2005.
          > $10.3 million (representing 105 loans) for the third quarter of 2004.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     > Other income increased $25,000 or 4.4% to $587,000 from $562,000. This increase was primarily due to increased ATM and bankcard service fees and increased check printing income.

Following are explanations for the nine months ended September 30, 2005 compared to the same period in 2004:

     > Trust revenues increased $80,000 or 4.8% to $1,756,000 from $1,676,000. Trust assets, at market value, were $392 million at September 30, 2005 compared to $354 million at September 30, 2004. The increase in trust revenues was the result of new business and an increase in equity prices.

     >    Revenues  from  brokerage  decreased  $14,000 or 4.7% to $284,000 from
          $298,000   as  a  result  of  a  decrease   in  the  number  of  stock
          transactions.

     > Insurance commissions increased $152,000 or 13.7% to $1,264,000 from $1,112,000 due to an increase in commissions received on sales of business property and casualty insurance and contingency fees received in the first nine months of 2005.

     > Fees from service charges decreased $152,000 or 4.3% to $3,420,000 from $3,572,000. This was primarily the result of decreases in overdraft fees due to a decline in the number of overdraft items and decreases in transaction account service charges due to increased balances in free-checking products.

     > The sale of securities during the nine months ended September 30, 2005 resulted in net securities gains of $315,000 compared to $92,000 during the same period of 2004.

     > Mortgage banking income increased $221,000 or 57.6% to $605,000 from $384,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          > $50.8 million (representing 472 loans) for the first nine months of 2005.
          > $32.9 million (representing 348 loans) for the first nine months of 2004.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other income increased $154,000 or 9.7% to $1,737,000 from $1,583,000.
          This increase was primarily due to increased ATM and bankcard service fees and increased check printing income.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the nine months ended September 30, 2005 and 2004 (in thousands):

                                           Three months ended September 30,         Nine months ended September 30,
                                           2005          2004        $ Change       2005        2004        $ Change
                                        ------------ ------------- ------------- ----------- ------------ -------------
Salaries and benefits                       $ 3,343       $ 3,378        $ (35)     $10,223      $10,087          $136
Occupancy and equipment                       1,119         1,078            41       3,199        3,237          (38)
Amortization of intangibles                     143           149           (6)         430          472          (42)
Stationery and supplies                         114           124          (10)         378          380           (2)
Legal and professional fees                     342           309            33       1,200          861           339
Marketing and promotion                         198           134            64         549          530            19
Other operating expenses                      1,134         1,080            54       3,214        3,089           125
                                        ------------ ------------- ------------- ----------- ------------ -------------
  Total other expense                       $ 6,393       $ 6,252         $ 141     $19,193      $18,656         $ 537
                                        ============ ============= ============= =========== ============ =============

Following are explanations for the three months ended September 30, 2005 compared to the same period in 2004:

     > Salaries and employee benefits, the largest component of other expense, decreased $35,000 or 1.0% to $3,343,000 from $3,378,000. This decrease is due to a deferral of salary and benefit expenses related to the cost of loan originations offset by merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 314 full-time equivalent employees at September 30, 2005 compared to 312 at September 30, 2004.

     > Occupancy and equipment expense increased $41,000 or 3.8% to $1,119,000 from $1,078,000 due to an increase in rent expense for Checkley offices offset by a decrease in depreciation expense for computer equipment fully depreciated in 2004.

     > Expense for amortization of intangible assets decreased $6,000 or 4.0% to $143,000 from $149,000.

     > Other operating expenses increased $54,000 or 5.0% to $1,134,000 in 2005 from $1,080,000 in 2004 due to an increase in expenses associated with other real estate owned.

     > All other categories of operating expenses increased a net of $87,000 or 15.3% to $654,000 from $567,000. The increase was primarily due to increases in various professional fees.

Following are explanations for the nine months ended September 30, 2005 compared to the same period in 2004:

     > Salaries and employee benefits, the largest component of other expense, increased $136,000 or 1.3% to $10,223,000 from $10,087,000.
          This increase is primarily due to merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 314 full-time equivalent employees at September 30, 2005 compared to 312 at September 30, 2004.

     >    Occupancy  and  equipment   expense   decreased  $38,000  or  1.2%  to
          $3,199,000 from $3,237,000 due to a decrease in depreciation expense for computer equipment fully depreciated in 2004.

     > Expense for amortization of intangible assets decreased $42,000 or 8.9% to $430,000 from $472,000 due to an intangible asset that was fully amortized in 2004.

     > Other operating expenses increased $125,000 or 4.0% to $3,214,000 in 2005 from $3,089,000 in 2004 due to an increase in expenses associated with other real estate owned.

     > All other categories of operating expenses increased a net of $356,000 or 20.1% to $2,127,000 from $1,771,000. The increase was primarily due to increases in various professional fees.

Income Taxes

Total income tax expense amounted to $3,942,000 (35.2% effective tax rate) for the nine months ended September 30, 2005, compared to $3,630,000 (33.6% effective tax rate) for the same period in 2004. The change in the effective tax rate in 2005 is due to a reduction in the tax expense accrual in 2004 to more accurately reflect the estimated tax liability and deferred tax position. There was no similar reduction made in 2005.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio as of September 30, 2005 and December 31, 2004 (in thousands):

                                  September 30,      December 31,
                                           2005              2004
                              ------------------ -----------------
Real estate - residential              $117,153          $121,567
Real estate - agricultural               51,244            50,215
Real estate - commercial                283,214           255,372
                              ------------------ -----------------
 Total real estate - mortgage          $451,611          $427,154
Commercial and agricultural             142,847           137,733
Installment                              34,616            30,587
Other                                     2,766             2,375
                              ------------------ -----------------
  Total loans                          $631,840          $597,849
                              ================== =================

Overall loans increased $34.0 million, or 5.7% primarily as a result of an increase in commercial real estate loans. Total real estate mortgage loans have averaged approximately 72% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,481,000 and $2,689,000 as of September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005, the Company had loan concentrations in agricultural industries of $91.9 million, or 14.6%, of outstanding loans and $91.5 million, or 15.3%, at December 31, 2004. In addition, the Company had loan concentrations in the following industries as of September 30, 2005 compared to December 31, 2004 (dollars in thousands):

                                             September 30, 2005                December 31, 2004
                                          Principal     % Outstanding      Principal      % Outstanding
                                           balance          loans           Balance           loans
                                       ---------------- --------------- ----------------- ---------------
Operators of non-residential buildings         $25,086           3.97%           $18,864           3.16%
Apartment building owners                       42,161           6.67%            23,111           3.87%
Motels, hotels & tourist courts                 28,345           4.49%            25,756           4.31%
Subdividers & developers (1)                    18,579           2.94%            14,302           2.39%

(1) At December 31, 2004, this industry was not a concentration for the Company. The December 31, 2004 balance for this industry is included for comparative purposes only.

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2005, by maturities (in thousands):

                                                                  Maturity (1)
                                                                  Over 1
                                                 One year        through             Over
                                              or less (2)        5 years          5 years          Total
                                         ----------------------------------------------------------------
Real estate - residential                        $ 52,725       $ 56,504           $7,924       $117,153
Real estate - agricultural                          9,406         34,688            7,150         51,244
Real estate - commercial                           71,032        185,645           26,537        283,214
                                         ----------------------------------------------------------------
  Total real estate - mortgage                   $133,163       $276,837         $ 41,611       $451,611
Commercial and agricultural                        97,927         41,618            3,302        142,847
Installment                                        17,357         16,965              294         34,616
Other                                                 780          1,590              396          2,766
                                         ----------------------------------------------------------------
  Total loans                                    $249,227       $337,010         $ 45,603       $631,840
                                         ================================================================

(1) Based on scheduled principal repayments. (2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2005, loans with maturities over one year consisted of approximately $288.0 million fixed rate loans and $94.6 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2005 and December 31, 2004 (in thousands):

                                           September 30,       December 31,
                                                    2005               2004
                                         -----------------------------------
Nonaccrual loans                                  $3,338             $3,106
Renegotiated loans which are performing
  in accordance with revised terms                     -                  -
                                         -----------------------------------
Total nonperforming loans                         $3,338             $3,106
                                         ===================================


The $232,000 increase in nonaccrual loans during the nine months ended September 30, 2005 resulted from the net of $763,000 of loans put on nonaccrual status, $274,000 of loans brought current or paid-off, $114,000 of loans transferred to other real estate owned and $143,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $5,000 and $69,000 for the quarters ended September 30, 2005 and 2004 and $65,000 and $148,000 for the nine months ended September 30, 2005 and 2004, respectively.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management's best estimate of the probable losses in the loan portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain the allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values in the determination of such specific allocations. The portion of the allowance tied to nonclassified loans is determined primarily by historical losses. Additional factors considered by management include variable rainfall, low commodity prices and increased operating costs of agricultural borrowers, predicted high energy costs related to natural gas which will affect both businesses and consumers during the coming winter months and the expected increase in bankruptcy filings as the provisions of the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 become effective. Other factors considered by management in evaluating the overall adequacy of the allowance for loan losses include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses to be a critical accounting policy.

Management recognizes that there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2005, the Company's loan portfolio included $91.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased by $.4 million from $91.5 million at December 31, 2004. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

The Company has $28.3 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower-specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $25.1 million of loans to operators of non-residential buildings, $42.2 million of loans to apartment building owners and $18.6 million of loans to subdividers and developers.

Analysis of the allowance for loan losses as of September 30, 2005 and 2004, and of changes in the allowance for the three and nine-month periods ended September 30, 2005 and 2004, is as follows (dollars in thousands):

                                            Three months ended September 30,  Nine months ended September 30,
                                                 2005            2004           2005            2004
                                            -------------------------------- ------------------------------
Average loans outstanding,
  net of unearned income                           $621,864        $585,667       $605,347        $566,007
Allowance-beginning of period                       $ 4,687         $ 4,505        $ 4,621         $ 4,426
Charge-offs:
Real estate-mortgage                                     54              53            116             204
Commercial, financial & agricultural                    162              38            348             178
Installment                                              15              18            104              68
Other                                                    43               -             66               -
                                            -------------------------------- ------------------------------
  Total charge-offs                                     274             109            634             450

Recoveries:
Real estate-mortgage                                      2               -             57              12
Commercial, financial & agricultural                     22              95             33             107
Installment                                               7               7             27              28
Other                                                    17               -             20               -
                                            -------------------------------- ------------------------------
  Total recoveries                                       48             102            137             147
                                            -------------------------------- ------------------------------
Net charge-offs (recoveries)                            226               7            497             303
Provision for loan losses                               213              62            550             437
                                            -------------------------------- ------------------------------

Allowance-end of period                             $ 4,674         $ 4,560        $ 4,674         $ 4,560
                                            ================================ ==============================
Ratio of annualized net charge-offs
  to average loans                                     .15%            .01%           .11%            .07%
                                            ================================ ==============================
Ratio of allowance for loan losses to
  loans outstanding (less unearned
  interest at end of period)                           .74%            .76%           .74%            .76%
                                            ================================ ==============================
Ratio of allowance for loan losses
  to nonperforming loans                             140.0%          126.5%         140.0%          126.5%
                                            ================================ ==============================

During the first nine months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower and charge-offs of $234,000 on commercial loans of four borrowers. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period. During the first nine months of 2004, the Company had charge-offs of $118,000 on two commercial loans of a single borrower and charge-offs of $124,000 on two commercial real estate loans of a single borrower. The Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period and $68,500 on two commercial loans that were previously charged-off.

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

The following table sets forth the amortized cost of the securities as of September 30, 2005 and December 31, 2004 (dollars in thousands):

                                                      September 30, 2005           December 31, 2004
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                  -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of
 U.S. government corporations and agencies            $ 94,694          3.33%      $ 92,369         2.81%
Obligations of states and
 political subdivisions                                 17,597          4.63%        25,133         4.54%
Mortgage-backed securities                              21,523          4.24%        34,032         3.82%
Other securities                                        18,030          6.76%        17,817         6.02%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $151,844          4.02%      $169,351         3.61%
                                                 ============== ============== ============= =============

At September 30, 2005, the Company's investment portfolio showed a decrease in mortgage-backed securities and obligations of states and political subdivisions securities and an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies. There was a slight increase in other securities. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2005 and December 31, 2004 were as follows (in thousands):

                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains          (Losses)          Value
                                                              --------------- --------------- ---------------- --------------
September 30, 2005
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies                       $ 94,694            $ 16           $(971)       $ 93,739
Obligations of states and political subdivisions                      16,165             349              (1)         16,513
Mortgage-backed securities                                            21,523              34            (210)         21,347
Federal Home Loan Bank stock                                           5,505               -                -          5,505
Other securities                                                      12,525             583                -         13,108
                                                              --------------- --------------- ---------------- --------------
 Total available-for-sale                                           $150,412           $ 982         $(1,182)       $150,212
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,432            $ 35            $   -         $1,467
                                                              =============== =============== ================ ==============
December 31, 2004
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies                        $92,369            $ 35           $(507)        $91,897
Obligations of states and political subdivisions                      23,581             755              (2)         24,334
Mortgage-backed securities                                            34,032             220             (54)         34,198
Federal Home Loan Bank stock                                           5,293               -                -          5,293
Other securities                                                      12,524             575                -         13,099
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale                                          $167,799         $ 1,585           $(563)       $168,821
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,552            $ 48            $ (2)        $ 1,598
                                                              =============== =============== ================ ==============

At September 30, 2005, there was one mortgage-backed security with a fair value of $2,089,000 and an unrealized loss of $19,000, and five obligations of U.S. government agencies with a fair value of $21,394,000 and an unrealized loss of $250,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of September 30, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2005 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                                One year    After 1 through After 5 through    After ten
                                                or less         5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $29,796        $ 51,414         $ 8,493         $ 4,991        $94,694
Obligations of state and
  political subdivisions                               1,456           7,512           5,925           1,272         16,165
Mortgage-backed securities                             2,166          19,357               -               -         21,523
Federal Home Loan Bank stock                               -               -               -           5,505          5,505
Other securities                                           -               -               -          12,525         12,525
                                            --------------------------------------------------------------------------------
Total investments                                    $33,418         $78,283         $14,418         $24,293       $150,412
                                            ================================================================================
Weighted average yield                                 2.41%           3.83%           4.49%           5.90%          4.00%
Full tax-equivalent yield                              2.50%           4.02%           5.32%           6.00%          4.21%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 140           $ 650           $ 140           $ 502        $ 1,432
                                            ================================================================================
Weighted average yield                                 4.26%           4.64%           4.74%           4.50%          4.63%
Full tax-equivalent yield                              6.23%           6.64%           6.78%           6.54%          6.64%
                                            ================================================================================

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2005.

Investment securities carried at approximately $130,272,000 and $143,560,000 at September 30, 2005 and December 31, 2004, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2005 and for the year ended December 31, 2004 (dollars in thousands):

                                           September 30, 2005                 December 31, 2004
                                     --------------------------------------------------------------
                                                        Weighted                         Weighted
                                                        Average                           Average
                                             Amount      Rate               Amount         Rate
                                     --------------------------------------------------------------
Demand deposits:
  Non-interest-bearing                      $ 88,525              -        $ 85,437              -
  Interest-bearing                           229,537          1.19%         230,300           .68%
Savings                                       60,714           .40%          61,144           .39%
Time deposits                                267,215          3.05%         261,564          2.80%
                                     --------------------------------------------------------------
  Total average deposits                    $645,991          1.72%        $638,445          1.43%
                                     ==============================================================

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2005 and December 31, 2004 (in thousands):

                                         September 30,       December 31,
                                                  2005               2004
                                    --------------------------------------
3 months or less                               $28,595           $ 26,916
Over 3 through 6 months                         11,298             17,560
Over 6 through 12 months                        41,094             22,826
Over 12 months                                  40,732             48,031
                                    --------------------------------------
  Total                                       $121,719           $115,333
                                    ======================================

During the first nine months of 2005, the balance of time deposits of $100,000 or more increased by $6.4 million. The increase in balances was primarily attributable to an increase in CD balances due to a promotion run in the third quarter of 2005.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $41.4 million and $42.1 million as of September 30, 2005 and December 31, 2004, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.4 million and $4.4 million as of September 30, 2005 and December 31, 2004, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2005 and December 31, 2004 is presented below (dollars in thousands):

                                                  September 30,   December 31,
                                                           2005           2004
                                                 --------------- --------------
  Securities sold under agreements to repurchase        $52,164       $ 59 835
  Federal Home Loan Bank advances:
    Overnight                                                 -              -
    Fixed term - due in one year or less                  8,000         17,300
    Fixed term - due after one year                      20,000          8,000
  Debt:
    Loans due in one year or less                         5,000          4,200
    Loans due after one year                                  -            400
    Junior subordinated debentures                       10,310         10,310
                                                 --------------- --------------
    Total                                              $ 95,474      $ 100,045
                                                 =============== ==============
    Average interest rate at end of period                3.57%          2.59%

Maximum outstanding at any month-end
  Securities sold under agreements to repurchase        $65,715        $63,517
  Federal Home Loan Bank advances:
    Overnight                                            12,014          7,000
    Fixed term - due in one year or less                 20,000         17,300
    Fixed term - due after one year                      20,000         25,300
  Federal funds purchased                                 2,000              -
  Debt:
    Loans due in one year or less                         6,200          9,025
    Loans due after one year                                200            400
    Junior subordinated debentures                       10,310         10,310

Averages for the period (YTD)
  Securities sold under agreements to repurchase        $57,537        $55,645
  Federal Home Loan Bank advances:
    Overnight                                             2,713            997
    Fixed term - due in one year or less                 13,656          8,200
    Fixed term - due after one year                      16,142         17,920
  Federal funds purchased                                   708            218
  Debt:
    Loans due in one year or less                         5,678          6,746
    Loans due after one year                                139            415
    Junior subordinated debentures                       10,310          8,704
                                                 --------------- --------------
    Total                                             $ 106,883        $98,845
                                                 =============== ==============
    Average interest rate during the period               3.92%          2.63%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $28 million as follows:

     > $5 million advance at 5.34% with a 5-year maturity, due December 14, 2005, callable quarterly

     >    $3 million advance at 3.73% with a 1-year maturity, due March 21, 2006

     >    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007

     >    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010

     > $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly

     > $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one time call 11/23/06

At September 30, 2005, outstanding debt balances include $5,000,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (4.98% as of September 30, 2005) that matured on October 22, 2005. This loan was renewed under the same terms and conditions on October 22, 2005 and is set to mature on October 21, 2006 with a maximum available balance of $15 million. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2005 and 2004 and December 31, 2004.

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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at September 30, 2005 (dollars in thousands):

                                                                   Rate Sensitive Within
                                     1 year     1-2 years    2-3 years   3-4 years    4-5 years   Thereafter     Total
                                   ----------- ------------- ----------- ----------- ------------ ------------ -----------
Interest-earning assets:
Federal funds sold and other
  interest-bearing deposits           $ 5,192         $   -       $   -       $   -        $   -        $   -     $ 5,192
Taxable investment securities          33,475        24,824      20,814      27,294            -       27,489     133,896
Nontaxable investment securities        8,184         1,709       1,467       1,034        1,509        3,845      17,748
Loans                                 316,131        80,119     100,267      64,755       56,421       14,147     631,840
                                   ----------- ------------- ----------- ----------- ------------ ------------ -----------
  Total                              $362,982      $106,652    $122,548     $93,083      $57,930      $45,481    $788,676
                                    =========== ============= =========== =========== ============ ============ ===========
Interest-bearing liabilities:
Savings and N.O.W. accounts          $ 40,061      $ 10,065    $ 10,509    $ 15,399     $ 15,926     $ 95,441    $187,401
Money market accounts                  59,747         2,234       2,296       2,978        3,040       16,070      86.365
Other time deposits                   185,889        64,388      35,777       4,517        8,639           74     299,284
Short-term borrowings/debt             65,164             -           -           -            -            -      65,164
Long-term borrowings/debt                   -         7,000           -           -       15,310        8,000      30,310
                                   ----------- ------------- ----------- ----------- ------------ ------------ -----------
  Total                              $350,861      $ 83,687     $48,582     $22,894     $ 42,915    $ 119,585    $668,524
                                   =========== ============= =========== =========== ============ ============ ===========
  Rate sensitive assets -
    rate sensitive liabilities       $ 12,121      $ 22,965     $73,966     $70,189      $15,015    $(74,104)    $120,152
  Cumulative GAP                     $ 12,121      $ 35,086    $109,052    $179,241     $194,256    $120,152

Cumulative amounts as % of total
   rate sensitive assets                 1.5%          2.9%        9.4%        8.9%         1.9%        -9.4%
Cumulative Ratio                         1.5%          4.4%       13.8%       22.7%        24.6%        15.2%


The static GAP analysis shows that at September 30, 2005, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a positive effect on net interest income. Conversely, future decreases in interest rates could have an adverse effect on net interest income.

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


Capital Resources

At September 30, 2005, the Company's stockholders' equity had increased $2,821,000 or 4.0% to $71,975,000 from $69,154,000 as of December 31, 2004.
During the first nine months of 2005, net income contributed $7,242,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $745,000, net of tax. Additional purchases of treasury stock (106,360 shares at an average cost of $40.46 per share) decreased stockholders' equity by $4,304,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2005 and December 31, 2004, the Company and First Mid Bank met all capital adequacy requirements.

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

As of September 30, 2005, the most recent notification from the OCC categorized First Mid Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands). There are no conditions or events since that notification that management believes have changed this categorization.

                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
September 30, 2005
Total Capital (to risk-weighted assets)
  Company                                        $74,821       11.81%      $50,671      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  73,716       11.74%       50,248      > 8.00%      $62,810      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         70,147       11.07%       25,336      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,042       10.99%       25,124      > 4.00%       37,686      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         70,147        8.48%       33,093      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,042        8.39%       32,921      > 4.00%       41,151      > 5.00%
                                                                                        -                         -
December 31, 2004
Total Capital (to risk-weighted assets)
  Company                                        $70,787       11.71%      $48,371      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  71,233       11.88%       47,988      > 8.00%      $59,986      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         66,166       10.94%       24,185      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612       11.10%       23,994      > 4.00%       35,991      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         66,166        7.99%       33,132      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,612        8.08%       32,961      > 4.00%       41,201      > 5.00%
                                                                                        -                         -

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

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock. On August 23, 2005 the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on September 30, 2005 to 8% of the Company's common stock plus $28 million of additional shares.

During the nine-month period ending September 30, 2005, the Company repurchased 106,360 shares at a total cost of $4,304,000. Since 1998, the Company has repurchased a total of 1,223,406 shares at a total price of $29,204,000. As of September 30, 2005, the Company was authorized per all repurchase programs to purchase $5,003,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     > First Mid Bank has $22.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2005, First Mid Bank's ratios of total capital to risk-weighted assets of 11.74% and Tier 1 capital to total average assets of 8.39% exceeded minimum regulatory requirements.

     > First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2005, the excess collateral at the Federal Home Loan Bank will support approximately $58.4 million of additional advances.

     > First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     > First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     > In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $5,000,000 as of September 30, 2005, and $10,000,000 in available funds. On October 22, 2005, the Company entered into an agreement with The Northern Trust Company to renew this loan for one year with a maturity date of October 21, 2006, under the same terms and conditions. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at September 30, 2005.

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

The following table summarizes significant contractual obligations and other commitments at September 30, 2005 (in thousands):

                                                     Less than                                      More than
                                         Total          1 year       1-3 years       3-5 years        5 years
                                 -------------- --------------- --------------- --------------- --------------
Time deposits                         $299,284        $185,581        $100,474         $13,156          $  73
Debt                                    15,310           5,000               -               -         10,310
Other borrowings                        80,164          60,164           7,000           5,000          8,000
Operating leases                         4,243             434             880             878          2,051
Supplemental retirement                    761              50             100             100            511
                                 -------------- --------------- --------------- --------------- --------------
                                      $399,762        $251,229        $108,454         $19,134        $20,945
                                 ============== =============== =============== =============== ==============

For the nine-month period ended September 30, 2005, net cash of $8.3 million and $8.0 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $17.8 million. In total, cash and cash equivalents decreased by $1.5 million since year-end 2004.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2005 and December 31, 2004 were as follows (in thousands):


                                                         September 30,         December 31,
                                                                  2005                 2004
                                                  --------------------- --------------------
Unused commitments, including lines of credit:
    Commercial real estate                                    $ 27,555             $ 25,837
    Commercial operating                                        50,817               35,986
    Home equity                                                 16,183               16,002
    Other                                                       18,925               13,577
                                                  --------------------- --------------------
       Total                                                  $113,480             $ 91,402
                                                  ===================== ====================
Standby letters of credit                                      $ 3,747              $ 2,840
                                                  ===================== ====================


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
       Period                                                                                     (d) Approximate Dollar
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price      Publicly Announced Plans       Under the Plans or
                         Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
July 1, 2005 -
  July 30, 2005                      -                      -                         -                    $1,003,000
August 1, 2005 -
  August 31, 2005               20,108                 $40.94                    20,108                    $5,180,000
September 1, 2005 -
  September 30, 2005             4,304                 $40.66                     4,304                    $5,003,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                           24,412                 $40.98                    24,412                    $5,003,000
                       ===================== ======================= ============================ =========================

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock. On August 23, 2005 the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on September 30, 2005 to 8% of the Company's common stock plus $28 million of additional shares.


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

Date:  November 8, 2005


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



Date: November 8, 2005

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



Date: November 8, 2005

By:  /s/ Michael L. Taylor

     Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2005

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2


                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2005

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer