Form 10-K
period 2005-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2006-03-09
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
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


Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X ] No

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[  ]   Accelerated filer[X]   Non-accelerated filer[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Company, as of the last business day of the Company's most recently completed second fiscal quarter was approximately $106,508,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Company is not bound by this determination for any other purpose.

As of March 8, 2006, 4,367,941 shares of the Company's common stock, $4.00 par value, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    Into Form 10-K Part:
Portions of the Proxy Statement for 2006 Annual
Meeting of Shareholders to be held on May 24, 2006                   III

                       First Mid-Illinois Bancshares, Inc.
                           Form 10-K Table of Contents

                                                                           Page

Part I

Item 1         Business                                                        3

Item 1A        Risk Factors                                                   10

Item 1B        Unresolved Staff Comments                                      11

Item 2         Properties                                                     11

Item 3         Legal Proceedings                                              13

Item 4         Submission of Matters to a Vote of Security Holders            13


Part II

Item 5         Market for Company's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities            14

Item 6         Selected Financial Data                                        16

Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          17

Item 7A        Quantitative and Qualitative Disclosures About Market Risk     37

Item 8         Financial Statements and Supplementary Data                    39

Item 9         Changes In and Disagreements with Accountants on
                 Accounting and Financial Disclosure                          64

Item 9A        Controls and Procedures                                        64

Item 9B        Other Information                                              66


Part III

Item 10        Directors and Executive Officers of the Company                66

Item 11        Executive Compensation                                         66

Item 12        Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters                   66

Item 13        Certain Relationships and Related Transactions                 67

Item 14        Principal Accountant Fees and Services                         67


Part IV

Item 15        Exhibit and Financial Statement Schedules                      68

Signatures                                                                    69

Exhibit Index                                                                 70

                                     PART I

ITEM 1.  BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the "Company") is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. ("MIDS"). The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. ("Checkley"). The Company also wholly owns a statutory business trust, First Mid-Illinois Statutory Trust I (the "Trust"), an unconsolidated subsidiary of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") became the holding company owning all of the outstanding stock of First National Bank, Mattoon ("First National") on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

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

On April 1, 2005, the Company opened a de novo branch in Highland, Illinois.

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 318 people on a full-time equivalent basis as of December 31, 2005. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Description of Business

The Company has chosen to operate in three primary lines of business--community banking and wealth management through First Mid Bank and insurance brokerage through Checkley. Of these, the community banking line contributes in excess of 90% of the Company's total revenues and profits. Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products. The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises. The insurance brokerage line provides a full range of commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals.

All three lines emphasize a "hands on" approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers. Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Strategy for Growth
The Company believes that growth of its revenue stream and of its customer base is vital to the goal of increasing the value of its shareholder's investment. Management attempts to grow in three primary ways:

o by organic growth through adding new customers and selling more products and services to existing customers; o by acquisitions; and o by entering new markets with de novo branches.

Virtually all of the Company's customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel are trained to engage in needs-based selling whereby they make an attempt to match its products and services with the particular financial needs of individual customers and prospective customers. All senior officers of the organization are required to attend monthly sales meetings where they report on their business development efforts and results. Executive management uses these meetings as educational and risk management opportunity as well. Cross-selling opportunities are encouraged between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans. Total commercial real estate loans have increased from $125 million at December 31, 2000 to $283 million at December 31, 2005. Approximately 68% of the Company's total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses. The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

Growth through a series of small acquisitions has been an integral part of the Company's strategy for an extended period of time. When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value. As the stock of the Company has not had widespread marketability to outside investors, most past acquisitions have been cash-based transactions. While the Company expects to continue this trend in the future, it would certainly consider a stock-based acquisition if the strategic and financial metrics were compelling. The emphasis on smaller acquisitions is due to the inherent risks accompanying acquisitions and the previously mentioned preference for cash financing rather than use of the Company's common stock.

The Company supplements its organic growth and growth through acquisitions with de novo branches in new market areas where there is a potential for economic progress or there is a distinct competitive advantage. The Company expects to continue this approach in the future.

This overall growth strategy is designed to grow the customer base without significantly increasing the shareholder base. This requires a certain amount of financial leverage and the Company monitors its capital base carefully to satisfy all regulatory requirements while maintaining flexibility. The Company has maintained a Dividend Reinvestment Plan as well as various forms of equity compensation for directors and key managers. It has also maintained an ongoing share buy back program both as a service to shareholders and a means of maintaining optimal levels of capital. The Company uses various forms of long-term debt to augment its capital when appropriate.

Strategy for Operations and Risk Management
Operationally, the Company centralizes as many administrative and clerical tasks as possible within its home office location in Mattoon, Illinois. This allows branches to maintain customer focus, ensures compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable and better manages the various forms of risk inherent in this business. This approach also allows for the best possible use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it does attempt to be near the leading edge with respect to operational technology.

The Company has a comprehensive set of operational policies and procedures that have been developed over time to address risk. These policies are intended to be as close as possible to "best practices" of the financial services industry and are subjected to continual review by management and the Board of Directors. The Company's internal audit function incorporates procedures to determine compliance with these policies.

In the business of banking, credit risk is the single most important risk as losses from uncollectible loans can significantly diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank's loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company's loan policies address the additional aspects of credit risk. All lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers' experience and training. The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $1.5 million. The Board of Directors must approve all underwriting decisions in excess of $2 million.

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank's loan loss experience has been good with average net charge offs amounting to $649,000 (.11% of average loans) over the past five years. Nonperforming loans were $3,458,000 (.54% of total loans) at December 31, 2005. Both of these percentages compare well with peer financial institutions.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company's Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company's net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool, employing a variety of "what if" scenarios to properly plan its activities. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin. During 2005, the Company's net interest margin declined to 3.70% from 3.75% in 2004. This was the result of intense competition for loans and deposits as well as a flat yield curve. A flat yield curve generally compresses a bank's margin as short term rates typically have the most impact on funding costs whereas longer-term rates have the greatest impact on loan pricing. As this interest rate environment is expected to continue into 2006, it is likely that our net interest margin will continue to experience some compression.

Markets and Competition

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

A significant component of the GLB Act's focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of "broker" and "dealer" under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. The SEC issued interim final rules to define certain terms in, and grant additional exemptions from, the provisions of the GLB Act in May 2001. By several orders, the SEC extended the blanket exemption for banks from the definition of "broker" and "dealer" while it has considered amendments to the interim final rules. On February 13, 2003, the SEC adopted amendments to its rules relating to the "dealer" exemption for banks, and banks have been required to comply with those rules since September 30, 2003. On June 17, 2004, the SEC proposed new rules and exemptions relating to bank brokerage activities as Regulation B, which would replace the interim final rules. Regulation B has not yet been adopted, and the SEC has extended the blanket exemption for banks from the definition of "broker" until September 30, 2006. The SEC also indicated that it may extend this exemption after the adoption of final rules to give banks additional time to comply with the rules. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

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


The Company

General. As a registered bank holding company under the BHCA that has elected to become a financial holding company under the GLB Act, the Company is subject to regulation by the Federal Reserve Board. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to First Mid Bank and to commit resources to support First Mid Bank in circumstances where the Company might not do so absent such policy. The Company is subject to inspection, examination, and supervision by the Federal Reserve Board.

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

No Federal Reserve Board approval is required for the Company to acquire a company (other than a bank holding company, bank, or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. However, the Company generally must give the Federal Reserve Board after-the-fact notice of these activities. Prior Federal Reserve Board approval is required before the Company may acquire beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank, or savings association.

If any subsidiary bank of the Company ceases to be "well-capitalized" or "well-managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest its depository institution. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.

If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of less than "satisfactory", the Company will be prohibited, until the rating is raised to "satisfactory" or better, from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations.

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

As of December 31, 2005, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board's minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 11.87%, a Tier 1 risk-based ratio of 11.14% and a leverage ratio of 8.55%.


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

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as "well-capitalized" (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than "adequately-capitalized" (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classification of all insured institutions for each semi-annual assessment period.

During the year ended December 31, 2005, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, FDIC assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

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

In addition to its insurance assessment, each insured bank is subject, in 2006, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2006 debt service assessment was .0132%.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution's total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2005, First Mid Bank paid supervisory fees to the OCC totaling $185,000.

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

During the year ended December 31, 2005, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 11.66%, a Tier 1 risk-based ratio of 10.92% and a leverage ratio of 8.36%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $11.9 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

First Mid Bank is subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank's capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank's capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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


Name (Age)                   Position With Company
------------------------------------------------------------------------------
William S. Rowland (59)      Chairman of the Board of Directors, President and
                             Chief Executive Officer
Michael L. Taylor (37)       Vice President and Chief Financial Officer
John W. Hedges (58)          President, First Mid Bank
Laurel G. Allenbaugh (46)    Vice President
Christie L. Wright (49)      Vice President, Secretary/Treasurer
Stanley E. Gilliland (61)    Vice President
Robert J. Swift, Jr. (54)    Vice President
Kelly A. Downs (38)          Vice President


William S. Rowland, age 59, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 37, has been the Vice President and Chief Financial Officer of the Company since May 2000. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 58, has been the President of First Mid Bank since September 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 46, has been Vice President of Operations since February 2000. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Christie L. Wright, age 49, has been Vice President of Investments since 1995 and Secretary and Treasurer since 1998.

Stanley E. Gilliland, age 61, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

Robert J. Swift, Jr., age 54, has been Vice President of the Trust and Financial Services Department of the Company since August 2000. He was with Central Trust Bank in Jefferson City, Missouri from 1989 to 2000.

Kelly A. Downs, age 38, has been Vice President of Human Resources since 2001, and has been with the Company since 1991.

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company's control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company's financial condition and results of operations, as well as the value of its common stock.

Interest rate risk. Interest rate risk is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operations. The Company's net interest income, its largest source of revenue, is highly dependent on achieving a positive spread between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates could negatively impact the Company's ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin. The Company's management and its Board of Directors have adopted policies that are designed to limit exposure to changing interest rates. In addition, the Company's Asset Liability Management Committee monitors compliance with these policies and monitors the sensitivity of net interest income to changes in interest rates through measures such as financial modeling.

Liquidity risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company's management and its Board of Directors have adopted policies that are designed to measure and manage liquidity risk. In addition, the Company's Asset Liability Management Committee monitors compliance with these policies and manages liquidity risk through review of balance sheet activity and projection of liquidity needs. The Company has various liquidity sources as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity" herein.

Credit risk. Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on the Company's earnings. Overall economic conditions affecting businesses and consumers could impact the Company's credit losses. In addition, real estate valuations could also impact the Company's credit losses as the Company maintains $450 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company's financial condition and results of operations. In addition, the Company's total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2005. A listing of these industries is contained in under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans" herein. A significant change in one of these industries such as a significant decline in agricultural crop prices could impact the Company's credit losses. The Company devotes significant resources and attention to managing credit risk starting with the experience and training of loan officers. The Company has adopted underwriting policies and procedures through its loan policy that specify lending authority. The Company's Senior Loan Committee, made up of the most experienced lenders within the organization, approve all underwriting decisions in excess of $1.5 million and the Board of Directors approves all underwriting decisions in excess of $2 million. The Company's loan review area evaluates and monitors loans on a periodic basis.

Operational risk. Operational risk is the risk of loss resulting from human error, inadequate or failed internal processes and systems, and external events. Operational risk includes compliance or legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. Operational risk also encompasses transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. Any of these could potentially have a material adverse effect on our financial condition and results of operations. The Company has designed a comprehensive set of internal controls that it believes are responsive to these risks. The Company's internal audit department periodically assesses the adequacy and effectiveness of these controls. This includes determining whether internal controls and information systems are properly designed and adequately tested and reviewed. Significant issues related to adequacy of controls are reported to management and the Audit Committee of the Board of Directors.

Risk of changes in economic or market conditions. The Company's financial condition and results of operations are sensitive to the general business and economic conditions in the United States and in its area of operations in central Illinois. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, agricultural prices for land and crops, commercial and residential real estate values, and the strength of the U.S. economy, as well as the local economies in which it conducts business. An economic downturn within the Company's footprint could negatively impact household and corporate incomes. This impact may lead to decreased demand for loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans. This could have a negative effect on the Company's financial condition and results of operations. Changes in economic conditions are generally beyond the Company's control and difficult to predict.

General business risks. The Company is also exposed to various business risks that could have a negative effect on the financial performance of the Company. These risks include: changes in customer behavior, changes in competition, new litigation or changes to existing litigation, claims and assessments, environmental liabilities, real or threatened acts of war or terrorist activity, adverse weather, changes in accounting standards, legislative or regulatory changes, taxing authority interpretations, and an inability on the Company's part to retain and attract skilled employees.

In addition to these risks identified by the Company, investments in the Company's common stock involve risk. The market price of the Company's common stock may fluctuate significantly in response to a number of factors including: volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies, changes in securities analysts' estimates of financial performance, and variations in quarterly or annual operating results.


ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  PROPERTIES

The Company or First Mid Bank own all of the following properties except those specifically identified as being leased.

First Mid Bank

Mattoon

First Mid Bank's main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement, which was opened in 1965 with approximately 36,000 square feet of office space, four walk-up teller stations, and four sit-down teller stations. Adjacent to this building is a parking lot with parking for approximately seventy cars. A drive-up facility with nine drive-up lanes and a drive-up automated teller machine ("ATM") is located across the street from First Mid Bank's main office.

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

The Company owns a facility at 1500 Wabash Avenue, Mattoon, Illinois, which is used by the loan and deposit services departments of First Mid Bank. The office building consists of a two-story structure with a basement that has approximately 11,200 square feet of office space.

There are four additional ATMs located in Mattoon. They are located in the Administration building of Lake Land College, in the main lobby of Sarah Bush Lincoln Health Center, at R.R. Donnelley & Sons Co. on North Route 45 and County Market at 2000 Western Avenue.

Sullivan

First Mid Bank operates two locations in Sullivan, Illinois. The main office is located at 200 South Hamilton Street, Sullivan, Illinois. Its office building is a one-story structure containing approximately 11,400 square feet of office space with five teller windows, six private offices and four drive-up lanes. Adequate customer parking is available on two sides of the main office building. The second office is a leased facility at 435 South Hamilton, Sullivan, Illinois in the IGA. The facility has two teller stations, a vault, an ATM and a night depository. There is also a walk-up ATM located in the Sullivan Citgo Station at 105 West Jackson.

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

Monticello

First Mid Bank has two offices in Monticello. The main facility is located on the northeast corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished and the basement is used for storage. Adequate parking is available to customers in back of the facility.

A second facility is located at 219 West Center Street, Monticello, Illinois. It is a one-story facility with two lobby teller stations and an attached two-bay drive-up structure with a drive-up ATM and a night depository. Adequate parking is available to serve its customers.

DeLand

First Mid Bank has an office at 220 North Highway Avenue, DeLand, Illinois. It is a one-story structure with one private office, three teller stations and a night depository. A portion of the space is leased to an outside insurance agency. Adequate parking is available in front of the building.

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

First Mid Bank leases a facility located at 1301 Broadway, Highland, Illinois. The office space, comprised of 1300 square feet, contains three lobby teller windows, two drive-up lanes and one drive-up ATM, a night depository, two private offices, safe deposit and loan vaults and a conference room. Adequate parking is available to serve customers.

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

Checkley

Mattoon

Checkley leases a facility located at 100 Lerna South, Mattoon, Illinois. The office space, comprised of approximately 8,829 square feet, contains ten offices, two conference rooms, a file room and an open work area that can accommodate nine workstations. Adequate parking is available to serve customers.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company's common stock was held by approximately 661 shareholders of record as of December 31, 2005 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows, for the indicated periods, the range of reported prices per share of the Company's common stock. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                  Quarter            High          Low
             ------------------- ------------- -------------
             2005
                    4th             41 1/2        40 1/4
                    3rd             42            40 1/9
                    2nd             40 8/9        40
                    1st             41            37 3/4
             2004
                    4th             41            36 3/4
                    3rd             37            32 5/6
                    2nd             33 2/3        32
                    1st             33 4/9        31



The following table sets forth the cash dividends per share on the Company's common stock for the last two years.


                                                            Dividend
             Date Declared             Date Paid           Per Share
       --------------------------- ------------------- ------------------
               12-13-2005              1-09-2006             $.26
                4-26-2005              6-15-2005             $.24
               12-14-2004              1-07-2005             $.24
                4-27-2004              6-18-2004             $.21



On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. Par value remained at $4 per share. All share and per share amounts have been restated for years prior to 2004 to give retroactive recognition to the stock split.

The Company's shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank's dividend restrictions, see Note 17 - "Dividend Restrictions" herein. The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2005.

The following table summarizes share repurchase activity for the fourth quarter of 2005:


                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                 Period                     (a) Total     (b) Average      (c) Total Number of     (d) Approximate Dollar
                                                                                                    Value of Shares that
                                            Number of                   Shares Purchased as Part    May Yet Be Purchased
                                              Shares       Price Paid     of Publicly Announced      Under the Plans or
                                            Purchased      per Share        Plans or Programs             Programs
----------------------------------------- --------------- ------------- -------------------------- ------------------------
October 1, 2005 - October 31, 2005              --             --                  --                    $5,003,000
November 1, 2005 - November 30, 2005          8,700          $40.37               8,700                  $4,652,000
December 1, 2005 - December 31, 2005          4,753          $41.21               4,753                  $4,456,000
                                          --------------- ------------- -------------------------- ------------------------
Total                                         13,453         $40.67              13,453                  $4,456,000
                                          =============== ============= ========================== ========================


On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company's common stock. In September 2003, the Board of Directors approved the repurchase of $10 million additional shares of the Company's stock and on April 27, 2004, the Board approved the repurchase of $5 million additional shares of the Company's common stock. On August 23, 2005, the Board approved the repurchase of $5 million additional shares of the Company's common stock, bringing the aggregate total of purchases authorized on December 31, 2005 to 8% of the Company's common stock plus $28 million of additional shares.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data. (dollars in thousands, except per share data)


                                                         2005         2004         2003         2002         2001
                                                   ------------ ------------ ------------ ------------ ------------
Summary of Operations
  Interest income                                      $44,580      $40,024      $38,938      $41,387      $45,506
  Interest expense                                      15,687       11,644       11,896       14,661       21,590
                                                   ------------ ------------ ------------ ------------ ------------
    Net interest income                                 28,893       28,380       27,042       26,726       23,916
  Provision for loan losses                              1,091          588        1,000        1,075          600
  Other income                                          12,518       11,639       12,255       10,394        8,279
  Other expense                                         25,385       25,139       24,530       24,006       22,039
                                                   ------------ ------------ ------------ ------------ ------------
    Income before income taxes                          14,935       14,292       13,767       12,039        9,556
  Income tax expense                                     5,128        4,541        4,674        4,005        3,040
                                                   ------------ ------------ ------------ ------------ ------------
      Net income                                       $ 9,807      $ 9,751      $ 9,093      $ 8,034      $ 6,516
                                                   ============ ============ ============ ============ ============

Per Common Share Data (1)
  Basic earnings per share                              $ 2.22       $ 2.17       $ 1.92       $ 1.60       $ 1.29
  Diluted earnings per share                              2.16         2.13         1.88         1.58         1.28
  Dividends per common share                               .50          .45          .43          .33          .29
  Book value per common share                            16.47        15.53        15.02        13.97        12.64

Capital Ratios
  Total capital to risk-weighted assets                 11.87%       11.71%       10.61%       10.35%       11.23%
  Tier 1 capital to risk-weighted assets                11.14%       10.94%        9.83%        9.64%       10.47%
  Tier 1 capital to average assets                       8.55%        7.99%        7.18%        6.62%        7.34%

Financial Ratios
  Net interest margin                                    3.70%        3.75%        3.75%        3.99%        3.87%
  Return on average assets                               1.18%        1.20%        1.17%        1.11%         .97%
  Return on average common equity                       13.64%       14.24%       13.11%       11.82%       10.56%
  Dividend payout ratio                                 22.55%       20.92%       22.57%       20.92%       22.28%
  Average equity to average assets                       8.64%        8.44%        8.94%        9.36%        9.20%
  Allowance for loan losses as a percent
  of total loans                                         0.73%        0.77%        0.80%        0.74%        0.79%

Year End Balances
  Total assets                                        $850,573     $826,728     $793,981     $776,240     $705,979
  Net loans                                            631,707      590,539      547,647      489,071      463,970
  Total deposits                                       649,069      650,240      614,992      613,452      559,420
  Total equity                                          72,326       69,154       70,595       66,807       63,925

Average Balances
  Total assets                                        $832,752     $811,061     $776,072     $727,986     $670,890
  Net loans                                            606,064      568,271      520,962      479,957      450,466
  Total deposits                                       650,116      638,445      611,982      573,670      540,209
  Total equity                                          71,911       68,459       69,349       67,989       61,714


(1) All share and per share data have been restated to reflect the 3-for-2 stock splits effective July 16, 2004 and November 16, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in Item 1A of this Annual Report on Form 10-K captioned "Risk Factors" and elsewhere in the filing and the Company's other filings with the Securities and Exchange Commission.


For the Years Ended December 31, 2005, 2004, and 2003

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

Net income was $9.81 million, $9.75 million, and $9.09 million and diluted earnings per share was $2.16, $2.13, and $1.88 for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in net income was primarily the result of higher net interest income and greater non-interest income. The increase in earnings per share was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through the Company's stock buy-back program. During 2005, the Company acquired 119,813 shares for a total investment of $4,851,000. The following table shows the Company's annualized performance ratios for the years ended December 31, 2005, 2004 and 2003:


                                      2005          2004          2003
                                 ------------- ------------- -------------
Return on average assets                1.18%         1.20%         1.17%
Return on average equity               13.64%        14.24%        13.11%
Average equity to average               8.64%         8.44%         8.94%
assets


Total assets at December 31, 2005, 2004, and 2003 were $850.6 million, $826.7 million, and $794.0 million, respectively. The increase in net assets was primarily the result of an increase in net loan balances offset by a decrease in available for sale securities that matured during 2005 and were not replaced. Net loan balances increased to $631.7 million at December 31, 2005, from $590.5 million and $547.6 million at December 31, 2004 and 2003, respectively. The increase in 2005 of $41.2 million or 7% was primarily due to an increase in commercial real estate loans. Total deposit balances decreased to $649.1 million at December 31, 2005 from $650.2 million at December 31, 2004 and $615.0 million at December 31, 2003.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.70% for 2005 and 3.75% for 2004 and 2003. The decrease in net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. This is primarily due to a flattening of the interest rate yield curve where rates on short-term financial instruments have increased faster than rates on longer-term instruments.

While the net interest margin declined between 2004 and 2005 and remained flat between 2003 and 2004, net interest income increased from $27.0 million in 2003 to $28.4 million in 2004 and to $28.9 million in 2005. This increase was the result of management's business development efforts that led to higher levels of average interest-earning assets of $721.7 million in 2003, $756.8 million in 2004 and $781.7 million in 2005. This growth offset the factors previously mentioned which led to margin compression and led to higher levels of net interest income. The ability of the Company to continue to grow net interest income is largely dependent on management's ability to succeed in its overall business development efforts. Management expects these efforts to continue but will not compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $12.5 million in 2005 compared to $11.6 million in 2004 and $12.3 million in 2003. The primary reasons for this increase of $.9 million or 7.8% were $373,000 in gains on the sale of securities during 2005 as market conditions and investment portfolio liquidity were conducive to the sale compared to $92,000 in gains during 2004 and an increase in income on mortgage loans originated and sold due to lower long-term interest rates. In addition, there were increases in trust revenues, insurance commissions and ATM and bankcard service fees during 2005 compared to 2004.

Non-interest expenses increased 1.2% or $.3 million, to $25.4 million in 2005 compared to $25.1 million in 2004 and $24.5 million in 2003. The primary factor in the expense increase was an increase in occupancy and equipment expenses due to increased rent expense for Checkley offices offset by a decrease in depreciation expense for computer equipment fully depreciated in 2004 and increases in accounting and legal professional fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                       2005 vs 2004   2004 vs 2003
                                     --------------- --------------
Net interest income                          $ 513         $1,338
Provision for loan losses                     (503)           412
Other income, including securities             879           (616)
transactions
Other expenses                                (246)          (609)
 Income taxes                                 (587)           133
                                     --------------- --------------
Increase in net income                        $ 56          $ 658
                                     =============== ==============


Credit quality is an area of importance to the Company and the level of nonperforming loans and net charge-offs remained below peer banks in 2005. Year-end total nonperforming loans did not change materially with $3.5 million at December 31, 2005 compared to $3.1 million at December 31, 2004 and $3.3 million at December 31, 2003. The Company's provision for loan losses was $1,091,000 for 2005 compared to $588,000 for 2004. During the year, a decline in credit quality of two commercial loans secured by business assets and one secured by commercial real estate resulted in charges to the provision for loan losses of $408,000 and accounted for the majority of the provision increase. At December 31, 2005, the composition of the loan portfolio remained similar to 2004. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of December 31, 2005 and 2004.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital ratio to risk weighted assets ratio at December 31, 2005, 2004, and 2003 was 11.14%, 10.94%, and 9.83%, respectively. The Company's total capital to risk weighted assets ratio at December 31, 2005, 2004, and 2003 was 11.87%, 11.71%, and 10.61%, respectively. The increase in 2005 was primarily the result of an increase in retained earnings due to the Company's increase in net income. The increase in 2004 was primarily the result of the issuance of trust preferred securities by First Mid-Illinois Statutory Trust I ("Trust"), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. This was partially offset by a decline in equity as a result of the increase in the number of shares repurchased under the Company's stock repurchase program.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See "Liquidity" herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2005, 2004 and 2003 were $117.8 million, $94.2 million and $87.8 million, respectively. See Note 12 - "Disclosure of Fair Values of Financial Instruments" and Note 18 - "Commitments and Contingent Liabilities" herein for further information.


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


Mergers and Acquisitions

On February 14, 2006, the Company announced it had entered into an agreement and plan of merger to acquire Mansfield Bancorp, Inc. ("Mansfield"), and its wholly owned subsidiary, Peoples State Bank of Mansfield ("Peoples") in Mansfield, Mahomet and Weldon, Illinois for a total cost of approximately $24 million in cash with no Company stock to be issued. The Company expects to finance the purchase price through a dividend of $5 million from First Mid Bank and a loan of the balance from The Northern Trust Company. As of December 31, 2005, Mansfield had consolidated assets of $127 million, consolidated total deposits of $111 million and consolidated stockholders' equity of $15 million. The Company expects the acquisition to be accretive to earnings in 2006, and that it will be able to reduce the annual expenses of the acquired operations by approximately 20-25%. The acquisition is expected to close in the second quarter of 2006, pending approval from Mansfield's shareholders, the Federal Reserve Board and the Illinois Department of Financial and Professional Regulation.


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

The Company's average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

                                        Year Ended                  Year Ended                  Year Ended
                                     December 31, 2005          December 31, 2004           December 31, 2003
                                ------------------------------------------------------------------------------------
                                 Average           Average  Average            Average  Average            Average
                                 Balance Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                                ------------------------------------------------------------------------------------
ASSETS
Interest-bearing deposits        $  1,330  $    40    3.01%  $  4,729  $    75    1.59% $ 10,715   $   112    1.05%
Federal funds sold                  9,184      285    3.10%     8,813      103    1.17%   16,285       164    1.01%
Investment securities
  Taxable                         140,972    5,313    3.77%   143,568    4,860    3.39%  141,120     4,961    3.52%
  Tax-exempt (1)                   19,435      871    4.48%    26,814    1,193    4.45%   28,467     1,266    4.45%
Loans (2) (3)                     610,781   38,071    6.23%   572,836   33,793    5.90%  525,095    32,435    6.18%
                                ------------------------------------------------------------------------------------
Total earning assets              781,702   44,580    5.70%   756,760   40,024    5.29%  721,682    38,938    5.40%
                                ------------------------------------------------------------------------------------
Cash and due from banks            17,828                      18,870                     18,464
Premises and equipment             15,115                      15,692                     16,578
Other assets                       22,824                      24,304                     23,481
Allowance for loan losses          (4,717)                     (4,565)                    (4,133)
                                ----------                 -----------                 ----------
Total assets                     $832,752                    $811,061                   $776,072
                                ==========                 ===========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                $229,532    2,975    1.30%  $230,300    1,568    0.68% $219,809     1,778    0.81%
  Savings deposits                 59,830      248    0.41%    61,144      236    0.39%   56,402       302    0.54%
  Time deposits                   271,161    8,496    3.13%   261,564    7,318    2.80%  250,403     7,671    3.06%
Securities sold under
  agreements to repurchase         57,799    1,496    2.59%    55,645      455    0.82%   47,795       272    0.57%
FHLB advances                      31,545    1,536    4.87%    27,117    1,484    5.47%   31,094     1,632    5.25%
Federal funds purchased               874       33    3.78%       218        3    1.38%       14         -    0.00%
Subordinated debentures            10,310      643    6.24%     8,704      382    4.39%        -         -        -
Other debt                          5,711      260    4.55%     7,161      198    2.76%    9,411       241    2.56%
                                ------------------------------------------------------------------------------------
Total interest-bearing
    liabilities                   666,762   15,687    2.35%   651,853   11,644    1.79%  614,928    11,896    1.93%
                                ------------------------------------------------------------------------------------
Demand deposits                    89,593                      85,437                     85,368
Other liabilities                   4,486                       5,312                      6,427
Stockholders' equity               71,911                      68,459                     69,349
                                ----------                 -----------                 ----------
Total liabilities & equity       $832,752                    $811,061                   $776,072
                                ==========                 ===========                 ==========
Net interest income                        $28,893                     $28,380                     $27,042
                                         ==========                  ==========                 ==========
Net interest spread                                   3.35%                       3.50%                       3.47%
Impact of non-interest bearing funds                   .35%                        .25%                        .28%
                                                  ----------                  ----------                  ----------
Net yield on interest-earning assets                  3.70%                       3.75%                       3.75%
                                                  ==========                  ==========                  ==========

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

                                       2005 Compared to 2004        2004 Compared to 2003
                                       Increase - (Decrease)        Increase - (Decrease)
                                   -----------------------------------------------------------
                                     Total                        Total
                                    Change  Volume (1) Rate (1)  Change  Volume (1) Rate (1)
                                   -----------------------------------------------------------
Earning Assets:
Interest-bearing deposits              $(35)    $  175  $  (210)   $ (37)    $(466)   $   429
Federal funds sold                       182         4       178     (61)      (93)        32
Investment securities:
  Taxable                                453      (87)       540    (101)        90     (191)
  Tax-exempt (2)                       (322)     (331)         9     (73)      (74)         1
Loans (3)                              4,278     2,320     1,958    1,358     2,707   (1,349)
                                   -----------------------------------------------------------
  Total interest income                4,556     2,081     2,475    1,086     2,164   (1,078)
                                   -----------------------------------------------------------
Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                      1,407       (5)     1,412    (210)        89     (299)
  Savings deposits                        12       (9)        21     (66)        29      (95)
  Time deposits                        1,178       280       898    (353)       391     (744)
Securities sold under
  agreements to repurchase             1,041        19     1,022      183        50       133
FHLB advances                             52       159     (107)    (148)     (219)        71
Federal funds purchased                   30        19        11        3         1         2
Subordinated debentures                  261        80       181      382       382         -
Other debt                                62      (28)        90     (43)      (64)        21
                                   -----------------------------------------------------------
  Total interest expense               4,043       515     3,528    (252)       659     (911)
                                   -----------------------------------------------------------
 Net interest income                    $513    $1,566  $(1,053)   $1,338    $1,505   $ (167)
                                   ===========================================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)  The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $513,000, or 1.8% in 2005, compared to an increase of $1,338,000, or 4.9% in 2004. The increases in net interest income in 2005 and 2004 were primarily due to growth in interest-earning assets primarily composed of loan growth that was offset by an increase in the cost of interest-bearing liabilities.

In 2005, average earning assets increased by $24.9 million, or 3.3%, and average interest-bearing liabilities increased $14.9 million or 2.3% compared with 2004. In 2004, average earning assets increased by $35 million or 4.9%, and average interest-bearing liabilities increased $36.9 million or 6.0% compared with 2003. Changes in average balances are shown below:

     * Average loans increased by $37.9 million or 6.6% in 2005 compared to 2004. In 2004, average loans increased by $47.7 million or 9.0% compared to 2003.

     * Average securities decreased by $10 million or 5.9% in 2005 compared to 2004. In 2004, average securities increased by $.8 million or .5% compared to 2003.

     * Average interest-bearing deposits increased by $7.5 million or 1.4% in 2005 compared to 2004. In 2004, average interest-bearing deposits increased by $26.4 million or 5.0% compared to 2003.

     * Average securities sold under agreements to repurchase increased by $2.2 million or 3.9% in 2005 compared to 2004. In 2004, average securities sold under agreements to repurchase increased by $7.9 million or 16.5% compared to 2003.

     * Average borrowings and other debt increased by $5.2 million or 12% in 2005 compared to 2004. In 2004, average borrowings and other debt decreased by $2.7 million or 6.7% compared to 2003.

     * The federal funds rate increased to 4.50% at December 31, 2005 from 2.25% at December 31, 2004 and from 1.00% at December 31, 2003.

     * Net interest margin decreased to 3.70% compared to 3.75% in 2004 and 2003. Asset yields increased by 41 basis points in 2005, while interest-bearing liabilities increased by 56 basis points.


To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2005, 2004 and 2003 were $449,000, $615,000 and $652,000, respectively. The net yield on interest-earning assets (TE) was 3.75% in 2005, 3.83% in 2004 and 3.84% in 2003.


Provision for Loan Losses

The provision for loan losses in 2005 was $1,091,000 compared to $588,000 in 2004 and $1,000,000 in 2003. Nonperforming loans increased to $3,458,000 at December 31, 2005 from $3,106,000 and $3,331,000 at December 31, 2004 and 2003,
respectively. Net charge-offs were $1,064,000 during 2005, $393,000 during 2004, and $297,000 during 2003. For information on loan loss experience and nonperforming loans, see "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" herein.


Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):


                                                                $ Change
                                                              From Prior Year
                                                             -------------------
                            2005         2004         2003      2005      2004
                      ------------ ------------ ------------ --------- ---------
Trust                    $ 2,356      $ 2,254      $ 1,992     $ 102    $  262
Brokerage                    383          428          283       (45)      145
Insurance commissions      1,567        1,447        1,476       120       (29)
Service charges            4,719        4,746        4,484       (27)      262
Securities gains             373           92          370       281      (278)
Mortgage banking             742          522        1,673       220    (1,151)
Other                      2,378        2,150        1,977       228       173
                      ------------ ------------ ------------ --------- ---------
Total other income       $12,518      $11,639      $12,255     $ 879    $ (616)
                      ============ ============ ============ ========= =========


Total non-interest income increased to $12,518,000 in 2005 compared to $11,639,000 in 2004 and $12,255,000 in 2003. The primary reasons for the more significant year-to-year changes in other income components are as follows:

     * Trust revenues increased $102,000 or 4.5% to $2,356,000 in 2005 from $2,254,000 in 2004 and $1,992,000 in 2003. Approximately 50 percent of trust revenue is market value dependent. The increase in trust revenues was the result of new business and an increase in equity prices.

     * Revenue from brokerage and annuity sales decreased $45,000 or 10.5% to $383,000 in 2005 from $428,000 in 2004 and $283,000 in 2003 as a result of a decrease in the number of stock transactions.

     * Insurance commissions increased $120,000 or 8.3% to $1,567,000 in 2005 from $1,447,000 in 2004 and $1,476,000 in 2003 due to an increase in commissions received on sales of business property and casualty insurance.

     * Fees from service charges decreased $27,000 or .6% to $4,719,000 in 2005 from $4,746,000 in 2004 and $4,484,000 in 2003. This decrease was primarily the result of decreases in transaction account services charges due to increased balances in free-checking products.

     * Net securities gains in 2005 were $373,000 compared to net securities gains of $92,000 in 2004, and $370,000 in 2003. Several securities in the available-for-sale portfolio were sold to improve the overall portfolio mix and the margin in 2005, 2004 and 2003.

     * Mortgage banking income increased $220,000 or 42.1% to $742,000 in 2005 from $522,000 in 2004 and $1,673,000 in 2003. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances are as follows:

          *    $63 million (representing 605 loans) in 2005
          *    $42 million (representing 441 loans) in 2004
          *    $135 million (representing 1,451 loans) in 2003

     * Other income increased $228,000 or 8.8% to $2,378,000 in 2005 from $2,150,000 in 2004 and $1,977,000 in 2003. The increase was primarily due to increased ATM and bankcard service fees and increased check printing income.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):


                                                                   $ Change
                                                                From Prior Year
                                                               -----------------
                                     2005      2004      2003     2005    2004
                                 --------- --------- --------- -------- --------
Salaries and benefits             $13,310   $13,626   $13,232   $(316)    $ 394
Occupancy and equipment             4,401     4,259     4,290      142     (31)
Amortization of other intangibles     568       623       774     (55)    (151)
Stationery and supplies               522       518       566        4     (48)
Legal and professional fees         1,553     1,173       991      380      182
Marketing and promotion               728       771       662     (43)      109
Other                               4,303     4,169     4,015      134      154
                                 --------- --------- --------- -------- --------
  Total other expense              $25,385   $25,139   $24,530   $ 246    $ 609
                                 ========  ========= ========= ======== ========


Total non-interest expense increased to $25,385,000 in 2005 from $25,139,000 in 2004 and $24,530,000 in 2003. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

     * Salaries and employee benefits, the largest component of other expense, decreased $316,000 or 2.3% to $13,310,000 in 2005 from
          $13,626,000 in 2004 and $13,232,000 in 2003. This decrease is due to a reduction in incentive compensation expense for bonuses paid based on company performance offset by merit increases for continuing employees and additional employees hired due to the addition of a branch in Highland. There were 318 full-time equivalent employees at December 31, 2005 compared to 317 at December 31, 2004 and 314 at December 31, 2003.

     * Occupancy and equipment expense increased $142,000 or 3.3% to $4,401,000 in 2005 from $4,259,000 in 2004 and $4,290,000 in 2003.
          This increase is due to an increase in rent expense for Checkley offices offset by a decrease in depreciation expense for computer equipment fully depreciated in 2004.

     * There was no amortization of goodwill expense during 2005 and 2004 in accordance with SFAS 142 and SFAS 147. Amortization of other intangibles expense decreased $55,000. This was a result of a reduction of core deposit intangible expense of $29,000 and a reduction of mortgage servicing rights amortization of $26,000.

     * Other operating expenses increased $134,000 or 3.2% to 4,303,000 in 2005 from $4,169,000 in 2004 and $4,015,000 in 2003. This increase resulted from an increase in expenses related to other real estate owned.

     * On a net basis, all other categories of operating expenses increased $341,000 or 13.9% to $2,803,000 in 2005 from $2,462,000 in 2004 and
          $2,219,000 in 2003. The increase was primarily due to increases in various professional fees.


Income Taxes

Income tax expense amounted to $5,128,000 in 2005 compared to $4,541,000 in 2004 and $4,674,000 in 2003. Effective tax rates were 34.3%, 31.8% and 33.9%, respectively, for 2005, 2004 and 2003. The increase in the effective tax rate in 2005 compared to 2004 is due to a decrease in deductible interest income from municipal securities and a non-recurring reduction to the tax accrual in 2004 that was made to accurately reflect the estimated tax liability position.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):


                                    2005          2004           2003          2002          2001
                           -----------------------------------------------------------------------
Real estate - mortgage          $450,435      $427,154       $390,841      $340,033      $331,873
Commercial & agricultural        150,598       137,733        131,609       127,065       107,620
Installment                       34,385        30,587         28,932        31,119        32,522
Other                              2,715         2,375          1,442         1,647         1,228
                           -----------------------------------------------------------------------
  Total loans                   $638,133      $597,849       $552,824      $499,864      $473,243
                           =======================================================================


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

Loan balances increased by $40 million or 6.7% from December 31, 2004 to December 31, 2005 primarily as a result of an increase in commercial real estate loan balances of $27.1 million. Loans secured by apartment buildings and hotels comprised the largest percentage of the growth in commercial real estate loans. Balances of loans sold into the secondary market were $63 million in 2005, compared to $42 million in 2004. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,778,000 and $2,689,000 as of December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had loan concentrations in agricultural industries of $92.3 million, or 14.5%, of outstanding loans and $91.5 million, or 15.3%, at December 31, 2004. In addition, the Company had loan concentrations in the following industries as of December 31, 2005 and 2004 (dollars in thousands):


                                            2005                     2004
                                   Principal  % Outstanding  Principal  % Outstanding
                                    balance       loans       balance        loans
                                  ----------- ------------- ----------- -------------
 Operators of non-residential
   buildings                         $22,446         3.52%     $18,864         3.16%
 Apartment building owners            40,843         6.40%      23,111         3.87%
 Motels, hotels & tourist courts      28,054         4.40%      25,756         4.31%
 Subdividers & developers (1)         26,397         4.14%      14,302         2.39%


(1) At December 31, 2004, this industry was not a concentration for the Company. The December 31, 2004 balance for this industry is included for comparative purposes only.


The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2005, by maturities (in thousands):


                                            Maturity (1)
                           -------------------------------------------------
                                             Over 1
                              One year      through        Over
                            or less(2)      5 years     5 years       Total
                           -------------------------------------------------
Real estate - mortgage        $130,450     $278,583    $ 41,402    $450,435
Commercial & agricultural      101,098       44,509       4,991     150,598
Installment                     17,310       16,451         291      34,385
Other                              978        1,399         338       2,715
                           -------------------------------------------------
   Total loans                $249,836     $341,275     $47,022    $638,133
                           =================================================
(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.


As of December 31, 2005, loans with maturities over one year consisted of $304 million in fixed rate loans and $84 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.


Nonperforming Loans

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as "renegotiated loans".

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):


                                                                       December 31,
                                                -----------------------------------------------------------
                                                       2005       2004        2003        2002       2001
                                                -----------------------------------------------------------
Nonaccrual loans                                      $3,458     $3,106      $3,296      $2,961     $3,419
Renegotiated loans which are performing in
accordance with revised terms                              -          -          35         188        188
                                                -----------------------------------------------------------
Total nonperforming loans                             $3,458     $3,106      $3,331      $3,149     $3,607
                                                ===========================================================


At December 31, 2005, $1,966,000 of the nonperforming loans resulted from collateral-dependent loans to three borrowers. The $352,000 increase in nonaccrual loans during the year resulted from the net of $893,000 of loans put on nonaccrual status, offset by $114,000 of loans transferred to other real estate owned, $143,000 of loans charged off and $284,000 of loans becoming current or paid-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $99,000, $169,000 and $213,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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


Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management's estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company's credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At December 31, 2005, the Company's loan portfolio included $92.3 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $.8 million from $91.5 million at December 31, 2004. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $28.1 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $22.4 million of loans to operators of non-residential buildings, $40.8 million of loans to apartment building owners and $26.4 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Loan loss experience for the past five years are summarized as follows (dollars in thousands):

                                                -------------------------------------------------------------
                                                       2005         2004        2003        2002        2001
                                                -------------------------------------------------------------
Average loans outstanding, net of
  unearned income                                  $610,781     $572,836    $525,095    $483,764    $454,108

Allowance-beginning of year                          $4,621       $4,426      $3,723      $3,702      $3,262
Balance added through acquisitions                        -            -           -           -         275

Charge-offs:
Commercial, financial and agricultural                  757          436         589         673         244
Real estate-mortgage                                    122           23          50         200          86
Installment                                             278          129         139         255         171
Other                                                   130            -           -           -           -
                                                -------------------------------------------------------------
  Total charge-offs                                   1,287          588         778       1,128         501
Recoveries:
Commercial, financial and agricultural                   75          146         427          12          22
Real estate-mortgage                                     63            -          15          17           -
Installment                                              42           49          39          45          44
Other                                                    43            -           -           -           -
                                                -------------------------------------------------------------
   Total recoveries                                      223          195         481          74          66
                                                -------------------------------------------------------------
Net charge-offs                                       1,064          393         297       1,054         435

Provision for loan losses                             1,091          588       1,000       1,075         600
                                                -------------------------------------------------------------
Allowance-end of year                               $ 4,648      $ 4,621     $ 4,426     $ 3,723     $ 3,702
                                                =============================================================

Ratio of net charge-offs to average loans              .17%         .07%        .06%        .22%        .10%
                                                =============================================================
Ratio of allowance for loan losses to
  loans outstanding (at end of year)                   .73%         .77%        .80%        .74%        .79%
                                                =============================================================
Ratio of allowance for loan losses to
  nonperforming loans                                134.4%       148.8%      132.9%      118.2%      102.6%
                                                =============================================================


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

During 2005, the Company had net charge-offs of $1,064,000 compared to $393,000 in 2004 and $297,000 in 2003. During 2005, the Company's significant charge-offs included $408,000 on two commercial loans secured by business assets and one secured by commercial real estate. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period. During 2004, significant charge-offs included $118,000 on two commercial loans of a single borrower and $124,000 on two commercial real estate loans of a single borrower. The Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period and $68,500 on two commercial real estate loans that were previously charged-off. The Company's significant charge-offs during 2003 included $170,000 on a commercial loan and $80,000 on an agricultural loan secured by crops.

At December 31, 2005, the allowance for loan losses amounted to $4,648,000, or ..73% of total loans, and 134.4% of nonperforming loans. At December 31, 2004, the allowance was $4,621,000, or .77% of total loans, and 148.8% of nonperforming loans. The ratio of the allowance for loan losses to total loans has been consistent over the past five years ranging from .73% to .80% and represents management's estimates of the amounts necessary to provide an adequate reserve against possible future charge-offs.

The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):


                                 December 31, 2005            December 31, 2004            December 31, 2003
                             --------------------------   --------------------------   --------------------------
                               Allowance      % of          Allowance      % of          Allowance      % of
                                  for         loans            for         loans            for         loans
                                  loan      to total           loan      to total           loan      to total
                                 losses       loans           losses       loans           losses       loans
                             --------------------------   --------------------------   --------------------------
Real estate-mortgage                 $  134      70.6%            $  240      71.4%            $  219      70.7%
Commercial, financial
  and agricultural                    3,249      23.6%             3,124      23.1%             2,912      23.8%
Installment                             319       5.4%               150       5.1%               154       5.2%
Other                                    18        .4%                 -        .4%                 -        .3%
                             --------------------------   --------------------------   --------------------------
Total allocated                       3,720                        3,514                        3,285
Unallocated                             928        N/A             1,107        N/A             1,141        N/A
                             --------------------------   --------------------------   --------------------------
Allowance at end of
  Year                               $4,648     100.0%            $4,621     100.0%            $4,426     100.0%
                             ==========================   ==========================   ==========================

                                 December 31, 2002            December 31, 2001
                             --------------------------   --------------------------
                               Allowance      % of          Allowance      % of
                                  for         loans            for        loans
                                  loan      to total          loan       to total
                                 losses       loans          losses       loans
                             -------------------------------------------------------
Real estate-mortgage                 $  215      68.1%            $  282      70.1%
Commercial, financial
  and agricultural                    2,882      25.4%             2,524      22.7%
Installment                             190       6.2%               207       6.9%
Other                                     -        .3%                 -        .3%
                             -------------------------------------------------------
Total allocated                       3,287                        3,013
Unallocated                             436        N/A               689        N/A
                             -------------------------------------------------------
Allowance at end of
  year                               $3,723     100.0%            $3,702     100.0%
                             ==========================   ==========================


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

The following table sets forth the year-end amortized cost of the Company's securities for the last three years (dollars in thousands):


                                                                         December 31,
                                       ----------------------------------------------------------------------------------
                                                  2005                       2004                        2003
                                       --------------------------- -------------------------- ---------------------------
                                                       Weighted                   Weighted                    Weighted
                                                       Average                     Average                    Average
                                          Amount        Yield         Amount        Yield        Amount        Yield
                                       ------------- ------------- ------------- ------------ ------------- -------------
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                $ 108,506         3.74%       $92,369        2.81%     $ 109,544         3.25%
Obligations of states and
 political subdivisions                      16,829         4.54%        25,133        4.54%        26,895         4.86%
Mortgage-backed securities                   20,046         4.34%        34,032        3.82%        21,607         3.64%
Other securities                             13,083         6.21%        17,817        6.02%        17,521         5.87%
                                       ------------- ------------- ------------- ------------ ------------- -------------
    Total securities                       $158,464         4.10%      $169,351        3.61%      $175,567         3.81%
                                       ============= ============= ============= ============ ============= =============


At December 31, 2005, the Company's investment portfolio showed a decrease in mortgage-backed securities and obligations of states and political subdivisions securities and an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies. There was also a decrease in other securities. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2005 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.


                                     One         After 1        After 5        After
                                     year        through        through          10
                                   or less       5 years       10 years        years         Total
                                ------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies            $ 27,771       $62,257        $13,484        $4,994      $108,506
Obligations of state and
  political subdivisions                 1,958         4,806          6,646         2,007        15,417
Mortgage-backed securities               1,602        18,444              -             -        20,046
Other securities                             -             -          2,500        10,583        13,083
                                ------------------------------------------------------------------------
Total investments                      $31,331       $85,507        $22,630       $17,584      $157,052
                                ========================================================================
Weighted average yield                   3.26%         3.99%          4.77%         5.20%         4.09%
Full tax-equivalent yield                3.40%         4.10%          5.40%         5.43%         4.30%


Held-to-maturity:
Obligations of state and
  political subdivisions                  $140         $ 630          $ 140         $ 502       $ 1,412
                                ========================================================================
Weighted average yield                   5.28%         5.50%          5.75%         5.35%         5.45%
Full tax-equivalent yield                7.79%         8.12%          8.51%         7.91%         8.05%




The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders' equity at December 31, 2005.

At December 31, 2005, there were three mortgage-backed securities with a fair value of $8,146,000 and an unrealized loss of $178,000, and ten obligations of U.S. government agencies with a fair value of $53,798,313 and an unrealized loss of $1,109,665, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of December 31, 2005 represents an other than temporary impairment.

Investment securities carried at approximately $136,787,000 and $143,560,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.


Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates at December 31, 2005, 2004 and 2003 (dollars in thousands):


                                               2005                    2004                     2003
                                     --------------------------------------------------------------------------
                                                   Weighted                Weighted                 Weighted
                                       Average     Average     Average      Average     Average     Average
                                        Balance      Rate       Balance      Rate        Balance      Rate
                                     --------------------------------------------------------------------------
Demand deposits:
  Non-interest bearing                   $ 89,593           -    $ 85,437            -    $ 85,368           -
  Interest bearing                        229,532       1.30%     230,300         .68%     219,809        .81%
Savings                                    59,830        .41%      61,144         .39%      56,402        .54%
Time deposits                             271,161       3.13%     261,564        2.80%     250,403       3.06%
                                     --------------------------------------------------------------------------
  Total average deposits                 $650,116       1.80%    $638,445        1.43%    $611,982       1.59%
                                     ==========================================================================



                                                       December 31,
     (dollars in thousands)                      2005         2004       2003
------------------------------------------------------------------------------
High month-end balances of total deposits     $677,872    $668,540   $629,043
Low month-end balances of total deposits       627,107     620,200    601,223




In 2005, the average balance of deposits increased by $11.7 million from 2004. The increase was primarily attributable to growth in interest-bearing deposits, including money market accounts, Club 50 accounts, and time deposit balances ("CD"). Average money market account balances increased by $4.4 million, average balances in the Club 50 accounts increased by $3.9 million, and consumer CD balances increased by $13.2 million, partially offset by a decline in brokered CD balances and public time deposits. In 2004, the average balance of deposits increased by $26.5 million from 2003. The increase was primarily attributable to growth in interest-bearing deposits including money market accounts, Club 50 accounts and brokered CD balances.

In 2005, the Company's significant deposits included brokered CDs, time deposits with the State of Illinois, and deposit relationships with two public entities. The Company had eleven brokered CDs at various maturities with a total balance of $38.4 million as of December 31, 2005. State of Illinois time deposits maintained with the Company totaled $3.4 million as of December 31, 2005. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Two public entities had total balances of $16.2 million in various checking accounts and time deposits as of December 31, 2005. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

                                         December 31,
                         ----------------------------------------------
                                    2005           2004           2003
                         ----------------------------------------------
3 months or less                 $15,947        $26,916       $ 20,510
Over 3 through 6 months           23,593         17,560         10,906
Over 6 through 12 months          34,944         22,826         24,654
Over 12 months                    28,950         48,031         28,446
                         ----------------------------------------------
  Total                         $103,434       $115,333       $ 84,516
                         ==============================================


The balance of time deposits of $100,000 or more decreased by $11.9 million from December 31, 2004 to December 31, 2005. The decrease in balances was primarily attributable to maturing brokered CD and other time deposit balances that were not replaced. The balance of time deposits of $100,000 or more increased by $30.8 million from December 31, 2003 to December 31, 2004. The increase in balances was primarily attributable to the movement of deposit balances into CDs due to rising rates and to an increase in brokered deposits.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $38.4 million, $42.1 million and $22.9 as of December 31, 2005, 2004 and 2003, respectively. The Company also maintains time deposits for the State of Illinois with balances of $3.4 million, $4.4 million and $6.3 million as of December 31, 2005, 2004 and 2003, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.


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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

                                                           2005          2004          2003
                                                     ------------ ------------- -------------
At December 31:
  Federal funds purchased                               $  4,000             -             -
  Securities sold under agreements to repurchase           9,875      $ 59,835       $59,875
  Federal Home Loan Bank advances:
       Overnight                                          12,000
       Fixed term - due in one year or less                3,000        17,300         5,000
       Fixed term - due after one year                    20,000         8,000        25,300
  Junior subordinated debentures                          10,310        10,310             -
  Debt:
    Loans due in one year or less                          5,500         4,200         9,025
    Loans due after one year                                   -           400           600
                                                     ------------ ------------- -------------
    Total                                               $122,190      $100,045       $99,800
                                                     ============ ============= =============
    Average interest rate at year end                      4.27%         2.59%         2.13%

Maximum Outstanding at Any Month-end
  Federal funds purchased                               $  4,000             -             -
  Securities sold under agreements to repurchase          67,380       $63,517       $59,875
  Federal Home Loan Bank advances:
       Overnight                                          12,014         7,000             -
       Fixed term - due in one year or less               20,000        17,300         5,000
       Fixed term - due after one year                    20,000        25,300        30,300
  Junior subordinated debentures                          10,310        10,310             -
  Debt:
    Loans due in one year or less                          6,200         9,025         9,025
    Loans due after one year                                 200           400           600

Averages for the Year
  Federal funds purchased                                 $  874       $   218       $    14
  Securities sold under agreements to repurchase          57,799        55,645        47,795
  Federal Home Loan Bank advances:
       Overnight                                           2,447           997             -
       Fixed term - due in one year or less               13,575         8,200         5,000
       Fixed term - due after one year                    15,523        17,920        26,094
  Junior subordinated debentures                          10,310         8,704             -
  Debt:
    Loans due in one year or less                          5,607         6,746         8,796
    Loans due after one year                                 104           415           615
                                                     ------------ ------------- -------------
    Total                                               $106,239       $98,845       $88,314
                                                     ============ ============= =============
    Average interest rate during the year                  3.74%         2.63%         2.41%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $23 million as follows:


     *    $3 million advance at 3.73% with a 1-year maturity, due March 21, 2006
     *    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
     *    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     * $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly
     * $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one-time call 11/23/06


At December 31, 2005, outstanding loan balances include $5,500,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (5.44% as of December 31, 2005) that is set to mature October 21, 2006. This loan was renegotiated on October 22, 2005 and has a maximum available balance of $15 million. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2005 and 2004. Subsequently, the Company has obtained a commitment letter dated February 3, 2006 from The Northern Trust Company that would replace the existing revolving credit agreement. The commitment letter was obtained in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. The new revolving credit agreement has a maximum available balance of $27.5 million with a term of 3 years from the date of closing. The credit agreement calls for annual reductions in the maximum credit of $2 million per year. The interest rate is floating at 1.25% over the Federal funds rate when the ratio of senior debt to tier 1 capital is equal to or below 35% as of the end of the previous quarter. The interest rate is floating at 1.50% over the Federal funds rate when the ratio of senior debt to tier 1 capital is above 35%. The loan will be secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank for operating and capital ratios. The Company expects to close on the new credit agreement during the second quarter of 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2005 and 2004 the rate was 6.95% and 4.87%, respectively. The Company used the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes.


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

The following table sets forth the Company's interest rate repricing gaps for selected maturity periods at December 31, 2005 (dollars in thousands):


                                                                Rate Sensitive Within
                                   ---------------------------------------------------------------------------------
                                     1 year    1-2 years  2-3 years   3-4 years  4-5 years  Thereafter     Total     Fair Value
                                   ----------- ---------- ----------- ---------- ---------- ----------- ------------ ------------
Interest-earning assets:
Federal funds sold and other
 interest-bearing deposits           $    426   $      -    $      -   $      -   $      -    $      -     $    426     $    426
Taxable investment securities          83,014     15,386      12,457          -      1,617      27,761      140,235      140,235
Nontaxable investment securities        6,139      1,684       5,006        847      1,422       1,920       17,018       17,047
Loans                                 302,928     80,332     112,104     72,885     51,610      18,274      638,133      623,882
                                   ----------- ---------- ----------- ---------- ---------- ----------- ------------ ------------
  Total                              $392,507   $ 97,402    $129,567    $73,732    $54,649     $47,955     $795,812     $781,590
                                   =========== ========== =========== ========== ========== =========== ============ ============
Interest-bearing liabilities:
Savings and N.O.W. accounts          $ 47,495   $ 10,397    $ 10,859   $ 15,940   $ 16,489    $ 98,962     $200,142     $207,592
Money market accounts                  58,589      2,035       2,091      2,713      2,770      14,640       82,838       84.263
Other time deposits                   175,095     75,094       6,989      4,878      8,587         141      270,784      267,849
Short-term borrowings/debt             91,880          -           -          -          -           -       91,880       91,889
Long-term borrowings/debt                   -      7,000           -          -     15,310       8,000       30,310       30,500
                                   ----------- ---------- ----------- ---------- ---------- ----------- ------------ ------------
  Total                              $373,059   $ 94,526    $ 19,939   $ 23,531   $ 43,156    $121,743     $675,954     $682,093
                                   =========== ========== =========== ========== ========== =========== ============ ============

  Rate sensitive assets -
    rate sensitive liabilities       $ 19,448    $ 2,876    $109,628    $50,201    $11,493   $(73,788)     $119,858
  Cumulative GAP                     $ 19,448   $ 22,324    $131,952   $182,153   $193,646   $119,858

Cumulative amounts as % of total
   rate sensitive assets                 2.4%       0.4%       13.8%       6.3%       1.4%       -9.3%
Cumulative Ratio                         2.4%       2.8%       16.6%      22.9%      24.3%       15.1%


The static GAP analysis shows that at December 31, 2005, the Company was asset sensitive, on a cumulative basis, through the twelve-month time horizon. There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company's ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank's historical experience and with known industry trends. ALCO meets at least monthly to review the Company's exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company's net interest income.


Capital Resources

At December 31, 2005, stockholders' equity increased $3,172,000 or 4.6% to $72,326,000 from $69,154,000 as of December 31, 2004. During 2005, net income contributed $9,807,000 to equity before the payment of dividends to common stockholders of $2,199,000. The change in the market value of available-for-sale investment securities decreased stockholders' equity by $1,362,000, net of tax. Additional purchases of treasury stock (119,813 shares at an average cost of $40.49 per share) decreased stockholders' equity by $4,851,000.


Stock Plans

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2005, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,440,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,440,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. The Company issued, pursuant to DCP:

     *    3,622 common  shares  during 2005
     *    6,421 common shares during 2004
     *    10,866 common shares during 2003.

First Retirement and Savings Plan

The First Retirement and Savings Plan ("401k plan") was effective beginning in 1985. Employees are eligible to participate in the 401k plan after six months of service with the Company. During 1996, the Company began issuing common stock as an investment option for participants of the 401k plan. The Company issued, pursuant to the 401k plan:

     *    8,002 common shares during 2005
     *    8,225 common shares during 2004
     *    20,790 common shares during 2003.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan ("DRIP") was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company's common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one's investment in the Company. Of the $2,130,000 in common stock dividends paid during 2005, $699,000 or 32.8% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

     * During 2005, 17,105 common shares were issued from common stock dividends
     * During 2004, 39,481 common shares were issued from common stock dividends
     * During 2003, 46,756 common shares were issued from common stock dividends.

Stock Incentive Plan

In December 1997, the Company established a Stock Incentive Plan ("SI Plan"), intended to provide a means whereby directors and certain officers can acquire shares of the Company's common stock. A maximum of 225,000 shares were originally authorized under the SI Plan. In September 2001, the Board of Directors authorized an additional 225,000 shares to be issued and sold under the SI Plan. Options to acquire shares will be awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options to acquire shares have a 10-year term. Options granted to employees vest over a four-year period and those options granted to directors vest at the time they are issued. The Company has awarded the following stock options:

          *    The Company awarded no options during the year ended December 31,
               2005
          * In December 2004, the Company granted 74,250 options at an option price of $41.00
          * In December 2003, the Company granted 72,000 options at an option price of $31.00.

The Company applied APB Opinion No. 25 in accounting for the SI Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003.


Stock Repurchase Program

On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company's common stock. In September 2003, the Board of Directors approved the repurchase of $10 million additional shares of the Company's stock. On April 27, 2004, the Board approved the repurchase of $5 million additional shares of the Company's common stock and on August 23, 2005 the Board approved the repurchase of $5 million additional shares of the Company's common stock, bringing the aggregate total of purchases authorized to 8% of the Company's common stock plus $28 million of additional shares.

During 2005, the Company repurchased 119,813 shares (2.7% of common shares) at a total price of $4,851,000. During 2004, the Company repurchased 319,618 shares (7.2% of common shares) at a total price of $10,365,000. On February 9, 2004, the Company acquired, as treasury stock, a total of 100,000 shares of outstanding common stock from three shareholders pursuant to privately negotiated transactions. Total consideration for these share repurchases amounted to $4,750,000. Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio. Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2005, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank's capital ratios as of December 31, 2005 follows:


                                     Tier One Capital       Total Capital        Tier One Capital
                                     to Risk-Weighted      to Risk-Weighted         to Average
                                          Assets                Assets                Assets
                                   --------------------- --------------------- ---------------------
 First Mid-Illinois Bancshares,
   Inc. (Consolidated)                    11.14%                11.87%                8.55%
 First Mid-Illinois Bank &
   Trust, N.A.                            10.92%                11.66%                8.36%


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:


     * First Mid Bank has $22.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $12.5 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank's meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2005, the First Mid Bank's ratios of total capital to risk-weighted assets of 11.66% and Tier 1 capital to total average assets of 8.36% met regulatory requirements.

     * First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2005, the excess collateral at the FHLB could support approximately $57 million of additional advances.

     * First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     * First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

     * In addition, the Company has a revolving credit agreement in the amount of $15 million with The Northern Trust Company. The Company has an outstanding balance of $5,500,000 as of December 31, 2005 and $9,500,000 in available funds. The credit agreement matures on October 21, 2006. The agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt, and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2005. Subsequently, the Company has obtained a commitment letter dated February 3, 2006 from The Northern Trust Company that would replace the existing revolving credit agreement. The commitment letter was obtained in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. The new revolving credit agreement has a maximum available balance of $27.5 million with a term of 3 years from the date of closing. The credit agreement calls for annual reductions in the maximum credit of $2 million per year. The interest rate is floating at 1.25% over the Federal funds rate when the ratio of senior debt to tier 1 capital is equal to or below 35% as of the end of the previous quarter. The interest rate is floating at 1.50% over the Federal funds rate when the ratio of senior debt to tier 1 capital is above 35%. The loan will be secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank for operating and capital ratios. The Company expects to close on the new credit agreement during the second quarter of 2006.

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


The following table summarizes significant contractual obligations and other commitments at December 31, 2005 (in thousands):


                                                   Less than                                          More than
                                      Total           1 year          1-3 years        3-5 years        5 years
                               --------------- ---------------- ----------------- --------------- ---------------
Time deposits                        $270,784         $175,044           $82,135         $13,465         $   140
Debt                                   15,810            5,500                 -               -          10,310
Other borrowings                      102,380           82,380             7,000           5,000           8,000
Operating leases                        4,161              431               912             863           1,955
Supplemental retirement
liability                                 768               50               100             100             518
                               --------------- ---------------- ----------------- --------------- ---------------
                                     $393,903         $263,405           $90,147         $19,428         $20,923
                               =============== ================ ================= =============== ===============


For the year ended December 31, 2005, net cash was provided from both operating activities and financing activities ($11.4 million and $15.6 million, respectively), while investing activities used net cash of $31 million. Thus, cash and cash equivalents decreased by $4 million since year-end 2004. Generally, during 2005, cash balances were reduced by funds used to fund new loans offset by an increase in borrowings, primarily Federal Home Loan Bank advances.

For the year ended December 31, 2004, net cash was provided from both operating activities and financing activities ($11.2 million and $24.7 million, respectively), while investing activities used net cash of $37.3 million. Thus, cash and cash equivalents decreased by $1.4 million since year-end 2003. Generally, during 2004, cash balances were reduced by funds used to fund new loans offset by an increase in deposit balances, primarily brokered deposits.

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

In December 2004, the FASB issued SFAS No. 123 (revised), "Accounting for Stock-Based Compensation" ("SFAS 123R"). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The Statement requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of this Statement will became effective July 1, 2005 for all equity awards granted after the effective date. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations.

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

Based on the financial analysis performed as of December 31, 2005, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank's performance as follows:


                                         Increase (Decrease) In
                                Net Interest   Net Interest      Return On
December 31, 2005                    Income          Income    Average Equity
Prime rate is 7.25%                  (000)            (%)        2005=13.79%
                               ----------------------------------------------
Prime rate increase of:
  200 basis points to 9.25%            $ 98           0.5 %            .11 %
  100 basis points to 8.25%              44           0.2 %             .05%
Prime rate decrease of:
  200 basis points to 5.25%           (639)          (3.1)%           (.70)%
  100 basis points to 6.25%            (41)          (0.2)%           (.05)%


The following table shows the same analysis performed as of December 31, 2004.


                                         Increase (Decrease) In
                                Net Interest   Net Interest      Return On
December 31, 2004                    Income          Income    Average Equity
                                     (000)            (%)        2004=13.62%
                               ------------ --------------- ----------------
Prime rate is 5.25%
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

No assurance can be given that the actual net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate because it is also affected by many other factors.

Interest rate sensitivity analysis is also used to measure the Company's interest risk by computing estimated changes in the Economic Value of Equity
(EVE) of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank's projected change in EVE for the various rate shock levels at December 31, 2005 and December 31, 2004. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.

December 31, 2005
                                                 Change in
               Changes In                 Economic Value of Equity
             Interest Rates               Amount          Percent
             (basis points)             of Change        of Change
          ----------------------------------------------------------
                  +200 bp                 $(9,181)          (8.6)%
                  +100 bp                  (3,785)          (3.5)%
                  -200 bp                  (6,194)          (5.8)%
                  -100 bp                   1,439            1.3 %

December 31, 2004
                                                 Change in
               Changes In                 Economic Value of Equity
             Interest Rates               Amount          Percent
             (basis points)             of Change        of Change
          ----------------------- ----------------- -----------------
                  +200 bp                $(10,846)         (10.5)%
                  +100 bp                  (2,273)          (2.2)%
                  -200 bp                   1,137            1.1 %
                  -100 bp                   6,825            6.6 %



As indicated above, at December 31, 2005, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank's EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank's EVE would be expected to increase. At December 31, 2005, First Mid Bank's estimated changes in EVE were within the First Mid Bank's policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands, except share data)                         2005         2004
                                                   ------------ ------------
Assets
Cash and due from banks:
  Non-interest bearing                                $ 19,131     $ 19,119
  Interest bearing                                         426        1,985
Federal funds sold                                           -        2,450
                                                   ------------ ------------
  Cash and cash equivalents                             19,557       23,554
Investment securities:
  Available-for-sale, at fair value                    155,841      168,821
  Held-to-maturity, at amortized cost (estimated
   fair value of $1,442 and $1,598 at December 31,
   2005 and 2004, respectively)                          1,412        1,552
Loans held for sale                                      1,778        2,689
Loans                                                  636,355      595,160
Less allowance for loan losses                         (4,648)      (4,621)
                                                   ------------ ------------
  Net loans                                            631,707      590,539
Interest receivable                                      6,410        5,405
Premises and equipment, net                             15,168       15,227
Goodwill, net                                            9,034        9,034
Intangible assets, net                                   2,778        3,346
Other assets                                             6,888        6,561
                                                   ------------ ------------
  Total assets                                        $850,573     $826,728
                                                   ============ ============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                $ 95,305     $ 85,524
  Interest bearing                                     553,764      564,716
                                                   ------------ ------------
  Total deposits                                       649,069      650,240
Securities sold under agreements to repurchase          67,380       59,835
Interest payable                                         1,717        1,506
                                                   ------------ ------------
Other borrowings                                        44,500       29,900
Junior subordinated debentures                          10,310       10,310
Other liabilities                                        5,271        5,783
                                                   ------------ ------------
  Total liabilities                                    778,247      757,574
                                                   ------------ ------------
Stockholders' Equity
Common stock, $4 par value; authorized 18,000,000
 shares; issued 5,633,621 shares in 2005 and
 5,578,897 shares in 2004                               22,534       22,316
Additional paid-in capital                              19,439       17,845
Retained earnings                                       60,867       53,259
Deferred compensation                                    2,440        2,204
Accumulated other comprehensive income (loss)            (739)          623
Less treasury stock at cost, 1,241,359 shares
  in 2005 and 1,121,546 shares in 2004                (32,215)     (27,093)
                                                   ------------ ------------
Total stockholders' equity                              72,326       69,154
                                                   ------------ ------------
Total liabilities and stockholders' equity            $850,573     $826,728
                                                   ============ ============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)                         2005          2004           2003
                                                      ------------- ------------- --------------
Interest income:
Interest and fees on loans                                 $38,071       $33,793        $32,435
Interest on investment securities:
  Taxable                                                    5,313         4,860          4,961
  Exempt from federal income tax                               871         1,193          1,266
Interest on federal funds sold                                 285           103            164
Interest on deposits with other financial institutions          40            75            112
                                                      ------------- ------------- --------------
  Total interest income                                     44,580        40,024         38,938
Interest expense:
Interest on deposits                                        11,719         9,122          9,751
Interest on securities sold under agreements
  to repurchase                                              1,496           455            272
Interest on FHLB advances                                    1,536         1,484          1,632
Interest on federal funds purchased                             33             3              -
Interest on subordinated debt                                  643           382              -
Interest on other debt                                         260           198            241
                                                      ------------- ------------- --------------
  Total interest expense                                    15,687        11,644         11,896
                                                      ------------- ------------- --------------
  Net interest income                                       28,893        28,380         27,042
Provision for loan losses                                    1,091           588          1,000
                                                      ------------- ------------- --------------
  Net interest income after provision for loan losses       27,802        27,792         26,042
Other income:
Trust revenues                                               2,356         2,254          1,992
Brokerage commissions                                          383           428            283
Insurance commissions                                        1,567         1,447          1,476
Service charges                                              4,719         4,746          4,484
Gains on sales of securities, net                              373            92            370
Mortgage banking revenue, net                                  742           522          1,673
Other                                                        2,378         2,150          1,977
                                                      ------------- ------------- --------------
  Total other income                                        12,518        11,639         12,255
Other expense:
Salaries and employee benefits                              13,310        13,626         13,232
Net occupancy and equipment expense                          4,401         4,259          4,290
Amortization of other intangible assets                        568           623            774
Stationery and supplies                                        522           518            566
Legal and professional                                       1,553         1,173            991
Marketing and promotion                                        728           771            662
Other                                                        4,303         4,169          4,015
                                                      ------------- ------------- --------------
  Total other expense                                       25,385        25,139         24,530
                                                      ------------- ------------- --------------
Income before income taxes                                  14,935        14,292         13,767
Income taxes                                                 5,128         4,541          4,674
                                                      ------------- ------------- --------------
Net income
                                                           $ 9,807       $ 9,751        $ 9,093
                                                      ============= ============= ==============
Per common share data:
Basic earnings per share                                     $2.22         $2.17          $1.92
Diluted earnings per share                                    2.16          2.13           1.88

See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)          Additional                        Accumulated Other
                                                  Common  Paid-In-  Retained   Deferred      Comprehensive    Treasury
                                                   Stock   Capital  Earnings Compensation    Income (Loss)      Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                               $ 14,415   $14,450   $45,896      $1,589           $2,373    $(11,916)      $66,807

Comprehensive income:
  Net income                                           -         -     9,093           -                -           -        9,093
Net unrealized change in available-for-sale
 investment securities                                 -         -         -           -            (792)           -          (792)
                                                                                                                      --------------
Total Comprehensive Income                                                                                                    8,301
Cash dividends on common stock ($.43 per share)        -         -    (2,047)          -                -           -        (2,047)
Issuance of 46,756 common shares pursuant to
 the Dividend Reinvestment Plan                      125       748         -           -                -           -           873
Issuance of 10,866 common shares pursuant to
 the Deferred Compensation Plan                       29       194         -           -                -           -           223
Issuance of 20,790 common shares pursuant to
 the First Retirement & Savings Plan                  55       382         -           -                -           -           437
Purchase of 180,085 treasury shares                    -         -         -           -                -      (4,233)       (4,233)
Deferred compensation                                  -         -         -         292                -        (292)            -
Issuance of 17,813 common shares pursuant to
 the exercise of stock options                        48       186         -           -                -           -           234
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2003                               $ 14,672   $15,960   $52,942      $1,881           $1,581    $(16,441)      $70,595

Comprehensive income:
  Net income                                           -         -     9,751           -                -           -         9,751

Net unrealized change in available-for-sale
 investment securities                                 -         -         -           -             (958)          -          (958)
                                                                                                                      --------------
Total Comprehensive Income                                                                                                    8,793
Cash dividends on common stock ($.45 per share)        -         -    (2,023)          -                -           -        (2,023)
Issuance of 39,481 common shares pursuant to
 the Dividend Reinvestment Plan                      105     1,143         -           -                -           -         1,248
Issuance of 6,421 common shares pursuant to
 the Deferred Compensation Plan                       20       188         -           -                -           -           208
Issuance of 8,225 common shares pursuant to
 the First Retirement & Savings Plan                  29       240         -           -                -           -           269
Purchase of 319,618 treasury shares                    -         -         -           -                -     (10,365)      (10,365)
Deferred compensation                                  -         -         -         287                -        (287)            -
Tax benefit related to deferred
 compensation distributions                            -         -         -          36                -           -            36
Issuance of 22,937 common shares pursuant to
 the exercise of stock options                        79       246         -           -                -           -           325
Tax benefit related to exercise of incentive
 stock options                                         -        58         -           -                -           -            58
Tax benefit related to exercise of
 non-qualified stock options                           -        10         -           -                -           -            10
3-for-2 stock split in the form of 50%
 stock dividend                                    7,411         -    (7,411)          -                -           -             -
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                               $ 22,316   $17,845   $53,259      $2,204             $623    $(27,093)      $69,154
                                               =====================================================================================

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share data)          Additional                        Accumulated Other
                                                  Common  Paid-In-  Retained   Deferred     Comprehensive     Treasury
                                                   Stock   Capital  Earnings Compensation   Income (Loss)       Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
December 31, 2004                               $ 22,316   $17,845   $53,259      $2,204             $623    $(27,093)      $69,154
Comprehensive income:
  Net income                                           -         -     9,807           -                -           -         9,807
Net unrealized change in available-for-sale
 investment securities                                 -         -         -           -           (1,362)          -        (1,362)
                                                                                                                      --------------
Total Comprehensive Income                                                                                                    8,445
Cash dividends on common stock ($.50 per share)        -         -    (2,199)          -                -           -        (2,199)
Issuance of 17,105 common shares pursuant to
 the Dividend Reinvestment Plan                       68       631         -           -                -           -           699
Issuance of 3,622 common shares pursuant to
 the Deferred Compensation Plan                       14       133         -           -                -           -           147
Issuance of 8,001 common shares pursuant to
 the First Retirement & Savings Plan                  32       292         -           -                -           -           324
Purchase of 119,813 treasury shares                    -         -         -           -                -      (4,851)       (4,851)
Deferred compensation                                  -         -         -         271                -        (271)            -
Tax benefit related to deferred
 compensation distributions                            -        52         -         (35)               -           -            17
Issuance of 25,996 common shares pursuant to
 the exercise of stock options                       104       363         -           -                -           -           467
Tax benefit related to exercise of incentive
 stock options                                        -        115         -           -                -           -           115
Tax benefit related to exercise of
 non-qualified stock options                          -          8         -           -                -           -             8
------------------------------------------------------------------------------------------------------------------------------------

December 31, 2005                               $ 22,534   $19,439   $60,867      $2,440            $(739)   $(32,215)      $72,326
                                               =====================================================================================

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(In thousands)                                                2005          2004           2003
                                                      ------------- ------------- --------------
Cash flows from operating activities:
Net income                                                 $ 9,807       $ 9,751        $ 9,093
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                  1,091           588          1,000
  Depreciation, amortization and accretion, net              1,489         2,450          3,104
  Gain on sales of securities, net                           (373)          (92)          (370)
  Loss on sales of other real property owned, net              236            76             53
  Gain on sales of loans held for sale, net                  (845)         (595)        (1,813)
  Deferred income taxes                                        238           178          (226)
  (Increase) decrease in accrued interest receivable       (1,005)           165            792
  Increase (decrease) in accrued interest payable              211           278          (565)
  Origination of loans held for sale                      (62,278)      (44,019)      (128,708)
  Proceeds from sales of loans held for sale                64,034        42,675        136,840
  Decrease (increase) in other assets                        (612)           794        (2,698)
  (Decrease) increase in other liabilities                   (582)       (1,068)          1,257
                                                      ------------- ------------- --------------
Net cash provided by operating activities                   11,411        11,181         17,759
                                                      ------------- ------------- --------------
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale        45,819         5,137         13,815
Proceeds from maturities of securities available-for-s      96,189        96,442        139,783
Proceeds from maturities of securities held-to-maturit         140           125            225
Purchases of securities available-for-sale               (130,069)      (95,502)      (163,266)
Purchases of securities held-to-maturity                     (264)             -        (1,734)
Net increase in loans                                     (42,259)      (43,479)       (59,576)
Purchases of premises and equipment                        (1,416)         (889)        (1,052)
Proceeds from sales of other real property owned               822           924            925
Capitalization of mortgage servicing rights                      -             -            (1)
                                                      ------------- ------------- --------------
Net cash used in investing activities                     (31,038)      (37,242)       (70,881)
                                                      ------------- ------------- --------------
Cash flows from financing activities:
Net increase (decrease) in deposits                        (1,171)        35,248          1,540
Increase in federal funds purchased                          4,000             -              -
(Decrease) increase in repurchase agreements                 7,545          (40)         15,691
Decrease in short-term FHLB advances                       (2,300)       (5,000)        (5,000)
Increase in long-term FHLB advances                         12,000             -              -
Repayment of short-term debt                               (3,100)      (11,700)          (200)
Proceeds from short-term debt                                4,000         6,675            500
Issuance of junior subordinated debentures                       -        10,000              -
Proceeds from issuance of common stock                         938           802            894
Purchase of treasury stock                                 (4,851)      (10,365)        (4,233)
Dividends paid on common stock                             (1,431)         (954)          (778)
                                                      ------------- ------------- --------------
Net cash provided by financing activities                   15,630        24,666          8,414
                                                      ------------- ------------- --------------
Decrease in cash and cash equivalents                      (3,997)       (1,395)       (44,708)
Cash and cash equivalents at beginning of year              23,554        24,949         69,657
                                                      ------------- ------------- --------------
Cash and cash equivalents at end of year                   $19,557       $23,554        $24,949
                                                      ============= ============= ==============

Supplemental disclosures of cash flow information
   Cash paid during the year for:
     Interest                                              $15,476       $11,366        $12,461
     Income taxes                                            5,115         4,658          4,632
Supplemental disclosure of noncash investing and
     financing activities:
   Loans transferred to real estate owned                     $454        $1,250            890
   Dividends reinvested in common shares                       699         1,248            873
   Net tax benefit related to option and deferred
     compensation plans                                        140           104              -

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(Table dollar amounts in thousands, except share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank") and The Checkley Agency, Inc. ("Checkley"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the 2005 presentation and there was no impact on net income or stockholders' equity from these reclassifications. The Company operates as a one-segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change related to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Cash Equivalents

For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company's overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2005, 2004 or 2003.

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

Loans

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and the allowance for loan losses. Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximate the effective interest rate method. Interest on substantially all loans is credited to income based on the principal amount outstanding.

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

Goodwill and Intangible Assets

The Company has goodwill from business combinations, identifiable intangible assets assigned to core deposit relationships and customer lists acquired, and intangible assets arising from the rights to service mortgage loans for others.

Identifiable intangible assets generally arise from branches acquired that the Company accounted for as purchases. Such assets consist of the excess of the purchase price over the fair value of net assets acquired, with specific amounts assigned to core deposit relationships and customer lists primarily related to insurance agency. Intangible assets are amortized by the straight-line method over various periods up to fifteen years. Management reviews intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences existing between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry forwards. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as an increase or decrease in income tax expense in the period in which such change is enacted.

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on an cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Wealth Management department of First Mid Bank. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 1,159 accounts with assets totaling approximately $401,841,000.

Stock Split

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. Par value remained at $4 per share. The stock split increased the Company's outstanding common shares from 2,981,539 to 4,472,309 shares. All share and per share amounts have been restated for years prior to 2004 to give retroactive recognition to the stock split.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Options

The Company applies APB Opinion No. 25 in accounting for the Stock Incentive Plan and, accordingly, compensation cost based on fair value at grant date has not been recognized for its stock options in the consolidated financial statements. As required by SFAS 123(R), "Share Based Payment," which is a revision to SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the Company provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants.

The following table illustrates the effect on net income if the fair-value-based method had been applied.

                                           For the years ended December 31,
                                                2005        2004       2003
                                         ------------ ----------- ----------
Net income, as reported                      $ 9,807     $ 9,751    $ 9,093
Stock-based compensation expense
   determined under fair-value-based
   method, net of related tax effect            (333)       (347)      (206)
                                         ------------ ----------- ----------
 Pro forma net income                        $ 9,474     $ 9,404    $ 8,887
                                         ============ =========== ==========
Basic Earnings Per Share:
  As reported                                 $ 2.22      $ 2.17     $ 1.92
  Pro forma                                     2.14        2.09       1.87
Diluted Earnings Per Share:
  As reported                                 $ 2.16      $ 2.13     $ 1.88
  Pro forma                                     2.08        2.05       1.84


Comprehensive Income

The Company's comprehensive income for the years ended December 31, 2005, 2004 and 2003 is as follows:


                                              2005        2004        2003
                                          ----------- ----------- -----------
Net income                                    $9,807      $9,751      $9,093
 Other comprehensive loss:
     Unrealized losses during the year        (1,859)     (1,478)       (929)
     Reclassification adjustment for net
       gains realized in net income             (373)        (92)       (370)
  Tax effect                                     870         612         507
                                          ----------- ----------- -----------
   Total other comprehensive loss             (1,362)       (958)       (793)
                                          ----------- ----------- -----------
Comprehensive income                          $8,445      $8,793      $8,301
                                          =========== =========== ===========


Note 2 - Earnings Per Share

Basic Earnings per Share ("EPS") is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of stock options, if not anti-dilutive. The components of basic and diluted earnings per common share for the years ended December 31, 2005, 2004, and 2003 are as follows:


                                                                      2005            2004             2003
                                                           ---------------- --------------- ----------------
Basic Earnings per Share:
Net income available to common stockholders                     $9,807,000      $9,751,000       $9,093,000
                                                           ================ =============== ================
Weighted average common shares outstanding                       4,423,186       4,499,092        4,743,210
                                                           ================ =============== ================
Basic earnings per common share                                      $2.22           $2.17            $1.92
                                                           ================ =============== ================
Diluted Earnings per Share:
Net income available to common stockholders                     $9,807,000      $9,751,000       $9,093,000
                                                           ================ =============== ================
Weighted average common shares outstanging                       4,423,186       4,499,092        4,743,210
Assumed conversion of stock options                                124,481          88,967           85,935
                                                           ---------------- --------------- ----------------
Diluted weighted average common shares outstanding               4,547,667       4,588,059        4,829,145
                                                           ================ =============== ================
  Diluted earnings per common share                                   $2.16           $2.13            $1.88
                                                           ================ =============== ================

Note 3 - Cash and Due from Banks

Aggregate cash and due from bank balances of $802,000 and $722,000 at December 31, 2005 and 2004, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank.


Note 4 - Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2005 and 2004 were as follows:

                                                                          Gross          Gross         Estimated
                                                         Amortized     Unrealized      Unrealized         Fair
                                                           Cost           Gains          Losses          Value
     ------------------------------------------------- -------------- -------------- --------------- ---------------
     2005
     Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
        government corporations and Agencies                $108,506        $    31        $(1,500)        $107,037
     Obligations of states and political subdivisions         15,417            239            (50)          15,606
     Mortgage-backed securities                               20,046             25           (442)          19,629
     Federal Home Loan Bank stock                              5,557              -              -            5,557
     Other securities                                          7,526            486              -            8,012
                                                       -------------- -------------- --------------- ---------------
        Total available-for-sale                            $157,052        $   781        $(1,992)        $155,841
                                                       ============== ============== =============== ===============
     Held-to-maturity:
     Obligations of states and political subdivisions       $  1,412        $    30        $     -          $ 1,442
                                                       ============== ============== =============== ===============
     2004
     Available-for-sale:
     U.S. Treasury securities and obligations of U.S.
        government corporations and Agencies                $ 92,369        $    35        $  (507)         $91,897
     Obligations of states and political subdivisions         23,581            755             (2)          24,334
     Mortgage-backed securities                               34,032            220            (54)          34,198
     Federal Home Loan Bank stock                              5,293              -              -            5,293
     Other securities                                         12,524            575              -           13,099
                                                       -------------- -------------- --------------- ---------------
       Total available-for-sale                             $167,799        $ 1,585        $  (563)        $168,821
                                                       ============== ============== =============== ===============
     Held-to-maturity:
     Obligations of states and political subdivisions       $  1,552        $    48        $    (2)        $  1,598
                                                       ============== ============== =============== ===============


Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2005, 2004 and 2003:


                                 2005         2004         2003
                          ------------ ------------ ------------
Proceeds from sales           $45,819       $5,137      $13,815
Gross gains                       402           92          370
Gross losses                       29            -            -
Income tax expense                132           32          130


With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2005 or 2004.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2005 and 2004:

                                            Less than 12 months   12 months or more          Total
                                            -------------------- -------------------- ---------------------
                                              Fair    Unrealized   Fair    Unrealized   Fair     Unrealized
                                             Value     Losses     Value     Losses      Value     Losses
                                            --------- ---------- --------- ---------- ---------- ----------
December 31, 2005:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies  $42,377     $(390)   $53,798    $(1,110)  $ 96,175    $(1,500)
Obligations of states and political
  subdivisions                                 2,998       (50)         -          -      2,998        (50)
Mortgage-backed securities                    10,268      (264)     8,146       (178)    18,414       (442)
                                            --------- ---------- --------- ---------- ---------- ----------
Total                                        $55,643    $ (704)   $61,944    $(1,288)  $117,587    $(1,992)
                                            ========= ========== ========= ========== ========== ==========

December 31, 2004:
U.S. Treasury securities and obligations of
 U.S.government corporations and agencies    $76,886     $(507)   $     -    $     -   $ 76,886    $  (507)
Obligations of states and political
  subdivisions                                 2,659        (4)         -          -      2,659         (4)
Mortgage-backed securities                    11,505       (54)         -          -     11,505        (54)
                                            --------- ---------- --------- ---------- ---------- ----------
Total                                        $91,050    $ (565)   $     -    $     -   $ 91,050    $  (565)
                                            ========= ========== ========= ========== ========== ==========


Management does not believe any individual unrealized loss as of December 31, 2005 or 2004 represents an other than temporary impairment. At December 31, 2005, the unrealized losses reported for U.S. agency securities relate to ten securities issued by Federal Home Loan Bank. These unrealized losses are primarily attributable to changes in interest rates and individually were 3.5% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FHLMC and FNMA. These unrealized losses are also primarily attributable to changes in interest rates and individually were 2.5% or less of their respective amortized cost basis.

At December 31, 2004, the unrealized losses reported for U.S. agency securities relate primarily to eleven securities issued by Federal Home Loan Bank and five U.S. Treasury securities. These unrealized losses are primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FHLMC. These unrealized losses are also primarily attributable to changes in interest rates and individually were 2% or less of their respective amortized cost basis.

The Company has both the intent and ability to hold the securities included in the above table for a time necessary to recover the amortized cost.

Maturities of investment securities were as follows at December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                  Amortized      Estimated
                                     Cost       Fair Value
                              --------------- --------------
Available-for-sale:
 Due in one year or less             $29,729        $29,598
 Due after one-five years             67,063         65,986
 Due after five-ten years             22,630         22,637
 Due after ten years                  17,584         17,991
                              --------------- --------------
                                     137,006        136,212
 Mortgage-backed securities           20,046         19,629
                              --------------- --------------
Total available-for-sale            $157,052       $155,841
                              --------------- --------------
Held-to-maturity:
 Due in one year or less               $ 140          $ 141
 Due after one-five years                630            652
 Due after five-ten years                140            141
 Due after ten-years                     502            508
                              --------------- --------------
Total held-to-maturity               $ 1,412        $ 1,442
                              --------------- --------------
Total investment securities         $158,464       $157,282
                              =============== ==============


Investment securities of approximately $136,787,000 and $143,560,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Note 5 - Loans

A summary of loans at December 31, 2005 and 2004 follows:


                                                      2005             2004
                                            --------------- ----------------
Commercial, financial and agricultural            $150,596         $137,738
Real estate mortgage                               450,435          427,154
Installment                                         34,384           30,592
Other                                                2,715            2,375
                                            --------------- ----------------
  Total gross loans                                638,130          597,859
Less unearned discount                                   3               10
                                            --------------- ----------------
  Net loans                                       $638,133         $597,849
                                            =============== ================


The real estate mortgage loan balance in the above table includes loans held for sale of $1,778,000 and $2,689,000 at December 31, 2005 and 2004, respectively.

The aggregate principal balances of nonaccrual, past due ninety days or more and renegotiated loans were $3,458,000 and $3,106,000 at December 31, 2005 and 2004, respectively. Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $99,000, $169,000 and $213,000 in 2005, 2004 and 2003, respectively.

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

The following table presents information on impaired loans at December 31, 2005 and 2004:


                                                   2005           2004
                                           -------------- --------------
Impaired loans for which a specific
  allowance has been provided                     $  500         $  790
Impaired loans for which no specific
  allowance has been provided                      2,958          2,316
                                           -------------- --------------
Total loans determined to be impaired             $3,458         $3,106
                                           ============== ==============
Allowance on impaired loans                       $  110         $   39
                                           ============== ==============


For the year ended December 31,                        2005         2004
-------------------------------------------------------------------------
Average recorded investment in impaired loans        $3,577       $3,324
Cash basis interest income recognized from
  impaired loans                                        212           97


Most of the Company's business activities are with customers located within east central Illinois. At December 31, 2005 and 2004, the Company's loan portfolio included approximately $92,381,000 and $91,477,000, respectively, of loans to borrowers directly related to the agricultural industry.

Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2005 and 2004 were approximately $7,605,000 and $10,830,000, respectively.

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three years ended December 31, 2005, 2004 and 2003:


                                       2005              2004             2003
                            ---------------- ----------------- ----------------
Balance, beginning of year           $4,621            $4,426           $3,723
Provision for loan losses             1,091               588            1,000
Recoveries                              223               195              481
Charge-offs                         (1,287)             (588)            (778)
                            ---------------- ----------------- ----------------
Balance, end of year                 $4,648            $4,621           $4,426
                            ================ ================= ================

Note 7 - Premises and Equipment, Net

Premises and equipment at December 31, 2005 and 2004 consisted of:


                                                       2005              2004
                                           ----------------- -----------------
Land                                                $ 3,364           $ 3,364
Buildings and improvements                           15,037            14,806
Furniture and equipment                              10,782            10,262
Leasehold improvements                                1,293             1,049
Construction in progress                                 84                29
                                           ----------------- -----------------
 Subtotal                                            30,559            29,510
Accumulated depreciation and amortization            15,392            14,283
                                           ----------------- -----------------
  Total                                             $15,168           $15,227
                                           ================= =================


Depreciation and amortization expense was $1,475,000, $1,721,000 and $1,909,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


Note 8 - Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.

The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2005 and 2004:


                                                    2005                               2004
                                      ---------------------------------- ---------------------------------
                                          Gross          Accumulated         Gross         Accumulated
                                         Carrying                          Carrying
                                          Value         Amortization         Value        Amortization
                                      --------------- ------------------ -------------- ------------------
Goodwill not subject to amortization         $12,794             $3,760        $12,794             $3,760
Intangibles from branch acquisition            3,015              1,760          3,015              1,559
Core deposit intangibles                       2,805              2,440          2,805              2,279
Customer list intangibles                      1,904                746          1,904                555
Mortgage servicing rights                        608                608            608                593
                                      --------------- ------------------ -------------- ------------------
                                             $21,126             $9,314        $21,126             $8,746
                                      =============== ================== ============== ==================


Total amortization expense for the years ended December 31, 2005, 2004 and 2003 was as follows:



                                              2005         2004         2003
                                       ------------ ------------ ------------
 Intangibles from branch acquisitions         $201         $201         $201
 Core deposit intangibles                      161          190          282
 Mortgage servicing rights                      15           41          100
 Customer list intangibles                     191          191          191
                                       ------------ ------------ ------------
                                              $568         $623         $774
                                       ============ ============ ============


Estimated amortization expense for each of the five succeeding years is shown in the table below:


Estimated amortization expense:
     For period ended 12/31/06             $553
     For period ended 12/31/07             $499
     For period ended 12/31/08             $452
     For period ended 12/31/09             $417
     For period ended 12/31/10             $391


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2005 and 2004, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


Note 9 - Deposits

As of December 31, 2005 and 2004, deposits consisted of the following:


                                        2005               2004
                          ------------------- ------------------
Demand deposits:
  Non-interest bearing              $ 95,305           $ 85,524
  Interest-bearing                   144,597            146,668
Savings                               55,545             57,897
Money market                          82,838             83,793
Time deposits                        270,784            276,358
                          ------------------- ------------------
  Total deposits                    $649,069           $650,240
                          =================== ==================


Total interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 was as follows:


                                   2005             2004             2003
                         --------------- ---------------- ----------------
Interest-bearing demand          $1,314            $ 759            $ 907
Savings                             212              203              263
Money market                      1,660              809              872
Time deposits                     8,533            7,351            7,709
                         --------------- ---------------- ----------------
Total                           $11,719           $9,122           $9,751
                         =============== ================ ================


As of December 31, 2005, 2004 and 2003, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:


                                        2005           2004          2003
                                ------------- -------------- -------------
Outstanding                         $103,434       $115,333       $84,516
Interest expense for the year          3,579          2,956         2,462


The following table shows the amount of maturities for all time deposits as of December 31, 2005:



        Less than 1 year                   $175,044
        1 year to 2 years                    75,146
        2 years to 3 years                    6,989
        3 years to 4 years                    4,878
        4 years to 5 years                    8,587
        Over 5 years                            140
                                  ------------------
        Total                              $270,784
                                  ==================


In 2005, the Company's significant deposits included brokered CDs, time deposits with the State of Illinois, and a deposit relationship with a public entity. The Company had eleven brokered CDs at various maturities with a total balance of $38.4 million as of December 31, 2005. State of Illinois time deposits maintained with the Company totaled $3.4 million as of December 31, 2005. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Two public entities had total balances of $16.2 million in various checking accounts and time deposits as of December 31, 2005. These balances are subject to change depending upon the cash flow needs of the public entity.


Note 10 - Borrowings

As of December 31, 2005 and 2004 borrowings consisted of the following:


                                                           2005           2004
                                                   ------------- --------------
Federal funds purchawsed                                 $4,000          $   -
Securities sold under agreements to repurchase           67,380         59,835
Federal Home Loan Bank advances:
     Overnight advances                                  12,000              -
     Fixed-term advances                                 23,000         25,300
Subordinated debentures                                  10,310         10,310
Federal funds purchased                                   4,000              -
Other debt:
     Loans due in one year or less                        5,500          4,200
     Loans due after one year                                 -            400
                                                   ------------- --------------
Total                                                  $122,190       $100,045
                                                   ============= ==============


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $23 million as follows:


     *    $3 million advance at 3.73% with a 1-year maturity, due March 21, 2006
     *    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
     *    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     * $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly
     * $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one-time call 11/23/06



                                                       2005     2004      2003
                                                   --------- -------- ---------
Securities sold under agreements to repurchase:
 Maximum outstanding at any month-end               $67,380  $63,517   $59,875
 Average amount outstanding for the year             57,799   55,645    47,795


First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($4 million on December 31, 2005) from the FHLB. The securities underlying the repurchase agreements are under the Company's control.

The Company had debt outstanding of $5.5 million as of December 31, 2005, on a revolving credit agreement with The Northern Trust Company. Terms of the Northern Trust loan agreement are a floating interest rate of 1.25% over the federal funds rate with interest due quarterly. The interest rate as of December 31, 2005 was 5.44% (3.48% at December 31, 2004). The loan is a revolving credit agreement with a maximum available balance of $15 million. The outstanding loan balance matures October 21, 2006. Management of the Company expects this loan to be renewed in the future. The loan is secured by all of the common stock of First Mid Bank. The borrowing agreement contains requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2005 and 2004.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (the "Trust"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established the Trust for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2034, bear interest at three-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2005 and 2004 the rate was 6.95% and 4.87%, respectively. The Company used the proceeds of the offering for general corporate purposes. The trust preferred securities issued by the Trust are included as Tier 1 capital of the Company for regulatory capital purposes.


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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that all capital adequacy requirements have been met.

As of December 31, 2005 and 2004, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2005, there are no conditions or events since the most recent notification that management believes have changed this categorization.




                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                      For Capital             Prompt Corrective
                                               Actual              Adequacy Purposes          Action Provisions
                                       ------------------------ ------------------------- --------------------------

                                         Amount       Ratio       Amount        Ratio       Amount        Ratio
                                       ------------ ----------- ------------ ------------ ------------ -------------
December 31, 2005

Total Capital
(to risk-weighted assets)
  Company                                 $ 75,901     11.87%      $ 51,163      > 8.00%        N/A            N/A
                                                                                 -
  First Mid Bank                            73,913     11.66         50,726      > 8.00     $63,407        > 10.00%
                                                                                 -                         -

Tier 1 Capital
(to risk-weighted assets)
  Company                                   71,253     11.14         25,581      > 4.00         N/A            N/A
                                                                                 -
  First Mid Bank                            69,265     10.92         25,363      > 4.00      38,044         > 6.00
                                                                                 -                          -

Tier 1 Capital
(to average assets)
  Company                                   71,253      8.55         33,330      > 4.00         N/A            N/A
                                                                                 -
  First Mid Bank                            69,265      8.36         33,152      > 4.00      41,440         > 5.00
                                                                                 -                          -

December 31, 2004

Total Capital
(to risk-weighted assets)
  Company                                 $ 70,787     11.71%      $ 48,371      > 8.00%        N/A            N/A
                                                                                 -
  First Mid Bank                            71,233     11.88         47,988      > 8.00     $59,986        > 10.00%
                                                                                 -                         -

Tier 1 Capital
(to risk-weighted assets)
  Company                                   66,166     10.94         24,185      > 4.00         N/A            N/A
                                                                                 -
  First Mid Bank                            66,612     11.10         23,994      > 4.00      35,991         > 6.00
                                                                                 -                          -

Tier 1 Capital
(to average assets)
  Company                                   66,166      7.99         33,132      > 4.00         N/A            N/A
                                                                                 -
  First Mid Bank                            66,612      8.08         32,961      > 4.00      41,201         > 5.00
                                                                                 -                          -


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

The Company has determined estimated fair values using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2005 and 2004 were as follows:

Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

                                               2005                           2004
                                   ----------------------------- -----------------------------
                                      Carrying           Fair       Carrying          Fair
                                       Amount           Value        Amount           Value
                                   -------------- -------------- -------------- --------------
Cash and cash equivalents              $ 19,557        $19,557       $ 23,554       $ 23,554
Investments available-for-sale          155,841        155,841        168,821        168,821
Investments held-to-maturity              1,412          1,442          1,552          1,598


Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.


                                                2005                           2004
                                   ----------------------------- -----------------------------
                                      Carrying          Fair        Carrying          Fair
                                       Amount           Value        Amount           Value
                                   -------------- -------------- -------------- --------------
Deposits with stated maturities        $268,251       $267,849       $273,947       $275,578
Federal funds purchased                   4,000          4,000              -              -
Securities sold under agreements
  to repurchase                          67,380         67,393         59,835         59,847
Federal Home Loan Bank advances          35,000         35,186         25,300         26,178


Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.


                                                2005                           2004
                                   ----------------------------- -----------------------------
                                      Carrying          Fair        Carrying          Fair
                                       Amount           Value        Amount           Value
                                   -------------- -------------- -------------- --------------
Deposits with no stated maturity       $380,818       $380,818       $376,293       $376,293
Floating rate debt                        5,500          5,500          4,600          4,600
Junior subordinated debentures           10,310         10,310         10,310         10,310


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


                                                2005                          2004
                                   ----------------------------- -----------------------------
                                      Carrying          Fair        Carrying          Fair
                                       Amount           Value        Amount           Value
                                   -------------- -------------- -------------- --------------
Net loan portfolio (including
loans held for sale)                   $633,485       $623,882       $593,228       $596,175


Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.

Note 13--Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan ("DCP"). At December 31, 2005, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,440,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,440,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key officers the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. During 1996, the Company began issuing common stock for participants of the DCP. During 2005 and 2004 the Company issued 3,622 common shares and 6,421 common shares, respectively, pursuant to the DCP.


Note 14 - Retirement Plan

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for base contributions of 4% of compensation and a matching contribution by the Company of up to 50% of the first 4% of voluntary employee contributions. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $591,000, $570,000 and $544,000 in 2005, 2004 and 2003, respectively. The
Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and to one current senior officer. Total expense under these two agreements amounted to $75,000 in 2005 and $610,000 and $81,000 per year in 2004 and 2003, respectively. During the fourth quarter of 2004, the Company revised its estimate for supplemental retirement benefits and made a non-recurring entry of $528,000 to reflect the change in the estimate.


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


A summary of the status of stock options under the SI Plan at December 31, 2005, 2004 and 2003 and changes during the years then ended are presented in the following table:

                                 2005                        2004                         2003
                       -------------------------- ---------------------------- ---------------------------
                                      Average                     Average                      Average
                                      Exercise                    Exercise                     Exercise
                         Shares        Price        Shares         Price          Shares        Price
                       ------------ ------------- ------------ --------------- ------------- -------------
Beginning of year          356,656        $23.86      305,343          $18.97       251,156        $15.10
Granted                          -             -       74,250           41.00        72,000         31.00
Exercised                  (25,996)        17.97      (22,937)          14.15       (17,813)        12.85
Cancelled                   (5,625)        30.93            -               -             -             -
                       ------------ ------------- ------------ --------------- ------------- -------------
End of year                325,035        $24.21      356,656          $23.86       305,343        $18.97
                       ============ ============= ============ =============== ============= =============
Options exercisable        197,724        $19.73      176,380          $19.33       140,441        $16.31
                       ============ ============= ============ =============== ============= =============
Fair value of options
 granted during year                                                   $ 7.81                      $ 5.79
                                                                  ============               =============

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted during 2005. The following assumptions were used in estimating the fair value for options granted in 2004 and 2003:


                                                     2004       2003
                                              ------------ ----------
Dividend yield                                     1.3%       1.8%
Average risk free interest rate                    3.51%      2.49%
Weighted average expected life                     5.2 yrs    9.9 yrs
Average expected volatility                        17.2%      15.5%



The following table summarizes information about stock options under the SI plan outstanding at December 31, 2005:

                                            Options Outstanding                  Options Exercisable
                                     Weighted-Average
  Range of Exercise       Number         Remaining      Weighted-Average       Number      Weighted-Average
        Prices         Outstanding   Contractual Life    Exercise Price     Exercisable     Exercise Price
 --------------------- ------------- ------------------ ------------------ --------------- ------------------
 Below $16.00                92,532            3.53             $13.85          92,532             $13.85
 $16.00 to $30.00            97,220            6.53             $17.22          60,470             $17.05
 Above $30.00               135,283            8.49             $36.32          44,722             $35.53
                       ------------- ------------------ ------------------ --------------- ------------------
                            325,035            6.49             $24.21         197,724             $19.73
                       ============= ================== ================== =============== ==================


Note 16 - Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 were as follows:


                          2005        2004        2003
                   ------------ ----------- -----------
Current
  Federal               $4,337      $3,644      $4,183
  State                    553         719         717
                   ------------ ----------- -----------
  Total Current          4,890       4,363       4,900
Deferred
  Federal                  198         156       (186)
  State                     40          22        (40)
                   ------------ ----------- -----------
  Total Deferred           238         178       (226)
                   ------------ ----------- -----------
Total                   $5,128      $4,541      $4,674
                   ============ =========== ===========


Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes). During 2005, 2004 and 2003, the Company was in a graduated tax rate position. The principal reasons for the difference are as follows:


                                              2005          2004          2003
                                     -------------- ------------- -------------
Expected income taxes                       $5,227        $5,002        $4,819
Effects of:
 Tax-exempt income                           (433)         (530)         (550)
 Nondeductible interest expense                 34            32            35
 State taxes, net of federal taxes             385           487           440
 Other items                                    14         (350)            19
 Effect of marginal tax rate                  (99)         (100)          (89)
                                     -------------- ------------- -------------
Total                                       $5,128        $4,541        $4,674
                                     ============== ============= =============


The Company reduced its accrual for taxes in 2004 by $355,000 based upon management's best estimate of future tax liability. There was no such reduction to the 2005 accrual. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:



                                                      2005             2004
                                            --------------- ----------------
Deferred tax assets:
 Allowance for loan losses                         $ 1,808          $ 1,801
 Available-for-sale investment securities              472                -
 Deferred compensation                                 759              696
 Supplemental retirement                               299              289
 Depreciation                                          103                -
 Other                                                  79               68
                                            --------------- ----------------
Total gross deferred tax assets                    $ 3,520          $ 2,854
                                            --------------- ----------------
Deferred tax liabilities:
 Deferred loan costs                                 $ 140            $ 133
 Goodwill                                              503              378
 Prepaid expenses                                      115                -
 FHLB stock dividend                                   510              407
 Core deposit premium amortization                     115               57
 Depreciation                                            -               41
 Purchase accounting                                    44               63
 Other                                                 126               42
 Available-for-sale investment securities                -              398
                                            --------------- ----------------
Total gross deferred tax liabilities                $1,553           $1,519
                                            --------------- ----------------
Net deferred tax assets                             $1,967           $1,335
                                            =============== ================


Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2005 and 2004 as management believes it is more likely than not that the deferred tax assets will be fully realized.
Note 17 - Dividend Restrictions

Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2005, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $11.9 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.


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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004 are as follows:


                                                         2005         2004
                                                  ------------ ------------
Unused commitments including lines of credit:
    Commercial real estate                            $28,745      $25,837
    Commercial operating                               46,012       35,986
    Home Equity                                        16,160       16,002
    Other                                              23,178       13,577
                                                  ------------ ------------
       Total                                         $114,095      $91,402
                                                  ============ ============
Standby letters of credit                              $3,694       $2,840
                                                  ============ ============


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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2005 and 2004. The Company's deferred revenue under standby letters of credit agreements was nominal.


Note 19--Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies ("related parties") have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others and do not involve more than the normal risk of collectibility. Loans to related parties totaled approximately $17,352,000 and $25,079,000 at December 31, 2005 and 2004, respectively.

Activity during 2005 was as follows:

Balance at December 31, 2004                               $25,079
New loans                                                    1,896
Loan repayments                                            (9,623)
                                                  -----------------
Balance at December 31, 2005                               $17,352
                                                  =================

Deposits from related parties held by First Mid Bank at December 31, 2005 and 2004 totaled $11,687,000 and $8,416,000, respectively.


Note 20--Acquisitions

On February 14, 2006, the Company announced it had entered into an agreement and plan of merger to acquire Mansfield Bancorp, Inc. ("Mansfield"), parent company of Peoples State Bank of Mansfield, in Mansfield, Illinois for a total cost of approximately $24 million. As of December 31, 2005, Mansfield had consolidated assets of $127 million, consolidated total deposits of $111 million and consolidated stockholders' equity of $15 million. The acquisition is expected to close in the second quarter of 2006, pending approval from Mansfield's shareholders, the Federal Reserve Board and the Illinois Department of Financial and Professional Regulation.


Note 21 - Future Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Standard ("SFAS") No. 123R, "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," that sets accounting requirements for "share-based" compensation to employees. This statement will require the Company to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation issued to employees, but expresses no preference for the type of valuation model. For the Company, this Statement is effective for years beginning after June 15, 2005. The effect of the adoption of this statement on the Company is currently being determined.


Note 22 - Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,                                             2005          2004
                                                 ------------- -------------
Assets
  Cash                                                 $2,772         $  36
  Premises and equipment, net                             677           268
  Investment in subsidiaries                           83,330        82,179
  Other assets                                          3,331         3,115
                                                 ------------- -------------
Total Assets                                          $90,110       $85,598
                                                 ============= =============
Liabilities and Stockholders' equity
Liabilities
  Dividends payable                                   $ 1,143       $ 1,073
  Debt                                                 15,810        14,910
  Other liabilities                                       831           461
                                                 ------------- -------------
Total Liabilities                                      17,784        16,444
  Stockholders' equity                                 72,326        69,154
                                                 ------------- -------------
Total Liabilities and Stockholders' equity            $90,110       $85,598
                                                 ============= =============

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,                             2005      2004      2003
                                                 --------- --------- ---------
Income:
  Dividends from subsidiaries                      $8,906    $5,156    $4,922
  Other income                                         38       104        80
                                                 --------- --------- ---------
                                                    8,944     5,260     5,002
Operating expenses                                  2,383     2,212     1,068
                                                 --------- --------- ---------
Income before income taxes and equity
  in undistributed earnings of subsidiaries         6,561     3,048     3,934
Income tax benefit                                    930     1,202       381
                                                 --------- --------- ---------
Income before equity in undistributed
  earnings of subsidiaries                          7,491     4,250     4,315
Equity in undistributed earnings of subsidiaries    2,316     5,501     4,778
                                                 --------- --------- ---------
Net income                                         $9,807    $9,751    $9,093
                                                 ========= ========= =========


First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,                            2005       2004       2003
                                                 --------- ---------- ----------

Cash flows from operating activities:
 Net income                                        $9,807     $9,751     $9,093
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation, amortization, accretion, net        10          7          6
     Equity in undistributed earnings of
        subsidiaries                               (2,316)    (5,501)    (4,778)
     (Increase) decrease in other assets             (690)       209     (1,292)
     (Decrease) increase in other liabilities         370       (631)     1,301
                                                 --------- ---------- ----------
Net cash provided by operating activities           7,181      3,835      4,330
                                                 --------- ---------- ----------
Cash flows from financing activities:
 Repayment of debt                                 (3,100)   (11,700)      (200)
 Proceeds from debt                                 4,000      6,675        500
 Issuance of subordinated debt                          -     10,000          -
 Proceeds from issuance of common stock               937        802        895
 Purchase of treasury stock                        (4,851)   (10,365)    (4,233)
 Dividends paid on common stock                    (1,431)      (954)      (778)
                                                 --------- ---------- ----------
Net cash used in financing activities              (4,445)    (5,542)    (3,816)
                                                 --------- ---------- ----------
(Decrease) increase in cash                         2,736     (1,707)       514
Cash at beginning of year                              36      1,743      1,229
                                                 --------- ---------- ----------
Cash at end of year                                $2,772      $  36    $ 1,743
                                                 ========= ========== ==========

Note 23 - Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

                                                         Quarters ended in 2005
                                         March 31       June 30   September 30      December 31
                                    -------------- ------------- -------------- ----------------
Selected operations data:
  Interest income                         $10,424       $10,873        $11,433          $11,850
  Interest expense                          3,349         3,651          4,184            4,503
                                    -------------- ------------- -------------- ----------------
     Net interest income                     7,075         7,222          7,249            7,347
  Provision for loan losses                   187           150            213              541
                                    -------------- ------------- -------------- ----------------
     Net interest income after               6,888         7,072          7,036            6,806
      provision for loan losses
  Other income                              3,176         3,068          3,137            3,137
  Other expense                             6,306         6,494          6,393            6,192
                                    -------------- ------------- -------------- ----------------
    Income before income taxes              3,758         3,646          3,780            3,751
  Income taxes                              1,323         1,284          1,335            1,186
                                    -------------- ------------- -------------- ----------------
    Net income                            $ 2,435       $ 2,362        $ 2,445          $ 2,565
                                    ============== ============= ============== ================

  Basic earnings per share                  $0.55         $0.53          $0.55            $0.59
  Diluted earnings per share                $0.54         $0.52          $0.54            $0.56


                                                         Quarters ended in 2004
                                         March 31       June 30   September 30    December 31 (1)
                                    -------------- ------------- -------------- ----------------
Selected operations data:
  Interest income                          $9,727        $9,761        $10,099          $10,437
  Interest expense                          2,687         2,727          2,986            3,244
                                    -------------- ------------- -------------- ----------------
    Net interest income                     7,040         7,034          7,113            7,193
  Provision for loan losses                   187           188             62              151
                                    -------------- ------------- -------------- ----------------
    Net interest income after               6,853         6,846          7,051            7,042
      provision for loan losses
  Other income                              2,898         2,943          2,876            2,922
  Other expense                             6,168         6,236          6,252            6,483
                                    -------------- ------------- -------------- ----------------
    Income before income taxes              3,583         3,553          3,675            3,481
  Income taxes                              1,194         1,190          1,246              911
                                    -------------- ------------- -------------- ----------------
    Net income                            $ 2,389       $ 2,363        $ 2,429          $ 2,570
                                    ============== ============= ============== ================

  Basic earnings per share                  $0.52         $0.53          $0.54            $0.58
  Diluted earnings per share                $0.51         $0.52          $0.53            $0.57

(1) During the fourth quarter of 2004, the Company revised its estimates for deferred loan fees and costs, deferred compensation liabilities and accrued income taxes and adjusted its 2004 earnings accordingly. The net effect of these adjustments increased 2004 reported earnings by $147,000 and $.04 per diluted share.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheet of First Mid-Illinois Bancshares, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principals generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Mid-Illinois Bancshares, Inc.'s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 24, 2006 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.




/s/ BKD, LLP

Decatur, Illinois
January 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Mid-Illinois Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of First Mid-Illinois Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




/s/ KPMG LLP

Chicago, Illinois
March 9, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for by Item 9 with respect to changes in accountants is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Independent Public Accountants."


ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company's disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control--Integrated Framework." Based on the assessment, management determined that, as of December 31, 2005, the Company's internal control over financial reporting is effective, based on those criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.


March 8, 2006


/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited management's assessment, included in the accompanying Management's Report, that First Mid-Illinois Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Mid-Illinois Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Mid-Illinois Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, and our report dated January 24, 2006 expressed an unqualified opinion thereon.




/s/ BKD, LLP

Decatur, Illinois
January 24, 2006

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company's 2006 Proxy Statement under the captions "Proposal 1 - Election of Directors" and "Section 16 - Beneficial Ownership Reporting Compliance."

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption "Supplemental Item
- Executive Officers of the Company."

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Report of the Audit Committee to the Board of Directors."

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


ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company's 2006 Proxy Statement under the captions "Meetings and Committees of the Board of Directors," "Executive Compensation," "Common Stock Price Performance Graph" and "Directors' Compensation."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

                                                                 Equity Compensation Plan Information
                                         -------------------------------------------------------------------------------------
             Plan category                Number of securities
                                            to be issued upon        Weighted-average        Number of securities remaining
                                               exercise of           exercise price of       available for future issuance
                                           outstanding options      outstanding options     under equity compensation plans
                                                   (a)                       (b)                          (c)
---------------------------------------- ------------------------ ------------------------ -----------------------------------
Equity compensation plans approved
by security holders:
  (1) Deferred Compensation Plan                 165,214                   $14.69                        284,786
  (2) Stock Incentive Plan                       325,035                    24.21                         42,000
Equity compensation plans not approved
by security holders                                    -                        -                              -
                                         ------------------------ ------------------------ -----------------------------------
                 Total                           490,249                   $21.00                        326,786
                                         ======================== ======================== ===================================

The Company's equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan. Additional information regarding each plan is available in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Stock Plans" and
Note 15 - "Stock Option Plan" herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Voting Securities and Principal Holders Thereof."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Certain Relationships and Related Transactions."



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company's 2006 Proxy Statement under the caption "Fees of Independent Auditors."




                                     PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

     Financial Statements and Supplementary Data:

     *    Consolidated Balance Sheets -- December 31, 2005 and 2004

     * Consolidated Statements of Income -- For the Years Ended December 31, 2005, 2004 and 2003

     * Consolidated Statements of Changes in Stockholders' Equity -- For the Years Ended December 31, 2005, 2004 and 2003

     * Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2005, 2004 and 2003.



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


Dated:    March 8, 2006

By:  /s/ William S. Rowland
     William S. Rowland
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of March 2006, by the following persons on behalf of the Company and in the capacities listed.


Signature and Title

/s/ William S. Rowland
William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director

/s/ Michael L. Taylor
Michael L. Taylor, Vice President and Chief Financial Officer

/s/ Charles A. Adams
Charles A. Adams, Director

/s/ Kenneth R. Diepholz
Kenneth R. Diepholz, Director

/s/ Joseph R. Dively
Joseph R. Dively, Director

/s/ S. L. Grissom
Steven L. Grissom, Director

/s/ Daniel E. Marvin, Jr.
Daniel E. Marvin, Jr., Director

/s/ Gary W. Melvin
Gary W. Melvin, Director

/s/ Sara Jane Preston
Sara Jane Preston, Director

/s/ Ray A. Sparks
Ray A. Sparks, Director

Exhibit                Exhibit Index to Annual Report on Form 10-K
 Number             Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------
2.1 Agreement and Plan of Merger By and Among First Mid-Illinois Bancshares, Inc., First Mid Merger Company and Mansfield Bancorp, Inc. Incorporated by reference to Exhibit 2 to First Mid-Illinois Bancshares, Inc.'s Report on Form 8-K filed with the SEC on February 15, 2006.
3.1 Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc. Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)
3.2 Restated Bylaws of First Mid-Illinois Bancshares, Inc. and Amendment thereto Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-13368)
4.1 Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank, as Rights Agent Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.'s Registration Statement on Form 8-A filed with the SEC on September 22, 1999
10.1 Employment Agreement between the Company and William S. Rowland Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Report on Form 8-K filed with the SEC on December 16, 2004. 10.2 Employment Agreement between the Company and John W. Hedges Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.'s Report on Form 8-K filed with the SEC on November 3, 2005.
10.3 First Amendment to Employment Agreement between the Company and John W. Hedges (Filed herewith)
10.4 Amended and Restated Deferred Compensation Plan (Filed herewith)
10.5 1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.'s Annual Report on Form 10-K for the for the year ended December 31, 1998 (File No 0-13368)
10.6 First Amendment to 1997 Stock Incentive Plan (Filed herewith) 10.7 Second Amendment to 1997 Stock Incentive Plan (Filed herewith)
10.8 Supplemental Executive Retirement Plan (Filed herewith)
10.9 First Amendment to Supplemental Executive Retirement Plan (Filed herewith)
10.10 Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland (Filed herewith)
10.11 Form of Employment Agreement between the Company and certain officers of the Company, including Michael L. Taylor, Robert J. Swift, Jr., Stanley E. Gilliland and Laurel Allenbaugh The agreements are substantially identical in all material respects except as to the parties, the execution dates and the monthly base payout. A sample form of the agreement is filed herewith.
11.1 Statement re: Computation of Earnings Per Share (Filed herewith)
14.1 Code of Ethics for Senior Financial Management (Filed herewith)
21.1 Subsidiaries     of    the    Company    (Filed     herewith)
23.1 Consent of BKD LLP (Filed herewith)
23.2 Consent of KPMG LLP (prior years) (Filed herewith)
31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                                                    Exhibit 10.3


                               FIRST AMENDMENT TO
                             EMPLOYMENT AGREEMENT OF
                                 JOHN W. HEDGES

         This First Amendment to the Employment Agreement is made and entered into on March 6, 2006, by and between First Mid-Illinois Bancshares, Inc. (the "Company"), a corporation with its principal place of business located in Mattoon, Illinois, and John W. Hedges (the "Executive").

         WHEREAS, the Company and the Executive are parties to an Employment Agreement dated as of October 1, 2005 (the "Employment Agreement") and now desire to amend the Employment Agreement to comply with Internal Revenue Code
Section 409A and the guidance and regulations thereunder, to the extent applicable.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree to amend the Employment Agreement as follows, effective as of January 1, 2005:

1. By amending the second sentence of Section 4.02(a) to read as follows:

         "(a) Such amount shall be paid in a lump sum payment as soon as practicable following the date of such termination."

2. By adding a final sentence to Section 4.02 to read as follows:

         "If at the time of such termination of employment Executive is a "Key Employee" as defined in Section 416(i) of the Internal Revenue Code (without reference to paragraph 5 thereof), and the amounts payable to Executive pursuant to Section 4.02(a) and (b) are subject to Section 409A of the Internal Revenue Code, payment of such amounts shall not commence until six months following Executive's termination of employment, with the first payment to include the payments that otherwise would have been made during such six-month period."

         IN WITNESS WHEREOF, the parties have executed this First Amendment to the Employment Agreement on the 6th day of March, 2006.

                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By: /s/ William S. Rowland
                                   Its:     Chairman and Chief Executive Officer

                                        JOHN W. HEDGES

                                        /s/ John W. Hedges

                                                                    Exhibit 10.4

                       FIRST MID-ILLINOIS BANCSHARES, INC.

                              AMENDED AND RESTATED
                           DEFERRED COMPENSATION PLAN

1.       PURPOSE

      The purpose of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (the "Plan") is to enable First Mid-Illinois Bancshares, Inc. (the "Company") directors, advisory directors and key officers to elect to defer a portion of the fees and cash compensation payable by the Company and any affiliates on account of service as a director or employee. The Plan is intended as a means of maximizing the effectiveness and flexibility of the compensation arrangements to directors and a select group of management or highly compensated employees of the Company and affiliates, and as an aid in attracting and retaining individuals of outstanding abilities and specialized skills for service.

2.       EFFECTIVE DATE

      The Plan was effective as of June 14, 1984 and was amended and restated effective as of September 15, 1998. The Plan is hereby further amended and restated effective as of January 1, 2005 to comply with Internal Revenue Code (the "Code") Section 409A and the guidance and regulations thereunder. Benefits that are "Pre-2005 Benefits" (as herein defined) shall be administered without giving effect to Code Section 409A and the guidance and regulations thereunder.

3.       PLAN ADMINISTRATION

      The Plan shall be administered by a committee which shall be comprised solely of two or more directors which are "outside directors" (within the meaning of Code Section 162(m) and the regulations thereunder) and "non-employee directors" (within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934) appointed by the Board (the "Committee"). The Committee shall have sole authority to select the employees from among those eligible who may participate under the Plan. The Committee is authorized, subject to Board approval, to interpret the Plan and may from time to time adopt such rules, regulations, forms and agreements, not inconsistent with the provisions of the Plan, as it may deem advisable to carry out the Plan. All decisions made by the Committee in administering the Plan shall be subject to Board review.

4.       ELIGIBILITY

      Any director, advisory director or key officer of the Company or any affiliate designated by the Board is eligible to participate in the Plan; provided, however, that officers or employees so designated shall be limited to a select group of management or highly compensated employees within the meaning of Section 201(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Any such director, advisory director or key officer shall be a "Participant" as of the date designated by the Board, and his or her status as a Participant shall continue until the date of the first payment pursuant to
Section 8 hereof.

5.       SHARES SUBJECT TO THE PLAN

      The aggregate number of shares of common stock of the Company ("Shares") initially authorized for distribution to directors and employees under the Plan was 100,000 Shares. After taking into account a 2-for-1 stock split in 1997, a 3-for-2 stock split in 2001 and a 3-for-2 stock split in 2004, the aggregate number of Shares which may be distributed to directors and employees under the Plan is 450,000. Any Shares that remain unissued upon termination of the Plan shall cease to be subject to the Plan, but until termination of the Plan, the Company shall at all times make available sufficient Shares to meet the requirements of the Plan. The aggregate number of Shares which may be sold under the Plan shall be adjusted to reflect a change in capitalization of the Company, such as a stock dividend or stock split.

6.       ELECTION TO DEFER PAY

(a) IN GENERAL. Each Participant shall be entitled to make an annual irrevocable election to defer receipt of all or a part of the fees or compensation payable to him or her in cash ("Pay"). Such election shall continue in effect until the beginning of the subsequent calendar year. Pay with respect to which a deferral election has been made shall be referred to hereinafter as "Deferred Pay."

(b) MANNER OF ELECTION. Elections to defer receipt of Pay shall be made in writing in accordance with such rules and procedures as the Board may prescribe, provided that: (i) each such election to defer cash compensation shall include the percentage to be deferred, either 5%, 10% or 15% of base salary or 25% increments of incentive compensation, of Pay from the Company or affiliate which becomes payable; and (ii) each such election to defer fees shall include all fees receivable. Elections to defer receipt of base salary or fees must be made prior to the beginning of the calendar year for which such amounts will be paid. Elections to defer receipt of incentive compensation must be made prior to the calendar year during which the services related to the incentive compensation are performed; provided, that an election to defer performance-based incentive compensation, as defined in Code Section 409A and guidance and regulations thereunder, must be made no later than six months before the end of the performance period during which the services related to the incentive compensation are performed (provided that such performance period is at least 12 months in duration).



7.       RECORD AND CREDITING OF DEFERRED AMOUNTS

(a) DEFERRED PAY. The Company shall deposit the amount of any Deferred Pay to an account for the benefit of the Participant (the "Deferred Pay Account") as of the date the Pay would otherwise have been paid to the Participant, or as soon thereafter as administratively feasible. Such amount shall be invested in a money market or similar type of investment vehicle as selected by the Committee. As soon as administratively feasible after the end of the calendar quarter in which such Pay has been credited to the Deferred Pay Account, the Deferred Pay Account balance shall be applied to purchase whole and fractional Shares. The price at which any Shares are purchased with Deferred Pay shall be the actual purchase price (if purchased on the open market) or the price as determined by the Board in accordance with the other equity based stock purchase programs of the Company.

(b)      EARNINGS CREDIT.

(i) While held in the money market or similar account, the Participant's Deferred Pay Account shall be credited with earnings on the first business day following the end of each month or as soon thereafter as administratively feasible.

(ii) The Participant's Deferred Pay Account shall be credited, as of the applicable dividend payment date or as soon thereafter as administratively feasible, with the stock dividends that are paid with respect to the Shares credited to the Deferred Pay Account as of the related record date.

(iii) Until complete distribution of the balance of the Deferred Pay Account has been made, the unpaid balance shall continue to be credited with earnings in accordance with this Section 7(b).

(c) VALUE AND STATEMENT OF ACCOUNT. The Company shall provide each Participant with a statement of the value of his or her Deferred Pay Account, including the amount of Deferred Pay and income thereon, at least annually.

8.       PAYMENT OF DEFERRED ACCOUNT

(a) IN GENERAL. No withdrawals or payments shall be made from a Participant's Deferred Pay Account except as provided in this Section
         8. All withdrawals and payments hereunder, and under any trust established pursuant to the last sentence of Section 10, shall be made solely in Shares except for cash payments with respect to fractional Shares, if any.

(b) INSTALLMENTS. The value of a Participant's Deferred Pay Account shall be payable in five annual installments commencing on the March 15 following the date he or she separates from service with the Company. Notwithstanding the foregoing, if at the time of such separation from service the Participant is a Key Employee as defined in Code Section 416(i) (without reference to paragraph 5 thereof), and the first installment is scheduled to be paid within six months of the date of the Participant's separation from service, the first installment shall be paid first from the portion of the Participant's Deferred Pay Account that is considered a Pre-2005 Benefit. If any portion of the first annual installment cannot be made from such Pre-2005 Benefit, then the amount of the first installment payment shall be restricted to the amount of the Pre-2005 Benefit and the remaining amount of the first installment that cannot be paid due to this restriction shall be paid from the portion of the Participant's Deferred Pay Account that is considered a Post-2004 Benefit, but not until six months have elapsed from the date of the Participant's separation from service. The four remaining annual installments shall be paid on each anniversary of the March 15 following the Participant's separation from service.

(c) SINGLE SUM PAYMENT. Notwithstanding Section 8(b) above, the Board in its sole discretion may elect at any time to pay the value of a Participant's Deferred Pay Account that is considered a Pre-2005 Benefit in a single payment. The portion of a Participant's Deferred Pay Account that is considered a Post-2004 Benefit shall not be payable in a single payment.

(d) ACCELERATION FOR UNFORESEEABLE EMERGENCY. The Board, in its sole discretion, may accelerate payment of amounts credited to a Participant's Deferred Pay Account if requested by the Participant to do so and if the requirements of this Section 8(d) are met. Such acceleration may occur only in the event of a severe financial hardship to the Participant resulting from an illness or accident of the Participant, the Participant's spouse, or a dependent (as defined in Code Section 152(a)) of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant and is limited to the amount deemed reasonably necessary to satisfy the emergency need.

(e) DEATH OF PARTICIPANT. In the event that a Participant dies at any time prior to complete distribution of all amounts payable to him or her under the provisions of the Plan, the unpaid balance of the Participant's Deferred Pay Account shall be determined as of the valuation date immediately following his or her death, and such amount shall be paid in a single payment on the March 15 following such valuation date, or as soon as reasonably possible thereafter, to the Participant's beneficiary or beneficiaries.

(f)      DEFINITIONS.

(i) Pre-2005 Benefit. "Pre-2005 Benefit" means the portion of a Participant's Deferred Pay Account earned and vested as of December 31, 2004.

(ii) Post-2004 Benefit. "Post-2004 Benefit" means the portion of a Participant's Deferred Pay Account in excess of his or her Pre-2005 Benefit, if any.




9.       DESIGNATION OF BENEFICIARY

      Participants shall designate in writing, in accordance with such rules and procedures as the Committee may prescribe, the beneficiary or beneficiaries who are to receive the Participant's Deferred Pay Account in the event of the Participant's death.

10.      UNSECURED OBLIGATIONS

      The obligation of the Company to make payments under the Plan shall be a general obligation of the Company, and such payments shall be made in Shares (other than cash payments with respect to fractional Shares), and such Shares (and cash) shall at all times constitute a part of the general assets and property of the Company. The Participant's relationship to the Company under the Plan shall be only that of a general unsecured creditor and neither the Plan nor any agreement entered into hereunder or action taken pursuant hereto shall create or be construed to create a trust or fiduciary relationship of any kind. The Company may establish an irrevocable grantor trust for purposes of holding and investing the Deferred Pay Account balances but such establishment shall not create any rights in or against any amount so held, except that the trustee of such trust may vote any Shares thereunder in accordance with the direction of the Participants.

11.      AMENDMENT AND TERMINATION

      The Board may amend, suspend or terminate the Plan or any portion thereof at any time, but (except as provided in Section 5) no amendment shall be made without approval of the stockholders of the Company which shall: (a) materially increase the aggregate number of Shares with respect to which distributions may be made under the Plan; (b) materially increase the benefits which may be provided to individuals under the Plan; or (c) change the class of persons eligible to participate in the Plan; provided, however, that no such amendment, suspension or termination shall impair the rights of any individual, without his or her consent, in any award theretofore made pursuant to the Plan.

      Upon suspension or termination of the Plan, a Participant's Deferred Pay Account shall continue to be paid to the Participant in the manner and at the time described in Section 8.

12.      EFFECT OF TRANSFER

(a) IN GENERAL. Upon a Change in Control, the entire unpaid balance of each Deferred Pay Account shall be paid in a lump sum to the Participant as of the effective date thereof.

(b) DEFINITION. "Change in Control" means the occurrence of one of the following events:

(i) Any one person, or more than one Person Acting as a Group (as defined below), acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50% of the total fair market value or total voting power of the stock of the Company. However, if any one person or more than one Person Acting as a Group is considered to own more than 50% of the total fair market value or total voting power of the stock of the Company, the acquisition of additional stock by the same person or persons is not considered to cause a Change in Control (or to cause a Change in Control) of the Company. An increase in the percentage of stock owned by any one person, or Persons Acting as a Group, as a result of a transaction in which the Company acquires its stock in exchange for property will be treated as an acquisition of stock. This paragraph
          (i) applies only when there is a transfer of stock of the Company (or issuance of stock of the Company) and stock in the Company remains outstanding after the transaction.

(ii) Any one person, or more than one Person Acting as a Group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of the Company possessing 35% or more of the total voting power of the stock of the Company. If any one person, or more than one Person Acting as a Group, is considered to effectively control the Company, the acquisition of additional control of the Company by the same person or persons is not considered to cause a Change in Control (or to cause a Change in Control) of the Company.

(iii) Any one person, or more than one Person Acting as a Group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For this purpose, gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

                   There is no Change in Control when there is a transfer to an entity that is controlled by the stockholders of the Company immediately after the transfer. A transfer of assets by the Company is not treated as a Change of Control if the assets are transferred to -

                           (A) a stockholder of the Company (immediately before
                   the asset transfer) in exchange for or with respect to its stock;

                           (B) an entity, 50% or more of the total value or
                   voting power of which is owned, directly or indirectly, by the Company;

                           (C) a person, or more than one Person Acting as a
                   Group, that owns, directly or indirectly, 50% or more of the total value or voting power of all the outstanding stock of the Company; or

                           (D) an entity, at least 50% of the total value or
                   voting power of which is owned, directly or indirectly, by a person described in clause (C) next above.

A person's status is determined immediately after the transfer of assets. For example, a transfer to a corporation in which the Company has no ownership interest before the transaction, but which is a majority-owned subsidiary of the Company after the transaction is not treated as a Change of Control.

         Persons Acting as a Group. Persons shall not be considered to be acting as a group solely because they purchase or own stock of the same corporation at the same time or as a result of the same public offering. However, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with the Company. If a person, including an entity, owns stock in both corporations that enter into a merger, consolidation, purchase or acquisition of stock, or similar transaction, such stockholder is considered to be acting as a group with other stockholders in a corporation prior to the transaction giving rise to the change and not with respect to the ownership interest in the other corporation.

13.      NON-ASSIGNABILITY

      No right to receive payments under the provisions of the Plan shall be transferable or assignable by a Participant, except by will or by the laws of descent and distribution, and during his or her lifetime payment may only be received by the Participant or his or her legal representative or guardian.

14.      DELIVERY AND REGISTRATION OF STOCK

      The Company shall not be required to deliver any Shares under the Plan prior to the completion of registration or other qualification of such Shares under any state or federal law, rule or regulation, as the Committee shall determine to be necessary or advisable.

      IN WITNESS WHEREOF, the Company has caused this Amendment and Restatement of the Plan to be executed in its name by its duly authorized officer this 28th day of February, 2006, effective as of the 1st day of January, 2005.



                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By:  /s/ William S. Rowland

                                   Its:  Chairman and Chief Executive Officer

                                                                    Exhibit 10.6


               AMENDMENT I TO FIRST MID-ILLINOIS BANCSHARES, INC.
                            1997 STOCK INCENTIVE PLAN

         WHEREAS, the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan (the "Plan") was adopted by the Board of Directors of First Mid-Illinois Bancshares, Inc. (the "Corporation") on October 21, 1997 and by the Stockholders of the Corporation on May 20, 1998;

         WHEREAS, the Corporation reserved the right to amend the Plan; and

         WHEREAS, the Corporation deems it to be in its best interest to amend the Plan as described below.

         1. The Plan hereby is amended to (1) reflect the 3-for-2 stock split of shares of the Corporation's common stock on November 16, 2001 and (2) increase from 150,000 to 300,000 the number of shares of common stock of the Corporation available for issuance under the Plan;

         2. The first sentence of Section 4 of the Plan hereby is amended and restated in its entirety to read as follows: "The aggregate number of Shares that may be obtained by directors, employees, consultants and advisors under the Plan shall be 300,000 Shares.";

         3. The third sentence of Section 4 of the Plan hereby is amended and restated in its entirety to read as follows: "The maximum number of Shares that may be granted to an employee pursuant to an award for any calendar year may not exceed 75,000 Shares."; and

         4. The fourth sentence of Section 8 of the Plan hereby is amended and restated in its entirety as follows: "Payment may be in a lump sum, or if the lump sum exceeds $150,000, in substantially equal annual or more frequent installments over a period not exceeding five (5) years in the discretion of the Committee."

         This Amendment I has been executed on March 28, 2002.

                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By:  /s/ William S. Rowland

                                   Its: Chairman and Chief Executive Officer

                                                                    Exhibit 10.7

                               SECOND AMENDMENT TO
          FIRST MID-ILLINOIS BANCSHARES, INC. 1997 STOCK INCENTIVE PLAN

WHEREAS, First Mid-Illinois Bancshares, Inc. (the "Company") maintains the First Mid-Illinois Bancshares, Inc. 1997 Stock Incentive Plan, as amended from time to time (the "Plan"); and

WHEREAS, pursuant to the authority set forth in Section 9 of the Plan, the Company deems it desirable to amend the Plan to clarify that all options and stock appreciation rights granted under the Plan will be granted at not less than fair market value at the time of grant.

NOW, THEREFORE, the Plan is amended in the following respects, effective as of January 1, 2005:

1. By revising Section 4 to read as follows:
                  "The aggregate number of Shares initially authorized for issuance under the Plan was 100,000 Shares. After taking into account a 3-for-2 stock split in 2001, a subsequent increase in the number of Shares authorized for issuance under the Plan from 150,000 to 300,000 Shares, and a 3-for-2 stock split in 2004, the aggregate number of Shares authorized for issuance under the Plan is 450,000 Shares. Any Shares that remain unissued at the termination of the Plan shall cease to be subject to the Plan, but until termination of the Plan, the Company shall at all times make available sufficient Shares to meet the requirements of the Plan. The maximum number of Shares that may be granted to an employee pursuant to an award for any calendar year may not exceed 112,500 Shares."

2. By adding the following clause (vi) to Section 5(c):
                  "vi. Option Price. The option price per Share shall be not less than 100% of the fair market value of a Share on the date the option is granted."

3. By adding the following sentence to the beginning of Section 7(b):
                  "SARs shall be granted at not less than 100% of the fair market value of a Share on the date the SAR is granted."

4. By amending the fourth sentence of Section 8 of the Plan to read as follows:
                  "Payment may be in a lump sum, or if the lump sum exceeds $225,000, in substantially equal annual or more frequent installments over a period not exceeding five (5) years in the discretion of the Committee."


IN WITNESS WHEREOF, the Company has caused this Second Amendment to the Plan to be executed on its behalf, by its officer, duly authorized, on this 28th day of February, 2006.
                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By: /s/ William S. Rowland

                                   Its:   Chairman and Chief Executive Officer

                                                                    Exhibit 10.8

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

                                                                    Exhibit 10.9

                               FIRST AMENDMENT TO
                       FIRST MID-ILLINOIS BANCSHARES, INC.
                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     WHEREAS, First Mid-Illinois Bancshares, Inc. (the "Company") maintains the First Mid-Illinois Bancshares, Inc. Supplemental Executive Retirement Plan (the "Plan");

     WHEREAS, pursuant to the authority set forth in Section 4.1 of the Plan, the Company deems it desirable to amend the Plan to reduce the period of time during which a Participation Agreement must be entered into between the Company and the Participant from 60 days to 30 days.

     NOW, THEREFORE, the Plan is amended, effective as of January 1, 2005, by replacing "sixty (60) days" with "thirty (30) days" where it appears in Section III.

     IN WITNESS WHEREOF, the Company has caused this First Amendment to the Plan to be executed on its behalf, by its officer, duly authorized, on this 28th day of February, 2006.

                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By:  /s/ William S. Rowland

                                   Its:     Chairman and Chief Executive Officer

                                                                   Exhibit 10.10


                             PARTICIPATION AGREEMENT

            (AS AMENDED AND RESTATED EFFECTIVE AS OF JANUARY 1, 2005)

     This Agreement is made this 28th day of February, 2006, by and between First Mid-Illinois Bancshares, Inc. (the "Company") and William S. Rowland (the "Participant"), to be effective as of January 1, 2005.

                              W I T N E S S E T H :

     WHEREAS, the Participant has been designated as a participant in the First Mid-Illinois Bancshares, Inc. Supplemental Executive Retirement Plan (the "Plan"), effective August 20, 1991, and

     WHEREAS, the Company and the Participant wish to amend and restate the terms and conditions of the Supplemental Plan Benefit payable to or with respect to the Participant pursuant to the terms of the Plan, to comply with Internal Revenue Code (the "Code") Section 409A and the guidance and regulations thereunder. The portion of a Supplemental Plan Benefit that is a "Pre-2005 Benefit" (as herein defined) shall be administered without giving effect to Code
Section 409A and the guidance and regulations thereunder.

     NOW, THEREFORE, in consideration of the promises and the mutual covenants herein contained, it is agreed as follows:

1. Terms and Conditions of Plan. This Agreement is subject to the provisions set forth herein and the terms and conditions of the Plan, the terms of which are hereby incorporated by reference.

2. Definitions. All words and phrases defined in the Plan shall have the same meaning in this Agreement, except as otherwise expressly provided herein:

(a) Disability. "Disability" means a disability under the rules and definitions contained in the long term disability plan maintained by the Company at the date the Participant's employment terminates.

(b) Post-2004 Benefit. "Post-2004 Benefit" means the portion of the Participant's Supplemental Plan Benefit in excess of the Participant's Pre-2005 Benefit, if any.

(c) Pre-2005 Benefit. "Pre-2005 Benefit" means the portion of the Participant's Supplemental Plan Benefit equal to the present value, determined as of December 31, 2004, of the benefit to which the Participant would be entitled under the Plan if he terminated employment for reasons other than as described in Section 5.1 of the Plan on December 31, 2004 and received the entire payment of his benefit from the Plan on the earliest possible date allowed under the Plan following termination of employment.

3.        Amount and Normal Form of Benefit.

(a) Retirement at Age 65 or Thereafter. If the Participant retires from employment with the Company and all Affiliated Companies at age 65 or thereafter, the Company shall pay a Supplemental Plan Benefit of $50,000 per year for a period of 20 years to the Participant. Such Supplemental Plan Benefit shall be paid in monthly installments commencing on the first day of the month coincident with or next following the date of the Participant's termination of employment due to retirement. If the Participant dies after retirement and before all payments have been received for such 20-year period, any remaining payments shall be made to a Designated Beneficiary.

(b) Death Prior to Retirement. If the Participant's employment with the Company and all Affiliated Companies terminates by reason of his death, the Company shall pay a Supplemental Plan Benefit of $50,000 per year for a period of 20 years to a Designated Beneficiary of the Participant. Such Supplemental Plan Benefit shall be paid in monthly installments commencing on the first day of the month next following the date of death of the Participant. If the Designated Beneficiary dies before all payments have been received for such 20-year period, any remaining payments shall be made to a successor Designated Beneficiary.

(c) Disability. If the Participant's employment with the Company and all Affiliated Companies terminates prior to his attaining age 65 by reason of his Disability, the Company shall pay a Supplemental Plan Benefit of $50,000 per year for a period of 20 years to the Participant. The Supplemental Plan Benefit shall be paid in monthly installments commencing on the first day of the month coincident with or next following the Participant's 65th birthday. If the Participant dies after payment of the Supplemental Plan Benefit has commenced pursuant to this Section 3(c) and before all payments have been received for such 20-year period, any remaining payments shall be made to a Designated Beneficiary.

(d) Other Termination of Employment. Except as otherwise provided in the Plan, if the Participant's employment with the Company and all Affiliated Companies terminates prior to death or age 65 and other than by reason of his Disability, the Company shall pay a Supplemental Plan Benefit in an amount equal to $50,000 per year for 20 years and reduced pursuant to the following schedule based on the Participant's age at termination of employment:

   Age                       Date of Termination          Percent Reduction
   ---                       -------------------          -----------------
  44                Prior to 12/31/91                            95
  45                1/1/92 - 12/31/92                            90
  46                1/1/93 - 12/31/93                            85
  47                1/1/94 - 12/31/94                            80
  48                1/1/95 - 12/31/95                            75
  49                1/1/96 - 12/31/96                            70
  50                1/1/97 - 12/31/97                            65
  51                1/1/98 - 12/31/98                            60
  52                1/1/99 - 12/31/99                            55
  53                1/1/2000 - 12/31/2000                        50
  54                1/1/2001 - 12/31/2001                        45
  55                1/1/2002 - 12/31/2002                        40
  56                1/1/2003 - 12/31/2003                        35
  57                1/1/2004 - 12/31/2004                        30
  58                1/1/2005 - 12/31/2005                        25
  59                1/1/2006 - 12/31/2006                        20
  60                1/1/2007 - 12/31/2007                        15
  61                1/1/2008 - 12/31/2008                        10
  62                1/1/2009 - 12/31/2009                         5
  63                On or after 1/1/2010                         -0-

                   The Supplemental Plan Benefit shall be paid in monthly installments over a 20-year period commencing on the first day of the month coincident with or next following the Participant's 65th birthday. If the Participant dies after payment of the Supplemental Plan Benefit has commenced and before all payments have been received for such 20-year period, any remaining payments shall be made to a Designated Beneficiary.

(e) Death After Termination of Employment and Before Benefit Commencement. If the Participant's employment with the Company and all Affiliated Companies terminates for any reason other than death prior to attaining age 65, and he dies before payment to him of the Supplemental Plan Benefit referred to in Section 5(c) or (d) above has commenced, then such Supplemental Plan Benefit otherwise payable to the Participant will be payable to the Participant's Designated Beneficiary for a period of 20 years without any reduction for early commencement thereof. Payment will be made in monthly installments and will commence on the first day of the month next following the date of death of the Participant. If the Designated Beneficiary dies before all payments have been received for such 20-year period, any remaining payments shall be made to a successor Designated Beneficiary.

4.                 Changes to Form and Timing of Benefit.

(a)                Timing.

(i) Acceleration of Pre-2005 Benefit. A Participant whose employment terminates prior to age 65 for reasons other than death may elect, in accordance with Section 4(c), to have payment of his Pre-2005 Benefit commence on the first day of any month after his termination of employment and prior to age 65; provided, however, that if such an election is made, the Supplemental Plan Benefit otherwise payable at age 65 will be reduced at the rate of 0.0083% for each month by which the first day of the month coincident with or next following the date upon which payment of such Supplemental Plan Benefit commences precedes the first day of the month coincident with or next following the Participant's 65th birthday.

(ii) Deferral of Payment. A Participant may elect, in accordance with Section 4(c), to defer payment, or commencement of payment, of his Supplemental Plan Benefit.

(b) Lump Sum Payment. The Participant may elect, in accordance with Section 4(c), to have his Supplemental Plan Benefit paid in a lump sum, which shall be actuarially equivalent to the value of his Supplemental Plan Benefit payable in installments over a 20-year period. For purposes of adjustments made pursuant to this Agreement to determine the equivalent lump sum value of such payments, the actuarial factors and assumptions to be used shall be those selected by the Committee, in its sole discretion. A lump sum form of payment may not be requested by the Participant after payment of the Supplemental Plan Benefit has commenced.

(c) Elections Procedures. The Participant's elections pursuant to this Section 4 shall be irrevocable and binding on the Participant and his Designated Beneficiary.

(i) Pre-2005 Benefit. A Participant's election to defer or accelerate commencement of his Pre-2005 Benefit or to have such Pre-2005 Benefit paid in a lump sum must be delivered in writing to the Committee at least six months before the date of the Participant's termination of employment.

(ii)               Post-2004 Benefit.

                                    (A) A Participant's election to defer
                           commencement of his Post-2004 Benefit or to have such Post-2004 Benefit paid in a lump sum must be made at least 12 months prior to the date on which the lump sum payment or first installment payment would otherwise commence and such payment shall be deferred for a period of not less than five years from the date on which such payment would otherwise have been made.

                                    (B) Notwithstanding any other provisions of
                           this Section 4(c) to the contrary, the Participant may make an election with respect to the time and form of payment of his Post-2004 Supplemental Plan Benefit without regard to the restrictions imposed under paragraph (A) provided that the election is made on or before December 31, 2006, it applies only to amounts that would not otherwise be payable in calendar year 2006, and it shall not cause any amount to be paid in calendar year 2006 that would not otherwise be payable in such year.

5. Key Employee. If at the time of the Participant's termination of employment the Participant is a "Key Employee" as defined in Code Section 416(i) (without reference to paragraph 5 thereof), and the Participant's Supplemental Plan Benefit is scheduled to begin or be made within six months of the date of the Participant's termination of employment, (a) installment payments shall be paid first from the Participant's Pre-2005 Benefit and (b) any lump sum payment shall be paid as soon as practicable after the end of such six-month period, as applicable.

6. Termination of Benefit. A Designated Beneficiary or successor Designated Beneficiary may be selected only by the Participant by written notice delivered to the Committee prior to the date of the Participant's death. If no Designated Beneficiary has been designated by the Participant prior to his death, or if none is living at the date of death of the Participant or at any time during the 20-year period over which the Supplemental Plan Benefit is payable, then no further Supplemental Plan Benefit payments shall be made by the Company following the date of death of the survivor of the Participant and all his Designated Beneficiaries.

7. Benefit. The provisions of this Agreement shall inure to the benefit of the Company, its successors and assigns, and shall be binding upon the Participant, his heirs, personal representatives and successors, including without limitation, his Designated Beneficiaries, his estate and the executors, administrators or trustees of his estate.

8. Notices. All notices, requests, demands and other communications in connection with this Agreement shall be made in writing and shall be deemed to have been given when delivered by hand, when sent by facsimile or similar means of communication, or 48 hours after mailing at any general or branch United States post office, by registered or certified mail, postage prepaid, addressed as follows, or to such other address as shall have been designated in writing by the addressee:

                  If to the Company:
                  First Mid-Illinois Bancshares, Inc.
                  1515 Charleston Avenue
                  Mattoon, Illinois 61938
                  Attention: Kenneth R. Diepholz
                  Facsimile: (217) 235-0706

                  If to the Participant:
                  1 Prairie Sun Lane
                  Mattoon, Illinois 61938

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.

                                    FIRST MID-ILLINOIS BANCSHARES, INC.

                                    By: /s/ Kenneth R. Diepholz
                                        Kenneth R. Diepholz
                                    Chairman, Compensation Committee

                                    /s/ William S. Rowland
                                    William S. Rowland, Participant

                                                                   Exhibit 10.11


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


               (b)Solicit for sale, represent, and/or sell Competing Products to any person or entity who or which was the Company's customer or client during the last year of Manager's employment. "Competing Products," for purposes of this Agreement, means products or services which are similar to, compete with, or can be used for the same purposes as products or services sold or offered for sale by the Company or any affiliate or which were in development by the Company or any affiliate within the last year of Manager's employment.

6.02  Covenant Not to Solicit.  For a period of one year  following the later of
(i) the termination of Manager's employment for any reason or (ii) the last day of the term of this Agreement, Manager shall not:

               (a)Attempt in any manner to solicit from any client or customer business of the type performed by the Company or any affiliate or persuade any client or customer of the Company or any affiliate to cease to do such business or to reduce the amount of such business which any such client or customer has customarily done or contemplates doing with the Company or any affiliate, whether or not the relationship between the Company or affiliate and such client or customer was originally established in whole or in part through Manager's efforts.

               (b)Render any  services of the type  rendered by the Company or any affiliate for any client or customer of the Company.

               (c)Solicit or encourage, or assist any other person to solicit or encourage, any employees, agents or representatives of the Company or an affiliate to terminate or alter their relationship with the Company or any affiliate.

               (d)Do or cause to be done, directly or indirectly, any acts which may impair the relationship between the Company or any affiliate with their respective clients, customers or employees.

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

The components of basic and diluted earnings per common share for the years ended December 31, 2005, 2004, and 2003 are as follows:


                                                                       2005             2004            2003
                                                                  ---------------- --------------- ----------------
Basic Earnings per Share:
Net income available to common stockholders                            $9,807,000      $9,751,000       $9,093,000
                                                                  ================ =============== ================
Weighted average common shares outstanding
                                                                        4,423,186       4,499,092        4,743,210
                                                                  ================ =============== ================
Basic earnings per common share
                                                                            $2.22           $2.17            $1.92
                                                                  ================ =============== ================
Diluted Earnings per Share:
Net income available to common stockholders                            $9,807,000      $9,751,000       $9,093,000
                                                                  ================ =============== ================
Weighted average common shares outstanding
                                                                        4,423,186       4,499,092        4,743,210
Assumed conversion of stock options                                       124,481          88,967           85,935
                                                                  ---------------- --------------- ----------------
Diluted weighted average common shares outstanding
                                                                        4,547,667       4,588,059        4,829,145
                                                                  ================ =============== ================
Diluted earnings per common share                                           $2.16           $2.13            $1.88
                                                                  ================ =============== ================

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

First Mid-Illinois Statutory Trust I (a business trust)

                                                                    Exhibit 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





The Board of Directors
First Mid-Illinois Bancshares, Inc.:

RE: Registration Statements

       Registration No. 033-84404 on Form S-3
       Registration No. 033-64061 on Form S-8
       Registration No. 033-64139 on Form S-8
       Registration No. 033-69673 on Form S-8

We consent to incorporation by reference in the Registration Statements on Form S-3 and S-8 of First Mid-Illinois Bancshares, Inc. of our reports dated January 24, 2006, relating to the consolidated balance sheet of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 2005, and management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.


/s/ BKD, LLP

Decatur, Illinois
March 8, 2006

                                                                    Exhibit 23.2


            Consent of Independent Registered Public Accounting Firm





The Board of Directors
First Mid-Illinois Bancshares, Inc.:


We consent to the incorporation by reference in Registration Statement No. 033-84404 on Form S-3, and Registration Statements No. 033-64061, No. 033-64139, and No. 033-69673 on Form S-8 of First Mid-Illinois Bancshares, Inc. and subsidiaries of our report dated March 9, 2005, with respect to the consolidated balance sheet of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004, which report appears in the December 31, 2005 annual report on Form 10-K of First Mid-Illinois Bancshares, Inc.


/s/ KPMG LLP

Chicago, Illinois
March 8, 2006

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


Date:  March 8, 2006

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


Date:  March 8, 2006

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005 (the "Report"), I, William S. Rowland, as President and Chief Executive Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    March 8, 2006

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005 (the "Report"), I Michael L. Taylor, as Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:    March 8, 2006



/s/s Michael L. Taylor

Michael L. Taylor
Chief Financial Officer