Form 10-Q
period 2006-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2006-05-08
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                         Commission file number: 0-13368


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer[ ]   Accelerated filer[X]   Non-accelerated filer[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of May 8, 2006, 4,340,725 common shares, $4.00 par value, were outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                March 31,   December 31,
(In thousands, except share data)                           2006          2005
                                                    ------------- -------------
Assets
Cash and due from banks:
  Non-interest bearing                                  $ 14,945      $ 19,131
  Interest bearing                                           170           426
Federal funds sold                                         2,175             -
                                                    ------------- -------------
  Cash and cash equivalents                               17,290        19,557
Investment securities:
  Available-for-sale, at fair value                      147,000       155,841
  Held-to-maturity, at amortized cost (estimated
  fair value of $1,316 and $1,442 at March 31, 2006
  and December 31, 2005, respectively)                     1,292         1,412
Loans held for sale                                          777         1,778
Loans                                                    641,084       636,355
Less allowance for loan losses                           (4,729)       (4,648)
                                                    ------------- -------------
  Net loans                                              636,355       631,707
Interest receivable                                        5,970         6,410
Premises and equipment, net                               15,325        15,168
Goodwill, net                                              9,034         9,034
Intangible assets, net                                     2,640         2,778
Other assets                                               6,333         6,888
                                                    ------------- -------------
  Total assets                                          $842,016      $850,573
                                                    ============= =============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                  $ 96,827      $ 95,305
  Interest bearing                                       556,919       553,764
                                                    ------------- -------------
  Total deposits                                         653,746       649,069
Securities sold under agreements to repurchase            46,606        67,380
Interest payable                                           2,122         1,717
Other borrowings                                          53,000        44,500
Junior subordinated debentures                            10,310        10,310
Other liabilities                                          3,979         5,271
                                                    ------------- -------------
  Total liabilities                                      769,763       778,247
                                                    ------------- -------------
Stockholders' Equity
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,662,115 shares in 2006 and
  5,633,621 shares in 2005                                22,648        22,534
Additional paid-in capital                                20,302        19,439
Retained earnings                                         63,272        60,867
Deferred compensation                                      2,514         2,440
Accumulated other comprehensive loss                       (887)         (739)
Less treasury stock at cost, 1,321,390 shares
  in 2006 and 1,241,359 shares in 2005                  (35,596)      (32,215)
                                                    ------------- -------------
Total stockholders' equity                                72,253        72,326
                                                    ------------- -------------
Total liabilities and stockholders' equity              $842,016      $850,573
                                                    ============= =============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
                                                    Three months ended March 31,
                                                         2006           2005
                                                     ------------- -------------
Interest income:
Interest and fees on loans                                $10,286       $ 8,782
Interest on investment securities                           1,553         1,563
Interest on federal funds sold                                 17            69
Interest on deposits with other financial institutions          3            10
                                                     ------------- -------------
  Total interest income                                    11,859        10,424
Interest expense:
Interest on deposits                                        3,449         2,515
Interest on securities sold under agreements
  to repurchase                                               481           283
Interest on other borrowings                                  599           411
Interest on subordinated debentures                           190           140
                                                     ------------- -------------
  Total interest expense                                    4,719         3,349
                                                     ------------- -------------
  Net interest income                                       7,140         7,075
Provision for loan losses                                     193           187
                                                     ------------- -------------
  Net interest income after provision for loan losses       6,947         6,888
Other income:
Trust revenues                                                609           636
Brokerage commissions                                          92            97
Insurance commissions                                         576           511
Service charges                                             1,150         1,034
Securities gains (losses), net                                (1)           173
Mortgage banking revenue, net                                  67           153
Other                                                         640           572
                                                     ------------- -------------
  Total other income                                        3,133         3,176
Other expense:
Salaries and employee benefits                              3,563         3,474
Net occupancy and equipment expense                         1,136         1,036
Amortization of intangible assets                             138           142
Stationery and supplies                                       135           139
Legal and professional                                        287           386
Marketing and promotion                                       176           123
Other                                                       1,094         1,006
                                                     ------------- -------------
  Total other expense                                       6,529         6,306
                                                     ------------- -------------
Income before income taxes                                  3,551         3,758
Income taxes                                                1,147         1,323
                                                     ------------- -------------
  Net income                                              $ 2,404       $ 2,435
                                                     ============= =============
Per share data:
Basic earnings per share                                   $ 0.55        $ 0.55
Diluted earnings per share                                 $ 0.54        $ 0.54

See accompanying notes to unaudited consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)           Three months ended
(In thousands)                                                  March 31,
                                                              2006        2005
                                                         ------------ ----------
Cash flows from operating activities:
Net income                                                   $ 2,404     $ 2,435
Adjustments to reconcile net income to net cash
provided by operating activities:
  Provision for loan losses                                      193         187
  Depreciation, amortization and accretion, net                  426         384
  Stock-based compensation expense                                49           -
  Gain (loss) on sale of securities, net                           1       (173)
  Loss on sale of other real property owned, net                  23          67
  Gain on sale of loans held for sale, net                      (90)       (183)
  Origination of loans held for sale                         (5,086)    (12,145)
  Proceeds from sale of loans held for sale                    6,177      13,767
  Decrease in other assets                                       392       1,612
  Increase (decrease) in other liabilities                       254       (726)
                                                         ------------ ----------
Net cash provided by operating activities                      4,743       5,225
                                                         ------------ ----------
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale           4,091      19,667
Proceeds from maturities of securities available-for-sale      4,586      18,067
Proceeds from maturities of securities held-to-maturity          120         120
Purchases of securities available-for-sale                         -    (37,258)
Purchases of securities held-to-maturity                           -        (73)
Net decrease (increase) in loans                             (4,841)       3,042
Purchases of premises and equipment                            (524)       (254)
Proceeds from sales of other real property owned                 822         289
                                                         ------------ ----------
Net cash provided by investing activities                      4,254       3,600
                                                         ------------ ----------
Cash flows from financing activities:
Net increase (decrease) in deposits                            4,677    (12,605)
Decrease in federal funds purchased                          (2,000)           -
(Decrease) increase in repurchase agreements                (20,774)       5,880
Increase (decrease) in short-term FHLB advances                4,500     (2,000)
Increase in long-term FHLB advances                           10,000       5,000
Repayment of short-term debt                                 (4,500)       (200)
Proceeds from short-term debt                                    500       2,000
Proceeds from issuance of common stock                           405         353
Purchase of treasury stock                                   (3,307)     (1,566)
Dividends paid on common stock                                 (765)       (715)
                                                         ------------ ----------
Net cash used in financing activities                       (11,264)     (3,853)
                                                         ------------ ----------
(Decrease) increase in cash and cash equivalents             (2,267)       4,972
Cash and cash equivalents at beginning of period              19,557      23,554
                                                         ------------ ----------
Cash and cash equivalents at end of period                   $17,290     $28,526
                                                         ============ ==========
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                    $4,314     $ 3,392
  Income taxes                                                 1,355         232
Supplemental disclosures of noncash
  investing and financing activities
  Loans transferred to real estate owned                          25           -
  Dividends reinvested in common stock                           377         355
  Net tax benefit related to option and
   deferred compensation plans                                   147          87

See accompanying notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2006 and 2005, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the March 31, 2006 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended March 31, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. The Company operates as a one-segment entity for financial reporting purposes.

The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.


Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.


Comprehensive Income

The Company's comprehensive income for the three-month periods ended March 31, 2006 and 2005 was as follows (in thousands):


                                                    Three months ended
                                                        March 31,
                                                 -------------------------
                                                        2006         2005
                                                 ------------ ------------
Net income                                            $2,404       $2,435
  Other comprehensive income:
    Unrealized loss during the period                  (243)      (1,441)
    Less realized gain (loss) during the period            1        (173)
    Tax effect                                            94          629
                                                 ------------ ------------
 Total other comprehensive loss                        (148)        (985)
                                                 ------------ ------------
Comprehensive income                                  $2,256       $1,450
                                                 ============ ============

Earnings Per Share

Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2006 and 2005 were as follows:

                                                     Three months ended
                                                          March 31,
                                                   -------------------------
                                                       2006         2005
                                                   ------------ ------------
Basic Earnings per Share:
Net income                                          $2,404,000   $2,435,000
Weighted average common shares outstanding           4,383,765    4,450,359
                                                   ============ ============
Basic earnings per common share                          $ .55        $ .55
                                                   ============ ============
Diluted Earnings per Share:
Weighted average common shares outstanding           4,383,765    4,450,359
Assumed conversion of stock options                     97,270       93,116
                                                   ------------ ------------
Diluted weighted average common shares outstanding   4,481,035    4,543,475
                                                   ============ ============
Diluted earnings per common share                        $ .54        $ .54
                                                   ============ ============


Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley, and intangible assets arising from the rights to service mortgage loans for others.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2006 and December 31, 2005 (in thousands):


                                               March 31, 2006               December 31, 2005
                                      ------------------------------ -----------------------------
                                         Gross                           Gross
                                        Carrying       Accumulated     Carrying       Accumulated
                                         Value        Amortization       Value       Amortization
                                      ------------- ---------------- -------------- --------------
Goodwill not subject to amortization
(effective 1/1/02)                         $12,794           $3,760        $12,794         $3,760
Intangibles from branch acquisition          3,015            1,810          3,015          1,760
Core deposit intangibles                     2,805            2,481          2,805          2,440
Mortgage servicing rights                      608              608            608            608
Customer list intangibles                    1,904              793          1,904            746
                                      ------------- ---------------- -------------- --------------
                                           $21,126           $9,452        $21,126         $9,314
                                      ============= ================ ============== ==============

Total amortization expense for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

                                               March 31,
                                               2006          2005
                                      -------------- -------------
 Intangibles from branch acquisition            $50           $50
 Core deposit intangibles                        40            40
 Mortgage servicing rights                        -             4
 Customer list intangibles                       48            48
                                      -------------- -------------
                                               $138          $142
                                      ============== =============

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 3/31/06          $138

Estimated amortization expense:
     For period 04/01/06-12/31/06      $415
     For year ended 12/31/07           $499
     For year ended 12/31/08           $452
     For year ended 12/31/09           $417
     For year ended 12/31/10           $391
     For year ended 12/31/11           $391


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2005, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


Stock Incentive Plan

Prior to January 1, 2006, the Company accounted for its Stock Incentive Plan ("Plan") under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). No stock option compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces SFAS No. 123 and supercedes APB No. 25 which permitted the recognition of compensation expense using the intrinsic value method.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended March 31, 2006 have included stock option compensation cost of $49,000 and $47,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three months ended March 31, 2005.


                                                     Three months ended
                                                         March 31, 2005
                                                     -------------------
 Net income, as reported                                         $2,435
 Stock based compensation expense determined under
  fair value based method, net of related tax effect               (93)
                                                     -------------------
    Pro forma net income                                         $2,342
                                                     ===================
 Basic Earnings Per Share:
    As reported                                                    $.55
    Pro forma                                                       .53

 Diluted Earnings Per Share:
    As reported                                                    $.54
    Pro forma                                                       .52

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 2005 Annual Report on Form 10-K under the headings "Item 1. Business," and "Item 1A. Risk Factors."

New Accounting Standards Adopted During First Quarter of 2006

Prior to January 1, 2006, the Company accounted for its Stock Incentive Plan ("Plan") under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS No. 123. No stock option compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended March 31, 2006 have included stock option compensation cost of $49,000 and $47,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the period. As of March 31, 2006, there was approximately $237,470 of total unrecognized compensation cost related to nonvested options under the Plan. The Company expects to recognize that cost over a weighted average period of less than four years.

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

Net income was $2,404,000 and $2,435,000 and diluted earnings per share was $.54 for the three months ended March 31, 2006 and 2005. The following table shows the Company's annualized performance ratios for the three months ended March 31, 2006 and 2005, compared to the performance ratios for the year ended December 31, 2005:


                                      Three months ended         Year ended
                                    March 31,     March 31,    December 31,
                                         2006          2005            2005
                                 ------------- ------------- ---------------
Return on average assets                1.15%         1.18%           1.18%
Return on average equity               13.11%        13.93%          13.64%
Average equity to average assets        8.75%         8.47%           8.64%


Total assets at March 31, 2006 and December 31, 2005 were $842.0 million and $850.6 million, respectively. The decrease in net assets was primarily the result of a decrease in available-for-sale securities that matured during the first quarter of 2006 and were not replaced and seasonal declines in cash and cash equivalents. Net loan balances were $636.4 million at March 31, 2006, an increase of $4.6 million, or .7%, from $631.7 million at December 31, 2005, primarily due to an increase in commercial real estate loans. Total deposit balances increased to $653.7 million at March 31, 2006 from $649.1 million at December 31, 2005.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.66% for the three months ended March 31, 2006, down from 3.71% for the same period in 2005. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $7.14 million with growth in average earning assets of $14.7 million for the three months ended March 31, 2006 compared to net interest income of $7.08 million for the same period in 2005.

Noninterest income decreased $43,000, or 1.4%, to $3.13 million for the three months ended March 31, 2006 compared to $3.18 million for the three months ended March 31, 2005. The primary reason for this decrease was $173,000 in gains on the sale of securities during the first three months of 2005 as market conditions and investment portfolio liquidity were conducive to the sale compared to $1,000 in losses during the first quarter of 2006 offset by an increase in ATM and bankcard service fees during the first three months of 2006 compared to the same period in 2005.

Noninterest expense increased 3.5% or $223,000, to $6.53 million for the three months ended March 31, 2006 compared to $6.31 million during the same period in 2005. The primary factor in the expense increase was increased salaries and benefits expense that resulted from merit increases for continuing employees, additional compensation expense recorded in accordance with the provisions of SFAS 123R, and an increase in occupancy expense for a new Highland branch location added in March 2005 and a new office location for Checkley.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                2006 versus 2005
                                                Three months ended
                                                          March 31
                                                -------------------
Net interest income                                          $ 65
Provision for loan losses                                      (6)
Other income, including securities transactions               (43)
Other expenses                                               (223)
Income taxes                                                  176
Increase (decrease) in net income                            $(31)
                                                ===================


Credit quality is an area of importance to the Company. Total nonperforming loans were $3.1 million at March 31, 2006, compared to $3.7 million at March 31, 2005 and $3.5 million at December 31, 2005. The Company's provision for loan loss for the three months ended March 31, 2006 and 2005 was $193,000 and $187,000, respectively. At March 31, 2006, the composition of the loan portfolio remained similar to the same period last year. During the three months ended March 31, 2006, net charge-offs were 0.07% of average loans compared to .05% for the same period in 2005. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of March 31, 2006 and 2005.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2006 and 2005 was 11.13% and 11.35%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2006 and 2005 was 11.86% and 12.15%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2006 and 2005 were $116.9 million and $119.9 million, respectively. This decrease is primarily attributable to a decrease in unused lines of credit to agricultural customers.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Mergers and Acquisitions

On February 14, 2006, the Company announced it had entered into an agreement and plan of merger to acquire Mansfield Bancorp, Inc. ("Mansfield"), and its wholly owned subsidiary, Peoples State Bank of Mansfield ("Peoples") in Mansfield, Mahomet and Weldon, Illinois for a total cost of approximately $24 million in cash with no Company stock to be issued. On May 1, 2006, the Company completed the acquisition of Mansfield and Peoples. As of April 30, 2006, Mansfield had consolidated assets of $127 million, consolidated total deposits of $111 million and consolidated stockholders' equity of $15 million. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, issuance of $10 million of trust preferred securities and a loan of the balance from The Northern Trust Company. See discussion under the heading "Repurchase Agreements and Other Borrowings" for details regarding this financing. The Company expects the acquisition to be accretive to earnings in 2006, and that it will be able to reduce the annual expenses of the acquired operations by approximately 20-25% after conversion of Peoples into First Mid Bank which is expected to occur in the third quarter of 2006.

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

                                                           Three months ended                  Three months ended
                                                             March 31, 2006                      March 31, 2005
                                                   ------------------------------------------------------------------------
                                                     Average                Average        Average                 Average
                                                     Balance    Interest      Rate         Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                                $ 271     $     3       4.49%      $  1,644    $    10      2.47%
Federal funds sold                                       1,550          17       4.45%        12,391         69      2.26%
Investment securities
  Taxable                                              136,487       1,390       4.07%       147,942      1,380      3.73%
  Tax-exempt (1)                                        14,708         163       4.43%        22,200        183      3.30%
Loans (2)(3)                                           635,351      10,286       6.57%       589,492      8,782      6.04%
                                                   ------------------------------------------------------------------------
Total earning assets                                   788,367      11,859       6.10%       773,669     10,424      5.46%
Cash and due from banks                                 16,383                                18,701
Premises and equipment                                  15,201                                15,150
Other assets                                            23,479                                22,688
Allowance for loan losses                              (4,746)                               (4,697)
                                                   ------------                       ---------------
Total assets                                          $838,684                              $825,511
                                                   ============                       ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $224,589     $ 1,011       1.83%      $231,657      $ 554       .97%
  Savings deposits                                      56,722          62        .44%        60,359         58       .39%
  Time deposits                                        270,963       2,376       3.56%       268,847      1,903      2.87%
Securities sold under agreements to repurchase          51,405         481       3.79%        61,665        283      1.86%
FHLB advances                                           46,078         512       4.51%        25,667        355      5.61%
Federal funds purchased                                  3,311          38       4.65%             -          -          -
Junior subordinated debt                                10,310         190       7.47%        10,310        140      5.51%
Other debt                                               3,417          49       5.82%         5,867         56      3.87%
                                                   ------------------------------------------------------------------------
Total interest-bearing liabilities                     666,795       4,719       2.87%       664,372      3,349      2.04%
Non interest-bearing demand deposits                    93,486                                86,390
Other liabilities                                        5,040                                 4,835
Stockholders' equity                                    73,363                                69,914
                                                   ------------                       ---------------
Total liabilities & equity                            $838,684                              $825,511
                                                   ============                       ===============
 Net interest income                                               $ 7,140                              $ 7,075
                                                               ============                          ===========
Net interest spread                                                              3.23%                               3.42%
Impact of non-interest bearing funds                                              .43%                                .29%
                                                                           -----------                        -------------
Net yield on interest- earning assets                                            3.66%                               3.71%
                                                                           ===========                         ============

(1)  The  tax-exempt  income is not  recorded  on a tax  equivalent  basis.
(2)  Nonaccrual loans have been included in the average  balances.
(3)  Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2006, compared to the same period in 2005 (in thousands):



                               For the three months ended March 31,
                                       2006 compared to 2005
                                        Increase / (Decrease)
                                 Total
                                 Change      Volume (1)     Rate (1)
                             -------------------------------------------
Earning Assets:
Interest-bearing deposits           $  (7)        $ (37)         $  30
Federal funds sold                    (52)         (282)           230
Investment securities:
  Taxable                              10          (457)           467
  Tax-exempt (2)                      (20)          (72)            52
Loans (3)                           1,504           722            782
                             ------------------------------------------
   Total interest income            1,435          (182)         1,617
                             -------------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits

  Demand deposits                     457          (118)           575
  Savings deposits                      4           (18)            22
  Time deposits                       473            15            458
Securities sold under
  agreements to repurchase            198          (303)           501
FHLB advances                         157           582           (425)
Federal funds purchased                38            38             -
Junior subordinated debt               50             -             50
Other debt                             (7)         (107)           100
                             ------------------------------------------
  Total interest expense            1,370            89          1,281
                             ------------------------------------------
 Net interest income                 $ 65         $(271)         $ 336
                             ==========================================


(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)  The tax-exempt income is not recorded on a tax-equivalent basis.
(3)  Nonaccrual loans have been included in the average balances.


Net interest income increased $65,000, or .9% to $7.14 million for the three months ended March 31, 2006, from $7.08 million for the same period in 2005. The increase in net interest income was due to an increase in rates and growth in earning assets, primarily composed of loan growth, which was largely offset by an increase in the cost of interest-bearing liabilities.

For the three months ended March 31, 2006, average earning assets increased by $14.7 million, or 1.9%, and average interest-bearing liabilities increased $2.4 million, or .4%, compared with average balances for the same period in 2005. The changes in average balances for these periods are shown below:

>    Average loans increased by $45.9 million or 7.8%.

>    Average securities decreased by $18.9 million or 11.1%.

>    Average interest-bearing deposits decreased by $8.6 million or 1.5%.

> Average securities sold under agreements to repurchase decreased by $10.3 million or 16.7%.

>    Average borrowings and other debt increased by $21.3 million or 50.9%.

> Net interest margin decreased to 3.66% for the first three months of 2006 from 3.71% for the first three months of 2005.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.70% for the first three months of 2006 and 3.76% for the first three months of 2005. The TE adjustments to net interest income for March 31, 2006 and 2005 were $84,000 and $94,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2006 and 2005 was $193,000 and $187,000, respectively. Nonperforming loans decreased from $3.7 million as of March 31, 2005 to $3.1 million as of March 31, 2006. Net charge-offs were $112,000 for the three months ended March 31, 2006 compared to $71,000 during the same period in 2005. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2006 and 2005 (in thousands):



                                           Three months ended March 31
                                             2006          2005      $ Change
                                     ------------- ------------- -------------
    Trust                                    $609          $636        $ (27)
    Brokerage                                  92            97           (5)
    Insurance commissions                     576           511            65
    Service charges                         1,150         1,034           116
    Security gains                            (1)           173         (174)
    Mortgage banking                           67           153          (86)
    Other                                     640           572            68
                                     ------------- ------------- -------------
      Total other income                   $3,133        $3,176        $ (43)
                                     ============= ============= =============


Following are explanations for the three months ended March 31, 2006 compared to the same period in 2005:

> Trust revenues decreased $27,000 or 4.2% to $609,000 from $636,000. Trust assets, at market value, were $411 million at March 31, 2006 compared to $384 million at March 31, 2005. The decrease in trust revenues was due to non-recurring executor and sales fees received in the first quarter of 2005 that were not received in 2006.

> Revenues from brokerage decreased $5,000 or 5.2% to $92,000 from $97,000 due to a reduction in the number of transactions.

> Insurance commissions increased $65,000 or 12.7% to $576,000 from $511,000 due to an increase in commissions received on sales of business property and casualty insurance.

> Fees from service charges increased $116,000 or 11.2% to $1,150,000 from $1,034,000. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

> The sale of securities during the three months ended March 31, 2006 resulted in net securities losses of $1,000 compared to the three months ended March 31, 2005 which resulted in securities gains of $173,000.

> Mortgage banking income decreased $86,000 or 56.2% to $67,000 from $153,000. This decrease was due to the decreased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

     >    $6.1 million  (representing 62 loans) for the first quarter of 2006.
     >    $13.6 million (representing 129 loans) for the first quarter of 2005.

     First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other income  increased  $68,000 or 11.9% to $640,000  from  $572,000.
          This  increase was  primarily  due to  increased  ATM service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2006 and 2005 (in thousands):

                                                Three months ended March 31,
                                            2006          2005        $ Change
                                        ------------ ------------- -------------
Salaries and benefits                       $ 3,563       $ 3,474          $ 89
Occupancy and equipment                       1,136         1,036           100
Amortization of intangibles                     138           142           (4)
Stationery and supplies                         135           139           (4)
Legal and professional fees                     287           386          (99)
Marketing and promotion                         176           123            53
Other operating expenses                      1,094         1,006            88
                                        ------------ ------------- -------------
  Total other expense                       $ 6,529       $ 6,306         $ 223
                                        ============ ============= =============

Following are explanations for the three months ended March 31, 2006 compared to the same period in 2005:

> Salaries and employee benefits, the largest component of other expense, increased $89,000 or 2.6% to $3,563,000 from $3,474,000. This increase is due to merit increases for continuing employees and $49,000 of additional compensation expense recorded in accordance with the provisions of SFAS
     123R. There were 315 full-time equivalent employees at March 31, 2006 compared to 318 at March 31, 2005.

> Occupancy and equipment expense increased $100,000 or 9.7% to $1,136,000 from $1,036,000 due to an increase in occupancy expenses for the new office location of Checkley and the Highland branch facility that were opened in 2005.

> Expense for amortization of intangible assets decreased $4,000 or 2.8% to $138,000 from $142,000.

> Other operating expenses increased $88,000 or 8.7% to $1,094,000 in 2006 from $1,006,000 in 2005 due to increases in various expenses including ATM and bankcard expenses which were $25,000 greater in 2006 than 2005.

> All other categories of operating expenses decreased a net of $50,000 or 7.7% to $598,000 from $648,000. The decrease was primarily due to decreases in various professional fees partially offset by increases in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $1,147,000 (32.3% effective tax rate) for the three months ended March 31, 2006, compared to $1,323,000 (35.2% effective tax rate) for the same period in 2005. The change in the effective tax rate in 2006 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2004 state income tax return for a greater deduction in enterprise zone interest filed during the first quarter of 2006. This resulted in a $92,000 net reduction in tax expense.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2006 and December 31, 2005 (in thousands):


                                       March 31,      December 31,
                                            2006              2005
                                -----------------------------------
Real estate - residential               $119,655          $117,204
Real estate - agricultural                51,037            50,730
Real estate - commercial                 287,965           282,501
                                ------------------------------------
 Total real estate - mortgage            458,657           450,435
Commercial and agricultural              146,507           150,598
Installment                               34,243            34,385
Other                                      2,454             2,715
                                ------------------------------------
  Total loans                           $641,861          $638,133
                                ===================================


Overall loans increased $3.7 million, or .6% primarily as a result of an increase in residential and commercial real estate loans offset by a decrease in commercial and agricultural operating loans. Total real estate mortgage loans have averaged approximately 71% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $777,000 and $1,778,000 as of March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006, the Company had loan concentrations in agricultural industries of $89.7 million, or 14%, of outstanding loans and $92.3 million, or 14.5%, at December 31, 2005. In addition, the Company had loan concentrations in the following industries as of March 31, 2006 compared to December 31, 2005 (dollars in thousands):


                                            March 31, 2006                  December 31, 2005
                                       Principal     % Outstanding      Principal      % Outstanding
                                        balance          loans           Balance           loans
                                    ---------------- --------------- ----------------- ---------------
Operators of non-residential
  buildings                                 $22,886           3.57%           $22,446           3.52%
Apartment building owners                    40,822           6.36%            40,843           6.40%
Motels, hotels & tourist courts              29,191           4.55%            28,054           4.40%
Subdividers & developers                     27,550           4.29%            26,397           4.14%


The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2006, by maturities (in thousands):


                                                                 Maturity (1)
                                                         Over 1
                                         One year        through             Over
                                      or less (2)        5 years          5 years          Total
                                 ----------------------------------------------------------------
 Real estate - residential               $ 54,123       $ 55,020         $ 10,512       $119,655
 Real estate - agricultural                10,006         33,215            7,816         51,037
 Real estate - commercial                  63,016        201,025           23,924        287,965
                                 ----------------------------------------------------------------
   Total real estate - mortgage           127,145        289,260           42,252        458,657
 Commercial and agricultural               94,752         48,182            3,573        146,507
 Installment                               16,484         17,469              290         34,243
 Other                                        687          1,435              332          2,454
                                 ----------------------------------------------------------------
   Total loans                           $239,068       $356,346         $ 46,447       $641,861
                                 ================================================================

(1)  Based on scheduled  principal  repayments.
(2) Includes demand loans, past due loans and overdrafts.


As of March 31, 2006, loans with maturities over one year consisted of approximately $322.0 million fixed rate loans and $80.8 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2006 and December 31, 2005 (in thousands):



                                              March 31,    December 31,
                                                   2006            2005
                                          ------------------------------
Nonaccrual loans                                 $3,062          $3,458
Renegotiated loans which are performing
  in accordance with revised terms                    -               -
                                          ------------------------------
Total nonperforming loans                        $3,062          $3,458
                                          ==============================


The $396,000 decrease in nonaccrual loans during the three months ended March 31, 2006 resulted from the net of $292,000 of loans put on nonaccrual status, $531,000 of loans brought current or paid-off, $25,000 of loans transferred to other real estate owned and $132,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $35,000 and $34,000 for the quarters ended March 31, 2006 and 2005, respectively.

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

Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At March 31, 2006, the Company's loan portfolio included $89.7 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $2.6 million from $92.3 million at December 31, 2005. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $29.2 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $22.9 million of loans to operators of non-residential buildings, $40.8 million of loans to apartment building owners and $27.6 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of March 31, 2006 and 2005, and of changes in the allowance for the three-month periods ended March 31, 2006 and 2005, is as follows (dollars in thousands):

                                                   Three months ended March 31,
                                                       2006            2005
                                                  -----------------------------
Average loans outstanding, net of unearned income     $635,351       $589,492
Allowance-beginning of period                          $ 4,648        $ 4,621
Charge-offs:
Real estate-mortgage                                        24              -
Commercial, financial & agricultural                       123             97
Installment                                                  4             50
Other                                                       30              -
                                                  -----------------------------
  Total charge-offs                                        181            147
Recoveries:
Real estate-mortgage                                         2              -
Commercial, financial & agricultural                        21             61
Installment                                                 10             15
Other                                                       36              -
                                                  -----------------------------
  Total recoveries                                          69             76
                                                  -----------------------------
Net charge-offs (recoveries)                               112             71
Provision for loan losses                                  193            187
                                                  -----------------------------
Allowance-end of period                                $ 4,729        $ 4,737
                                                  =============================
Ratio of annualized net charge-offs  to
average loans                                             .07%           .05%
                                                  =============================
Ratio of allowance for loan losses to loans
outstanding (less unearned interest
at end of period)                                         .74%           .80%
                                                  =============================
Ratio of allowance for loan losses to
nonperforming loans                                     154.4%         127.1%
                                                  =============================

During the first three months of 2006, the Company had charge-offs of $100,000 on three commercial loans of a single borrower. During the first three months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower and a charge-off of $44,000 on a commercial loan of a single borrower.

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

The following table sets forth the amortized cost of the securities as of March 31, 2006 and December 31, 2005 (dollars in thousands):


                                                        March 31, 2006             December 31, 2005
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies           $103,406          3.73%      $108,506         3.74%
Obligations of states and political                     14,397          4.49%        16,829         4.54%
subdivisions
Mortgage-backed securities                              18,875          4.39%        20,046         4.34%
Other securities                                        13,068          5.99%        13,083         6.21%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $149,746          4.08%      $158,464         4.10%
                                                 ============== ============== ============= =============


At March 31, 2006, the Company's investment portfolio showed a decrease of $8.7 million from 2005 as various securities matured during the first quarter of 2006 and were not immediately replaced. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2006 and December 31, 2005 were as follows (in thousands):


                                                                                  Gross            Gross         Estimated
                                                                Amortized       Unrealized      Unrealized         Fair
                                                                   Cost           Gains          (Losses)          Value
                                                              --------------- --------------- ---------------- --------------
March 31, 2006
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies                       $103,406             $ -         $(1,609)       $101,797
Obligations of states and political subdivisions                      13,105             197             (43)         13,259
Mortgage-backed securities                                            18,875              24            (512)         18,387
Federal Home Loan Bank stock                                           5,557               -                -          5,557
Other securities                                                       7,511             489                -          8,000
                                                              --------------- --------------- ---------------- --------------
 Total available-for-sale                                           $148,454           $ 710         $(2,164)       $147,000
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,292            $ 24            $   -         $1,316
                                                              =============== =============== ================ ==============


December 31, 2005
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies                      $ 108,506            $ 31         $(1,500)      $ 107,037
Obligations of states and political subdivisions                      15,417             239             (50)         15,606
Mortgage-backed securities                                            20,046              25            (442)         19,629
Federal Home Loan Bank stock                                           5,557               -                -          5,557
Other securities                                                       7,526             486                -          8,012
                                                              --------------- --------------- ---------------- --------------
  Total available-for-sale
                                                                    $157,052           $ 781         $(1,992)       $155,841
                                                              =============== =============== ================ ==============
Held-to-maturity:
 Obligations of states and political subdivisions                    $ 1,412            $ 30             $  -        $ 1,442
                                                              =============== =============== ================ ==============


At March 31, 2006, there were five mortgage-backed securities with a fair value of $16,238,000 and an unrealized loss of $509,000, and twelve obligations of U.S. government agencies with a fair value of $63,650,230 and an unrealized loss of $1,262,000, in a continuous unrealized loss position for twelve months or more. At March 31, 2005, there was one mortgage-backed security with a fair value of $3,375,000 and an unrealized loss of $46,000 in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of March 31, 2006 or December 31, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2006 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                                One year    After 1 through After 5 through    After ten
                                                or less         5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $30,224        $ 54,769         $13,415         $ 4,998       $103,406
Obligations of state and
  political subdivisions                               1,478           4,574           5,046           2,007         13,105
Mortgage-backed securities                             1,292          17,583               -               -         18,875
Federal Home Loan Bank stock                               -               -               -           5,557          5,557
Other securities                                           -               -           2,500           5,011          7,511
                                            --------------------------------------------------------------------------------
Total investments                                    $32,994         $76,926         $20,961         $17,573       $148,454
                                            ================================================================================
Weighted average yield                                 3.04%           4.10%           4.85%           4.96%          4.07%
Full tax-equivalent yield                              3.14%           4.22%           5.36%           5.18%          4.25%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 145           $ 505           $ 140           $ 502        $ 1,292
                                            ================================================================================
Weighted average yield                                 5.36%           5.54%           5.75%           5.35%          5.47%
Full tax-equivalent yield                              7.92%           8.19%           8.51%           7.91%          8.09%
                                            ================================================================================

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security.
Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2006.

Investment securities carried at approximately $123,138,000 and $136,787,000 at March 31, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2006 and for the year ended December 31, 2005 (dollars in thousands):


                                March 31, 2006         December 31, 2005
                           -----------------------------------------------
                             Weighted                 Weighted
                              Average     Average      Average     Average
                              Balance       Rate       Balance        Rate
                           -----------------------------------------------
Demand deposits:
  Non-interest-bearing       $ 93,486          -      $ 89,593          -
  Interest-bearing            224,589      1.83%       229,532      1.30%
Savings                        56,722       .44%        59,830       .41%
Time deposits                 270,963      3.56%       271,161      3.13%
                           -----------------------------------------------
  Total average deposits     $645,760      2.17%      $650,116      1.80%
                           ===============================================


                                                 March 31,   December 31,
          (dollars in thousands)                      2006           2005
 -------------------------------------------------------------------------
 High month-end balances of total deposits        $654,060       $677,872
 Low month-end balances of total deposits          651,392        627,107


The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2006 and December 31, 2005 (in thousands):


                                             March 31,       December 31,
                                                  2006               2005
                                    --------------------------------------
3 months or less                               $28,434           $ 15,947
Over 3 through 6 months                         26,613             23,593
Over 6 through 12 months                        25,447             34,944
Over 12 months                                  28,178             28,950
                                    --------------------------------------
  Total                                       $108,672           $103,434
                                    ======================================


During the first three months of 2006, the balance of time deposits of $100,000 or more increased by $5.2 million. The increase in balances was primarily attributable to an increase in brokered CD balances and to a promotion run in the first quarter of 2006.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $40.8 million and $38.4 million as of March 31, 2006 and December 31, 2005, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.2 million and $3.4 million as of March 31, 2006 and December 31, 2005, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2006 and December 31, 2005 is presented below (dollars in thousands):

                                                     March 31,   December 31,
                                                          2006           2005
                                                  -----------------------------
  Federal funds purchased                              $ 2,000        $ 4,000
  Securities sold under agreements to repurchase        46,606         67,380
  Federal Home Loan Bank advances:
    Overnight                                           19,500         12,000
    Fixed term - due in one year or less                     -          3,000
    Fixed term - due after one year                     30,000         20,000
  Debt:
    Loans due in one year or less                        1,500          5,500
    Loans due after one year                                 -              -
                                                  ------------- --------------
    Junior subordinated debentures                      10,310         10,310
                                                  ------------- --------------
     Total                                             $109,916       $122,190
                                                  ============= ==============
    Average interest rate at end of period               4.61%          4.27%

Maximum outstanding at any month-end
  Federal funds purchased                              $ 2,000        $ 4,000
  Securities sold under agreements to repurchase        50,072         67,380
  Federal Home Loan Bank advances:
    Overnight                                           19,500         12,014
    Fixed term - due in one year or less                 3,000         20,000
    Fixed term - due after one year                     30,000         20,000
  Debt:
    Loans due in one year or less                        4,500          6,200
    Loans due after one year                                 -            200
    Junior subordinated debentures                      10,310         10,310

Averages for the period (YTD)
  Federal funds purchased                              $ 3,311         $  874
  Securities sold under agreements to repurchase        51,405         57,799
  Federal Home Loan Bank advances:
    Overnight                                           14,722          2,447
    Fixed term - due in one year or less                 2,633         13,575
    Fixed term - due after one year                     28,723         15,523
  Debt:
    Loans due in one year or less                        3,417          5,607
    Loans due after one year                                 -            104
    Junior subordinated debentures                      10,310         10,310
                                                  ------------- --------------
    Total                                            $ 114,521       $106,239
                                                  ============= ==============
    Average interest rate during the period              4.43%          3.74%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $30 million as follows:

     >    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
     >    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     >    $5 million  advance at 4.00% with a 5-year  maturity,  due  January 5,
          2011
     >    $5 million  advance at 4.03% with a 5-year  maturity,  due January 20,
          2011
     > $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly
     > $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one time call 11/23/06

At March 31, 2006, outstanding debt balances include $1,500,000 on a revolving credit agreement with The Northern Trust Company with a floating interest rate of 1.25% over the federal funds rate (5.95% as of March 31, 2006) that was set to mature on October 21, 2006. This loan was renegotiated on October 22, 2005 and had a maximum available balance of $15 million. The loan was secured by all of the common stock of First Mid Bank. The borrowing agreement contained requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contained requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at March 31, 2006 and 2005 and December 31, 2005.

Subsequently, the Company renegotiated and amended and restated the existing revolving credit agreement on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. The new revolving credit agreement has a maximum available balance of $22.5 million with a term of 3 years from the date of closing. The interest rate is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter. The interest rate is floating at 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I ("Trust I"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009 (7.40% and 6.95% at March 31, 2006 and December 31, 2005, respectively).The Company used the proceeds of the offering for general corporate purposes.

The trust preferred securities issued by Trust I are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have an impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

Subsequently, on April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II ("Trust II"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2036, bear interest at fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company's acquisition of Mansfield Bancorp, Inc. The trust preferred securities issued by Trust II will count as Tier 1 capital up to the regulatory limit of 25% of core capital with the remainder to count as Tier 2 capital.

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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at March 31, 2006 (dollars in thousands):

                                                                Rate Sensitive Within                                     Fair
                                 -------------------------------------------------------------------------------------
                                   1 year     1-2 years    2-3 years   3-4 years   4-5 years   Thereafter     Total      Value
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
Interest-earning assets:
Federal funds sold and other
  interest-bearing deposits         $ 2,345        $   -        $   -       $   -       $   -        $   -    $ 2,345     $ 2,345
Taxable investment securities        36,284       14,625        9,494      14,675      14,817       43,847    133,742     133,742
Nontaxable investment securities      1,633          968        1,043       1,495       1,631        7,780     14,550      14,574
Loans                               288,259       92,862      125,933      69,157      48,674       16,976    641,861     623,859
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $328,521     $108,455     $136,470     $85,327     $65,122      $68,603   $792,498    $774,520
                                 =========== ============ ============ =========== =========== ============ ========== ===========
Interest-bearing liabilities:
Savings and N.O.W. accounts        $ 38,770     $ 10,511     $ 10,977    $ 16,103    $ 16,656     $ 99,981   $192,998    $199,861
Money market accounts                65,355        1,808        1,858       2,411       2,461       13,008     86,901      88,156
Other time deposits                 184,534       73,438        6,077       5,240       7,692           39    277,020     273,086
Short-term borrowings/debt           69,606            -            -           -           -            -     69,606      69,607
Long-term borrowings/debt                 -        7,000            -       5,000      23,310        5,000     40,310      40,285
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $358,265     $ 92,757      $18,912     $28,754    $ 50,119    $ 118,028   $666,835    $670,995
                                 =========== ============ ============ =========== =========== ============ ========== ===========

Rate sensitive assets -
    rate sensitive liabilities     $(29,744)     $ 15,698     $117,558     $56,573     $15,003     $(49,425) $125,663
Cumulative GAP                     $(29,744)     $(14,046)    $103,512    $160,085    $175,088     $125,663

Cumulative amounts as % of
    total rate sensitive assets       -3.8%         2.0%        14.8%        7.1%        1.9%        -6.2%
Cumulative Ratio                      -3.8%        -1.8%        13.1%       20.2%       22.1%        15.9%


The static GAP analysis shows that at March 31, 2006, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have a adverse effect on net interest income. Conversely, future decreases in interest rates could have an positive effect on net interest income.

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

Capital Resources

At March 31, 2006, the Company's stockholders' equity had decreased $73,000 or ..1% to $72,253,000 from $72,326,000 as of December 31, 2005. During the first three months of 2006, net income contributed $2,404,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $148,000, net of tax. Additional purchases of treasury stock (80,031 shares at an average cost of $41.32 per share) decreased stockholders' equity by approximately $3,307,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2006 and December 31, 2005, the Company and First Mid Bank met all capital adequacy requirements.

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

As of March 31, 2006, First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).


                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
March 31,2005
Total Capital (to risk-weighted assets)
  Company                                        $76,194       11.86%      $51,376      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  71,614       11.25%       50,948      > 8.00%      $63,685      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         71,466       11.13%       25,688      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,886       10.50%       25,474      > 4.00%       38,211      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         71,466        8.64%       33,080      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,886        8.13%       32,896      > 4.00%       41,120      > 5.00%
                                                                                        -                         -
December 31, 2005
Total Capital (to risk-weighted assets)
  Company                                        $75,901       11.87%     $ 51,163      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  73,913       11.66        50,726      > 8.00%      $63,407      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         71,253       11.14        25,581      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265      10.92         25,363      > 4.00%       38,044      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         71,253        8.55        33,330      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265        8.36        33,152      > 4.00%       41,440      > 5.00%
                                                                                        -                         -


Banks and financial holding companies are expected to operate at or above the minimum capital requirements. These ratios are in excess of regulatory minimums and allow the Company to operate without capital adequacy concerns. The Company expects to continue to have capital ratios meeting regulatory requirements for treatment as well-capitalized following the acquisition of Mansfield Bancorp, Inc.


Stock Plans

Participants  may purchase  Company stock under the following  four plans of the
Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2005 Annual Report on Form 10-K.

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board approved the repurchase of an additional $5 million shares of the Company's common stock. On August 23, 2005 the Board approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on March 31, 2006 to 8% of the Company's common stock plus $28 million of additional shares.

During the three-month period ending March 31, 2006, the Company repurchased 80,031 shares at a total cost of approximately $3,307,000. Since 1998, the Company has repurchased a total of 1,316,890 shares at a total price of approximately $33,058,000. As of March 31, 2006, the Company was authorized per all repurchase programs to purchase $1,149,000 in additional shares.


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

> First Mid Bank has $22.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2006, First Mid Bank's ratios of total capital to risk-weighted assets of 11.25% and Tier 1 capital to total average assets of 8.13% met regulatory requirements.

> First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2006, the excess collateral at the Federal Home Loan Bank will support approximately $48.5 million of additional advances.

> First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

> First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

> In addition, as of March 31, 2006, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of $1,500,000 and $13,500,000 in available funds. The Company renegotiated and amended and restated the existing revolving credit agreement on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. The new revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter. The interest rate is floating at 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

> lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

>    deposit activities, including seasonal demand of private and public funds;

> investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. treasury and government agency securities; and

> operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2006 (in thousands):



                                             Less than                                      More than
                                 Total          1 year       1-3 years       3-5 years        5 years
                         -------------- --------------- --------------- --------------- --------------
Time deposits                 $277,020        $184,473        $ 79,577         $12,932          $  38
Debt                            11,810           1,500               -               -         10,310
Other borrowings                96,106          66,106           7,000           5,000         18,000
Operating leases                 4,058             433             920             799          1,906
Supplemental retirement            774              50             100             100            524
                         -------------- --------------- --------------- --------------- --------------
                              $389,768        $252,562        $ 87,597         $18,831        $30,778
                         ============== =============== =============== =============== ==============


For the three-month period ended March 31, 2006, net cash of $4.7 million and $4.3 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $11.3 million. In total, cash and cash equivalents decreased by $2.3 million since year-end 2005.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I ("Trust I"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month LIBOR plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009 (7.40% and 6.95% at March 31, 2006 and December 31, 2005,
respectively). The net proceeds to the Company were used for general corporate purposes, including the Company's acquisition of Mansfield Bancorp, Inc.

Subsequently, on April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II ("Trust II"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to the Trust mature in 2036, bear interest at fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The Company used the proceeds of the offering for the acquisition of Mansfield Bancorp, Inc and general corporate purposes.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2006 and December 31, 2005 were as follows (in thousands):

                                                    March 31,    December 31,
                                                        2006           2005
                                                -------------- --------------
Unused commitments, including lines of credit:
 Commercial real estate                             $ 27,315        $ 28,745
 Commercial operating                                 46,890          46,012
 Home equity                                          17,377          16,160
 Other                                                21,746          23,178
                                                -------------- --------------
    Total                                           $113,328        $114,095
                                                ============== ==============
Standby letters of credit                            $ 3,543         $ 3,694
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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2005. For information regarding the Company's market risk, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


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


ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company's control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company's financial condition and results of operations, as well as the value of its common stock. There has been no material change to the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Approximate Dollar
                                                                    (c) Total Number of Shares      Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price     Publicly Announced Plans       Under the Plans or
       Period            Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
January 1, 2006 -
  January 31, 2006                   -                      -                         -                    $4,456,000
February 1, 2006 -
  February 28, 2006             36,326                 $41.24                    36,326                    $2,958,000
March 1, 2006 -
  March 31, 2006                43,705                 $41.39                    43,705                    $1,149,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                           80,031                 $41.32                    80,031                    $1,149,000
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

Date:  May 8, 2006


/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer


/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

                 Exhibit Index to Quarterly Report on Form 10-Q
Exhibit
Number  Description and Filing or Incorporation Reference
--------------------------------------------------------------------------------

 4.1 The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

 11.1 Statement re: Computation of Earnings Per Share (Filed herewith on page 7)

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


Date: May 8, 2006
By:  /s/ William S. Rowland

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


Date: May 8, 2006

By:  /s/ Michael L. Taylor

     Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  May 8, 2006

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  May 8, 2006

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer