Form 10-Q
period 2006-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2006-08-08
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2006
                                       Or

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ______________

                         Commission file number 0-13368


                       FIRST MID-ILLINOIS BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                 37-1103704
    (State or other jurisdiction of         (I.R.S. employer identification no.)
    incorporation or organization)

        1515 Charleston Avenue,
        Mattoon, Illinois 61938                         61938
Address of principal executive offices)               (Zip Code)

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

Large accelerated filer[ ]   Accelerated filer[X]   Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of August 8, 2006, 4,330,325 common shares, $4.00 par value, were outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets (unaudited)                June 30,   December 31,
                                                   ------------- --------------
(In thousands, except share data)                          2006          2005
                                                   ------------- --------------
Assets
Cash and due from banks:
  Non-interest bearing                                 $ 21,502       $ 19,131
  Interest bearing                                          586            426
Federal funds sold                                        1,822              -
                                                   ------------- --------------
  Cash and cash equivalents                              23,910         19,557
Investment securities:
  Available-for-sale, at fair value                     191,874        155,841
  Held-to-maturity, at amortized cost (estimated
  fair value of $1,364 and $1,442 at June 30,
  2006 and December 31, 2005, respectively)               1,343          1,412
Loans held for sale                                       2,653          1,778
Loans                                                   715,533        636,355
Less allowance for loan losses                          (6,223)        (4,648)
                                                   ------------- --------------
  Net loans                                             709,310        631,707
Interest receivable                                       6,731          6,410
Premises and equipment, net                              16,607         15,168
Goodwill, net                                            17,366          9,034
Intangible assets, net                                    5,581          2,778
Other assets                                              7,138          6,888
                                                   ------------- --------------
  Total assets                                         $982,513       $850,573
                                                   ============= ==============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                 $113,106       $ 95,305
  Interest bearing                                      667,279        553,764
                                                   ------------- --------------
  Total deposits                                        780,385        649,069
Securities sold under agreements to repurchase           52,578         67,380
Interest payable                                          2,507          1,717
Other borrowings                                         50,000         44,500
Junior subordinated debentures                           20,620         10,310
Other liabilities                                         3,931          5,271
                                                   ------------- --------------
  Total liabilities                                     910,021        778,247
                                                   ------------- --------------
Stockholders' Equity
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,662,115 shares in 2006 and
  5,633,621 shares in 2005                               22,699         22,534
Additional paid-in capital                               20,745         19,439
Retained earnings                                        64,665         60,867
Deferred compensation                                     2,584          2,440
Accumulated other comprehensive loss                    (1,603)          (739)
Less treasury stock at cost, 1,344,378 shares
  in 2006 and 1,241,359 shares in 2005                 (36,598)       (32,215)
                                                   ------------- --------------
Total stockholders' equity                               72,492         72,326
                                                   ------------- --------------
Total liabilities and stockholders' equity             $982,513       $850,573
                                                   ============= ==============

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                                  Three months ended June 30,         Six months ended June 30,
                                                                     2006              2005             2006             2005
                                                               ------------------ ---------------- ---------------- ---------------
Interest income:
Interest and fees on loans                                               $11,514          $ 9,290          $21,800         $18,072
Interest on investment securities                                          2,031            1,560            3,584           3,123
Interest on federal funds sold                                                88               15              105              84
Interest on deposits with other financial institutions                        18                8               21              18
                                                               ------------------ ---------------- ---------------- ---------------
  Total interest income                                                   13,651           10,873           25,510          21,297
Interest expense:
Interest on deposits                                                       4,381            2,636            7,830           5,151
Interest on securities sold under agreements
  to repurchase                                                              530              336            1,011             619
Interest on other borrowings                                                 671              526            1,270             937
Interest on subordinated debentures                                          304              153              494             293
                                                               ------------------ ---------------- ---------------- ---------------
  Total interest expense                                                   5,886            3,651           10,605           7,000
                                                               ------------------ ---------------- ---------------- ---------------
  Net interest income                                                      7,765            7,222           14,905          14,297
Provision for loan losses                                                    211              150              404             337
                                                               ------------------ ---------------- ---------------- ---------------
  Net interest income after provision for loan losses                      7,554            7,072           14,501          13,960
Other income:
Trust revenues                                                               600              572            1,209           1,208
Brokerage commissions                                                        204              115              296             212
Insurance commissions                                                        498              401            1,074             912
Service charges                                                            1,334            1,153            2,484           2,187
Securities gains (losses), net                                                 -               81              (1)             254
Mortgage banking revenue, net                                                 94              168              161             321
Other                                                                        685              578            1,325           1,150
                                                               ------------------ ---------------- ---------------- ---------------
  Total other income                                                       3,415            3,068            6,548           6,244
Other expense:
Salaries and employee benefits                                             3,884            3,406            7,447           6,880
Net occupancy and equipment expense                                        1,198            1,044            2,334           2,080
Amortization of intangible assets                                            191              145              329             287
Stationery and supplies                                                      130              125              265             264
Legal and professional                                                       344              472              631             858
Marketing and promotion                                                      244              228              420             351
Other                                                                      1,146            1,074            2,240           2,080
                                                               ------------------ ---------------- ---------------- ---------------
  Total other expense                                                      7,137            6,494           13,666          12,800
                                                               ------------------ ---------------- ---------------- ---------------
Income before income taxes                                                 3,832            3,646            7,383           7,404
Income taxes                                                               1,310            1,284            2,457           2,607
                                                               ------------------ ---------------- ---------------- ---------------
  Net income                                                             $ 2,522          $ 2,362          $ 4,926         $ 4,797
                                                               ================== ================ ================ ===============

Per share data:
Basic earnings per share                                                  $ 0.58           $ 0.53           $ 1.13          $ 1.08
Diluted earnings per share                                                $ 0.57           $ 0.52           $ 1.11          $ 1.06
Cash dividends per share                                                  $ 0.26           $ 0.24           $ 0.26          $ 0.24

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                          Six months ended June 30,
                                                               2006         2005
                                                          ------------ ------------
Cash flows from operating activities:
Net income                                                    $ 4,926      $ 4,797
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                       404          337
  Depreciation, amortization and accretion, net                   853          749
                                                                   92            -
  Stock-based compensation expense
  (Gain) loss on sale of securities, net                            1        (254)
  Loss on sale of other real property owned, net                   38          108
  Gain on sale of loans held for sale, net                      (197)        (378)
  Origination of loans held for sale                         (14,864)     (29,543)
  Proceeds from sale of loans held for sale                    14,186       27,769
  Decrease in other assets                                        584          200
  Increase (decrease) in other liabilities                       (36)           43
                                                          ------------ ------------
Net cash provided by operating activities                       5,987        3,828
                                                          ------------ ------------
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale            5,336       38,702
Proceeds from maturities of securities available-for-sale      35,139       58,456
 roceeds from maturities of securities held-to-maturity           120          120
Purchases of securities available-for-sale                   (24,981)     (76,685)
Purchases of securities held-to-maturity                            -        (145)
Net increase in loans                                        (23,642)     (17,660)
Purchases of premises and equipment                             (753)        (522)
Proceeds from sales of other real property owned                  274          511
Payment related to acquisition, net of cash and
 cash equivalents acquired                                    (12,060)            -
                                                          ------------ ------------
Net cash (used in) provided by investing activities          (20,567)        2,777
                                                          ------------ ------------
Cash flows from financing activities:
Net increase (decrease) in deposits                            23,202     (12,848)
Decrease in repurchase agreements                            (14,802)      (9,630)
Proceeds from short term FHLB advances                         65,600        7,000
Proceeds from long term FHLB advances                          10,000       12,000
Repayment of short term FHLB advances                        (79,600)      (7,300)
Proceeds from short term debt                                     500        3,500
Proceeds from long term debt                                   15,000            -
Repayment of short term debt                                  (6,000)      (2,100)
Issuance of junior subordinated debentures                     10,310            -
Proceeds from issuance of common stock                            475          653
Purchase of treasury stock                                    (4,238)      (3,303)
Dividends paid on common stock                                (1,514)      (1,431)
                                                          ------------ ------------
Net cash provided by (used in) financing activities            18,933     (13,459)
                                                          ------------ ------------
Increase (decrease) in cash and cash equivalents                4,353      (6,854)
Cash and cash equivalents at beginning of period               19,557       23,554
                                                          ------------ ------------
Cash and cash equivalents at end of period                    $23,910      $16,700
                                                          ============ ============

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                     $9,815       $7,000
  Income taxes                                                  2,360        2,809
Supplemental disclosures of noncash investing and
 financing activities
Loans transferred to real estate owned                            346           50
Dividends reinvested in common stock                              757          699
Net tax benefit related to option and deferred
 compensation plans                                               147          118

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and its wholly-owned subsidiaries:
Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley"), Mansfield Bancorp, Inc. ("Mansfield") and its wholly-owned subsidiary Peoples State Bank of Mansfield ("Peoples State Bank") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2006 and 2005, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the June 30, 2006 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended June 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. The Company operates as a one-segment entity for financial reporting purposes.

The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


Comprehensive Income

The Company's comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 was as follows (in thousands):


                                                               Three months ended         Six months ended
                                                                    June 30,                  June 30,
                                                            ------------------------- --------------------------
                                                                   2006         2005         2006          2005
                                                            ------------ ------------ ------------ -------------
Net income                                                       $2,522       $2,362       $4,926        $4,797
  Other comprehensive income:
    Unrealized loss during the period                           (1,174)          805      (1,417)         (636)
    Less realized (gain) loss during the period                       -         (81)            1         (254)
    Tax effect                                                      458        (282)          552           347
                                                            ------------ ------------ ------------ -------------
 Total other comprehensive loss                                   (716)          442        (864)         (543)
                                                            ------------ ------------ ------------ -------------
Comprehensive income                                             $1,806       $2,804       $4,062        $4,254
                                                            ============ ============ ============ =============


New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (FAS 155), "Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.


In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FAS 156), "Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140. ". FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 to have a material effect on the results of operations or the statement of condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109," which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.


Earnings Per Share

Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2006 and 2005 were as follows:


                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                        ------------------------------ ------------------------------
                                                             2006           2005           2006            2005
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,522,000     $2,362,000     $4,926,000      $4,797,000
Weighted average common shares outstanding                   4,338,642      4,431,866      4,361,079       4,441,062
                                                        --------------- -------------- -------------- ---------------
Basic earnings per common share                                  $ .58          $ .53          $1.13           $1.08
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,338,642      4,431,866      4,361,079       4,441,062
Assumed conversion of stock options                             86,827         90,799         87,850          91,957
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common shares outstanding           4,425,469      4,522,665      4,448,929       4,533,019
                                                        --------------- -------------- -------------- ---------------
Diluted earnings per common share                                $ .57          $ .52          $1.11           $1.06
                                                        =============== ============== ============== ===============

Stock options for 72,000 shares of common stock were not considered in computing diluted earnings per share for 2006 and 2005 because they were anti-dilutive.


Acquisition

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield Bancorp, Inc. ("Mansfield"), and its wholly-owned subsidiary, People State Bank of Mansfield ("Peoples"), located in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company's line of credit with The Northern Trust Company. Following the completion of the acquisition, the Company filed certain regulatory applications related to the planned post-completion mergers of Mansfield into Peoples and Peoples into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples will cease to exist and Peoples' current operations will be merged into First Mid Bank's. These mergers are scheduled for completion in the third quarter of 2006.

The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction (in thousands):


         Cash and cash equivalents                $12,193
         Investment securities                     52,740
         Loans                                     55,770
         Less allowance for loan losses           (1,405)
         Premises and equipment                     1,465
         Goodwill                                   8,332
         Core deposit intangibles                   3,132
         Other asset                                1,627
                                             -------------
         Total assets acquired                    133,854
                                             -------------
          Deposits                                108,114
         Deferred income taxes                        865
         Other liabilities                            622
                                             -------------
          Total liabilities assumed               109,601
                                             -------------
         Net assets acquired                     $ 24,253
                                             =============


Transaction costs related to the completion of the transaction were approximately $253,000. The fair value of deposits acquired in the transaction exceeded the book value, resulting in a core deposit intangible asset of $3,132,000, which is being amortized over 10 years. The total fair value of the assets and liabilities acquired exceeded the book value, resulting in goodwill of $8,332,000, which is not subject to amortization. The core deposit intangibles and goodwill are not deductible for tax purposes.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of each period (in thousands):


                                               For the period  For the period
                                                    ended           ended
                                                June 30, 2006   June 30, 2005
                                               --------------- ---------------
  Net interest income                                $15,871         $15,941
  Provision for loan losses                              444             397
  Non-interest income                                  6,773           6,728
  Non-interest expense                                14,574          14,291
                                               --------------- ---------------
    Income before income taxes                         7,626           7,981
  Income tax expense                                   2,659           2,705
                                               --------------- ---------------
     Net income                                      $ 4,967         $ 5,276
                                               =============== ===============

  Earnings per share
     Basic                                             $1.14           $1.19
     Diluted                                          $ 1.12           $1.16
  Basic weighted average shares outstanding        4,361,079       4,441,062
  Diluted weighted average shares outstanding      4,448,929       4,533,019



The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first six months of 2006 includes merger-related expenses. Accordingly, the pro forma results of operations of the Company as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.


Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley, and intangible assets arising from the rights to service mortgage loans for others.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2006 and December 31, 2005 (in thousands):


                                                       June 30, 2006           December 31, 2005
                                                -------------------------- ------------------------
                                                   Gross                      Gross
                                                  Carrying   Accumulated    Carrying    Accumulated
                                                   Value    Amortization      Value    Amortization
                                                ---------- --------------- ---------- --------------
Goodwill not subject to amortization
(effective 1/1/02)                                $21,126          $3,760    $12,794         $3,760
Intangibles from branch acquisition                 3,015           1,860      3,015          1,760
Core deposit intangibles                            5,937           2,574      2,805          2,440
Mortgage servicing rights                             608             608        608            608
Customer list intangibles                           1,904             841      1,904            746
                                                ---------- --------------- ---------- --------------
                                                  $32,590          $9,643    $21,126         $9,314
                                                ========== =============== ========== ==============


The following table provides a reconciliation of the purchase price paid for the Mansfield acquisition and the amount of goodwill recorded (in thousands):

Purchase price                                               $24,000
Less: Mansfield equity                                       (14,927)
                                                            ---------
                                                                9,073
Direct acquisition costs                                          253
Less purchase accounting adjustments:
     Investments                                      $993
     Fixed assets                                       69
     Existing goodwill                                 211
     Core deposit intangible                        (3,132)
                                                   --------
                                                              (1,859)
Deferred taxes on purchase accounting adjustments                865
                                                            ---------
Resulting goodwill from Mansfield acquisition                 $8,332
                                                            =========



Total amortization expense for the six months ended June 30, 2006 and 2005 was as follows (in thousands):

                                                   June 30,
                                                   2006          2005
                                          -------------- -------------
     Intangibles from branch acquisition           $100          $100
     Core deposit intangibles                       134            82
     Mortgage servicing rights                        -            10
     Customer list intangibles                       95            95
                                          -------------- -------------
                                                   $329          $287
                                          ============== =============


Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period ended 6/30/06           $329

Estimated amortization expense:
     For period 07/01/06-12/31/06       $433
     For year ended 12/31/07            $812
     For year ended 12/31/08            $765
     For year ended 12/31/09            $730
     For year ended 12/31/10            $704
     For year ended 12/31/11            $704


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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the six months ended June 30, 2006 have included stock option compensation cost of $92,000 and $88,000, respectively, which represents $.02 impact on basic and diluted earnings per share for the period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three and six- month periods ended June 30, 2005.


                                                     Three months ended     Six months ended
                                                          June 30, 2005        June 30, 2005
                                                     ------------------- --------------------
 Net income, as reported                                         $2,362               $4,797
 Stock based compensation expense determined
   under fair value based method, net of
   related tax effect                                               (87)                (183)
                                                     ------------------- --------------------
    Pro forma net income                                         $2,275               $4,614
                                                     =================== ====================
 Basic Earnings Per Share:
    As reported                                                    $.53               $ 1.08
    Pro forma                                                       .51                 1.04
 Diluted Earnings Per Share:
    As reported                                                    $.52               $ 1.06
    Pro forma                                                       .50                 1.02

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.


Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 2005 Annual Report on Form 10-K under the headings "Item 1. Business and "Item 1A. Risk Factors."


New Accounting Standards Adopted During 2006

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended June 30, 2006 have included stock option compensation cost of $43,000 and $41,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the period. The Company's income before income taxes and net income for the six months ended June 30, 2006 have included stock option compensation cost of $92,000 and $88,000, respectively, which represents $.02 impact on basic and diluted earnings per share for the period. As of June 30, 2006, there was approximately $194,000 of total unrecognized compensation cost related to nonvested options under the Plan. The Company expects to recognize that cost over a weighted average period of less than four years.


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

Net income was $4,926,000 and $4,797,000 and diluted earnings per share was $1.11 and $1.06 for the six months ended June 30, 2006 and 2005. The following table shows the Company's annualized performance ratios for the six months ended June 30, 2006 and 2005, compared to the performance ratios for the year ended December 31, 2005:


                                     Six months ended      Year ended
                                     June 30,   June 30,  December 31,
                                         2006       2005         2005
                                  ------------ ---------- ------------
Return on average assets                1.10%      1.17%        1.18%
Return on average equity               13.42%     13.64%       13.64%
Average equity to average assets        8.23%      8.54%        8.64%


Total assets at June 30, 2006 and December 31, 2005 were $982.5 million and $850.6 million, respectively. The increase in net assets was due to assets acquired of $133.9 million in the acquisition of Mansfield. Total assets excluding acquired assets decreased slightly as the result of a decrease in available-for-sale securities that matured during the first six months of 2006 and were not replaced and seasonal declines in cash and cash equivalents which were offset by an increase in loan balances, primarily residential and commercial real estate. Net loan balances were $709.3 million at June 30, 2006, an increase of $77.6 million, or 12.2%, from $631.7 million at December 31, 2005, primarily due to loans acquired in the acquisition of Mansfield and also increases in residential and commercial real estate loans. Total deposit balances increased to $780.4 million at June 30, 2006 from $649.1 million at December 31, 2005.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.58% for the six months ended June 30, 2006, down from 3.73% for the same period in 2005. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $14.9 million with growth in average earning assets of $63.6 million for the six months ended June 30, 2006 compared to net interest income of $14.3 million for the same period in 2005.

Noninterest income increased $304,000, or 4.9%, to $6.5 million for the six months ended June 30, 2006 compared to $6.2 million for the six months ended June 30, 2005. In addition to increased income due to the acquisition of Mansfield, the primary reason for this increase was an increase in ATM and bankcard service fees, service charges for overdrafts and insurance commissions during the first six months of 2006 compared to the same period in 2005.

Noninterest expense increased 6.8%, or $866,000, to $13.7 million for the six months ended June 30, 2006 compared to $12.8 million during the same period in 2005. In addition to increases in noninterest expense due to the acquisition of Mansfield, the primary factor in the expense increase was increased salaries and benefits expense that resulted from merit increases for continuing employees, additional compensation expense recorded in accordance with the provisions of SFAS 123R, and an increase in occupancy expense for a new office location for Checkley.

         Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                              2006 versus 2005
                                    Three months ended   Six months ended
                                               June 30            June 30
                                    ------------------- ------------------

Net interest income                              $ 543              $ 608
Provision for loan losses                         (61)               (67)
Other income, including securities
  transactions                                     347                304
Other expenses                                   (643)              (866)
Income taxes                                      (26)                150
                                    ------------------- ------------------
Increase in net income                            $160               $129
                                    =================== ==================


Credit quality is an area of importance to the Company. Total nonperforming loans were $3.7 million at June 30, 2006, compared to $3.7 million at June 30, 2005 and $3.5 million at December 31, 2005. The Company's provision for loan loss for the six months ended June 30, 2006 and 2005 was $404,000 and $337,000, respectively. At June 30, 2006, the composition of the loan portfolio remained similar to the same period last year. During the six months ended June 30, 2006, net charge-offs were .07% of average loans compared to .09% for the same period in 2005. Loans secured by both commercial and residential real estate comprised 70% and 72% of the loan portfolio as of June 30, 2006 and 2005.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2006 and 2005 was 9.72% and 11.13%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2006 and 2005 was 10.49% and 11.90%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2006 and 2005 were $118.8 million and $114.4 million, respectively. This increase is primarily attributable to the Mansfield acquisition.


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

                                                            Six months ended                    Six months ended
                                                              June 30, 2006                      June 30, 2005
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                                $ 978        $ 21       4.33%        $1,432       $ 18      2.50%
Federal funds sold                                       6,340         105       3.34%         7,166         84      2.34%
Investment securities
  Taxable                                              150,221       3,225       4.29%       145,833      2,659      3.65%
  Tax-exempt (1)                                        16,659         359       4.31%        20,959        464      4.43%
Loans (2)(3)                                           661,783      21,800       6.64%       596,951     18,072      6.11%
                                                   ------------------------------------------------------------------------
Total earning assets                                   835,981      25,510       6.15%       772,341     21,297      5.55%
Cash and due from banks                                 17,635                                18,180
Premises and equipment                                  15,702                                15,093
Other assets                                            28,041                                22,302
Allowance for loan losses                              (5,247)                               (4,737)
                                                   ------------                       ---------------
Total assets                                          $892,112                              $823,179
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $233,133     $ 2,213       1.91%      $228,689     $1,203      1.06%
  Savings deposits                                      61,252         143        .47%        61,537        119       .39%
  Time deposits                                        298,978       5,474       3.69%       261,010      3,829      2.96%
Securities sold under agreements to repurchase          50,906       1,011       4.00%        59,608        619      2.09%
FHLB advances                                           42,321         954       4.55%        32,453        807      5.01%
Federal funds purchased                                  5,851          95       3.27%           635         10      3.23%
Junior subordinated debt                                14,069         494       7.08%        10,310        293      5.74%
Other debt                                               7,392         221       6.03%         5,901        120      4.10%
                                                   ------------------------------------------------------------------------
Total interest-bearing liabilities                     713,902      10,605       3.00%       660,143      7,000      2.14%
Non interest-bearing demand deposits                    98,897                                87,828
Other liabilities                                        5,913                                 4,873
Stockholders' equity                                    73,400                                70,335
                                                   ------------                       ---------------
Total liabilities & equity                            $892,112                              $823,179
                                                   ============                       ===============
Net interest income                                                $14,905                              $14,297
                                                              ============                          ===========
Net interest spread                                                              3.15%                               3.41%
Impact of non-interest bearing funds                                              .43%                                .32%
                                                                          ------------                         ------------
Net yield on interest- earning assets                                            3.58%                               3.73%
                                                                          ============                         ============

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2)Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2006, compared to the same period in 2005 (in thousands):



                                  For the six months ended June 30,
                                        2006 compared to 2005
                                        Increase / (Decrease)
                                  Total
                                  Change      Volume (1)     Rate (1)
                                ----------------------------------------
Earning Assets:
Interest-bearing deposits             $   3        $ (15)         $  18
Federal funds sold                       21          (26)            47
Investment securities:
  Taxable                               566            83           483
  Tax-exempt (2)                      (105)          (93)          (12)
Loans (3)                             3,728         2,073         1,655
                                ----------------------------------------
  Total interest income               4,213         2,022         2,191
                                -----------------------------------------

Interest-Bearing Liabilities:
Interest-bearing deposits
  Demand deposits                     1,010            24           986
  Savings deposits                       24           (1)            25
  Time deposits                       1,645           610         1,035
Securities sold under
  agreements to repurchase              392         (260)           652
FHLB advances                           147           342         (195)
Federal funds purchased                  85            85             -
Junior subordinated debt                201           123            78
Other debt                              101            35            66
                                ----------------------------------------
  Total interest expense              3,605           958         2,647
                                ----------------------------------------
 Net interest income                  $ 608       $ 1,064        $(456)
                                ========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

(2)  The tax-exempt income is not recorded on a tax-equivalent basis.

(3)  Nonaccrual loans have been included in the average balances.


Net interest income increased $608,000, or 4.3% to $14.9 million for the six months ended June 30, 2006, from $14.3 million for the same period in 2005. The increase in net interest income was due to an increase in rates and growth in earning assets, primarily composed of loan growth, which was largely offset by an increase in the cost of interest-bearing liabilities.

For the six months ended June 30, 2006, average earning assets increased by $63.6 million, or 8.2%, and average interest-bearing liabilities increased $53.8 million, or 8.1%, compared with average balances for the same period in 2005. The changes in average balances for these periods are shown below:

     o    Average loans increased by $64.8 million or 10.9%.

     o    Average securities increased by $.1 million or 0.1%.

     o    Average interest-bearing deposits increased by $42.1 million or 7.6%.

     o Average securities sold under agreements to repurchase decreased by $8.7 million or 14.6%.

     o    Average borrowings and other debt increased by $20.3 million or 41.2%.

     o Net interest margin decreased to 3.58% for the first six months of 2006 from 3.73% for the first six months of 2005.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.62% for the first six months of 2006 and 3.78% for the first six months of 2005. The TE adjustments to net interest income for June 30, 2006 and 2005 were $185,000 and $239,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2006 and 2005 was $404,000 and $337,000, respectively. Nonperforming loans were $3.7 million as of June 30, 2006 and 2005. Net charge-offs were $234,000 for the six months ended June 30, 2006 compared to $271,000 during the same period in 2005. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months and six months ended June 30, 2006 and 2005 (in thousands):



                                           Three months ended June 30,                Six months ended June 30,
                                             2006          2005      $ Change          2006          2005      $ Change
                                     ------------- ------------- ------------- ------------- ------------- -------------
    Trust                                    $600          $572          $ 28        $1,209        $1,208           $ 1
    Brokerage                                 204           115            89           296           212            84
    Insurance commissions                     498           401            97         1,074           912           162
    Service charges                         1,334         1,153           181         2,484         2,187           297
    Security gains (losses)                     -            81          (81)           (1)           254         (255)
    Mortgage banking                           94           168          (74)           161           321         (160)
    Other                                     685           578           107         1,325         1,150           175
                                     ------------- ------------- ------------- ------------- ------------- -------------
      Total other income                   $3,415        $3,068         $ 347        $6,548        $6,244         $ 304
                                     ============= ============= ============= ============= ============= =============


Following are explanations for the three months ended June 30, 2006 compared to the same period in 2005:

     o Trust revenues increased $28,000 or 4.9% to $600,000 from $572,000. Trust assets, at market value, were $410 million at June 30, 2006 compared to $390 million at June 30, 2005. The increase in trust revenues was due to non-recurring executor and sales fees received in the second quarter of 2006 that were not received in 2005.

     o Revenues from brokerage increased $89,000 or 77.4% to $204,000 from $115,000 due to greater commissions received on sales of annuities.

     o Insurance commissions increased $97,000 or 24.2% to $498,000 from $401,000 due to an increase in commissions received on sales of business property and casualty insurance.

     o Fees from service charges increased $181,000 or 15.7% to $1,334,000 from $1,153,000. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

     o The sale of securities during the three months ended June 30, 2006 resulted in no net securities gains or losses compared to the three months ended June 30, 2005 which resulted in securities gains of $81,000.

     o Mortgage banking income decreased $74,000 or 44.0% to $94,000 from $168,000. This decrease was due to the decreased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          o $7.9 million (representing 76 loans) for the second quarter of 2006.
          o $13.8 million (representing 139 loans) for the second quarter of 2005.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     o    Other income  increased  $107,000 or 18.5% to $685,000 from  $578,000.
          This increase was primarily due to increased ATM service fees.


Following are explanations for the six months ended June 30, 2006 compared to the same period in 2005:

     o Trust revenues increased $1,000 or .1% to $1,209,000 from $1,208,000. Trust assets, at market value, were $410 million at June 30, 2006 compared to $390 million at June 30, 2005.

     o Revenues from brokerage increased $84,000 or 39.6% to $296,000 from $212,000 due to greater commissions received on sales of annuities.

     o Insurance commissions increased $162,000 or 17.8% to $1,074,000 from $912,000 due to an increase in commissions received on sales of business property and casualty insurance.

     o Fees from service charges increased $297,000 or 13.6% to $2,484,000 from $2,187,000. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

     o The sale of securities during the six months ended June 30, 2006 resulted in net securities losses of $1,000 compared to the six months ended June 30, 2005 which resulted in securities gains of $254,000.

     o Mortgage banking income decreased $160,000 or 49.8% to $161,000 from $321,000. This decrease was due to the decreased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          o $14.0 million (representing 138 loans) for the first six months of 2006.

          o $27.4 million (representing 268 loans) for the first six months of 2005.

         First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     o    Other  income   increased   $175,000  or  15.2%  to  $1,325,000   from
          $1,150,000. This increase was primarily due to increased ATM service fees.


Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and six months ended June 30, 2006 and 2005 (in thousands):

                                                        Three months ended June 30,              Six months ended June 30,
                                                     2006          2005        $ Change       2006        2005        $ Change
                                                  ------------ ------------- ------------- ----------- ------------ -------------
          Salaries and benefits                       $ 3,884       $ 3,406         $ 478     $ 7,447      $ 6,880         $ 567
          Occupancy and equipment                       1,198         1,044           154       2,334        2,080           254
          Amortization of intangibles                     191           145            46         329          287            42
          Stationery and supplies                         130           125             5         265          264             1
          Legal and professional fees                     344           472         (128)         631          858         (227)
          Marketing and promotion                         244           228            16         420          351            69
          Other operating expenses                      1,146         1,074            72       2,240        2,080           160
                                                  ------------ ------------- ------------- ----------- ------------ -------------
            Total other expense                       $ 7,137       $ 6,494         $ 643     $13,666      $12,800         $ 866
                                                  ============ ============= ============= =========== ============ =============

Following are explanations for the three months ended June 30, 2006 compared to the same period in 2005:

     o Salaries and employee benefits, the largest component of other expense, increased $478,000 or 14.0% to $3,884,000 from $3,406,000.
          This increase is due to additional expense as a result of the acquisition of Mansfield, merit increases for continuing employees and $43,000 of additional compensation expense recorded in accordance with the provisions of SFAS 123R. There were 349 full-time equivalent employees at June 30, 2006 compared to 317 at June 30, 2005.

     o Occupancy and equipment expense increased $154,000 or 14.8% to $1,198,000 from $1,044,000 due to an increase in occupancy expenses for Mansfield, the new office location of Checkley and the Highland branch facility that were opened in 2005.

     o Expense for amortization of intangible assets increased $46,000 or 31.7% to $191,000 from $145,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

     o Other operating expenses increased $72,000 or 6.7% to $1,146,000 in 2006 from $1,074,000 in 2005 due to increases in various expenses including ATM and bankcard expenses.

     o All other categories of operating expenses decreased a net of $107,000 or 13.0% to $718,000 from $825,000. The decrease was primarily due to decreases in various professional fees.

Following are explanations for the six months ended June 30, 2006 compared to the same period in 2005:

     o Salaries and employee benefits, the largest component of other expense, increased $567,000 or 8.2% to $7,447,000 from $6,880,000.
          This increase is due to additional expense as a result of the acquisition of Mansfield, merit increases for continuing employees and $92,000 of additional compensation expense recorded in accordance with the provisions of SFAS 123R. There were 349 full-time equivalent employees at June 30, 2006 compared to 317 at June 30, 2005.

     o Occupancy and equipment expense increased $254,000 or 12.2% to $2,334,000 from $2,080,000 due to an increase in occupancy expenses for Mansfield, for the new office location of Checkley and the Highland branch facility that were opened in 2005.

     o Expense for amortization of intangible assets increased $42,000 or 14.6% to $329,000 from $287,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

     o Other operating expenses increased $160,000 or 7.7% to $2,240,000 in 2006 from $2,080,000 in 2005 due to increases in various expenses including ATM and bankcard expenses.

     o All other categories of operating expenses decreased a net of $157,000 or 10.7% to $1,316,000 from $1,473,000. The decrease was primarily due to decreases in various professional fees.


Income Taxes

Total income tax expense amounted to $2,457,000 (33.3% effective tax rate) for the six months ended June 30, 2006, compared to $2,607,000 (35.2% effective tax rate) for the same period in 2005. The change in the effective tax rate in 2006 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2004 state income tax return for a greater deduction in enterprise zone interest filed during the first quarter of 2006. This resulted in a $92,000 net reduction in tax expense. Additional reduction in state tax expense for 2006 resulted from an increase in deductible enterprise zone loans.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2006 and December 31, 2005 (in thousands):


                                           June 30,  December 31,
                                               2006          2005
                                   ---------------- --------------
     Real estate - residential             $148,359      $117,204
     Real estate - agricultural              57,114        50,730
     Real estate - commercial               299,511       282,501
                                   ---------------- --------------
      Total real estate - mortgage          504,984       450,435
     Commercial and agricultural            167,478       150,598
     Installment                             41,568        34,385
     Other                                    4,156         2,715
                                    --------------- ---------------
       Total loans                         $718,186     $638,133
                                   ================ ==============


Overall loans increased $80.1 million, or 12.5%. The acquisition of Mansfield resulted in an increase of approximately $55.8 million in overall loans. The remaining increase was primarily a result of an increase in residential and commercial real estate loans. Total real estate mortgage loans have averaged approximately 71% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $2,653,000 and $1,778,000 as of June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, the Company had loan concentrations in agricultural industries of $93.9 million, or 13%, of outstanding loans and $92.3 million, or 14.5%, at December 31, 2005. In addition, the Company had loan concentrations in the following industries as of June 30, 2006 compared to December 31, 2005 (dollars in thousands):


                                              June 30, 2006                  December 31, 2005
                                        Principal     % Outstanding      Principal      % Outstanding
                                         balance          loans           Balance           loans
                                     ---------------- --------------- ----------------- ---------------
 Operators of non-residential                $28,500           3.97%           $22,446           3.52%
 buildings
 Apartment building owners                    35,414           4.93%            40,843           6.40%
 Motels, hotels & tourist courts              28,920           4.03%            28,054           4.40%
 Subdividers & developers                     27,923           3.89%            26,397           4.14%


The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2006, by maturities (in thousands):


                                                        Maturity (1)
                                                        Over 1
                                       One year        through             Over
                                    or less (2)        5 years          5 years          Total
                               ----------------------------------------------------------------
Real estate - residential              $ 61,213       $ 70,521         $ 16,625       $148,359
Real estate - agricultural               12,738         36,572            7,804         57,114
Real estate - commercial                 71,937        204,007           23,567        299,511
                               ----------------------------------------------------------------
  Total real estate - mortgage          145,888        311,100           47,996        504,984
Commercial and agricultural             112,684         51,281            3,513        167,478
Installment                              20,321         20,960              287         41,568
Other                                       926          2,206            1,024          4,156
                               ----------------------------------------------------------------
  Total loans                          $279,819       $385,547         $ 52,820       $718,186
                               ================================================================

(1) Based on scheduled principal repayments.

(2) Includes demand loans, past due loans and overdrafts.


As of June 30, 2006, loans with maturities over one year consisted of approximately $363 million fixed rate loans and $75 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2006 and December 31, 2005 (in thousands):



                                                June 30,   December 31,
                                                    2006           2005
                                          --------------- --------------
Nonaccrual loans                                  $3,660         $3,458
Renegotiated loans which are performing
  in accordance with revised terms                     -              -
                                          --------------- --------------
Total nonperforming loans                         $3,660         $3,458
                                          =============== ==============


The $202,000 increase in nonaccrual loans during the six months ended June 30, 2006 resulted from the net of $180,000 of loans added to nonaccrual through acquisition of Mansfield, $1,201,000 of additional loans put on nonaccrual status, $882,000 of loans brought current or paid-off, $127,000 of loans transferred to other real estate owned and $170,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $73,000 and $60,000 for the periods ended June 30, 2006 and 2005, respectively.

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

Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At June 30, 2006, the Company's loan portfolio included $93.9 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $1.6 million from $92.3 million at December 31, 2005. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $28.9 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $28.5 million of loans to operators of non-residential buildings, $35.4 million of loans to apartment building owners and $27.9 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses. Analysis of the allowance for loan losses as of June 30, 2006 and 2005, and of changes in the allowance for the three-month and six-month periods ended June 30, 2006 and 2005, is as follows (dollars in thousands):

                                                     Three months ended June 30,     Six months ended June 30,
                                                         2006           2005            2006           2005
                                                   ---------------------------------------------------------------
  Average loans outstanding, net of unearned income        $687,923       $604,329        $661,783       $596,951
  Allowance-beginning of period                             $ 4,729        $ 4,737         $ 4,648        $ 4,621
  Allowance of Mansfield acquired in business
  combination                                                 1,405              -           1,405
  Charge-offs:
  Real estate-mortgage                                           24            130              48            130
  Commercial, financial & agricultural                           60             21             183            118
  Installment                                                    23             39              27             89
  Other                                                          45             23              75             23
                                                   ---------------------------------------------------------------
    Total charge-offs                                           152            213             333            360
  Recoveries:
  Real estate-mortgage                                            2              -               4              -
  Commercial, financial & agricultural                            -              5              21             66
  Installment                                                     4              5              14             20
  Other                                                          24              3              60              3
                                                   ---------------------------------------------------------------
    Total recoveries                                             30             13              99             89
                                                   ---------------------------------------------------------------
  Net charge-offs (recoveries)                                  122            200             234            271
  Provision for loan losses                                     211            150             404            337
                                                   ---------------------------------------------------------------
  Allowance-end of period                                   $ 6,223        $ 4,687         $ 6,223        $ 4,687
                                                   ===============================================================
  Ratio of annualized net charge-offs
   to average loans                                             .07%           .13%            .07%           .09%
                                                  ===============================================================
  Ratio of allowance for loan losses to
   loans outstanding(less unearned interest
   at end of period)                                            .87%           .76%            .87%           .76%
                                                   ===============================================================
  Ratio of allowance for loan losses to
  nonperforming loans                                         170.0%         126.6%          170.0%         126.6%
                                                   ===============================================================

During the first six months of 2006, the Company had charge-offs of $142,000 on commercial loans of two borrowers. During the first six months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower and a charge-off of $44,000 on a commercial loan of a single borrower and a charge-off of $113,000 on a loan secured by residential real estate of a single borrower.

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

The following table sets forth the amortized cost of the securities as of June 30, 2006 and December 31, 2005 (dollars in thousands):


                                                        June 30, 2006              December 31, 2005
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies           $137,250          4.62%      $108,506         3.74%
Obligations of states and political                     20,568          4.30%        16,829         4.54%
subdivisions
Mortgage-backed securities                              25,061          4.86%        20,046         4.34%
Other securities                                        12,965          6.35%        13,083         6.21%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $195,844          4.73%      $158,464         4.10%
                                                 ============== ============== ============= =============


At June 30, 2006, the Company's investment portfolio showed an increase of $37.4 million from 2005 due to securities acquired in the acquisition of Mansfield offset by various securities that matured during the first quarter of 2006 and were not immediately replaced. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2006 and December 31, 2005 were as follows (in thousands):


                                                                   Gross        Gross     Estimated
                                                     Amortized   Unrealized  Unrealized     Fair
                                                        Cost       Gains      (Losses)      Value
                                                    ----------- ----------- ------------ ----------
June 30, 2006
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies         $137,250         $ -     $(2,331)   $134,919
Obligations of states and political subdivisions        19,225         149        (135)     19,239
Mortgage-backed securities                              25,061          19        (793)     24,287
Federal Home Loan Bank stock                             4,523           -            -      4,523
Other securities                                         8,442         465          (1)      8,906
                                                    ----------- ----------- ------------ ----------
 Total available-for-sale                             $194,501       $ 633     $(3,260)   $191,874
                                                    =========== =========== ============ ==========
Held-to-maturity:
 Obligations of states and political subdivisions      $ 1,343        $ 21        $   -     $1,364
                                                    =========== =========== ============ ==========

December 31, 2005
Available-for-sale:
U.S. Treasury securities and obligations
   of U.S. government corporations & agencies        $ 108,506        $ 31     $(1,500)  $ 107,037
Obligations of states and political subdivisions        15,417         239         (50)     15,606
Mortgage-backed securities                              20,046          25        (442)     19,629
Federal Home Loan Bank stock                             5,557           -            -      5,557
Other securities                                         7,526         486            -      8,012
                                                    ----------- ----------- ------------ ----------
  Total available-for-sale                            $157,052       $ 781     $(1,992)   $155,841
                                                    =========== =========== ============ ==========
Held-to-maturity:
 Obligations of states and political subdivisions      $ 1,412        $ 30         $  -    $ 1,442
                                                    =========== =========== ============ ==========


At June 30, 2006, there were six mortgage-backed securities with a fair value of $15,004,000 and an unrealized loss of $687,000, and eight obligations of U.S. government agencies with a fair value of $43,568,000 and an unrealized loss of $1,349,000, in a continuous unrealized loss position for twelve months or more. At June 30, 2005, there was one mortgage-backed security with a fair value of $2,730,000 and an unrealized loss of $26,000, and five obligations of U.S. government agencies with a fair value of $21,369,000 and an unrealized loss of $276,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of June 30, 2006 or December 31, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2006 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                                  One year     After 1 through  After 5 through    After ten
                                                  or less           5 years         10 years         years           Total
                                            --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies          $19,420        $ 94,261         $23,569      $        -       $137,250
Obligations of state and
  political subdivisions                               1,989           7,447           6,215           3,574         19,225
Mortgage-backed securities                               949          16,643           7,469               -         25,061
Federal Home Loan Bank stock                               -               -               -           4,523          4,523
Other securities                                         500               -           2,500           5,442          8,442
                                            --------------------------------------------------------------------------------
Total investments                                    $22,858        $118,351         $39,753         $13,539       $194,501
                                            ================================================================================
Weighted average yield                                 4.26%           4.53%           5.25%           5.69%          4.72%
Full tax-equivalent yield                              4.44%           4.65%           5.55%           6.21%          4.91%
                                            ================================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                               $ 145           $ 505           $ 191           $ 502        $ 1,343
                                            ================================================================================
Weighted average yield                                 5.36%           5.54%           5.48%           5.35%          5.44%
Full tax-equivalent yield                              7.89%           8.16%           7.82%           7.88%          7.98%
                                            ================================================================================

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2006.

Investment securities carried at approximately $133,354,000 and $136,787,000 at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended June 30, 2006 and for the year ended December 31, 2005 (dollars in thousands):


                               June 30, 2006              December 31, 2005
                          -----------------------------------------------------
                                         Weighted                     Weighted
                            Average       Average       Average        Average
                            Balance          Rate       Balance           Rate
                          -----------------------------------------------------
Demand deposits:
  Non-interest-bearing     $ 98,897              -     $ 89,593              -
  Interest-bearing          233,133          1.91%      229,532          1.30%
Savings                      61,252           .47%       59,830           .41%
Time deposits               298,978          3.69%      271,161          3.13%
                          -----------------------------------------------------
  Total average deposits   $692,260          2.28%     $650,116          1.80%
                          =====================================================


                                                   June 30,   December 31,
           (dollars in thousands)                      2006           2005
  ------------------------------------------ --------------- --------------
  High month-end balances of total deposits        $788,122       $677,872
  Low month-end balances of total deposits          651,392        627,107


The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2006 and December 31, 2005 (in thousands):


                               June 30,    December 31,
                                   2006            2005
                            ----------------------------
3 months or less                $35,547        $ 15,947
Over 3 through 6 months          39,623          23,593
Over 6 through 12 months         22,425          34,944
Over 12 months                   39,274          28,950
                            ----------------------------
  Total                        $136,869        $103,434
                            ============================


During the first six months of 2006, the balance of time deposits of $100,000 or more increased by approximately $33.4 million. The increase in balances was primarily attributable to time deposits acquired in the acquisition of Mansfield, an increase in brokered CD balances and to a promotion run in the first quarter of 2006.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $46.1 million and $38.4 million as of June 30, 2006 and December 31, 2005, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.1 million and $3.4 million as of June 30, 2006 and December 31, 2005, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2006 and December 31, 2005 is presented below (dollars in thousands):

                                                       June 30,  December 31,
                                                           2006          2005
                                                  -------------- -------------
  Federal funds purchased                               $ 4,000       $ 4,000
  Securities sold under agreements to repurchase         52,578        67,380
  Federal Home Loan Bank advances:
    Overnight                                             1,000        12,000
    Fixed term - due in one year or less                  7,000         3,000
    Fixed term - due after one year                      23,000        20,000
  Debt:
    Loans due in one year or less                             -         5,500
    Loans due after one year                             15,000             -
    Junior subordinated debentures                       20,620        10,310
                                                  -------------- -------------
     Total                                              $123,198      $122,190
                                                  ============== =============
    Average interest rate at end of period                4.79%         4.27%

Maximum outstanding at any month-end
  Federal funds purchased                               $ 4,000       $ 4,000
  Securities sold under agreements to repurchase         56,536        67,380
  Federal Home Loan Bank advances:
    Overnight                                            19,500        12,014
    Fixed term - due in one year or less                  7,000        20,000
    Fixed term - due after one year                      30,000        20,000
  Debt:
    Loans due in one year or less                         4,500         6,200
    Loans due after one year                             15,000           200
    Junior subordinated debentures                       20,620        10,310

Averages for the period (YTD)
  Federal funds purchased                               $ 5,851        $  874
  Securities sold under agreements to repurchase         50,906        57,799
  Federal Home Loan Bank advances:
    Overnight                                            11,647         2,447
    Fixed term - due in one year or less                  5,000        13,575
    Fixed term - due after one year                      25,674        15,523
  Debt:
    Loans due in one year or less                         2,005         5,607
    Loans due after one year                              5,387           104
    Junior subordinated debentures                       14,069        10,310
                                                  -------------- -------------
    Total                                             $ 120,539      $106,239
                                                  ============== =============
    Average interest rate during the period               4.61%         3.74%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $30 million as follows:

     o    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
     o    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     o    $5 million  advance at 4.00% with a 5-year  maturity,  due  January 5,
          2011
     o    $5 million  advance at 4.03% with a 5-year  maturity,  due January 20,
          2011
     o $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly
     o $5 million advance at 4.33% with a 10-year maturity, due November 23, 2011, five year lockout, one time call November 23, 2006

At June 30, 2006, outstanding debt balances include $15,000,000 on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of 3 years from the date of closing. The interest rate (6.27% as of June 30, 2006) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and is subsidiary banks were in compliance with the existing covenants at June 30, 2006 and 2005 and December 31, 2005.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I ("Trust I"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009 (7.87% and 6.95% at June 30, 2006 and December 31, 2005, respectively).The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II ("Trust II"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company's acquisition of Mansfield.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending June 30, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.


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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at June 30, 2006 (dollars in thousands):

                                                                Rate Sensitive Within
                                 -------------------------------------------------------------------------------------    Fair
                                   1 year     1-2 years    2-3 years   3-4 years   4-5 years   Thereafter     Total      Value
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
Interest-earning assets:
Federal funds sold and other
 interest-bearing deposits          $ 2,408      $     -      $     -     $     -     $     -      $     -    $ 2,408    $  2,408
Taxable investment securities        25,456       35,184       23,704      15,489      18,087       54,716    172,636     172,636
Nontaxable investment
securities                            2,139        2,067        1,983       2,284       1,646       10,462     20,581      20,603
Loans                               322,271      115,620      139,777      70,303      45,977       24,238    718,186     699,270
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $352,274     $152,871     $165,464     $88,076     $65,710      $89,416   $913,811    $894,917
                                 =========== ============ ============ =========== =========== ============ ========== ===========
Interest-bearing liabilities:
Savings and N.O.W. accounts        $ 35,370     $ 11,988     $ 12,515    $ 18,311    $ 18,935     $113,565   $210,684    $214,691
Money market accounts                72,109        2,503        2,573       3,338       3,407       18,010    101,940     103,167
Other time deposits                 211,711      119,416        8,161       7,432       7,606          329    354,655     353,128
Short-term borrowings/debt           79,578            -            -           -           -            -     79,578      75,357
Long-term borrowings/debt                 -            -       15,000       5,000      23,620            -     43,620      43,701
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $398,768     $133,907      $38,249     $34,081    $ 53,568    $ 131,904   $790,477    $790,044
                                 =========== ============ ============ =========== =========== ============ ========== ===========
Rate sensitive assets -
  rate sensitive liabilities      $(46,494)     $ 18,964    $ 127,215     $53,995    $ 12,142     $(42,488)  $123,334
Cumulative GAP                    $(46,494)     $(27,530)    $ 99,685    $153,680    $165,822     $123,334

Cumulative amounts as % of
  total rate sensitive assets         -5.1%         2.1%        13.9%        5.9%        1.3%        -4.6%
Cumulative Ratio                      -5.1%        -3.0%        10.9%       16.8%       18.1%        13.5%


The static GAP analysis shows that at June 30, 2006, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income. Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At June 30, 2006, the Company's stockholders' equity had increased $166,000 or ..2% to $72,492,000 from $72,326,000 as of December 31, 2005. During the first six months of 2006, net income contributed $4,926,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $864,000, net of tax. Additional purchases of treasury stock (103,019 shares at an average cost of $41.14 per share) decreased stockholders' equity by approximately $4,238,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2006 and December 31, 2005, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending June 30, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

As of June 30, 2006, First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).


                                                                                                       To Be Well-
                                                                                                    Capitalized Under
                                                                             For Capital            Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
June 30, 2006
Total Capital (to risk-weighted assets)
  Company                                        $76,840       10.49%      $58,583      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  71,745       10.94%       52,475      > 8.00%      $65,593      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         71,149        9.72%       29,292      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,947       10.21%       26,237      > 4.00%       39,356      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         71,149        7.72%       36,880      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  66,947        8.03%       33,331      > 4.00%       41,664      > 5.00%
                                                                                        -                         -
December 31, 2005
Total Capital (to risk-weighted assets)
  Company                                        $75,901       11.87%     $ 51,163      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  73,913       11.66        50,726      > 8.00%      $63,407      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         71,253       11.14        25,581      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265      10.92         25,363      > 4.00%       38,044      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         71,253        8.55        33,330      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265        8.36        33,152      > 4.00%       41,440      > 5.00%
                                                                                        -                         -


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

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board of directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of directors approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board of directors approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board of directors approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board of directors approved the repurchase of an additional $5 million shares of the Company's common stock. On August 23, 2005 the Board of directors approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on June 30, 2006 to 8% of the Company's common stock plus $28 million of additional shares.

During the six-month period ending June 30, 2006, the Company repurchased 103,019 shares at a total cost of approximately $4,238,000. Since 1998, the Company has repurchased a total of 1,339,878 shares at a total price of approximately $33,989,000. As of June 30, 2006, the Company was authorized per all repurchase programs to purchase $218,000 in additional shares.


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     o First Mid Bank has $22.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2006, First Mid Bank's ratios of total capital to risk-weighted assets of 10.94% and Tier 1 capital to total average assets of 8.03% met regulatory requirements. Peoples State Bank also has $1 million available in overnight federal funds from Illinois Bankers' Bank.

     o First Mid Bank and Peoples can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2006, the excess collateral at the Federal Home Loan Bank will support approximately $73.5 million and $11 million, for First Mid Bank and Peoples respectively, of additional advances.

     o First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

     o    First Mid Bank and Peoples  State Bank are also members of the Federal
          Reserve  System  and  can  borrow  funds   provided  that   sufficient
          collateral is pledged.

     o In addition, as of June 30, 2006, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $15,000,000 and $7,500,000 in available funds.


Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

     o lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

     o deposit activities, including seasonal demand of private and public funds;

     o    investing   activities,   including   prepayments  of  mortgage-backed
          securities and call provisions on U.S. treasury and government agency securities; and

     o    operating   activities,   including   scheduled  debt  repayments  and
          dividends to stockholders.


The following table summarizes significant contractual obligations and other commitments at June 30, 2006 (in thousands):



                                   Less than                          More than
                           Total      1 year   1-3 years   3-5 years    5 years
                       ---------- ----------- ----------- ----------- ----------
Time deposits
                        $354,655    $211,657    $127,631     $15,038     $  329
Debt                      35,620           -      15,000           -     20,620
Other borrowings          83,578      60,578           -      18,000      5,000
Operating leases           3,951         432         844         783      1,892
Supplemental retirement      782          50         100         100        532
                       ---------- ----------- ----------- ----------- ----------
                        $478,586    $272,717   $ 143,575     $33,921    $28,373
                       ========== =========== =========== =========== ==========


For the six-month period ended June 30, 2006, net cash of $6.0 million and $18.9 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $20.6 million. In total, cash and cash equivalents increased by $4.3 million since year-end 2005.

The Company has also issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II. See heading "Repurchase Agreements and Other Borrowings" for a more detailed description.


Off-Balance Sheet Arrangements

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                      June 30,   December 31,
                                                          2006           2005
                                                 -------------- --------------
Unused commitments, including lines of credit:
    Commercial real estate                            $ 27,682       $ 28,745
    Commercial operating                                43,510         46,012
    Home equity                                         17,592         16,160
    Other                                               25,690         23,178
                                                 -------------- --------------
       Total                                          $114,474       $114,095
                                                 ============== ==============
Standby letters of credit                              $ 4,281        $ 3,694
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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS



                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Approximate Dollar
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                         Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price       Publicly Announced Plans       Under the Plans or
       Period            Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
April 1, 2006 -
April 30, 2006                     -                      -                         -                    $1,149,000
May 1, 2006 -
May 31, 2006                   1,580                 $40.93                     1,580                    $1,084,000
June 1, 2006 -
June 30, 2006                 21,408                 $40.48                    21,408                     $ 217,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                         22,988                 $40.51                     22,988                     $217,000
                       ===================== ======================= ============================ =========================


See heading "Stock Plans" for more information regarding stock purchases.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held May 24, 2006. At the meeting, Joseph
R. Dively, Sara J. Preston, and William S. Rowland were elected to serve as Class II directors with terms expiring in 2009. Continuing Class I directors (terms expiring 2008) are Kenneth R. Diepholz, Steven L. Grissom, and Gary W. Melvin and continuing Class III directors (terms expiring 2007) are Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks.

There were 4,340,725 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the matter listed above, was as follows:

    Election of Directors:
                              For          Withheld
    Joseph R. Dively       3,790,817        19,327
    Sara J. Preston        3,794,747        15,937
    William S. Rowland     3,796,041        14,103



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

Date:  August 8, 2006


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


Date: August 8, 2006

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



Date: August 8, 2006

By:  /s/ Michael L. Taylor

       Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  August 8, 2006

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  August 8, 2006

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer