Form 10-Q
period 2006-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2006-11-08
CIK 700565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, StateD.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-13368


                       FIRST MID-ILLINOIS BANCSHARES, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                         37-1103704
State or other jurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

       1515 Charleston Avenue,
          Mattoon, Illinois                         61938
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

 Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of November 8, 2006, 4,320,846 common shares, $4.00 par value, were outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                                    Unaudited)
Consolidated Balance Sheets                        September 30,   December 31,
(In thousands, except share data)                           2006           2005
                                                   -------------- --------------
Assets
Cash and due from banks:
  Non-interest bearing                                  $ 17,688       $ 19,131
  Interest bearing                                           276            426
Federal funds sold                                           200              -
                                                   -------------- --------------
  Cash and cash equivalents                               18,164         19,557
Investment securities:
  Available-for-sale, at fair value                      197,815        155,841
  Held-to-maturity, at amortized cost (estimated
  fair value of $1,365 and $1,442 at September 30,
  2006 and December 31, 2005, respectively)                1,343          1,412
Loans held for sale                                        1,202          1,778
Loans                                                    725,752        636,355
Less allowance for loan losses                           (5,976)        (4,648)
                                                   -------------- --------------
  Net loans                                              719,776        631,707
Interest receivable                                        8,341          6,410
Premises and equipment, net                               16,536         15,168
Goodwill, net                                             17,363          9,034
Intangible assets, net                                     5,364          2,778
Other assets                                               7,582          6,888
                                                   -------------- --------------
  Total assets                                          $993,486       $850,573
                                                   ============== ==============
Liabilities and Stockholders' Equity
Deposits:
  Non-interest bearing                                  $111,750       $ 95,305
  Interest bearing                                       679,004        553,764
                                                   -------------- --------------
  Total deposits                                         790,754        649,069
Securities sold under agreements to repurchase            55,031         67,380
Interest payable                                           2,521          1,717
Other borrowings                                          44,200         44,500
Junior subordinated debentures                            20,620         10,310
Other liabilities                                          4,630          5,271
                                                   -------------- --------------
  Total liabilities                                      917,756        778,247
                                                   -------------- --------------
Stockholders' Equity
Common stock, $4 par value; authorized 18,000,000
  shares; issued 5,688,404 shares in 2006 and
  5,633,621 shares in 2005                                22,753         22,534
Additional paid-in capital                                21,109         19,439
Retained earnings                                         67,098         60,867
Deferred compensation                                      2,610          2,440
Accumulated other comprehensive loss                       (152)          (739)
Less treasury stock at cost, 1,369,808 shares
  in 2006 and 1,241,359 shares in 2005                  (37,688)       (32,215)
                                                   -------------- --------------
Total stockholders' equity                                75,730         72,326
                                                   -------------- --------------
Total liabilities and stockholders' equity              $993,486       $850,573
                                                   ============== ==============

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)

                                                      Three months ended September 30,   Nine months ended September 30,
                                                           2006              2005             2006             2005
                                                      ---------------- ---------------- ---------------- ---------------
Interest income:
Interest and fees on loans                                     $12,369          $ 9,822          $34,169         $27,894
Interest on investment securities                                2,353            1,495            5,937           4,618
Interest on federal funds sold                                      78               99              183             183
Interest on deposits with other financial institutions               4               17               25              35
                                                      ----------------- ---------------- ---------------- ---------------
  Total interest income                                         14,804           11,433           40,314          32,730
Interest expense:
Interest on deposits                                             5,261            3,167           13,091           8,318
Interest on securities sold under agreements
  to repurchase                                                    654              378            1,665             997
Interest on other borrowings                                       620              471            1,890           1,408
Interest on subordinated debentures                                426              168              920             461
                                                      ----------------- ---------------- ---------------- ---------------
  Total interest expense                                         6,961            4,184           17,566          11,184
                                                      ----------------- ---------------- ---------------- ---------------
  Net interest income                                            7,843            7,249           22,748          21,546
Provision for loan losses                                          171              213              575             550
                                                      ----------------- ---------------- ---------------- ---------------
  Net interest income after provision for loan losses            7,672            7,036           22,173          20,996
Other income:
Trust revenues                                                     592              548            1,801           1,756
Brokerage commissions                                              122               72              418             284
Insurance commissions                                              361              352            1,343           1,264
Service charges                                                  1,413            1,233            3,897           3,420
Securities gains, net                                               67               61               66             315
Mortgage banking revenue, net                                      127              284              288             605
Other                                                              686              587            2,011           1,737
                                                      ----------------- ---------------- ---------------- ---------------
  Total other income                                             3,368            3,137            9,824           9,381
Other expense:
Salaries and employee benefits                                   4,036            3,343           11,391          10,223
Net occupancy and equipment expense                              1,236            1,119            3,570           3,199
Amortization of intangible assets                                  216              143              545             430
Stationery and supplies                                            165              114              430             378
Legal and professional                                             374              342            1,005           1,200
Marketing and promotion                                            240              198              660             549
Other                                                            1,106            1,134            3,346           3,214
                                                      ----------------- ---------------- ---------------- ---------------
  Total other expense                                            7,373            6,393           20,947          19,193
                                                      ----------------- ---------------- ---------------- ---------------
Income before income taxes                                       3,667            3,780           11,050          11,184
Income taxes                                                     1,234            1,335            3,691           3,942
                                                      ----------------- ---------------- ---------------- ---------------
  Net income                                                   $ 2,433          $ 2,445          $ 7,359         $ 7,242
                                                      ================= ================ ================ ===============
Per share data:
Basic earnings per share                                        $ 0.56           $ 0.55           $ 1.69          $ 1.63
Diluted earnings per share                                      $ 0.55           $ 0.54           $ 1.66          $ 1.59
Cash dividends per share                                             -                -           $ 0.26          $ 0.24

See accompanying notes to unaudited condensed consolidated financial statements.


Consolidated Statements of Cash Flows (unaudited)                         Nine months ended September 30,
(In thousands)                                                                2006             2005
                                                                         ---------------- ----------------
Cash flows from operating activities:
Net income                                                                       $ 7,359          $ 7,242
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                          575              550
  Depreciation, amortization and accretion, net                                    1,220            1,096
                                                                                     135                -
  Stock-based compensation expense
  Gains on sale of securities, net                                                  (66)            (315)
  Losses on sale of other real property owned, net                                    30              204
  Gains on sale of loans held for sale, net                                        (341)            (686)
  Origination of loans held for sale                                            (23,829)         (49,587)
  Proceeds from sale of loans held for sale                                       24,746           51,481
  Increase in other assets                                                       (2,307)          (1,136)
  Increase (decrease) in other liabilities                                           680            (528)
                                                                         ---------------- ----------------
Net cash provided by operating activities                                          8,202            8,321
                                                                         ---------------- ----------------
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale                              12,989           40,761
Proceeds from maturities of securities available-for-sale                         47,750           74,246
Proceeds from maturities of securities held-to-maturity                              120              120
Purchases of securities available-for-sale                                      (48,479)         (96,668)
Purchases of securities held-to-maturity                                               -            (212)

Net increase in loans                                                           (34,279)         (35,696)
Purchases of premises and equipment                                              (1,096)          (1,044)
Proceeds from sales of other real property owned                                     324              658
Payment related to acquisition, net of cash and cash equivalents acquired       (12,062)                -
                                                                         ---------------- ----------------
Net cash used in investing activities                                           (34,733)         (17,835)
                                                                         ---------------- ----------------
Cash flows from financing activities:
Net increase in deposits                                                          33,571           17,509
Decrease in federal funds purchased                                                (800)                -
Decrease in repurchase agreements                                               (12,349)          (7,671)
Proceeds from short term FHLB advances                                            75,600            7,000
Proceeds from long term FHLB advances                                             15,000           12,000
Repayment of short term FHLB advances                                           (99,600)         (16,300)
Proceeds from short term debt                                                        500            3,500
Proceeds from long term debt                                                      15,000                -
Repayment of short term debt                                                     (6,000)          (3,100)
Issuance of junior subordinated debentures                                        10,310                -
Proceeds from issuance of common stock                                               723              844
Purchase of treasury stock                                                       (5,303)          (4,304)
Dividends paid on common stock                                                   (1,514)          (1,431)
                                                                         ---------------- ----------------
Net cash provided by financing activities                                         25,138            8,047
                                                                         ---------------- ----------------
Decrease in cash and cash equivalents                                            (1,393)          (1,467)
Cash and cash equivalents at beginning of period                                  19,557           23,554
                                                                         ---------------- ----------------
Cash and cash equivalents at end of period                                       $18,164          $22,087
                                                                         ================ ================

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                                                       $16,762          $10,936
  Income taxes                                                                     3,860            3,971
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned                                               487              286
Dividends reinvested in common stock                                                 757              699
Net tax benefit related to option and deferred compensation plans                    273              140

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)


Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. ("Company") and the following current and former wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. ("MIDS"), The Checkley Agency, Inc. ("Checkley"), Mansfield Bancorp, Inc. ("Mansfield") and its wholly-owned subsidiary Peoples State Bank of Mansfield ("Peoples State Bank") and First Mid-Illinois Bank & Trust, N.A. ("First Mid Bank").
Mansfield was merged with and into Peoples State Bank on September 7, 2006, and Peoples State Bank was merged with and into First Mid Bank on September 8, 2006. All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2006 and 2005, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the September 30, 2006 presentation and there was no impact on net income or stockholders' equity. The results of the interim period ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006. The Company operates as a one-segment entity for financial reporting purposes.

The 2005 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.


Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission ("SEC") can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.


Comprehensive Income

The Company's comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 was as follows (in thousands):


                                                  Three months ended       Nine months ended
                                                    September 30,            September 30,
                                                ------------------------ ----------------------
                                                      2006         2005       2006        2005
                                                ----------- ------------ ---------- -----------
Net income                                          $2,433       $2,445     $7,359      $7,242
   Other comprehensive income (loss):
    Unrealized gains (losses) during the period      2,445        (272)      1,028       (906)
    Less realized gains during the period             (67)         (61)       (66)       (315)
    Tax effect                                       (927)          129      (375)         476
                                                ----------- ------------ ---------- -----------
 Total other comprehensive income (loss)             1,451        (204)        587       (745)
                                                ----------- ------------ ---------- -----------
Comprehensive income                                $3,884       $2,241     $7,946      $6,497
                                                =========== ============ ========== ===========

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (FAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, FAS 158 requires measurement of a plan's assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact the adoption of FAS 158 will have on its financial reporting and disclosures.

Earnings Per Share

Basic earnings per share ("EPS") is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company's stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

                                                             Three months ended              Nine months ended
                                                                September 30,                  September 30,
                                                        ------------------------------ ------------------------------
                                                             2006           2005           2006            2005
                                                        --------------- -------------- -------------- ---------------
Basic Earnings per Share:
Net income                                                  $2,433,000     $2,445,000     $7,359,000      $7,242,000
Weighted average common shares outstanding                   4,324,250      4,411,723      4,348,668       4,431,175
                                                        --------------- -------------- -------------- ---------------
Basic earnings per common share                                  $ .56          $ .55          $1.69           $1.63
                                                        =============== ============== ============== ===============
Diluted Earnings per Share:
Weighted average common shares outstanding                   4,324,250      4,411,723      4,348,668       4,431,175
Assumed conversion of stock options                             78,911        126,819         87,379         125,064
                                                        --------------- -------------- -------------- ---------------
Diluted weighted average common shares outstanding           4,403,161      4,538,542      4,436,047       4,556,239
                                                        --------------- -------------- -------------- ---------------
Diluted earnings per common share                                $ .55          $ .54          $1.66           $1.59
                                                        =============== ============== ============== ===============


Acquisition

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield and its wholly-owned subsidiary, People State Bank, located in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company's line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples State Bank and Peoples State Bank merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples ceased to exist and Peoples' operations were merged into First Mid Bank's.

The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction (in thousands):



            Cash and cash equivalents               $12,193
            Investment securities                    52,740
            Loans                                    55,770
            Less allowance for loan losses          (1,405)
            Premises and equipment                    1,465
            Goodwill                                  8,328
            Core deposit intangibles                  3,132
            Other asset                               1,637
                                                ------------
            Total assets acquired                   133,860
                                                ------------
            Deposits                                108,114
            Deferred income taxes                       869
            Other liabilities                           622
                                                ------------
            Total liabilities assumed               109,605
                                                ------------
            Net assets acquired                     $24,255
                                                ============


Transaction costs related to the completion of the transaction were approximately $255,000. The fair value of deposits acquired in the transaction exceeded the book value, resulting in a core deposit intangible asset of $3,132,000, which is being amortized over 10 years. The total fair value of the assets and liabilities acquired exceeded the book value, resulting in goodwill of $8,328,000, which is not subject to amortization. The core deposit intangibles and goodwill are not deductible for tax purposes.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of each period (in thousands):

                                             For the nine         For the nine
                                             months ended         months ended
                                          September 30, 2006  September 30, 2005
                                          ------------------- ------------------
Net interest income                                  $23,710             $23,963
Provision for loan losses                                615                 630
Non-interest income                                   10,049              10,046
Non-interest expense                                  21,855              21,458
                                          ------------------- ------------------
  Income before income taxes                          11,289              11,921
Income tax expense                                     3,892               4,073
                                          ------------------- ------------------
   Net income                                        $ 7,397             $ 7,848
                                          =================== ==================

Earnings per share
   Basic                                               $1.70               $1.77
   Diluted                                            $ 1.67               $1.72
Basic weighted average shares outstanding          4,348,668           4,431,175
Diluted weighted average shares outstanding        4,436,047           4,556,239


The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first nine months of 2006 includes merger-related expenses. Accordingly, the pro forma results of operations of the Company as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.


Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley, and intangible assets arising from the rights to service mortgage loans for others.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2006 and December 31, 2005 (in thousands):

                                         September 30, 2006            December 31, 2005
                                       ------------------------ -------------------------
                                         Gross                     Gross
                                        Carrying   Accumulated    Carrying   Accumulated
                                         Value    Amortization     Value    Amortization
                                       --------- -------------- ----------- -------------
Goodwill not subject to amortization
(effective 1/1/02)                      $21,123         $3,760     $12,794        $3,760
Intangibles from branch acquisition       3,015          1,910       3,015         1,760
Core deposit intangibles                  5,937          2,693       2,805         2,440
Mortgage servicing rights                   608            608         608           608
Customer list intangibles                 1,904            889       1,904           746
                                       --------- -------------- ----------- -------------
                                        $32,587         $9,860     $21,126        $9,314
                                       ========= ============== =========== =============

The following table provides a reconciliation of the purchase price paid for the Mansfield acquisition and the amount of goodwill recorded (in thousands):

Purchase price                                                          $24,000
Less: Mansfield equity                                                  (14,927)
                                                                   -------------
                                                                          9,073
Direct acquisition costs 255 Less purchase accounting
adjustments:
     Investments                                             $983
     Fixed assets                                              69
     Existing goodwill                                        211
     Core deposit intangible                               (3,132)
                                                    --------------
                                                                         (1,869)
Deferred taxes on purchase accounting adjustments                           869
                                                                   -------------
Resulting goodwill from Mansfield acquisition                            $8,328
                                                                   =============

Total amortization expense for the nine months ended September 30, 2006 and 2005 was as follows (in thousands):

                                            September 30,
                                              2006          2005
                                     -------------- -------------
 Intangibles from branch acquisition          $151          $151
 Core deposit intangibles                      251           121
 Mortgage servicing rights                       -            15
 Customer list intangibles                     143           143
                                     -------------- -------------
                                              $545          $430
                                     ============== =============

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
     For period 01/01/06-9/30/06          $545

Estimated amortization expense:
     For period 10/01/06-12/31/06         $216
     For year ended 12/31/07              $812
     For year ended 12/31/08              $791
     For year ended 12/31/09              $761
     For year ended 12/31/10              $731
     For year ended 12/31/11              $731


In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2006, and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.


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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the nine months ended September 30, 2006 have included stock option compensation cost of $135,000 and $129,000, respectively, which represents $.03 impact on basic and diluted earnings per share for the period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the three and nine- month periods ended September 30, 2005.


                                      Three months ended    Nine months ended
                                      September 30, 2005   September 30, 2005
                                      ------------------- --------------------
 Net income, as reported                          $2,445               $7,242
 Stock based compensation expense
  determined under fair value based
  method, net of related tax effect                  (68)                (249)
                                      ------------------- --------------------
    Pro forma net income                          $2,377               $6,993
                                      =================== ====================
 Basic Earnings Per Share:
    As reported                                     $.55               $ 1.63
    Pro forma                                       $.54               $ 1.58
 Diluted Earnings Per Share:
    As reported                                     $.54               $ 1.59
    Pro forma                                       $.52               $ 1.53

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.


Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company's pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 2005 Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 1A. Risk Factors."


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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Under this method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for a portion of awards for which requisite services have not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered or after the effective date. As a result of this adoption, the Company's income before income taxes and net income for the three months ended September 30, 2006 have included stock option compensation cost of $43,000 and $41,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the period. The Company's income before income taxes and net income for the nine months ended September 30, 2006 have included stock option compensation cost of $135,000 and $129,000, respectively, which represents $.03 impact on basic and diluted earnings per share for the period. As of September 30, 2006, there was approximately $159,000 of total unrecognized compensation cost related to nonvested options under the Plan. The Company expects to recognize that cost over a weighted average period of less than four years.

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

Net income was $7,359,000 and $7,242,000 and diluted earnings per share was $1.66 and $1.59 for the nine months ended September 30, 2006 and 2005. The following table shows the Company's annualized performance ratios for the nine months ended September 30, 2006 and 2005, compared to the performance ratios for the year ended December 31, 2005:


                                       Nine months ended          Year ended
                                  September 30,  September 30,   December 31,
                                          2006           2005           2005
                                 -------------- -------------- --------------
Return on average assets                 1.06%          1.17%          1.18%
Return on average equity                13.25%         13.59%         13.64%
Average equity to average assets         8.01%          8.58%          8.64%


Total assets at September 30, 2006 and December 31, 2005 were $993.5 million and $850.6 million, respectively. The increase in net assets was due to assets acquired of $133.9 million in the acquisition of Mansfield. Total assets excluding acquired assets increased as the result of an increase in loan balances, primarily residential and commercial real estate. Net loan balances were $719.8 million at September 30, 2006, an increase of $88.1 million, or 13.9%, from $631.7 million at December 31, 2005 . Total deposit balances increased to $790.8 million at September 30, 2006 from $649.1 million at December 31, 2005.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.52% for the nine months ended September 30, 2006, down from 3.69% for the same period in 2005. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $22.7 million with growth in average earning assets of $84.1 million for the nine months ended September 30, 2006 compared to net interest income of $21.5 million for the same period in 2005.

Noninterest income increased $443,000, or 4.7%, to $9.8 million for the nine months ended September 30, 2006 compared to $9.4 million for the nine months ended September 30, 2005. In addition to increased income due to the acquisition of Mansfield, the primary reason for this increase was an increase in ATM and bankcard service fees, service charges for overdrafts and brokerage commissions during the first nine months of 2006 compared to the same period in 2005.

Noninterest expense increased 9.1%, or $1.7 million, to $20.9 million for the nine months ended September 30, 2006 compared to $19.2 million during the same period in 2005. In addition to increases in noninterest expense due to the acquisition of Mansfield, the primary factor in the expense increase was increased salaries and benefits expense that resulted from merit increases for continuing employees, additional compensation expense recorded in accordance with the provisions of SFAS 123R, and an increase in occupancy expense for a new office location for Checkley.

Following is a summary of the factors that contributed to the changes in net income (in thousands):


                                                         Change in Net Income
                                                           2006 versus 2005
                                                 Three months ended   Nine months ended
                                                       September 30       September 30
                                                -------------------- ------------------
 Net interest income                                          $ 594             $1,202
 Provision for loan losses                                       42                (25)
 Other income, including securities transactions                231                443
 Other expenses                                                (980)            (1,754)
 Income taxes                                                   101                251
                                                -------------------- ------------------
 Increase (decrease) in net income                             $(12)              $117
                                                ==================== ==================

Credit quality is an area of importance to the Company. Total nonperforming loans were $3.6 million at September 30, 2006, compared to $3.3 million at September 30, 2005 and $3.5 million at December 31, 2005. The Company's provision for loan loss for the nine months ended September 30, 2006 and 2005 was $575,000 and $550,000, respectively. At September 30, 2006, the composition of the loan portfolio remained similar to the same period last year. During the nine months ended September 30, 2006, net charge-offs were .13% of average loans compared to .11% for the same period in 2005. Loans secured by both commercial and residential real estate comprised 70% and 72% of the loan portfolio as of September 30, 2006 and 2005, respectively.

The Company's capital position remains strong and the Company has consistently maintained regulatory capital ratios above the "well-capitalized" standards. The Company's Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2006 and 2005 was 9.98% and 11.07%, respectively. The Company's total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2006 and 2005 was 10.80% and 11.81%, respectively.

The Company's liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading "Liquidity" for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at September 30, 2006 and 2005 were $125.7 million and $117.2 million, respectively. This increase is primarily attributable to the Mansfield acquisition.


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

                                                            Nine months ended                  Nine months ended
                                                           September 30, 2006                  September 30, 2005
                                                   ------------------------------------------------------------------------
                                                     Average                Average      Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                   ------------------------------------------------------------------------
ASSETS
Interest-bearing deposits                                $ 789        $ 25       4.24%        $1,594       $ 35      2.90%
Federal funds sold                                       4,738         183       5.16%         8,725        183      2.80%
Investment securities
  Taxable                                              157,008       5,357       4.55%       141,758      3,942      3.71%
  Tax-exempt (1)                                        17,834         580       4.34%        20,166        676      4.47%
Loans (2)(3)                                           681,362      34,169       6.70%       605,347     27,894      6.16%
                                                   ------------------------------------------------------------------------
Total earning assets                                   861,731      40,314       6.25%       777,590     32,730      5.63%
                                                              -------------------------             -----------------------
Cash and due from banks                                 19,611                                18,139
Premises and equipment                                  16,075                                15,112
Other assets                                            28,141                                22,499
Allowance for loan losses                              (5,708)                               (4,733)
                                                   ------------                       ---------------
Total assets                                          $919,850                              $828,607
                                                   ============                       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits
  Demand deposits                                     $238,329     $ 3,734       2.09%      $229,537    $ 2,036      1.19%
  Savings deposits                                      62,715         238        .51%        60,714        181       .40%
  Time deposits                                        316,478       9,119       3.85%       267,215      6,101      3.05%
Securities sold under agreements to repurchase          52,510       1,665       4.24%        57,537        997      2.32%
FHLB advances                                           37,872       1,291       4.56%        32,511      1,202      4.94%
Federal funds purchased                                  3,393         129       5.08%           708         18      3.40%
Junior subordinated debt                                16,229         920       7.58%        10,310        461      5.98%
Other debt                                              10,102         470       6.22%         5,817        188      4.32%
                                                   ------------------------------------------------------------------------
Total interest-bearing liabilities                     737,628      17,566       3.18%       664,349     11,184      2.25%
                                                              -------------------------             -----------------------
Non interest-bearing demand deposits                   101,715                                88,525
Other liabilities                                        6,460                                 4,662
Stockholders' equity                                    74,047                                71,071
                                                   ------------                       ---------------
Total liabilities & equity                            $919,850                              $828,607
                                                   ============                       ===============
Net interest income                                                $22,748                              $21,546
                                                              ============                          ===========
Net interest spread                                                              3.07%                               3.38%
Impact of non-interest bearing funds                                              .45%                                .31%
                                                                          ------------                         ------------
Net yield on interest- earning assets                                            3.52%                               3.69%
                                                                          ============                         ============

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2006, compared to the same period in 2005 (in thousands):


                                 For the nine months ended September 30,
                                           2006 compared to 2005
                                          Increase / (Decrease)
                                     Total
                                    Change      Volume (1)     Rate (1)
                               -----------------------------------------
 Earning Assets:
 Interest-bearing deposits           $ (10)        $ (27)         $  17
 Federal funds sold                       -         (145)           145
 Investment securities:
   Taxable                            1,415           456           959
   Tax-exempt (2)                      (96)          (76)          (20)
 Loans (3)                            6,275         3,695         2,580
                               ------------------------------------------
   Total interest income              7,584         3,903         3,681
                               -----------------------------------------

 Interest-Bearing Liabilities:
 Interest-bearing deposits
   Demand deposits                    1,698            82         1,616
   Savings deposits                      57             6            51
   Time deposits                      3,018         1,246         1,772
 Securities sold under
   agreements to repurchase             668         (148)           816
 FHLB advances                           89           230         (141)
 Federal funds purchased                111            97            14
 Junior subordinated debt               459           294           165
 Other debt                             282           166           116
                               -----------------------------------------
   Total interest expense             6,382         1,973         4,409
                               -----------------------------------------
  Net interest income               $ 1,202       $ 1,930        $(728)
                               =========================================

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2)  The tax-exempt income is not recorded on a tax-equivalent basis.
(3)  Nonaccrual loans have been included in the average balances.


Net interest income increased $1.2 million, or 5.6% to $22.7 million for the nine months ended September 30, 2006, from $21.5 million for the same period in 2005. The increase in net interest income was due to an increase in rates and growth in earning assets, primarily composed of loan growth and increase in loan rate, which was largely offset by an increase in the cost of interest-bearing liabilities.

For the nine months ended September 30, 2006, average earning assets increased by $84.1 million, or 10.8%, and average interest-bearing liabilities increased $73.3 million, or 11%, compared with average balances for the same period in 2005. The changes in average balances for these periods are shown below:

     >    Average loans increased by $76 million or 12.6%.

     >    Average securities increased by $12.9 million or 8%.

     >    Average interest-bearing deposits increased by $60.1 million or 10.8%.

     > Average securities sold under agreements to repurchase decreased by $5 million or 8.7%.

     >    Average borrowings and other debt increased by $18.3 million or 37.1%.

     > Net interest margin decreased to 3.52% for the first nine months of 2006 from 3.69% for the first nine months of 2005.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis
(TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.57% for the first nine months of 2006 and 3.75% for the first nine months of 2005. The TE adjustments to net interest income for September 30, 2006 and 2005 were $299,000 and $348,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2006 and 2005 was $575,000 and $550,000, respectively. Nonperforming loans were $3.6 million and $3.3 million as of September 30, 2006 and 2005, respectively. Net charge-offs were $652,000 for the nine months ended September 30, 2006 compared to $497,000 during the same period in 2005. For information on loan loss experience and nonperforming loans, see discussion under the "Nonperforming Loans" and "Loan Quality and Allowance for Loan Losses" sections below.

Other Income

An important source of the Company's revenue is derived from other income. The following table sets forth the major components of other income for the three months and nine months ended September 30, 2006 and 2005 (in thousands):



                          Three months ended September 30,          Nine months ended September 30,
                              2006          2005      $ Change          2006          2005      $ Change
                      ------------- ------------- ------------- ------------- ------------- -------------
Trust                         $592          $548          $ 44        $1,801        $1,756          $ 45
Brokerage                      122            72            50           418           284           134
Insurance commissions          361           352             9         1,343         1,264            79
Service charges              1,413         1,233           180         3,897         3,420           477
Security gains                  67            61             6            66           315          (249)
Mortgage banking               127           284          (157)          288           605          (317)
Other                          686           587            99         2,011         1,737           274
                      ------------- ------------- ------------- ------------- ------------- -------------
  Total other income        $3,368        $3,137         $ 231        $9,824        $9,381         $ 443
                      ============= ============= ============= ============= ============= =============


Following are explanations for the three months ended September 30, 2006 compared to the same period in 2005:

     > Trust revenues increased $44,000 or 8% to $592,000 from $548,000. Trust assets, at market value, were $423 million at September 30, 2006 compared to $392 million at September 30, 2005. The increase in trust revenues was due to non-recurring executor and sales fees received in the third quarter of 2006 that were not received in 2005.

     > Revenues from brokerage increased $50,000 or 69.4% to $122,000 from $72,000 due to greater commissions received on sales of annuities.

     > Insurance commissions increased $9,000 or 2.6% to $361,000 from $352,000 due to an increase in commissions received on sales of business property and casualty insurance.

     > Fees from service charges increased $180,000 or 14.6% to $1,413,000 from $1,233,000. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

     > The sale of securities during the three months ended September 30, 2006 resulted in net securities gains of $67,000 compared to the three months ended September 30, 2005 which resulted in net securities gains of $61,000.

     > Mortgage banking income decreased $157,000 or 55.3% to $127,000 from $284,000. This decrease was due to the decreased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          > $10.4 million (representing 103 loans) for the third quarter of 2006.
          > $23.4 million (representing 204 loans) for the third quarter of 2005.

          First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other income  increased  $99,000 or 16.9% to $686,000  from  $587,000.
          This increase was primarily due to increased ATM service fees.

Following are explanations for the nine months ended September 30, 2006 compared to the same period in 2005:

     > Trust revenues increased $45,000 or 2.6% to $1,801,000 from $1,756,000. Trust assets, at market value, were $423 million at September 30, 2006 compared to $392 million at September 30, 2005. The increase in trust revenues was the result of new business and an increase in equity prices.

     > Revenues from brokerage increased $134,000 or 47.2% to $418,000 from $284,000 due to greater commissions received on sales of annuities.

     > Insurance commissions increased $79,000 or 6.3% to $1,343,000 from $1,264,000 due to an increase in commissions received on sales of business property and casualty insurance.

     > Fees from service charges increased $477,000 or 13.9% to $3,897,000 from $3,420,000. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

     > The sale of securities during the nine months ended September 30, 2006 resulted in net securities gains of $66,000 compared to the nine months ended September 30, 2005 which resulted in net securities gains of $315,000.

     > Mortgage banking income decreased $317,000 or 52.4% to $288,000 from $605,000. This decrease was due to the decreased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

          > $24.4 million (representing 241 loans) for the first nine months of 2006.
          > $50.8 million (representing 472 loans) for the first nine months of 2005.

          First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

     >    Other  income   increased   $274,000  or  15.8%  to  $2,011,000   from
          $1,737,000. This increase was primarily due to increased ATM service fees.


Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months and nine months ended September 30, 2006 and 2005 (in thousands):

                               Three months ended September 30,         Nine months ended September 30,
                               2006          2005        $ Change       2006        2005        $ Change
                             ----------- ------------- ------------- ----------- ------------ -------------
Salaries and benefits           $ 4,036       $ 3,343         $ 693     $11,391      $10,223       $ 1,168
Occupancy and equipment           1,236         1,119           117       3,570        3,199           371
Amortization of intangibles         216           143            73         545          430           115
Stationery and supplies             165           114            51         430          378            52
Legal and professional fees         374           342            32       1,005        1,200         (195)
Marketing and promotion             240           198            42         660          549           111
Other operating expenses          1,106         1,134          (28)       3,346        3,214           132
                             ------------ ------------- ------------- ----------- ------------ -------------
  Total other expense           $ 7,373       $ 6,393         $ 980     $20,947      $19,193        $1,754
                             =========== ============= ============= =========== ============ =============

Following are explanations for the three months ended September 30, 2006 compared to the same period in 2005:

     > Salaries and employee benefits, the largest component of other expense, increased $693,000 or 20.7% to $4,036,000 from $3,343,000.
          This increase is due to additional expense as a result of the acquisition of Mansfield, merit increases for continuing employees and $43,000 of additional compensation expense recorded in accordance with the provisions of SFAS 123R. There were 342 full-time equivalent employees at September 30, 2006, of which 29 were added through the acquisition of Mansfield, compared to 314 at September 30, 2005.

     > Occupancy and equipment expense increased $117,000 or 10.5% to $1,236,000 from $1,119,000 due to an increase in occupancy expenses for Mansfield, and the new office location of Checkley and the Highland branch facility that were opened in 2005.

     > Expense for amortization of intangible assets increased $73,000 or 51% to $216,000 from $143,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

     > Other operating expenses decreased $28,000 or 2.5% to $1,106,000 in 2006 from $1,134,000 in 2005 due to expenses associated with other real estate owned that occurred in the third quarter of 2005 that did not occur in the third quarter of 2006.

     > All other categories of operating expenses increased a net of $125,000 or 19.1% to $779,000 from $654,000. The increase was primarily due to increased expenses following the acquisition of Mansfield.


Following are explanations for the nine months ended September 30, 2006 compared to the same period in 2005:

     > Salaries and employee benefits, the largest component of other expense, increased $1,168,000 or 11.4% to $11,391,000 from
          $10,223,000. This increase is due to additional expense as a result of the acquisition of Mansfield, merit increases for continuing employees and $135,000 of additional compensation expense recorded in accordance with the provisions of SFAS 123R. There were 342 full-time equivalent employees at September 30, 2006, of which 29 were added through the acquisition of Mansfield, compared to 314 at September 30, 2005.

     > Occupancy and equipment expense increased $371,000 or 11.6% to $3,570,000 from $3,199,000 due to an increase in occupancy expenses for Mansfield, and for the new office location of Checkley and the Highland branch facility that were opened in 2005.

     > Expense for amortization of intangible assets increased $115,000 or 26.7% to $545,000 from $430,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

     > Other operating expenses increased $132,000 or 4.1% to $3,346,000 in 2006 from $3,214,000 in 2005 due to increases in various expenses including ATM and bankcard expenses.

     > All other categories of operating expenses decreased a net of $32,000 or 1.5% to $2,095,000 from $2,127,000. The decrease was primarily due to decreases in various professional fees.


Income Taxes

Total income tax expense amounted to $3,691,000 (33.4% effective tax rate) for the nine months ended September 30, 2006, compared to $3,942,000 (35.2% effective tax rate) for the same period in 2005. The change in the effective tax rate in 2006 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2004 state income tax return for a greater deduction in enterprise zone interest filed during the first quarter of 2006. This resulted in a $92,000 net reduction in tax expense. Additional reduction in state tax expense for 2006 resulted from an increase in deductible enterprise zone loans.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company's earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2006 and December 31, 2005 (in thousands):

                                      September 30,      December 31,
                                               2006              2005
                                    ----------------- ----------------
Real estate - residential                  $143,953          $117,204
Real estate - agricultural                   57,925            50,730
Real estate - commercial                    304,408           282,501
                                    ----------------- ----------------
  Total real estate - mortgage              506,286           450,435
Commercial and agricultural                 170,490           150,598
Installment                                  45,271            34,385
Other                                         4,907             2,715
                                    ----------------- ----------------
  Total loans                              $726,954          $638,133
                                    ================= ================

Overall loans increased $88.8 million, or 13.9%. The acquisition of Mansfield resulted in an increase of approximately $55.8 million in overall loans. The remaining increase was primarily a result of an increase in residential and commercial real estate loans. Total real estate mortgage loans have averaged approximately 70% of the Company's total loan portfolio for the past several years. This is the result of the Company's focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,202,000 and $1,778,000 as of September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the Company had loan concentrations in agricultural industries of $110 million, or 15%, of outstanding loans and $92.3 million, or 14.5%, at December 31, 2005. In addition, the Company had loan concentrations in the following industries as of September 30, 2006 compared to December 31, 2005 (dollars in thousands):

                                       September 30, 2006            December 31, 2005
                                    Principal   % Outstanding  Principal    % Outstanding
                                     balance        loans       Balance         loans
                                  ------------- ------------- ------------- -------------
Operators of non-residential
buildings                             $29,618         4.07%       $22,446         3.52%
Apartment building owners              36,521         5.02%        40,843         6.40%
Motels, hotels & tourist courts        31,601         4.35%        28,054         4.40%
Subdividers & developers               29,109         4.00%        26,397         4.14%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2006, by maturities (in thousands):


                                                     Maturity (1)
                                ------------------------------------------------------------
                                                     Over 1
                                    One year        through             Over
                                 or less (2)        5 years          5 years          Total
                                ------------------------------------------------------------
 Real estate - residential          $ 60,833       $ 68,627         $ 14,493       $143,953
 Real estate - agricultural           11,955         38,000            7,970         57,925
 Real estate - commercial             70,072        208,766           25,570        304,408
                                ------------------------------------------------------------
   Total real estate - mortgage      142,860        315,393           48,033        506,286
 Commercial and agricultural         114,833         51,563            4,094        170,490
 Installment                          22,408         22,581              282         45,271
 Other                                 1,061          2,390            1,456          4,907
                                ------------------------------------------------------------
   Total loans                      $281,162       $391,927         $ 53,865       $726,954
                                ============================================================

(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2006, loans with maturities over one year consisted of approximately $370 million fixed rate loans and $76 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2006 and December 31, 2005 (in thousands):



                                            September 30,     December 31,
                                                     2006             2005
                                           --------------- ----------------
Nonaccrual loans                                   $3,607           $3,458
Renegotiated loans which are performing
  in accordance with revised terms                     31                -
                                           --------------- ----------------
Total nonperforming loans                          $3,638           $3,458
                                           =============== ================


The $180,000 increase in nonaccrual loans during the nine months ended September 30, 2006 resulted from the net of $108,000 of loans added to nonaccrual through acquisition of Mansfield, $1,304,000 of additional loans put on nonaccrual status, $921,000 of loans brought current or paid-off, $127,000 of loans transferred to other real estate owned and $184,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $65,000 and $65,000 for the periods ended September 30, 2006 and 2005, respectively.

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

Management recognizes there are risk factors that are inherent in the Company's loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company's operations (and therefore its loans) are concentrated in east central
Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company's success. At September 30, 2006, the Company's loan portfolio included $110 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $17.7 million from $92.3 million at December 31, 2005. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $31.6 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $29.6 million of loans to operators of non-residential buildings, $36.5 million of loans to apartment building owners and $29.1 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of September 30, 2006 and 2005, and of changes in the allowance for the three-month and nine-month periods ended September 30, 2006 and 2005, is as follows (dollars in thousands):


                                                  Three months ended September 30,  Nine months ended September 30,
                                                           2006           2005             2006           2005
                                                  --------------------------------- ------------------------------
 Average loans outstanding, net of unearned income        $717,966       $621,864         $681,362       $605,347
 Allowance-beginning of period                             $ 6,223        $ 4,687          $ 4,648        $ 4,621
 Allowance of Mansfield acquired in
 business combination                                            -              -            1,405              -
 Charge-offs:
 Real estate-mortgage                                           25             54               73            116
 Commercial, financial & agricultural                          332            162              515            348
 Installment                                                    71             15               98            104
 Other                                                          60             43              135             66
                                                  --------------------------------- ------------------------------
   Total charge-offs                                           488            274              821            634
 Recoveries:
 Real estate-mortgage                                            2              2                6             57
 Commercial, financial & agricultural                            2             22               23             33
 Installment                                                    25              7               39             27
 Other                                                          41             17              101             20
                                                  --------------------------------- ------------------------------
   Total recoveries                                             70             48              169            137
                                                  --------------------------------- ------------------------------
 Net charge-offs (recoveries)                                  418            226              652            497
 Provision for loan losses                                     171            213              575            550
                                                  --------------------------------- ------------------------------
 Allowance-end of period                                   $ 5,976        $ 4,674          $ 5,976        $ 4,674
                                                  ================================= ==============================
 Ratio of annualized net charge-offs to
 average loans                                                .23%           .15%             .13%           .11%
                                                  ================================= ==============================
 Ratio of allowance for loan losses to loans
 outstanding (less unearned interest at
 end of period)                                               .82%           .74%             .82%           .74%
                                                  ===============================================================
 Ratio of allowance for loan losses to
 nonperforming loans                                        164.3%         140.0%          164.3%         140.0%
                                                  ===============================================================


During the first nine months of 2006, the Company had charge-offs of $353,000 on commercial loans of four borrowers. During the first nine months of 2005, the Company had charge-offs of $53,000 on two agricultural loans of a single borrower and charge-offs of $234,000 on commercial loans of four borrowers. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period.

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

The following table sets forth the amortized cost of the securities as of September 30, 2006 and December 31, 2005 (dollars in thousands):

                                                      September 30, 2006           December 31, 2005
                                                 ----------------------------- ---------------------------
                                                                  Weighted                     Weighted
                                                   Amortized       Average      Amortized      Average
                                                     Cost           Yield          Cost         Yield
                                                 -------------- -------------- ------------- -------------
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies           $149,061          4.71%      $108,506         3.74%
Obligations of states and political
 subdivisions                                           20,543          4.32%        16,829         4.54%
Mortgage-backed securities                              16,485          4.48%        20,046         4.34%
Other securities                                        13,319          6.36%        13,083         6.21%
                                                 -------------- -------------- ------------- -------------
    Total securities                                  $199,408          4.76%      $158,464         4.10%
                                                 ============== ============== ============= =============

At September 30, 2006, the Company's investment portfolio showed an increase of $40.9 million from 2005 due to securities acquired in the acquisition of Mansfield offset by various securities that matured during the first quarter of 2006 and were not immediately replaced. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                                 Gross        Gross     Estimated
                                                   Amortized   Unrealized  Unrealized     Fair
                                                      Cost       Gains      (Losses)      Value
                                                  ----------- ----------- ------------ ----------
September 30, 2006
Available-for-sale:
U.S. Treasury securities and obligations of U.S
 government corporations & agencies                 $149,061        $508     $(1,059)   $148,510
Obligations of states and political subdivisions      19,200         240         (49)     19,391
Mortgage-backed securities                            16,485          23        (405)     16,103
Federal Home Loan Bank stock                           4,523           -            -      4,523
Other securities                                       8,796         492            -      9,288
                                                  ----------- ----------- ------------ ----------
 Total available-for-sale                           $198,065     $ 1,263     $(1,513)   $197,815
                                                  =========== =========== ============ ==========
Held-to-maturity:
 Obligations of states and political subdivisions    $ 1,343        $ 22        $   -     $1,365
                                                  =========== =========== ============ ==========
December 31, 2005
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
 government corporations & agencies                $ 108,506        $ 31     $(1,500)  $ 107,037
Obligations of states and political subdivisions      15,417         239         (50)     15,606
Mortgage-backed securities                            20,046          25        (442)     19,629
Federal Home Loan Bank stock                           5,557           -            -      5,557
Other securities                                       7,526         486            -      8,012
                                                  ----------- ----------- ------------ ----------
  Total available-for-sale                          $157,052       $ 781     $(1,992)   $155,841
                                                  =========== =========== ============ ==========
Held-to-maturity:
 Obligations of states and political subdivisions    $ 1,412        $ 30         $  -    $ 1,442
                                                  =========== =========== ============ ==========

At September 30, 2006, there were four obligations of states and political subdivisions with a fair value of $1,065,000 and an unrealized loss of $14,000, six mortgage-backed securities with a fair value of $14,363,000 and an unrealized loss of $404,000, and ten obligations of U.S. government agencies with a fair value of $53,960,000 and an unrealized loss of $958,000, in a continuous unrealized loss position for twelve months or more. At September 30, 2005, there was one mortgage-backed security with a fair value of $2,089,000 and an unrealized loss of $19,000, and five obligations of U.S. government agencies with a fair value of $21,394,000 and an unrealized loss of $250,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of September 30, 2006 or December 31, 2005 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2006 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).


                                      One year    After 1 through After 5 through    After ten
                                      or less         5 years         10 years         years           Total
                                   --------------------------------------------------------------------------------
Available-for-sale:
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies                 $23,369        $ 92,128         $32,609        $    955       $149,061
Obligations of state and
  political subdivisions                     2,006           7,856           6,222           3,116         19,200
Mortgage-backed securities                     769          15,716               -               -         16,485
Federal Home Loan Bank stock                     -               -               -           4,523          4,523
Other securities                               500               -           2,500           5,796          8,796
                                   -------------------------------------------------------------------------------
Total investments                          $26,644        $115,700         $41,331         $14,390       $198,065
                                   ===============================================================================
Weighted average yield                       4.44%           4.52%           5.26%           5.76%          4.76%
Full tax-equivalent yield                    4.59%           4.65%           5.55%           6.17%          4.94%
                                   ===============================================================================
Held-to-maturity:
Obligations of state and
  political subdivisions                     $ 145           $ 505           $ 191           $ 502        $ 1,343
                                   ===============================================================================
Weighted average yield                       5.36%           5.54%           5.48%           5.35%          5.44%
Full tax-equivalent yield                    7.89%           8.16%           7.82%           7.88%          7.98%
                                   ===============================================================================


The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2006.

Investment securities carried at approximately $155,842,000 and $136,787,000 at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company's earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2006 and for the year ended December 31, 2005 (dollars in thousands):


                             September 30, 2006        December 31, 2005
                          -----------------------------------------------
                                        Weighted                 Weighted
                              Average    Average     Average      Average
                              Balance     Rate       Balance        Rate
                          -----------------------------------------------
Demand deposits:
  Non-interest-bearing      $101,715           -     $ 89,593          -
  Interest-bearing           238,329       2.09%      229,532      1.30%
Savings                       62,715        .51%       59,830       .41%
Time deposits                316,478       3.85%      271,161      3.13%
                          -----------------------------------------------
  Total average deposits    $719,237       2.43%     $650,116      1.80%
                          ===============================================


                                            September 30,   December 31,
         (dollars in thousands)                      2006           2005
------------------------------------------ --------------- --------------
High month-end balances of total deposits        $794,211       $677,872
Low month-end balances of total deposits          651,392        627,107


The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2006 and December 31, 2005 (in thousands):


                              September 30,    December 31,
                                       2006            2005
                              -------------- ---------------
3 months or less                    $46,271        $ 15,947
Over 3 through 6 months              25,975          23,593
Over 6 through 12 months             39,308          34,944
Over 12 months                       21,689          28,950
                              -------------- ---------------
  Total                            $133,243        $103,434
                              ============== ===============


During the first nine months of 2006, the balance of time deposits of $100,000 or more increased by approximately $29.8 million. The increase in balances was primarily attributable to time deposits acquired in the acquisition of Mansfield, an increase in brokered CD balances and to a promotion run in the first quarter of 2006.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $43.2 million and $38.4 million as of September 30, 2006 and December 31, 2005, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.1 million and $3.4 million as of September 30, 2006 and December 31, 2005, respectively. The
State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2006 and December 31, 2005 is presented below (dollars in thousands):

                                                  September 30,   December 31,
                                                           2006           2005
                                                 --------------- --------------
  Federal funds purchased                               $ 3,200        $ 4,000
  Securities sold under agreements to repurchase         55,031         67,380
  Federal Home Loan Bank advances:
    Overnight                                             1,000         12,000
    Fixed term - due in one year or less                  7,000          3,000
    Fixed term - due after one year                      18,000         20,000
  Debt:
    Loans due in one year or less                             -          5,500
    Loans due after one year                             15,000              -
    Junior subordinated debentures                       20,620         10,310
                                                 --------------- --------------
    Total                                              $119,851       $122,190
                                                 =============== ==============
    Average interest rate at end of period                5.39%          4.27%

Maximum outstanding at any month-end
  Federal funds purchased                               $ 4,000        $ 4,000
  Securities sold under agreements to repurchase         63,542         67,380
  Federal Home Loan Bank advances:
    Overnight                                            19,500         12,014
    Fixed term - due in one year or less                  7,000         20,000
    Fixed term - due after one year                      30,000         20,000
  Debt:
    Loans due in one year or less                         4,500          6,200
    Loans due after one year                             15,000            200
    Junior subordinated debentures                       20,620         10,310

Averages for the period (YTD)
  Federal funds purchased                               $ 3,393        $   874
  Securities sold under agreements to repurchase         52,510         57,799
  Federal Home Loan Bank advances:
    Overnight                                             8,748          2,447
    Fixed term - due in one year or less                  5,667         13,575
    Fixed term - due after one year                      23,457         15,523
  Debt:
    Loans due in one year or less                         1,329          5,607
    Loans due after one year                              8,773            104
    Junior subordinated debentures                       16,229         10,310
                                                 --------------- --------------
    Total                                             $ 121,338       $106,239
                                                 =============== ==============
    Average interest rate during the period               4.55%          3.74%


FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $25 million as follows:

     >    $7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
     >    $5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
     >    $3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
     >    $5 million advance at 4.33% with a 10-year maturity,  due November 23,
          2011, five year lockout, one time call November 23, 2006
     > $5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At September 30, 2006, outstanding debt balances include $15,000,000 on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.55% as of September 30, 2006) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and is subsidiary bank were in compliance with the existing covenants at September 30, 2006 and 2005 and December 31, 2005.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I ("Trust I"), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company's investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate ("LIBOR") plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009 (8.31% and 6.95% at September 30, 2006 and December 31, 2005, respectively).The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending September 30, 2009, for application of the quantitative limits. The Company does not expect the application of the quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.


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

The following table sets forth the Company's interest rate repricing GAP for selected maturity periods at September 30, 2006 (dollars in thousands):


                                                                Rate Sensitive Within                                     Fair
                                 -------------------------------------------------------------------------------------
                                   1 year     1-2 years    2-3 years   3-4 years   4-5 years   Thereafter     Total      Value
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
Interest-earning assets:
Federal funds sold and other
 interest-bearing deposits            $ 476        $   -        $   -       $   -       $   -        $   -      $ 476       $ 476
Taxable investment securities        29,846       32,571       21,133      21,178      11,911       61,785    178,424     178,424
Nontaxable investment securities      2,153        2,069        1,997       2,392       1,963       10,160     20,734      20,756
Loans                               319,323      125,719      139,284      68,715      49,908       24,005    726,954     715,166
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $351,798     $160,359     $162,414     $92,285     $63,782      $95,950   $926,588    $914,822
                                 =========== ============ ============ =========== =========== ============ ========== ===========
Interest-bearing liabilities:
Savings and N.O.W. accounts        $ 54,718     $ 10,321       10,768    $ 15,685    $ 16,212      $97,107   $204,811    $209,736
Money market accounts                97,970        1,559        1,603       2,079       2,122       11,219    116,552     118,855
Other time deposits                 278,844       52,116       10,644      10,476       5,501           60    357,641     357,596
Short-term borrowings/debt           71,231            -            -           -           -            -     71,231      71,183
Long-term borrowings/debt                 -            -       15,000       5,000      23,620        5,000     48,620      48,912
                                 ----------- ------------ ------------ ----------- ----------- ------------ ---------- -----------
  Total                            $502,763      $63,996      $38,015     $33,240    $ 47,455    $ 113,386   $798,855    $806,282
                                 =========== ============ ============ =========== =========== ============ ========== ===========
  Rate sensitive assets -
   rate sensitive liabilities    $(150,965)     $ 96,363    $ 124,399     $59,045    $ 16,327    $(17,436)   $127,733
  Cumulative GAP                 $(150,965)     $(54,602)   $ 69,797     $128,842    $145,169    $127,733

Cumulative amounts as % of
 total rate sensitive assets         -16.3%        10.4%        13.4%        6.4%        1.8%        -1.9%
Cumulative Ratio                     -16.3%        -5.9%         7.5%       13.9%       15.7%        13.8%


The static GAP analysis shows that at September 30, 2006, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income. Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At September 30, 2006, the Company's stockholders' equity had increased $3,404,000 or 4.7% to $75,730,000 from $72,326,000 as of December 31, 2005.
During the first nine months of 2006, net income contributed $7,359,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $587,000, net of tax. Additional purchases of treasury stock (128,449 shares at an average cost of $41.29 per share) decreased stockholders' equity by approximately $5,303,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4%, and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of September 30, 2006 and December 31, 2005, the Company and First Mid Bank met all capital adequacy requirements.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes. The final rule provides a five-year transition period, ending September 30, 2009, for application of revised quantitative limits. The Company does not expect the application of the quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

As of September 30, 2006, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

                                                                           Required Minimum       To Be Well-Capitalized
                                                                             For Capital         Under Prompt Corrective
                                                     Actual               Adequacy Purposes         Action Provisions
                                            -------------------------- ------------------------- -------------------------
                                               Amount        Ratio       Amount        Ratio       Amount        Ratio
                                            ------------- ------------ ------------ ------------ ------------ ------------
September 30, 2006
Total Capital (to risk-weighted assets)
  Company                                        $79,130       10.80%      $58,620      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  87,389       12.03%       58,096      > 8.00%      $72,620      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         73,154        9.98%       29,310      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  81,413       11.21%       29,048      > 4.00%       43,572      > 6.00%
                                                                                        -                         -
Tier 1 Capital (to average assets)
  Company                                         73,154        7.56%       38,683      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  81,413        9.30%       35,016      > 4.00%       43,771      > 5.00%
                                                                                        -                         -

December 31, 2005
Total Capital (to risk-weighted assets)
  Company                                        $75,901       11.87%     $ 51,163      > 8.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  73,913       11.66        50,726      > 8.00%      $63,407      >10.00%
                                                                                        -                         -
Tier 1 Capital (to risk-weighted assets)
  Company                                         71,253       11.14        25,581      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265      10.92         25,363      > 4.00%       38,044      > 6.00%
                                                                                        -                         -

Tier 1 Capital (to average assets)
  Company                                         71,253        8.55        33,330      > 4.00%          N/A          N/A
                                                                                        -
  First Mid Bank                                  69,265        8.36        33,152      > 4.00%       41,440      > 5.00%
                                                                                        -                         -


These ratios allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants may purchase Company stock under the following four plans of the
Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company's 2005 Annual Report on Form 10-K.

On August 5, 1998, the Company announced a stock repurchase program for up to 3% of its common stock. In March 2000, the Board of directors approved the repurchase of an additional 5% of the Company's common stock. In September 2001, the Board of directors approved the repurchase of $3 million of additional shares of the Company's common stock and in August 2002, the Board of directors approved the repurchase of $5 million of additional shares of the Company's common stock. In September 2003, the Board of directors approved the repurchase of $10 million of additional shares of the Company's common stock. On April 27, 2004, the Board of directors approved the repurchase of an additional $5 million shares of the Company's common stock. On August 23, 2005 the Board of directors approved the repurchase of an additional $5 million shares of the Company's common stock and on August 22, 2006 the Board of directors approved the repurchase of an additional $5 million shares of the Company's common stock, bringing the aggregate total on September 30, 2006 to 8% of the Company's common stock plus $33 million of additional shares.

During the nine-month period ending September 30, 2006, the Company repurchased 128,449 shares at a total cost of approximately $5,303,000. Since 1998, the Company has repurchased a total of 1,365,308 shares at a total price of approximately $35,054,000. As of September 30, 2006, the Company was authorized per all repurchase programs to purchase $4,153,000 in additional shares.


Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company's liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company's other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company's operating line of credit with The Northern Trust Company. Details for the sources include:

     > First Mid Bank has $23.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago, $1 million from Illinois Bankers' Bank, and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of September 30, 2006, First Mid Bank met these regulatory requirements.

     > First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At September 30, 2006, the excess collateral at the Federal Home Loan Bank will support approximately $80.9 million of additional advances.

     >    First   Mid  Bank   also   receives   deposits   from  the   State  of
          Illinois.   The   receipt  of  these  funds  is  subject  to
          competitive bid and requires collateral to be pledged at the time of placement.

     > First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

     > In addition, as of September 30, 2006, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $15 million and $7.5 million in available funds.


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

The following table summarizes significant contractual obligations and other commitments at September 30, 2006 (in thousands):


                                       Less than                           More than
                               Total      1 year   1-3 years   3-5 years     5 years
                         ------------ ----------- ----------- ----------- -----------
Time deposits               $357,641    $278,783     $62,821     $15,977       $  60
Debt                          35,620           -      15,000           -      20,620
Other borrowings              81,031      63,031           -      13,000       5,000
Operating leases               3,845         438         926         814       1,667
Supplemental retirement          789          50         100         100         539
                         ------------ ----------- ----------- ----------- -----------
                            $478,926    $342,302    $ 78,847     $29,891     $27,886
                         ============ =========== =========== =========== ===========


For the nine-month period ended September 30, 2006, net cash of $8.2 million and $25.1 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $34.7 million. In total, cash and cash equivalents decreased by $1.4 million since year-end 2005.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2006 and December 31, 2005 were as follows (in thousands):

                                                 September 30,    December 31,
                                                          2006            2005
                                                --------------- ---------------
Unused commitments, including lines of credit:
    Commercial real estate                            $ 24,233        $ 28,745
    Commercial operating                                52,004          46,012
    Home equity                                         17,307          16,160
    Other                                               27,002          23,178
                                                --------------- ---------------
       Total                                          $120,546        $114,095
                                                =============== ===============
Standby letters of credit                              $ 5,113         $ 3,694
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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                          ISSUER PURCHASES OF EQUITY SECURITIES
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (d) Approximate Dollar
                                                                     (c) Total Number of Shares     Value of Shares that
                                                                        Purchased as Part of        May Yet Be Purchased
                       (a) Total Number of     (b) Average Price      Publicly Announced Plans       Under the Plans or
    Period               Shares Purchased        Paid per Share              or Programs                  Programs
---------------------- --------------------- ----------------------- ---------------------------- -------------------------
July 1, 2006 --
July 31, 2006                      -                      -                          -                      $217,000
August 1, 2006 --
August 31, 2006               15,039                  41.80                     15,039                    $4,589,000
September 1, 2006 -
September 30, 2006            10,391                 $41.98                     10,391                    $4,153,000
                       --------------------- ----------------------- ---------------------------- -------------------------
Total                         25,430                 $41.87                     25,430                    $4,153,000
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

Date:  November 8, 2006


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






Date: November 8, 2006

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





Date: November 8, 2006

By:  /s/ Michael L. Taylor

       Michael L. Taylor, Chief Financial Officer

                                                                    Exhibit 32.1




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William S. Rowland, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2006

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

                                                                    Exhibit 32.2




                            Certification pursuant to
                             18 U.S.C. section 1350,
                             as adopted pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of First Mid-Illinois Bancshares, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Taylor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







Date:  November 8, 2006

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer