Form 10-K
period 2006-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2007-03-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

Commission file number: 0-13368

FIRST MID-ILLINOIS BANCSHARES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-1103704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Charleston Avenue, Mattoon, Illinois	61938
(Address of Principal Executive Offices)	(Zip Code)

(217) 234-7454
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $4.00 per share, and related Common Stock Purchase Rights
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X ] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $119,153,000. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 7, 2007, 4,274,481 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Document     Into Form 10-K Part:
Portions of the Proxy Statement for 2007 Annual
Meeting of Shareholders to be held on May 23, 2007   III

    PART I

ITEM 1.BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the “Company”) is a financial holding company. The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”). The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”). The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. (“Checkley”). The Company also wholly owns two statutory business trusts, First Mid-Illinois Statutory Trust I (“Trust I”), and First Mid-Illinois Statutory Trust II (“Trust II”), both unconsolidated subsidiaries of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982. The Company acquired all of the outstanding stock of a number of community banks on the following dates:

•	Mattoon Bank, Mattoon (“Mattoon Bank”) on April 2, 1984
•	State Bank of Sullivan (“Sullivan Bank”) on April 1, 1985
•	Cumberland County National Bank in Neoga (“Cumberland County”) on December 31, 1985
•	First National Bank and Trust Company of Douglas County (“Douglas County”) on December 31, 1986
•	Charleston Community Bank (“Charleston Bank”) on December 30, 1987

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

On July 1, 1992, the Company acquired and re-capitalized Heartland Federal Savings and Loan Association (“Heartland”), a $125 million thrift headquartered in Mattoon with offices in Charleston, Sullivan and Urbana, Illinois. In November 1997, Heartland merged with and into First Mid Bank with First Mid Bank being the surviving entity.

On October 4, 1994, First Mid Bank acquired all of the outstanding stock of Downstate Bancshares, Inc. (“DBI”), which owned all of the stock of Downstate National Bank (“DNB”). DNB operated branch locations in Altamont and Effingham, Illinois. Immediately following the acquisition, DBI was dissolved and DNB was merged with and into First Mid Bank with First Mid Bank being the surviving entity.

In 1997, First Mid Bank acquired the Charleston, Illinois branch location and the customer base of First of America Bank and in 1999 acquired the Monticello, Taylorville and DeLand branch offices and deposit base of Bank One Illinois, N.A.

First Mid Bank has also opened a de novo branch in Decatur, Illinois and a banking center in the Student Union of Eastern Illinois University in Charleston, Illinois (2000); de novo branches in Champaign, Illinois and Maryville, Illinois (2002), and a de novo branch in Highland, Illinois (2005).

On April 20, 2001, First Mid Bank acquired all of the outstanding stock of American Bank of Illinois in Highland (“American Bank”) and merged American Bank with and into First Mid Bank with First Mid Bank being the surviving entity.

On January 29, 2002, the Company acquired all of the outstanding stock of Checkley, an insurance agency located in Mattoon.

On May 1, 2006, the Company acquired Mansfield Bancorp, Inc. (“Mansfield”), and its wholly owned subsidiary, Peoples State Bank of Mansfield (“Peoples”) with locations in Mansfield, Mahomet and Weldon, Illinois. On September 8, 2006, Peoples merged with and into First Mid Bank with First Mid Bank being the surviving entity. This cash acquisition added approximately $108 million to total deposits, $55.8 million to loans, $1.5 million to premises and equipment and $11.5 million to goodwill and core deposit intangible assets.

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 347 people on a full-time equivalent basis as of December 31, 2006. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through Checkley. Of these, the community banking line contributes in excess of 89% of the Company’s total revenues and profits. Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products. The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises. The insurance brokerage line provides a full range of commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals.

All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers. Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Strategy for Growth
The Company believes that growth of its revenue stream and of its customer base is vital to the goal of increasing the value of its shareholders’ investment. Management attempts to grow in three primary ways:

•  by organic growth through adding new customers and selling more products and services to existing customers;
•  by acquisitions; and
•  by entering new markets with de novo branches.

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel are trained to engage in needs-based selling whereby they make an attempt to match its products and services with the particular financial needs of individual customers and prospective customers. All senior officers of the organization are required to attend monthly sales meetings where they report on their business development efforts and results. Executive management uses these meetings as an educational and risk management opportunity as well. Cross-selling opportunities are encouraged between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans. Total commercial real estate loans have increased from $176 million at December 31, 2002 to $310 million at December 31, 2006. Approximately 69% of the Company’s total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses. The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

Growth through a series of small acquisitions has been an integral part of the Company’s strategy for an extended period of time. When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value. As the stock of the Company has not had widespread marketability to outside investors, most past acquisitions have been cash-based transactions. While the Company expects to continue this trend in the future, it would consider a stock-based acquisition if the strategic and financial metrics were compelling. The emphasis on smaller acquisitions is due to the inherent risks accompanying acquisitions and the previously mentioned preference for cash financing rather than use of the Company’s common stock.

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

Strategy for Operations and Risk Management
Operationally, the Company centralizes as many administrative and clerical tasks as possible within its home office location in Mattoon, Illinois. This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable and better manages the various forms of risk inherent in this business. This approach also allows for the best possible use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it does attempt to be near the leading edge with respect to operational technology.

The Company has a comprehensive set of operational policies and procedures that have been developed over time to address risk. These policies are intended to be as close as possible to “best practices” of the financial services industry and are subjected to continual review by management and the Board of Directors. The Company’s internal audit function incorporates procedures to determine compliance with these policies.

In the business of banking, credit risk is the single most important risk as losses from uncollectible loans can significantly diminish capital, earnings and shareholder value. In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors. An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk. All lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training. The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $1.5 million. The Board of Directors must approve all underwriting decisions in excess of $2 million.

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $749,000 (.12% of average loans) over the past five years. Nonperforming loans were $3,668,000 (.51% of total loans) at December 31, 2006. Both of these percentages compare well with peer financial institutions.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks. The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands. The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities. Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin. During 2006, the Company’s net interest margin declined to 3.51% from 3.70% in 2005. This was the result of intense competition for loans and deposits as well as a flat to inverted yield curve. An inverted yield curve generally compresses a bank’s margin as short term rates typically have the most impact on funding costs whereas longer-term rates have the greatest impact on loan pricing. As this interest rate environment is expected to continue into 2007, it is likely that our net interest margin will continue to experience some compression.

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

First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt. Each facility primarily serves the community in which it is located. First Mid Bank serves twenty different communities with twenty-eight separate locations in the towns of Altamont, Arcola, Champaign, Charleston, Decatur, DeLand, Effingham, Highland, Mansfield, Mahomet, Maryville, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, Urbana, and Weldon Illinois. Within the areas of service, there are numerous competing financial institutions and financial services companies.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

SUPERVISION AND REGULATION

General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities. Any change in applicable laws, regulations or regulatory policies may have material effect on the business, operations and prospects of the Company and First Mid Bank. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

Federal and state laws and regulations generally applicable to financial institutions and financial services companies, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds and the depositors, rather than the stockholders, of financial institutions.
The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and its subsidiaries.

Financial Modernization Legislation

The 1999 Gramm-Leach-Bliley Act (the “GLB Act”) significantly changes financial services regulation by expanding permissible non-banking activities of bank holding companies and removing certain barriers to affiliations among banks, insurance companies, securities firms and other financial services entities. These activities and affiliations can be structured through a holding company structure or, in the case of many of the activities, through a financial subsidiary of a bank. The GLB Act also establishes a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area. Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators. The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

The GLB Act repeals the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act of 1956 (the “BHCA”) to permit qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities, including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are “financial in nature,” incidental to financial activities or, in certain circumstances, complementary to financial activities. A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect and maintain its status as a financial holding company.

A significant component of the GLB Act’s focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration. Among other things, the GLB Act amends the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 to remove the blanket exemption for banks. Banks now may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities. Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate. By several orders, the SEC extended the blanket exemption for banks from the definition of “broker” and “dealer” while it has considered amendments to the interim final rules. In 2003, the SEC adopted amendments to its rules relating to the “dealer” exemption for banks, and banks have been required to comply with those rules since September 30, 2003. In December 2006, the SEC proposed Regulation R to implement the new exemption from broker registration, acting jointly with the Federal Reserve Board as required by the Financial Services Regulatory Relief Act of 2006. The SEC also extended the blanket exemption for bank broker activities until July 2, 2007. The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds.

Anti-Terrorism Legislation

The USA PATRIOT Act of 2001 included the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The Company has established policies and procedures for compliance with the IMLAFA and the related regulations. The Company has designated an officer solely responsible for ensuring compliance with existing regulations and monitoring changes to the regulations as they occur.

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

Activities. As a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

If any subsidiary bank of the Company ceases to be “well-capitalized” or “well-managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest its depository institution. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company.

If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of less than “satisfactory”, the Company will be prohibited, until the rating is raised to “satisfactory” or better, from engaging in new activities or acquiring companies other than bank holding companies, banks, or savings associations.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve Board’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

In December 2006, the U.S. bank regulatory agencies issued a notice of proposed rule-making with respect to proposed changes in the methods by which “risk-based” assets are calculated, with the stated goal of allowing banks and bank holding companies to elect a methodology that reflects more gradations of risk. The notice indicates that the leverage ratio, which is not risk-based, would not change.

As of December 31, 2006, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 10.91%, a Tier 1 risk-based ratio of 10.10% and a leverage ratio of 7.56%.

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

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC. During the year ended December 31, 2006, FDIC assessments ranged from 0% of deposits to 0.27% of deposits. Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2007, each insured bank is required to pay deposit insurance premium assessments to the FDIC. Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category. There is currently a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I are subject in 2007 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV are subject to an insurance assessment rate of .43%. Banks which paid assessments prior to December 31, 1996 are eligible for certain on-time credits against these assessments from a pool provided for in the legislation.

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

In addition to its insurance assessment, each insured bank is subject, in 2007, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout. The first quarter 2007 debt service assessment was .0122%.

OCC Assessments. All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC. The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC. During the year ended December 31, 2006, First Mid Bank paid supervisory fees to the OCC totaling $195,000.

Capital Requirements. The OCC has established the following minimum capital standards for national banks, such as First Mid Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”). The December 2006 notice of proposed rule-making described earlier would also apply to the manner in which risk-based assets are calculated for the Bank.

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

During the year ended December 31, 2006, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 11.83%, a Tier 1 risk-based ratio of 11.01% and a leverage ratio of 8.21%.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

Dividends. The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. As of December 31, 2006, approximately $3.7 million was available to be paid as dividends to the Company by First Mid Bank. Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions. First Mid Bank is subject to certain restrictions under federal law, including Regulation W, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

First Mid Bank is subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases. Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10 percent of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20 percent of the bank’s capital and surplus. Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which First Mid Bank maintains a correspondent relationship.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the guidelines are of such severity that it could threaten the safety and soundness of the institution. Failure to submit an acceptable plan, or failure to comply with a plan that has been accepted by the appropriate federal regulator, would constitute grounds for further enforcement action.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of person from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common of the Company, or otherwise obtaining control of a “controlling influence” over the Company or First Mid Bank.

Interstate Banking and Branching. The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers. De novo interstate branching is permitted if the laws of the host state so authorize. Moreover, national banks, such a First Mid Bank, may provide trust services in any state to the same extent as a trust company chartered by that state.

Community Reinvestment Act. First Mid Bank is subject to the Community Reinvestment Act (CRA). The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction. First Mid Bank received a satisfactory CRA rating from it regulator in it s more recent CRA examination.

Privacy and Security. The GLB Act establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. The Company has adopted and disseminated its privacy policies pursuant to the GLB Act. Regulations adopted under the GLB Act set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLB Act requires the disclosure of agreements reached with community groups that relate CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Consumer Laws and Regulations. In addition to the laws and regulations discussed above, First Mid Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Supplemental Item - Executive Officers of the Company

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (59)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (38)	Vice President and Chief Financial Officer
John W. Hedges (58)	President, First Mid Bank
Laurel G. Allenbaugh (46)	Vice President
Christie L. Wright (50)	Vice President, Secretary/Treasurer
Stanley E. Gilliland (61)	Vice President
Kelly A. Downs (39)	Vice President

William S. Rowland, age 59, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999. He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999. He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 38, has been the Vice President and Chief Financial Officer of the Company since May 2000. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 58, has been the President of First Mid Bank since September 1999. He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 46, has been Vice President of Operations since February 2000. She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Christie L. Wright, age 50, has been Vice President of Investments since 1995 and Secretary and Treasurer since 1998.

Stanley E. Gilliland, age 61, has been Vice President of Lending of the Company since 1985, and has been Executive Vice President of Lending for First Mid Bank since 1990.

Kelly A. Downs, age 39, has been Vice President of Human Resources since 2001, and has been with the Company since 1991.

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.

Interest rate risk. Interest rate risk is the risk that changes in market rates and prices will adversely affect the Company’s financial condition or results of operations. The Company’s net interest income, its largest source of revenue, is highly dependent on achieving a positive spread between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates could negatively impact the Company’s ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin.

Liquidity risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.

Credit risk. Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $511 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of five industries as of December 31, 2006. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices could impact the Company’s credit losses.

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

Risk of changes in economic or market conditions. The Company’s financial condition and results of operations are sensitive to the general business and economic conditions in the United States and in its area of operations in central Illinois. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, agricultural prices for land and crops, commercial and residential real estate values, and the strength of the U.S. economy, as well as the local economies in which it conducts business. An economic downturn within the Company’s footprint could negatively impact household and corporate incomes. This impact may lead to decreased demand for loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans. This could have a negative effect on the Company’s financial condition and results of operations. Changes in economic conditions are generally beyond the Company’s control and difficult to predict.

General business risks. The Company is also exposed to various business risks that could have a negative effect on the financial performance of the Company. These risks include: changes in customer behavior, changes in competition, new litigation or changes to existing litigation, claims and assessments, environmental liabilities, real or threatened acts of war or terrorist activity, adverse weather, changes in accounting standards, legislative or regulatory changes, taxing authority interpretations, and an inability on the Company’s part to retain and attract skilled employees.

In addition to these risks identified by the Company, investments in the Company’s common stock involve risk. The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including: volatility of stock market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies, changes in securities analysts’ estimates of financial performance, and variations in quarterly or annual operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company or First Mid Bank own all of the following properties except those specifically identified as being leased.

First Mid Bank

Mattoon. First Mid Bank’s main office is located at 1515 Charleston Avenue, Mattoon, Illinois. The office building consists of a one-story structure with occupied basement, which was opened in 1965 with approximately 36,000 square feet of office space, four walk-up teller stations, and four sit-down teller stations. Adjacent to this building is a parking lot with parking for approximately seventy cars. A drive-up facility with nine drive-up lanes and a drive-up automated teller machine (“ATM”) is located across the street from First Mid Bank’s main office.

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

Sullivan. First Mid Bank operates two locations in Sullivan, Illinois. The main office is located at 200 South Hamilton Street, Sullivan, Illinois. Its office building is a one-story structure containing approximately 11,400 square feet of office space with five teller windows, six private offices and four drive-up lanes. Adequate customer parking is available on two sides of the main office building. The second office is a leased facility at 435 South Hamilton, Sullivan, Illinois in the IGA. The facility has two teller stations, a vault, an ATM and a night depository. There is also a walk-up ATM located in the Sullivan Citgo Station at 105 West Jackson.

Neoga. First Mid Bank’s office in Neoga, Illinois, is located at 102 East Sixth Street, Neoga, Illinois. The building consists of a one-story structure containing approximately 4,000 square feet of office space. The main office building provides space for four tellers in the lobby of the building, two drive-up tellers, four private offices, two night depositories, and an ATM. Adequate customer parking is available on three sides of the main office building.

Tuscola. First Mid Bank operates an office in Tuscola, Illinois, which is located at 410 South Main Street. The all brick building consists of a one-story structure with approximately 4,000 square feet of office space. This main office building provides for four lobby tellers, two drive-up tellers, four private offices, a conference room, four drive-through lanes, including one with a drive-up ATM and one with a drive-up night depository. Adequate customer parking is available outside the main entrance.

Charleston. First Mid Bank has three offices in Charleston, Illinois. The main office, acquired in March 1997, is located at 500 West Lincoln Avenue, Charleston, Illinois. This one-story facility contains approximately 8,400 square feet with five teller stations, eight private offices and four drive-up lanes.

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

Champaign. First Mid Bank leases a facility at 2229 South Neil Street, Champaign, Illinois. The office space, comprised of approximately 3,496 square feet, contains six lobby teller windows, two drive-up lanes, one drive-up ATM, a night depository, four private offices, and a conference room. Adequate customer parking is available to serve customers.

Urbana. First Mid Bank owns a facility located at 601 South Vine Street, Urbana, Illinois. Its office building consists of a one-story structure and contains approximately 3,600 square feet. The office building provides space for three tellers, two private offices and two drive-up lanes. An ATM machine is located in front of the building. An adequate customer parking lot is located on the south side of the building.

Effingham. First Mid Bank operates a facility at 902 North Keller Drive, Effingham, Illinois. The building is a two-story structure with approximately 4,000 square feet of office space. This office space consists of four teller stations, three drive-up teller lanes, five private offices and a night depository. Adequate parking is available to customers in front of the facility.

First Mid Bank also owns property at 900 North Keller Drive, Effingham, Illinois that provides additional customer parking along with a drive-up ATM.

Altamont. First Mid Bank has a banking facility located at 101 West Washington Street, Altamont, Illinois. This building is a one-story structure that has approximately 4,300 square feet of office space. The office space consists of nine teller windows, three drive-up teller lanes (one of which facilitates an ATM), seven private offices, one conference room and a night depository. Adequate parking is available on three sides of the building.

Arcola. First Mid Bank leases a facility at 324 South Chestnut Street, Arcola, Illinois. This building is a one-story structure with approximately 1,140 square feet of office space. This office space consists of two lobby teller stations, one loan station, two drive-up teller lanes, one private office and a night depository. A drive-up ATM lane is available adjacent to the teller lanes. Adequate parking is available to customers in front of the facility. There are also two additional ATMs located at the Arcola Citgo Station on Route 133 at Interstate Five and the Arthur Citgo Station at 209 North Vine.

Monticello. First Mid Bank has two offices in Monticello. The main facility is located on the northeast corner of the historic town square at 100 West Washington Street. This building is a two-story structure that has 8,000 square feet of office space consisting of five teller stations, seven private offices, and a night depository. The second floor is furnished and the basement is used for storage. Adequate parking is available to customers in back of the facility.

A second facility is located at 219 West Center Street, Monticello, Illinois. It is a one-story facility with two lobby teller stations and an attached two-bay drive-up structure with a drive-up ATM and a night depository. Adequate parking is available to serve its customers.

DeLand. First Mid Bank has an office at 220 North Highway Avenue, DeLand, Illinois. It is a one-story structure with one private office, three teller stations and a night depository. A portion of the space is leased to an outside insurance agency. Adequate parking is available in front of the building.

Taylorville. First Mid Bank has a banking facility located at 200 North Main Street, Taylorville, Illinois. This one-story building has approximately 3,700 square feet with five teller stations, three private offices, one drive-up lane, and a finished basement. A drive-up ATM is located in the parking lot and adequate customer parking is available adjacent to the building.

Decatur. First Mid Bank leases a facility at 111 E. Main Street, Decatur, Illinois. The office space comprised of 4,340 square feet contains three lobby teller windows, two drive-up lanes, a night depository, three private offices, safe deposit and loan vaults, and a conference room. Customer parking is available adjacent to the building.

Highland. First Mid Bank owns a facility located at 12616 State Route 143, Highland, Illinois. The building is a two-story structure with approximately 6,720 square feet of office space, a portion of which is leased to an unaffiliated business. This office space consists of a customer service area and teller windows, three drive-up teller lanes, an ATM and four private offices. Adequate parking is available to serve customers.

First Mid Bank leases a facility located at 1301 Broadway, Highland, Illinois. The office space, comprised of 1300 square feet, contains three lobby teller windows, two drive-up lanes and one drive-up ATM, a night depository, two private offices, safe deposit and loan vaults and a conference room. Adequate parking is available to serve customers.

Pocahontas. First Mid Bank owns a facility located at 103 Park Street, Pocahontas, Illinois. The building is a one-story brick structure with approximately 3,360 square feet of office space. This office space consists of a customer processing room, three private offices and three bank vaults. Adequate parking is available to serve customers.

Maryville. First Mid leases a facility located at 2930 North Center Street, Maryville, Illinois. The office space, comprised of approximately 6,684 square feet, contains four lobby teller windows, including one sit-down teller, two drive-up lanes, one drive-up ATM, a night depository, three private offices, a vault, and a conference room. Adequate customer parking is available to serve customers.

Mansfield. First Mid Bank owns a facility at 1 Jefferson, Mansfield, Illinois. The building is a one-story structure with approximately 3,695 square feet of office space which contains a lobby with teller windows, one drive-up lane, three private offices, a vault, a conference room and a basement used for storage. Customer parking is available adjacent to the building.

Mahomet. First Mid Bank owns a facility located at 504 E. Oak Street, Mahomet, Illinois. The building is a one-story structure with approximately 3,045 square feet of office space which contains a lobby with teller windows, a drive-up lane, an ATM, two private offices, a vault, a conference room and a basement used for storage. Adequate customer parking is available to serve customers.

Weldon. First Mid Bank owns a facility located at Oak and Maple, Weldon, Illinois. The building is a two-story structure with approximately 5,964 square feet of office space which contains a lobby with teller windows, a drive-up lane, four private offices, two vaults, a conference room and a basement used for storage. Offices on the second floor have been leased to a separate entity. Adequate customer parking is available to serve customers.

Checkley (Mattoon). Checkley leases a facility located at 100 Lerna South, Mattoon, Illinois. The office space, comprised of approximately 8,829 square feet, contains ten offices, two conference rooms, a file room and an open work area that can accommodate nine workstations. Adequate parking is available to serve customers.

ITEM 3. LEGAL PROCEEDINGS

Since First Mid Bank acts as a depository of funds, it is named from time to time as a defendant in lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts. Management believes that all such litigation as well as other pending legal proceedings, in which the Company is involved, constitute ordinary routine litigation incidental to the business of the Company and that such litigation will not materially adversely affect the Company’s consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 647 shareholders of record as of December 31, 2006 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2006
4th	$42.00	$40.80
3rd	$42.00	$41.25
2nd	$41.75	$40.00
1st	$42.00	$40.00
2005
4th	$41.50	$40.25
3rd	$42.00	$40.10
2nd	$40.90	$40.00
1st	$41.00	$37.75

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-12-2006	1-08-2007	$.26
4-25-2006	6-15-2006	$.26
12-13-2005	1-09-2006	$.26
4-26-2005	6-15-2005	$.24

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually. The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank. Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities. For further discussion of First Mid Bank’s dividend restrictions, see Item1 - “Business” - “First Mid Bank” - “Dividends” and Note 17 - “Dividend Restrictions” herein. The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2006.

The following table summarizes share repurchase activity for the fourth quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 - October 31, 2006	--	--	--	$4,153,000
November 1, 2006 - November 30, 2006	14,290	$41.55	14,290	$3,559,000
December 1, 2006 - December 31, 2006	30,081	$41.73	30,081	$2,304,000
Total	44,371	$41.67	44,371	$2,304,000

On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company’s common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company’s common stock. In September 2003, the Board of Directors approved the repurchase of $10 million additional shares of the Company’s stock and on April 27, 2004, the Board approved the repurchase of $5 million additional shares of the Company’s common stock. On August 23, 2005, the Board approved the repurchase of $5 million additional shares of the Company’s common stock and on August 22, 2006, the Board approved the repurchase of $5 million additional shares of the Company’s common stock, bringing the aggregate total of purchases authorized on December 31, 2006 to 8%, or $6.2 million, of the Company’s common stock plus $33 million of additional shares.

Subsequently, on February 27, 2007, the Board of Directors approved the repurchase of $5 million additional shares of the Company’s common stock, bringing the aggregate total of purchases authorized to 8%, or $6.2 million, of the Company’s common stock plus $38 million of additional shares.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2006	2005	2004	2003	2002
Summary of Operations
Interest income	$55,556	$44,580	$40,024	$38,938	$41,387
Interest expense	24,712	15,687	11,644	11,896	14,661
Net interest income	30,844	28,893	28,380	27,042	26,726
Provision for loan losses	760	1,091	588	1,000	1,075
Other income	13,380	12,518	11,639	12,255	10,394
Other expense	28,423	25,385	25,139	24,530	24,006
Income before income taxes	15,041	14,935	14,292	13,767	12,039
Income tax expense	5,032	5,128	4,541	4,674	4,005
Net income	$10,009	$9,807	$9,751	$9,093	$8,034
Per Common Share Data (1)
Basic earnings per share	$2.31	$2.22	$2.17	$1.92	$1.60
Diluted earnings per share	2.27	2.16	2.13	1.88	1.58
Dividends per common share	.52	.50	.45	.43	.33
Book value per common share	17.68	16.47	15.53	15.02	13.97
Capital Ratios
Total capital to risk-weighted assets	10.91%	11.87%	11.71%	10.61%	10.35%
Tier 1 capital to risk-weighted assets	10.10%	11.14%	10.94%	9.83%	9.64%
Tier 1 capital to average assets	7.56%	8.55%	7.99%	7.18%	6.62%
Financial Ratios
Net interest margin	3.51%	3.70%	3.75%	3.75%	3.99%
Return on average assets	1.07%	1.18%	1.20%	1.17%	1.11%
Return on average common equity	13.31%	13.64%	14.24%	13.11%	11.82%
Dividend payout ratio	22.51%	22.55%	20.92%	22.57%	20.92%
Average equity to average assets	8.01%	8.64%	8.44%	8.94%	9.36%
Allowance for loan losses as a percent of total loans	0.81%	0.73%	0.77%	0.80%	0.74%
Year End Balances
Total assets	$980,559	$850,573	$826,728	$793,981	$776,240
Net loans	717,692	631,707	590,539	547,647	489,071
Total deposits	770,595	649,069	650,240	614,992	613,452
Total equity	75,786	72,326	69,154	70,595	66,807
Average Balances
Total assets	$938,784	$832,752	$811,061	$776,072	$727,986
Net loans	686,069	606,064	568,271	520,962	479,957
Total deposits	737,344	650,116	638,445	611,982	573,670
Total equity	75,174	71,911	68,459	69,349	67,989

(1)	All share and per share data have been restated to reflect the 3-for-2 stock splits effective July 16, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2006, 2005 and 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in Item 1A of this Annual Report on Form 10-K captioned “Risk Factors” and elsewhere in the filing and the Company’s other filings with the Securities and Exchange Commission.

For the Years Ended December 31, 2006, 2005, and 2004

Overview

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire document. These have an impact on the Company’s financial condition and results of operations.

Net income was $10.01 million, $9.81 million, and $9.75 million and diluted earnings per share was $2.27, $2.16, and $2.13 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in net income in 2006 was primarily the result of higher net interest income and greater non-interest income. The increase in earnings per share in 2006 was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through the Company’s stock buy-back program. During 2006, the Company acquired 172,820 shares for a total investment of $7,152,000. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Return on average assets	1.07%	1.18%	1.20%
Return on average equity	13.31%	13.64%	14.24%
Average equity to average assets	8.01%	8.64%	8.44%

Total assets at December 31, 2006, 2005, and 2004 were $980.6 million, $850.6 million, and $826.7 million, respectively. The increase in net assets was primarily the result of the acquisition of Peoples during the second quarter of 2006. Net loan balances increased to $715.5 million at December 31, 2006, from $631.7 million and $590.5 million at December 31, 2005 and 2004, respectively. The increase in 2006 of $83.8 million or 13.3% was due to the acquisition of $55.8 million of total net loans acquired from Peoples in the second quarter of 2006 and also to an increase in commercial real estate loans. Total deposit balances increased $121.5 million to $770.6 million at December 31, 2006 from $649.1 million at December 31, 2005 and $650.2 million at December 31, 2004. The increase in 2006 was primarily due to the acquisition of $108.1 million of deposits acquired from Mansfield.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.51% for 2006, 3.70% for 2005 and 3.75% for 2004. The decrease in net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. This is primarily due to the inversion of the interest rate yield curve where rates on short-term financial instruments have increased faster than rates on longer-term instruments.

Net interest income increased from $28.4 million in 2004 to $28.9 million in 2005 and to $30.8 million in 2006. This increase was the result of management’s business development efforts that led to higher levels of average interest-earning assets of $756.8 million in 2004, $781.7 million in 2005 and $877.1 million in 2006. This growth offset the factors previously mentioned which led to margin compression and led to higher levels of net interest income. The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts. Management expects these efforts to continue but will not compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth. Non-interest income increased to $13.4 million in 2006 compared to $12.5 million in 2005 and $11.6 million in 2004. The primary reasons for this increase of $.9 million or 6.9% were increases in trust revenues, insurance commissions and ATM and bankcard service fees during 2006 compared to 2005.

Non-interest expenses increased $3 million, to $28.4 million in 2006 compared to $25.4 million in 2005 and $25.1 million in 2004. The primary factor in the increase was due to additional salaries and benefits expense as a result of the acquisition of Mansfield, merit increases for continuing employees and $178,000 of additional compensation expense related to the vesting of stock options recorded in 2006 in accordance with the provisions of SFAS 123R.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2006 vs 005	2005 vs 2004
Net interest income	$1,951	$513
Provision for loan losses	331	(503)
Other income, including securities transactions	862	879
Other expenses	(3,038)	(246)
Income taxes	96	(587)
Increase in net income	$202	$56

Credit quality is an area of importance to the Company and the level of nonperforming loans and net charge-offs remained below peer banks in 2006. Year-end total nonperforming loans did not change materially with $3.7 million at December 31, 2006 compared to $3.5 million at December 31, 2005 and $3.1 million at December 31, 2004. The Company’s provision for loan losses was $760,000 for 2006 compared to $1,091,000 for 2005. During the year, a decline in credit quality of commercial loans of four borrowers secured by business assets and mortgage real estate loans of a single borrower resulted in charges to the allowance for loan losses of $543,000 and accounted for the majority of the provision increase. At December 31, 2006, the composition of the loan portfolio remained similar to 2005. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of December 31, 2006 and 2005.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2006, 2005, and 2004 was 10.10%, 11.14%, and 10.94%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2006, 2005, and 2004 was 10.91%, 11.87%, and 11.71%, respectively. The decrease in 2006 was primarily the result of an increase in risk-weighted assets and a decrease in tier I capital due to the acquisition of Mansfield. This was partially offset by the issuance of trust preferred securities by First Mid-Illinois Statutory Trust II (“Trust II”), which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company. The increase in 2005 was primarily the result of an increase in retained earnings due to the Company’s increase in net income.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at December 31, 2006, 2005 and 2004 were $131.9 million, $117.8 million and $94.2 million, respectively. See Note 12 - “Disclosure of Fair Values of Financial Instruments” and Note 18 - “Commitments and Contingent Liabilities” herein for further information.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses. See “Loan Quality and Allowance for Loan Losses” and Note 1 - “Summary of Significant Accounting Policies” herein for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Mergers and Acquisitions

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield and its wholly-owned subsidiary, Peoples, with locations in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company’s line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples and Peoples merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples ceased to exist and Peoples’ operations were merged into First Mid Bank’s.

The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements. See Note 20 - “Acquisitions” herein for further information.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$628	$31	4.94%	$1,330	$40	3.01%	$4,729	$75	1.59%
Federal funds sold	5,517	276	5.00%	9,184	285	3.10%	8,813	103	1.17%
Investment securities
Taxable	161,351	7,490	4.64%	140,972	5,313	3.77%	143,568	4,860	3.39%
Tax-exempt (1)	17,900	771	4.31%	19,435	871	4.48%	26,814	1,193	4.45%
Loans (2) (3)	691,726	46,988	6.79%	610,781	38,071	6.23%	572,836	33,793	5.90%
Total earning assets	877,122	55,556	6.33%	781,702	44,580	5.70%	756,760	40,024	5.29%
Cash and due from banks	18,974			17,828			18,870
Premises and equipment	16,082			15,115			15,692
Other assets	32,263			22,824			24,304
Allowance for loan losses	(5,657)			(4,717)			(4,565)
Total assets	$938,784			$832,752			$811,061
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$246,035	5,319	2.16%	$229,532	2,975	1.30%	$230,300	1,568	0.68%
Savings deposits	62,279	323	0.52%	59,830	248	0.41%	61,144	236	0.39%
Time deposits	323,283	12,944	4.00%	271,161	8,496	3.13%	261,564	7,318	2.80%
Securities sold under
agreements to repurchase	55,389	2,411	4.35%	57,799	1,496	2.59%	55,645	455	0.82%
FHLB advances	34,063	1,562	4.59%	31,545	1,536	4.87%	27,117	1,484	5.47%
Federal funds purchased	3,432	159	4.63%	874	33	3.78%	218	3	1.38%
Subordinated debentures	17,367	1,315	7.57%	10,310	643	6.24%	8,704	382	4.39%
Other debt	10,611	679	6.40%	5,711	260	4.55%	7,161	198	2.76%
Total interest-bearing
liabilities	752,459	24,712	3.28%	666,762	15,687	2.35%	651,853	11,644	1.79%

Demand deposits	105,747			89,593			85,437
Other liabilities	5,404			4,486			5,312
Stockholders’ equity	75,174			71,911			68,459
Total liabilities & equity	$938,784			$832,752			$811,061

Net interest income		$30,844			$28,893			$28,380

Net interest spread			3.05%			3.35%			3.50%

Impact of non-interest bearing
funds			.46%			.35%			.25%

Net yield on interest-earning
assets			3.51%			3.70%			3.75%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2006 Compared to 2005			2005 Compared to 2004
	Increase - (Decrease)			Increase - (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(9)	$(27)	$18	$(35)	$175	$(210)
Federal funds sold	(9)	(141)	132	182	4	178
Investment securities:
Taxable	2,177	838	1,339	453	(87)	540
Tax-exempt (2)	(100)	(67)	(33)	(322)	(331)	9
Loans (3)	8,917	5,314	3,603	4,278	2,320	1,958
Total interest income	10,976	5,917	5,059	4,556	2,081	2,475

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	2,344	230	2,114	1,407	(5)	1,412
Savings deposits	75	10	65	12	(9)	21
Time deposits	4,448	1,818	2,630	1,178	280	898
Securities sold under
agreements to repurchase	915	(64)	979	1,041	19	1,022
FHLB advances	26	118	(92)	52	159	(107)
Federal funds purchased	126	118	8	30	19	11
Subordinated debentures	672	512	160	261	80	181
Other debt	419	284	135	62	(28)	90
Total interest expense	9,025	3,026	5,999	4,043	515	3,528
Net interest income	$1,951	$2,891	$(940)	$513	$1,566	$(1,053)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $1,951,000, or 6.8% in 2006, compared to an increase of $513,000, or 1.8% in 2005. The increases in net interest income in 2006 and 2005 were primarily due to growth in interest-earning assets primarily composed of loan growth that was offset by an increase in the cost of interest-bearing liabilities.

In 2006, average earning assets increased by $95.4 million, or 12.2%, and average interest-bearing liabilities increased $85.7 million or 12.9% compared with 2005. In 2005, average earning assets increased by $24.9 million, or 3.3%, and average interest-bearing liabilities increased $14.9 million or 2.3% compared with 2004. Changes in average balances are shown below:

➢	Average loans increased by $80.9 million or 13.3% in 2006 compared to 2005. In 2005, average loans increased by $37.9 million or 6.6% compared to 2004.

➢	Average securities increased by $18.8 million or 11.7% in 2006 compared to 2005. In 2005, average securities increased by $10 million or 5.9% compared to 2004.

➢	Average interest-bearing deposits increased by $71.1 million or 12.7% in 2006 compared to 2005. In 2005, average interest-bearing deposits increased by $7.5 million or 1.4% compared to 2004.

➢
Average securities sold under agreements to repurchase decreased by $2.4 million or 4.2% in 2006 compared to 2005. In 2005, average securities sold under agreements to repurchase increased by $2.2 million or 3.9% compared to 2004.

➢	Average borrowings and other debt increased by $17 million or 35% in 2006 compared to 2005. In 2005, average borrowings and other debt increased by $5.2 million or 12% compared to 2004.

➢	The federal funds rate increased to 5.25% at December 31, 2006 from 4.50% at December 31, 2005 and from 2.25% at December 31, 2004.

➢	Net interest margin decreased to 3.51% compared to 3.70% in 2005 and 3.75% in 2004. Asset yields increased by 63 basis points in 2006, while interest-bearing liabilities increased by 149 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2006, 2005 and 2004 were $397,000, $449,000 and $615,000, respectively. The net yield on interest-earning assets (TE) was 3.56% in 2006, 3.75% in 2005 and 3.83% in 2004.

Provision for Loan Losses

The provision for loan losses in 2006 was $760,000 compared to $1,091,000 in 2005 and $588,000 in 2004. Nonperforming loans increased to $3,668,000 at December 31, 2006 from $3,458,000 and $3,106,000 at December 31, 2005 and 2004, respectively. Net charge-offs were $937,000 during 2006, $1,064,000 during 2005, and $393,000 during 2004. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2006	2005	2004	2006	2005
Trust	$2,489	$2,356	$2,254	$133	$102
Brokerage	533	383	428	150	(45)
Insurance commissions	1,689	1,567	1,447	122	120
Service charges	5,308	4,719	4,746	589	(27)
Securities gains	164	373	92	(209)	281
Mortgage banking	394	742	522	(348)	220
Other	2,803	2,378	2,150	425	228
Total other income	$13,380	$12,518	$11,639	$862	$879

Total non-interest income increased to $13,380,000 in 2006 compared to $12,518,000 in 2005 and $11,639,000 in 2004. The primary reasons for the more significant year-to-year changes in other income components are as follows:

➢
Trust revenues increased $133,000 or 5.6% to $2,489,000 in 2006 from $2,356,000 in 2005 and $2,254,000 in 2004. Approximately 50 percent of trust revenue is market value dependent. The increase in trust revenues was the result of new business and an increase in equity prices.

➢	Revenue from brokerage annuity sales increased $150,000 or 39.2% to $533,000 in 2006 from $383,000 in 2005 and $428,000 in 2004 as a result of a greater commissions received on sales of annuities.

➢
Insurance commissions increased $122,000 or 7.8% to $1,689,000 in 2006 from $1,567,000 in 2005 and $1,447,000 in 2004 due to an increase in commissions received on sales of business property and casualty insurance.

➢
Fees from service charges increased $589,000 or 12.5% to $5,308,000 in 2006 from $4,719,000 in 2005 and $4,746,000 in 2004. This was primarily the result of an increase in the number of overdrafts and an increase in the per overdraft fee to $25 from $22.50.

➢
Net securities gains in 2006 were $164,000 compared to net securities gains of $373,000 in 2005, and $92,000 in 2004. Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2006, 2005 and 2004.

➢
Mortgage banking income decreased $348,000 or 46.9% to $394,000 in 2006 from $742,000 in 2005 and $522,000 in 2004. This decrease was due to the decline in volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances are as follows:

➢	$34 million (representing 322 loans) in 2006
➢	$63 million (representing 605 loans) in 2005
➢	$42 million (representing 441 loans) in 2004

➢	Other income increased $425,000 or 17.9% to $2,803,000 in 2006 from $2,378,000 in 2005 and $2,150,000 in 2004. The increase was primarily due to increased ATM service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2006	2005	2004	2006	2005
Salaries and benefits	$15,418	$13,310	$13,626	$2,108	$(316)
Occupancy and equipment	4,797	4,401	4,259	396	142
Amortization of other intangibles	761	568	623	193	(55)
Stationery and supplies	583	522	518	61	4
Legal and professional fees	1,324	1,553	1,173	(229)	380
Marketing and promotion	945	728	771	217	(43)
Other	4,595	4,303	4,169	292	134
Total other expense	$28,423	$25,385	$25,139	$3,038	$246

Total non-interest expense increased to $28,423,000 in 2006 from $25,385,000 in 2005 and $25,139,000 in 2004. The primary reasons for the more significant year-to-year changes in other expense components are as follows:

➢
Salaries and employee benefits, the largest component of other expense, increased $2,108,000 or 15.8% to $15,418,000 in 2006 from $13,310,000 in 2005 and $13,626,000 in 2004. The increase in 2006 was as a result of the acquisition of Mansfield, merit increases for continuing employees and $178,000 of additional compensation expense related to the vesting of stock options recorded in 2006 in accordance with the provisions of SFAS 123R. There were 347 full-time equivalent employees, of which 29 resulted from acquisition of Mansfield, at December 31, 2006 compared to 318 at December 31, 2005 and 317 at December 31, 2004.

➢
Occupancy and equipment expense increased $396,000 or 9.0% to $4,797,000 in 2006 from $4,401,000 in 2005 and $4,259,000 in 2004. These increases were due to an increase in occupancy expenses for Mansfield in 2006, and the new office location of Checkley and the Highland branch facility that were opened in 2005.

➢	Amortization of other intangibles expense increased $193,000 in 2006. This was a result of additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

➢
Other operating expenses increased $292,000 or 6.8% to 4,595,000 in 2006 from $4,303,000 in 2005 and $4,169,000 in 2004. The increase in 2006 resulted from an increase in expenses related to other real estate owned, ATM and debit card fee expense and increased expenses following the acquisition of Mansfield. The increase in 2005 resulted from an increase in expenses related to other real estate owned.

➢
On a net basis, all other categories of operating expenses increased $49,000 or 1.7% to $2,852,000 in 2006 from $2,803,000 in 2005 and $2,462,000 in 2004. The increase in 2006 was primarily due to increased expenses following the acquisition of Mansfield. The increase in 2005 was primarily due to increases in various professional fees.

Income Taxes

Income tax expense amounted to $5,032,000 in 2006 compared to $5,128,000 in 2005 and $4,541,000 in 2004. Effective tax rates were 33.5%, 34.3% and 31.8%, respectively, for 2006, 2005 and 2004. The change in the effective tax rate in 2006 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2004 state income tax return for a greater deduction in enterprise zone interest filed during the first quarter of 2006. This resulted in a $92,000 net reduction in tax expense. Additional reduction in state tax expense for 2006 resulted from an increase in deductible enterprise zone loans.

Analysis of Balance Sheet

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2006	2005	2004	2003	2002
Real estate - mortgage	$510,735	$450,435	$427,154	$390,841	$340,033
Commercial & agricultural	161,085	150,598	137,733	131,609	127,065
Installment	47,017	34,385	30,587	28,932	31,119
Other	4,731	2,715	2,375	1,442	1,647
Total loans	$723,568	$638,133	$597,849	$552,824	$499,864

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

Loan balances increased by $85.4 million or 13.4% from December 31, 2005 to December 31, 2006 primarily as a result of the acquisition of Mansfield which resulted in an increase of approximately $55.8 million and also due to an additional increase in commercial real estate loan balances of $18.1 million. In total commercial real estate loan balances increased to $309.9 million at December 31, 2006 from $282.5 million at December 31, 2005. Loans secured by apartment buildings and hotels comprised the largest percentage of the growth in commercial real estate loans. Balances of loans sold into the secondary market were $34 million in 2006, compared to $63 million in 2005. The balance of real estate loans held for sale, included in the balances shown above, amounted to $2,234,000 and $1,778,000 as of December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had loan concentrations in agricultural industries of $109.7 million, or 15.2%, of outstanding loans and $92.3 million, or 14.5%, at December 31, 2005. In addition, the Company had loan concentrations in the following industries as of December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Operators of non-residential buildings	$31,527	4.36%	$22,446	3.52%
Apartment building owners	37,933	5.24%	40,843	6.40%
Motels, hotels & tourist courts	28,064	3.88%	28,054	4.40%
Subdividers & developers	34,872	4.82%	26,397	4.14%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2006, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less(2)	5 years	5 years	Total
Real estate - mortgage	$147,860	$319,941	$42,934	$510,735
Commercial & agricultural	113,409	44,114	3,562	161,085
Installment	22,734	24,023	260	47,017
Other	973	2,368	1,390	4,731
Total loans	$284,976	$390,446	$48,146	$723,568

(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2006, loans with maturities over one year consisted of $368 million in fixed rate loans and $71 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “renegotiated loans”.

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

	December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$3,639	$3,458	$3,106	$3,296	$2,961

Renegotiated loans which are performing in accordance
with revised terms	29	-	-	35	188

Total nonperforming loans	$3,668	$3,458	$3,106	$3,331	$3,149

At December 31, 2006, $1,229,000 of the nonperforming loans resulted from collateral-dependent loans to two borrowers. The $181,000 increase in nonaccrual loans during the year resulted from the net of $1,642,000 of loans put on nonaccrual status, offset by $127,000 of loans transferred to other real estate owned, $220,000 of loans charged off and $1,114,000 of loans becoming current or paid-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $123,000, $99,000 and $169,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due or earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2006, the Company’s loan portfolio included $109.7 million of loans to borrowers whose businesses are directly related to agriculture. The balance increased $17.4 million from $92.3 million at December 31, 2005. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $28.1 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $31.5 million of loans to operators of non-residential buildings, $37.9 million of loans to apartment building owners and $34.9 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Loan loss experience for the past five years are summarized as follows (dollars in thousands):

	2006	2005	2004	2003	2002
Average loans outstanding, net of unearned income	$691,726	$610,781	$572,836	$525,095	$483,764

Allowance-beginning of year	$4,648	$4,621	$4,426	$3,723	$3,702
Balance added through acquisitions	1,405	-	-	-	-

Charge-offs:
Commercial, financial and agricultural	595	757	436	589	673
Real estate-mortgage	231	122	23	50	200
Installment	142	278	129	139	255
Other	188	130	-	-	-
Total charge-offs	1,156	1,287	588	778	1,128
Recoveries:
Commercial, financial and agricultural	30	75	146	427	12
Real estate-mortgage	8	63	-	15	17
Installment	49	42	49	39	45
Other	132	43	-	-	-
Total recoveries	219	223	195	481	74
Net charge-offs	937	1,064	393	297	1,054

Provision for loan losses	760	1,091	588	1,000	1,075

Allowance-end of year	$5,876	$4,648	$4,621	$4,426	$3,723

Ratio of net charge-offs to average loans	.14%	.17%	.07%	.06%	.22%

Ratio of allowance for loan losses to
loans outstanding (at end of year)	.81%	.73%	.77%	.80%	.74%

Ratio of allowance for loan losses to nonperforming loans	160.2%	134.4%	148.8%	132.9%	118.2%

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

During 2006, the Company had net charge-offs of $937,000 compared to $1,064,000 in 2005 and $393,000 in 2004. During 2006, the Company’s significant charge-offs included $565,000 on commercial loans of five borrowers and $168,000 of commercial and real estate mortgage loans of one borrower. During 2005, the Company’s significant charge-offs included $408,000 on two commercial loans secured by business assets and one secured by commercial real estate. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period. During 2004, significant charge-offs included $118,000 on two commercial loans of a single borrower and $124,000 on two commercial real estate loans of a single borrower. The Company also recovered $85,000 in interest on an agricultural real estate loan that had been charged-off in a prior period and $68,500 on two commercial real estate loans that were previously charged-off.

At December 31, 2006, the allowance for loan losses amounted to $5,876,000, or .81% of total loans, and 160.2% of nonperforming loans. At December 31, 2005, the allowance was $4,648,000, or .73% of total loans, and 134.4% of nonperforming loans. The ratio of the allowance for loan losses to total loans has been consistent over the past five years ranging from .73% to .81%.

The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2006		December 31, 2005		December 31, 2004
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	loans	losses	loans	losses	loans
Real estate-mortgage	$215	70.6%	$134	70.6%	$240	71.4%
Commercial, financial
and agricultural	4,002	22.3%	3,249	23.6%	3,124	23.1%
Installment	382	6.5%	319	5.4%	150	5.1%
Other	26.6%		18.4%		-	.4%
Total allocated	4,625		3,720		3,514
Unallocated	1,251	N/A	928	N/A	1,107	N/A
Allowance at end of
Year	$5,876	100.0%	$4,648	100.0%	$4,621	100.0%

	December 31, 2003		December 31, 2002
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Real estate-mortgage	$219	70.7%	$215	68.1%
Commercial, financial
and agricultural	2,912	23.8%	2,882	25.4%
Installment	154	5.2%	190	6.2%
Other	-	.3%	-	.3%
Total allocated	3,285		3,287
Unallocated	1,141	N/A	436	N/A
Allowance at end of
year	$4,426	100.0%	$3,723	100.0%

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The unallocated allowance represents an estimate of the probable, inherent, but yet undetected, losses in the loan portfolio. It is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management’s estimate to ensure that the overall allowance of loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.

Securities

The Company’s overall investment goal is to maximize earnings while maintaining liquidity in securities having minimal credit risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2006		2005		2004
	Weighted			Weighted		Weighted
	Average			Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities
and obligations of U.S. government
corporations and agencies	$140,924	4.81%	$108,506	3.74%	$92,369	2.81%
Obligations of states and
political subdivisions	16,637	4.17%	16,829	4.54%	25,133	4.54%
Mortgage-backed securities	15,491	4.50%	20,046	4.34%	34,032	3.82%
Other securities	12,505	6.56%	13,083	6.21%	17,817	6.02%
Total securities	$185,557	4.85%	$158,464	4.10%	$169,351	3.61%

At December 31, 2006, the Company’s investment portfolio reflected a decrease in mortgage-backed securities and obligations of states and political subdivisions securities and an increase in U.S. Treasury securities and obligations of U.S. government corporations and agencies. There was also a decrease in other securities. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2006 (dollars in thousands) and the weighted average yield for each range of maturities. Mortgage-backed securities are aged according to their weighted average life. All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$20,841	$85,187	$33,940	$956	$140,924
Obligations of state and
political subdivisions	1,525	5,899	3,955	3,935	15,314
Mortgage-backed securities	553	14,938	-	-	15,491
Other securities	500	-	2,500	9,505	12,505
Total investments	$23,419	$106,024	$40,395	$14,396	$184,234

Weighted average yield	4.76%	4.51%	5.63%	5.79%	4.92%
Full tax-equivalent yield	4.87%	4.61%	5.78%	6.29%	5.07%

Held-to-maturity:
Obligations of state and
political subdivisions	$145	$510	$344	$324	$1,323

Weighted average yield	5.36%	5.55%	5.29%	5.47%	5.44%
Full tax-equivalent yield	7.89%	8.17%	7.63%	8.05%	7.97%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2006.

At December 31, 2006, there were five obligations of states and political subdivisions with a fair value of $1,591,000 and unrealized losses of $12,000, six mortgage-backed securities with a fair value of $13,550,000 and unrealized losses of $332,000, and ten obligations of U.S. government agencies with a fair value of $51,637,000 and unrealized losses of $782,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of December 31, 2006 represents an other than temporary impairment.

Investment securities carried at approximately $158,547,000 and $136,787,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for 2006, 2005 and 2004 (dollars in thousands):

	2006		2005		2004
	Weighted			Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$105,744	-	$89,593	-	$85,437	-
Interest bearing	246,035	2.16%	229,532	1.30%	230,300.68%
Savings	62,279.52%		59,830.41%		61,144.39%
Time deposits	323,283	4.00%	271,161	3.13%	261,564	2.80%
Total average deposits	$737,341	2.52%	$650,116	1.80%	$638,445	1.43%

	December 31,
(dollars in thousands)	2006	2005	2004
High month-end balances of total deposits	$799,002	$677,872	$668,540
Low month-end balances of total deposits	651,392	627,107	620,200

In 2006, the average balance of deposits increased by $87.2 million from 2005. The increase was primarily attributable to deposits acquired in the acquisition of Mansfield and to a promotion run in the first quarter of 2006. Average non-interest bearing deposits increased by $16.1 million, average money market account balances increased by $16.8 million, and consumer CD balances increased by $52.1 million offset by a decline in brokered CD balances. In 2005, the average balance of deposits increased by $11.7 million from 2004. The increase was primarily attributable to growth in interest-bearing deposits, including money market accounts, Club 50 accounts, and time deposit balances (“CD”). Average money market account balances increased by $4.4 million, average balances in the Club 50 accounts increased by $3.9 million, and consumer CD balances increased by $13.2 million, partially offset by a decline in brokered CD balances and public time deposits.

In 2006, the Company’s significant deposits included brokered CDs, time deposits with the State of Illinois, and deposit relationships with two public entities. The Company had six brokered CDs at various maturities with a total balance of $22.4 million as of December 31, 2006. State of Illinois time deposits maintained with the Company totaled $3.1 million as of December 31, 2006. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Three public entities had total balances of $16.7 million in various checking accounts and time deposits as of December 31, 2006. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2006	2005	2004
3 months or less	$38,468	$15,947	$26,916
Over 3 through 6 months	20,004	23,593	17,560
Over 6 through 12 months	45,532	34,944	22,826
Over 12 months	11,896	28,950	48,031
Total	$115,900	$103,434	$115,333

The balance of time deposits of $100,000 or more increased by $12.5 million from December 31, 2005 to December 31, 2006. The increase in balances was primarily attributable to time deposits acquired in the acquisition of Mansfield and to a promotion run in the first quarter of 2006. The balance of time deposits of $100,000 or more decreased by $11.9 million from December 31, 2004 to December 31, 2005. The decrease in balances was primarily attributable to maturing brokered CD and other time deposit balances that were not replaced.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $22.3 million, $38.4 million and $42.1 as of December 31, 2006, 2005 and 2004, respectively. The Company also maintains time deposits for the State of Illinois with balances of $3.1 million, $3.4 million and $4.4 million as of December 31, 2006, 2005 and 2004, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, junior subordinated debentures and loans (short-term or long-term debt) that the Company has outstanding.

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2006	2005	2004
At December 31:
Federal funds purchased	$6,800	$4,000	-
Securities sold under agreements to repurchase	66,693	67,380	$59,835
Federal Home Loan Bank advances:
Overnight	-	12,000	-
Fixed term - due in one year or less	7,000	3,000	17,300
Fixed term - due after one year	13,000	20,000	8,000
Junior subordinated debentures	20,620	10,310	10,310
Debt:
Loans due in one year or less	-	5,500	4,200
Loans due after one year	11,000	-	400
Total	$125,113	$122,190	$100,045
Average interest rate at year end	5.28%	4.27%	2.59%
Maximum Outstanding at Any Month-end
Federal funds purchased	$6,800	$4,000	-
Securities sold under agreements to repurchase	71,516	67,380	$63,517
Federal Home Loan Bank advances:
Overnight	19,500	12,014	7,000
Fixed term - due in one year or less	7,000	20,000	17,300
Fixed term - due after one year	30,000	20,000	25,300
Junior subordinated debentures	20,620	10,310	10,310
Debt:
Loans due in one year or less	4,500	6,200	9,025
Loans due after one year	15,000	200	400
Averages for the Year
Federal funds purchased	$3,432	$874	$218
Securities sold under agreements to repurchase	55,389	57,799	55,645
Federal Home Loan Bank advances:
Overnight	6,622	2,447	997
Fixed term - due in one year or less	6,000	13,575	8,200
Fixed term - due after one year	21,441	15,523	17,920
Junior subordinated debentures	17,367	10,310	8,704
Debt:
Loans due in one year or less	995	5,607	6,746
Loans due after one year	9,616	104	415
Total	$120,862	$106,239	$98,845
Average interest rate during the year	5.07%	3.74%	2.63%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $20 million as follows:

➢	$7 million advance at 4.00% with a 2-year maturity, due April 15, 2007

➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010

➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly

➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At December 31, 2006, outstanding loan balances included $11 million on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.51% as of December 31, 2006) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2006 and 2005.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2006 and 2005 the rate was 8.17% and 6.95%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and convert to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

The Company monitors its interest rate sensitivity position to maintain a balance between rate-sensitive assets and rate-sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company’s asset/liability management committee (ALCO) oversees the interest rate sensitivity position and directs the overall allocation of funds.

In the banking industry, a traditional way to measure potential net interest income exposure to changes in interest rates is through a technique known as “static GAP” analysis which measures the cumulative differences between the amounts of assets and liabilities maturing or repricing at various intervals. By comparing the volumes of interest-bearing assets and liabilities that have contractual maturities and repricing points at various times in the future, management can gain insight into the amount of interest rate risk embedded in the balance sheet.

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2006 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$1,570	$-	$-	$-	$-	$-	$1,570	$1,570
Taxable investment securities	26,490	29,670	14,363	27,212	8,951	62,124	168,810	168,810
Nontaxable investment securities	1,673	1,631	977	2,337	1,488	8,673	16,779	16,801
Loans	316,619	136,204	144,335	66,498	39,726	20,186	723,568	712,857
Total	$346,352	$167,505	$159,675	$96,047	$50,165	$90,983	$910,727	$900,038
Interest-bearing liabilities:
Savings and N.O.W. accounts	$54,242	$10,005	$10,437	$15,187	$15,696	$93,359	$198,926	$198,926
Money market accounts	92,890	1,341	1,378	1,788	1,825	9,645	108,867	108,867
Other time deposits	296,254	21,841	7,940	10,802	4,481	79	341,397	342,810
Short-term borrowings/debt	80,493	-	-	-	-	-	80,493	80,490
Long-term borrowings/debt	-	-	11,000	5,000	23,620	5,000	44,620	44,850
Total	$523,879	$33,187	$30,755	$32,777	$45,622	$121,743	$774,303	$775,943
Rate sensitive assets - rate sensitive liabilities	$(177,527)	$134,318	$128,920	$63,270	$4,543	$(17,100)	$136,424
Cumulative GAP	$(177,527)	$(43,209)	$85,711	$148,981	$153,524	$136,424

Cumulative amounts as % of total rate sensitive assets	-19.5%	14.7%	14.2%	6.9%	0.5%	-1.9%
Cumulative Ratio	-19.5%	-4.7%	9.4%	16.4%	16.9%	15.0%

The static GAP analysis shows that at December 31, 2006, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income. Conversely, future decreases in interest rates could have a positive effect on net interest income. There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company’s net interest income.

Capital Resources

At December 31, 2006, stockholders’ equity increased $3,460,000 or 4.8% to $75,786,000 from $72,326,000 as of December 31, 2005. During 2006, net income contributed $10,009,000 to equity before the payment of dividends to common stockholders of $2,251,000. The change in the market value of available-for-sale investment securities increased stockholders’ equity by $758,000, net of tax. Additional purchases of treasury stock (172,820 shares at an average cost of $41.38 per share) decreased stockholders’ equity by $7,152,000.

Stock Plans

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”). At December 31, 2006, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,629,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,629,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

➢	3,601 common shares during 2006
➢	3,622 common shares during 2005
➢	6,421 common shares during 2004.

First Retirement and Savings Plan

The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985. Employees are eligible to participate in the 401(k) plan after six months of service with the Company. The Company offers common stock as an investment option for participants of the 401(k) plan. The Company issued, pursuant to the 401(k) plan:

➢	2,724 common shares during 2006
➢	8,002 common shares during 2005
➢	8,225 common shares during 2004.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company. All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP. The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company. Of the $2,251,000 in common stock dividends paid during 2006, $757,000 or 33.3% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

➢  During 2006, 18,664 common shares were issued from common stock dividends
➢  During 2005, 17,105 common shares were issued from common stock dividends
➢  During 2004, 39,481 common shares were issued from common stock dividends.

Stock Incentive Plan

In December 1997, the Company established a Stock Incentive Plan (“SI Plan”), intended to provide a means whereby directors and certain officers, consultants and advisors can acquire shares of the Company’s common stock. This SI Plan is more fully described in Note 15. A maximum of 225,000 shares were originally authorized under the SI Plan. In September 2001, the Board of Directors authorized an additional 225,000 shares to be issued and sold under the SI Plan. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term. Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued. The Company has awarded the following stock options:

➢  The Company awarded no options during the years ended December 31, 2006 or 2005
➢  In December 2004, the Company awarded 74,250 options at an option price of $41.00.

Prior to 2006, the Company accounted for the SI Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations. Accordingly, in 2005 and 2004, no stock-based employee compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite service is rendered. As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2006 includes stock option compensation cost of $178,000 and $171,000, respectively, which represents $.04 impact on basic and diluted earnings per share for the year.

Stock Repurchase Program

On August 5, 1998, the Company announced a stock repurchase program of up to 3% of its common stock. In March 2000, the Board of Directors approved the repurchase of an additional 5% of the Company’s common stock. In September 2001, the Board of Directors authorized the repurchase of $3 million additional shares of the authorized common stock and in August 2002, the Board of Directors authorized the repurchase of $5 million additional shares of the Company’s common stock. In September 2003, the Board of Directors approved the repurchase of $10 million additional shares of the Company’s stock. On April 27, 2004, the Board approved the repurchase of $5 million additional shares of the Company’s common stock, on August 23, 2005 the Board approved the repurchase of $5 million additional shares of the Company’s common stock, and on August 22, 2006 the Board approved the repurchase of $5 million additional shares of the Company’s common stock, bringing the aggregate total of purchases authorized on December 31, 2006 to 8%, or $6.2 million, of the Company’s common stock plus $33 million of additional shares.

Subsequently, on February 27, 2007, the Board of Directors approved the repurchase of $5 million additional shares of the Company’s common stock, bringing the aggregate total of purchases authorized to 8%, or $6.2 million, of the Company’s common stock plus $38 million of additional shares.

During 2006, the Company repurchased 172,820 shares (4.0% of common shares) at a total price of $7,152,000. During 2005, the Company repurchased 119,813 shares (2.7% of common shares) at a total price of $4,851,000. Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio. Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles. The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2006, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2006 follows:

	Total Capital	Tier One Capital	Tier One Capital
	to Risk-Weighted	to Risk-Weighted	to Average
	Assets	Assets	Assets
First Mid-Illinois Bancshares, Inc. (Consolidated)	10.91%	10.10%	7.56%
First Mid-Illinois Bank & Trust, N.A.	11.83%	11.01%	8.21%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

➢
First Mid Bank has $22.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $12.5 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2006, the First Mid Bank’s ratios of total capital to risk-weighted assets of 11.83% and Tier 1 capital to total average assets of 8.21% met regulatory requirements.

➢
In addition, the Company has a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company. The Company has an outstanding balance of $11 million as of December 31, 2006 and $11.5 million in available funds. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a term of three years from the date of closing. The interest rate (6.51% as of December 31, 2006) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock.

➢
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2006, the excess collateral at the FHLB could support approximately $102 million of additional advances.

➢	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

➢	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

➢	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

➢	deposit activities, including seasonal demand of private and public funds;

➢	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and

➢	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2006 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$341,397	$296,077	$29,958	$15,283	$79
Debt	31,620	-	11,000	-	20,620
Other borrowings	86,693	73,693	-	8,000	5,000
Operating leases	3,740	378	920	809	1,633
Supplemental retirement liability	796	50	100	100	546
	$464,246	$370,198	$41,978	$24,192	$27,878

For the year ended December 31, 2006, net cash was provided from both operating activities and financing activities ($10.2 million and $8.7 million, respectively), while investing activities used net cash of $16.6 million. Thus, cash and cash equivalents increased by $2.3 million since year-end 2005. Generally, during 2006, the increase in cash balances was due to an increase in borrowings offset by funds used to fund new loans.

For the year ended December 31, 2005, net cash was provided from both operating activities and financing activities ($11.4 million and $15.6 million, respectively), while investing activities used net cash of $31 million. Thus, cash and cash equivalents decreased by $4 million since year-end 2004. Generally, during 2006, cash balances were reduced by funds used to fund new loans offset by an increase in borrowings, primarily Federal Home Loan Bank advances.

The Company has also issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II. See heading “Repurchase Agreements and Other Borrowings” for a more detailed description.

Effects of Inflation

Unlike industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or experience the same magnitude of changes as goods and services, since such prices are affected by inflation. In the current economic environment, liquidity and interest rate adjustments are features of the Company’s assets and liabilities that are important to the maintenance of acceptable performance levels. The Company attempts to maintain a balance between monetary assets and monetary liabilities, over time, to offset these potential effects.

Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FAS 156), “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140.“. FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 to have a material effect on the results of operations or the statement of condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (FAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, FAS 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional disclosures in the notes to the financial statements. The recognition and disclosure provisions of FAS 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. There was no material impact in regard to adoption of the recognition and disclosure provisions of FAS 158. The Company is currently evaluating the impact the adoption of the remaining provisions of FAS 158 will have on its financial reporting and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank. The Company does not currently use derivatives to manage market or interest rate risks. For a discussion of how management of the Company addresses and evaluates interest rate risk see also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity.”

Based on the financial analysis performed as of December 31, 2006, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest	Return On
December 31, 2006	Income	Income	Average Equity
Prime rate is 8.25%	($000)	(%)	2006=13.89%
Prime rate increase of:
200 basis points to 10.25%	$(709)	(3.1)%	(.73)%
100 basis points to 9.25%	(336)	(1.5)%	(.34)%
Prime rate decrease of:
200 basis points to 6.25%	78	0.3%	.08%
100 basis points to 7.25%	(389)	(1.7)%	(.40)%

The following table shows the same analysis performed as of December 31, 2005:

	Increase (Decrease) In
	Net Interest	Net Interest	Return On
December 31, 2005	Income	Income	Average Equity
Prime rate is 7.25%	($000)	(%)	2005=13.79 (%)
Prime rate increase of:
200 basis points to 9.25%	$98	0.5%	.11%
100 basis points to 8.25%	44	0.2%	.05%
Prime rate decrease of:
200 basis points to 5.25%	(639)	(3.1)%	(.70)%
100 basis points to 6.25%	(41)	(0.2)%	(.05)%

First Mid Bank’s Board of Directors has adopted an interest rate risk policy that establishes maximum decreases in the percentage change in net interest margin of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift.

No assurance can be given that the actual net interest income would increase or decrease by such amounts in response to a 100 or 200 basis point increase or decrease in the prime rate because it is also affected by many other factors. The results above are based on one-time “shock” moves and do not take into account any management response or mitigating action.

Interest rate sensitivity analysis is also used to measure the Company’s interest risk by computing estimated changes in the Economic Value of Equity (EVE) of First Mid Bank under various interest rate shocks. EVE is determined by calculating the net present value of each asset and liability category by rate shock. The net differential between assets and liabilities is the Economic Value of Equity. EVE is an expression of the long-term interest rate risk in the balance sheet as a whole. The following tables present, in thousands, First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2006 and December 31, 2005. All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale. First Mid Bank has no trading securities.

		Change in
	Changes In	Economic Value of Equity
	Interest Rates	Amount of	Percent
	(basis points)	Change ($000)	of Change
December 31, 2006	+200 bp	$(18,814)	(16.4)%
	+100 bp	(9,827)	(8.6)%
	-200 bp	(4,514)	(3.9)%
	-100 bp	2,369	2.1%
December 31, 2005	+200 bp	$(9,181)	(8.6)%
	+100 bp	(3,785)	(3.5)%
	-200 bp	(6,194)	(5.8)%
	-100 bp	1,439	1.3%

As indicated above, at December 31, 2006, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase. At December 31, 2006, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of EVE. Actual values may differ from those projections set forth in the table, should market conditions vary from assumptions used in the preparation of the table. Certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in First Mid Bank’s portfolio change in future periods as market rates change. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an interest rate increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2006 and 2005
(In thousands, except share data)	2006	2005
Assets
Cash and due from banks:
Non-interest bearing	$20,266	$19,131
Interest bearing	200	426
Federal funds sold	1,370	-
Cash and cash equivalents	21,836	19,557
Investment securities:
Available-for-sale, at fair value	184,266	155,841
Held-to-maturity, at amortized cost (estimated fair value of
$1,346 and $1,442 at December 31, 2006 and 2005, respectively)	1,323	1,412
Loans held for sale	2,234	1,778
Loans	721,334	636,355
Less allowance for loan losses	(5,876)	(4,648)
Net loans	715,458	631,707
Interest receivable	8,417	6,410
Premises and equipment, net	16,293	15,168
Goodwill, net	17,363	9,034
Intangible assets, net	5,148	2,778
Other assets	8,221	6,888
Total assets	$980,559	$850,573
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$121,405	$95,305
Interest bearing	649,190	553,764
Total deposits	770,595	649,069
Securities sold under agreements to repurchase	66,693	67,380
Interest payable	2,445	1,717
Other borrowings	37,800	44,500
Junior subordinated debentures	20,620	10,310
Other liabilities	6,620	5,271
Total liabilities	904,773	778,247
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 5,701,924 shares in 2006 and 5,633,621 shares in 2005	22,808	22,534
Additional paid-in capital	21,261	19,439
Retained earnings	68,625	60,867
Deferred compensation	2,629	2,440
Accumulated other comprehensive income (loss)	19	(739)
Less treasury stock at cost, 1,414,179 shares
in 2006 and 1,241,359 shares in 2005	(39,556)	(32,215)
Total stockholders’ equity	75,786	72,326
Total liabilities and stockholders’ equity	$980,559	$850,573

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)	2006	2005	2004
Interest income:
Interest and fees on loans	$46,988	$38,071	$33,793
Interest on investment securities:
Taxable	7,490	5,313	4,860
Exempt from federal income tax	771	871	1,193
Interest on federal funds sold	276	285	103
Interest on deposits with other financial institutions	31	40	75
Total interest income	55,556	44,580	40,024
Interest expense:
Interest on deposits	18,586	11,719	9,122
Interest on securities sold under agreements
to repurchase	2,411	1,496	455
Interest on FHLB advances	1,562	1,536	1,484
Interest on federal funds purchased	159	33	3
Interest on subordinated debt	1,315	643	382
Interest on other debt	679	260	198
Total interest expense	24,712	15,687	11,644
Net interest income	30,844	28,893	28,380
Provision for loan losses	760	1,091	588
Net interest income after provision for loan losses	30,084	27,802	27,792
Other income:
Trust revenues	2,489	2,356	2,254
Brokerage commissions	533	383	428
Insurance commissions	1,689	1,567	1,447
Service charges	5,308	4,719	4,746
Gains on sales of securities, net	164	373	92
Mortgage banking revenue, net	394	742	522
Other	2,803	2,378	2,150
Total other income	13,380	12,518	11,639
Other expense:
Salaries and employee benefits	15,418	13,310	13,626
Net occupancy and equipment expense	4,797	4,401	4,259
Amortization of other intangible assets	761	568	623
Stationery and supplies	583	522	518
Legal and professional	1,324	1,553	1,173
Marketing and promotion	945	728	771
Other	4,595	4,303	4,169
Total other expense	28,423	25,385	25,139
Income before income taxes	15,041	14,935	14,292
Income taxes	5,032	5,128	4,541
Net income	$10,009	$9,807	$9,751
Per common share data:
Basic earnings per share	$2.31	$2.22	$2.17
Diluted earnings per share	2.27	2.16	2.13
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2006, 2005 and 2004					Accumulated
(In thousands, except share and per share data)		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss )	Stock	Total
December 31, 2003	$14,672	$15,960	$52,942	$1,881	$1,581	$(16,441)	$70,595
Comprehensive income:
Net income	-	-	9,751	-	-	-	9,751
Net unrealized change in available-for-sale investment securities	-	-	-	-	(958)	-	(958)
Total Comprehensive Income							8,793
Cash dividends on common stock ($.45 per share)	-	-	(2,023)	-	-	-	(2,023)
Issuance of 39,481 common shares pursuant to the Dividend Reinvestment Plan	105	1,143	-	-	-	-	1,248
Issuance of 6,421 common shares pursuant to the Deferred Compensation Plan	20	188	-	-	-	-	208
Issuance of 8,225 common shares pursuant to the First Retirement & Savings Plan	29	240	-	-	-	-	269
Purchase of 319,618 treasury shares	-	-	-	-	-	(10,365)	(10,365)
Deferred compensation	-	-	-	287	-	(287)	-
Tax benefit related to deferred compensation distributions	-	-	-	36	-	-	36
Issuance of 22,937 common shares pursuant to the exercise of stock options	79	246	-	-	-	-	325
Tax benefit related to exercise of incentive stock options	-	58	-	-	-	-	58
Tax benefit related to exercise of non-qualified stock options	-	10	-	-	-	-	10
3-for-2 stock split in the form of 50% stock dividend	7,411	-	(7,411)	-	-	-	-
December 31, 2004	$22,316	$17,845	$53,259	$2,204	$623	$(27,093)	$69,154
Comprehensive income:
Net income	-	-	9,807	-	-	-	9,807
Net unrealized change in available-for-sale investment securities	-	-	-	-	(1,362)	-	(1,362)
Total Comprehensive Income							8,445
Cash dividends on common stock ($.50 per share)	-	-	(2,199)	-	-	-	(2,199)
Issuance of 17,105 common shares pursuant to the Dividend Reinvestment Plan	68	631	-	-	-	-	699
Issuance of 3,622 common shares pursuant to the Deferred Compensation Plan	14	133	-	-	-	-	147
Issuance of 8,001 common shares pursuant to the First Retirement & Savings Plan	32	292	-	-	-	-	324
Purchase of 119,813 treasury shares	-	-	-	-	-	(4,851)	(4,851)
Deferred compensation	-	-	-	271	-	(271)	-
Tax benefit related to deferred compensation distributions	-	52	-	(35)	-	-	17
Issuance of 25,996 common shares pursuant to the exercise of stock options	104	363	-	-	-	-	467
Tax benefit related to exercise of incentive stock options	-	115	-	-	-	-	115
Tax benefit related to exercise of non-qualified stock options	-	8	-	-	-	-	8
December 31, 2005	$22,534	$19,439	$60,867	$2,440	$(739)	$(32,215)	$72,326

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2006, 2005 and 2004					Accumulated
(In thousands, except share and per share data)		Additional			Other
Common		Paid-In-	Retained	Deferred	Comprehensive		Treasury
Stock		Capital	Earnings	Compensation	Income (Loss	)	Stock	Total
December 31, 2005	$22,534	$19,439	$60,867	$2,440	$(739)		$(32,215)	$72,326
Comprehensive income:
Net income	-	-	10,009	-	-		-	10,009
Net unrealized change in available-for-sale investment securities	-	-	-	-	758		-	758
Total Comprehensive Income								10,767
Cash dividends on common stock ($.52 per share)	-	-	(2,251)	-	-		-	(2,251)
Issuance of 18,664 common shares pursuant to the Dividend Reinvestment Plan	75	682	-	-	-		-	757
Issuance of 3,601 common shares pursuant to the Deferred Compensation Plan	15	132	-	-	-		-	147
Issuance of 2,724 common shares pursuant to the First Retirement & Savings Plan	11	102	-	-	-		-	113
Purchase of 172,820 treasury shares	-	-	-	-	-		(7,152)	(7,152)
Deferred compensation	-	-	-	189	-		(189)	-
Tax benefit related to deferred compensation distributions	-	7	-	-	-		-	7
Issuance of 43,314 common shares pursuant to the exercise of stock options	173	571	-	-	-		-	744
Tax benefit related to exercise of incentive stock options	-	52	-	-	-		-	52
Tax benefit related to exercise of non-qualified stock options	-	98	-	-	-		-	98
Vested stock options compensation expense	-	178	-	-	-		-	178
December 31, 2006	$22,808	$21,261	$68,625	$2,629	$19		$(39,556)	$75,786

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(In thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$10,009	$9,807	$9,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	760	1,091	588
Depreciation, amortization and accretion, net	1,670	1,489	2,450
Compensation expense for vested stock options	178	-	-
Gain on sales of securities, net	(164)	(373)	(92)
Loss on sales of other real property owned, net	32	236	76
Gain on sales of loans held for sale, net	(452)	(845)	(595)
Deferred income taxes	340	238	178
(Increase) decrease in accrued interest receivable	(888)	(1,005)	165
Increase in accrued interest payable	479	211	278
Origination of loans held for sale	(34,519)	(62,278)	(44,019)
Proceeds from sales of loans held for sale	34,515	64,034	42,675
Decrease (increase) in other assets	(2,698)	(612)	794
(Decrease) increase in other liabilities	989	(582)	(1,068)
Net cash provided by operating activities	10,251	11,411	11,181
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	21,927	45,819	5,137
Proceeds from maturities of securities available-for-sale	63,875	96,189	96,442
Proceeds from maturities of securities held-to-maturity	176	140	125
Purchases of securities available-for-sale	(59,481)	(130,069)	(95,502)
Purchases of securities held-to-maturity	-	(264)	-
Net increase in loans	(30,146)	(42,259)	(43,479)
Purchases of premises and equipment	(1,272)	(1,416)	(889)
Proceeds from sales of other real property owned	338	822	924
Payment related to acquisition, net of cash and cash equivalents acquired	(12,062)	-	-
Net cash used in investing activities	(16,645)	(31,038)	(37,242)
Cash flows from financing activities:
Net increase (decrease) in deposits	13,412	(1,171)	35,248
Increase in federal funds purchased	2,800	4,000	-
(Decrease) increase in repurchase agreements	(687)	7,545	(40)
Decrease in short-term FHLB advances	(25,000)	(2,300)	(5,000)
Proceeds from long-term FHLB advances	15,000	12,000	-
Repayment of long-term FHLB advances	(5,000)	-	-
Proceeds from (Repayment of) short-term debt	(5,500)	900	(5,025)
Proceeds from long-term debt	15,500	-	-
Repayment of long-term debt	(4,500)	-	-
Issuance of junior subordinated debentures	10,310	-	10,000
Proceeds from issuance of common stock	1,004	938	802
Purchase of treasury stock	(7,152)	(4,851)	(10,365)
Dividends paid on common stock	(1,514)	(1,431)	(954)
Net cash provided by financing activities	8,673	15,630	24,666
Increase (decrease) in cash and cash equivalents	2,279	(3,997)	(1,395)
Cash and cash equivalents at beginning of year	19,557	23,554	24,949
Cash and cash equivalents at end of year	$21,836	$19,557	$23,554
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$23,984	$15,476	$11,366
Income taxes	4,851	5,115	4,658
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$1,342	$454	$1,250
Dividends reinvested in common shares	757	699	1,248
Net tax benefit related to option and deferred compensation plans	157	140	104
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(Table dollar amounts in thousands, except share data)

Note 1 - Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. (“Checkley”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2006 presentation and there was no impact on net income or stockholders’ equity from these reclassifications. The Company operates as a one-segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading. Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity. Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company’s overall asset and liability strategy. Trading securities are those securities bought and held principally for the purpose of selling them in the near term. The Company had no securities designated as trading during 2006, 2005 or 2004.

Held-to-maturity securities are recorded at cost adjusted for amortization of premiums and accretion of discounts to the earlier of the call date or maturity date using the interest method.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from income and reported as a separate component of stockholders’ equity. If a decrease in the fair value of a security is expected to be other than temporary, then the security is written down to its fair value through a charge to income and a new cost basis is established for the security.

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

The Company’s policy is to discontinue the accrual of interest income on any loan that becomes ninety days past due as to principal or interest or earlier when, in the opinion of management there is reasonable doubt as to the timely collection of principal or interest. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectibility of interest or principal.

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

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. The amount of the impairment is measured based on the fair value of the collateral, if the loan is collateral dependent, or alternatively, at the present value of expected future cash flows discounted at the loan’s effective interest rate. Certain homogeneous loans such as residential real estate mortgage and installment loans are excluded from the impaired loan provisions. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

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

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries. Fees from trust activities are recorded on an cash basis over the period in which the service is provided. Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Wealth Management department of First Mid Bank. This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes. Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred. The Company manages or administers 1,190 accounts with assets totaling approximately $431,640,000.

Stock Split

On July 16, 2004, the Company effected a three-for-two stock split in the form of a 50% stock dividend. Par value remained at $4 per share. The stock split increased the Company’s outstanding common shares from 2,981,539 to 4,472,309 shares. All share and per share amounts have been restated for years prior to 2004 to give retroactive recognition to the stock split.

Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

Stock Options

The Company has a stock-based compensation plan, which is described more fully in Note 15. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations. Accordingly, in 2005 and 2004, no stock-based employee compensation cost was recognized in the Statements of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled. Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite service is rendered. As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2006 includes stock option compensation cost of $178,000 and $171,000, respectively, which represents $.04 impact on basic and diluted earnings per share for the year.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the years ended December 31, 2005 and 2004.

	2005	2004

Net income, as reported	$9,807	$9,751
Stock-based compensation expense determined under
fair-value-based method, net of related tax effect	(333)	(347)
Pro forma net income	$9,474	$9,404

Basic Earnings Per Share:
As reported	$2.22	$2.17
Pro forma	2.14	2.09
Diluted Earnings Per Share:
As reported	$2.16	$2.13
Pro forma	2.08	2.05

Comprehensive Income

The Company’s comprehensive income for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Net income	$10,009	$9,807	$9,751
Other comprehensive gain (loss):
Unrealized gains (losses) during the year	1,407	(1,859)	(1,478)
Reclassification adjustment for net
gains realized in net income	(164)	(373)	(92)
Tax effect	(485)	870	612
Total other comprehensive gain (loss)	758	(1,362)	(958)
Comprehensive income	$10,767	$8,445	$8,793

Note 2 - Earnings Per Share

Basic Earnings per Share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is computed by using the weighted average number of common shares outstanding, increased by the assumed conversion of stock options, if not anti-dilutive. The components of basic and diluted earnings per common share for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Basic Earnings per Share:
Net income available to common stockholders	$10,009,000	$9,807,000	$9,751,000
Weighted average common shares outstanding	4,340,215	4,423,186	4,499,092
Basic earnings per common share	$2.31	$2.22	$2.17
Diluted Earnings per Share:
Net income available to common stockholders	$10,009,000	$9,807,000	$9,751,000
Weighted average common shares outstanding	4,340,215	4,423,186	4,499,092
Assumed conversion of stock options	71,304	124,481	88,967
Diluted weighted average common shares outstanding	4,411,519	4,547,667	4,588,059
Diluted earnings per common share	$2.27	$2.16	$2.13

Note 3 - Cash and Due from Banks

Aggregate cash and due from bank balances of $802,000 at December 31, 2005, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank. No cash and due from bank balance was required to be maintained at the Federal Reserve Bank on December 31, 2006 based upon First Mid Bank’s account activity.

Note 4 - Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2006 and 2005 were as follows:

	Gross		Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2006
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$140,924	$545	$(836)	$140,633
Obligations of states and political subdivisions	15,314	161	(19)	15,456
Mortgage-backed securities	15,491	23	(331)	15,183
Federal Home Loan Bank stock	3,727	-	-	3,727
Other securities	8,778	489	-	9,267
Total available-for-sale	$184,234	$1,218	$(1,186)	$184,266
Held-to-maturity:
Obligations of states and political subdivisions	$1,323	$23	$-	$1,346
2005
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$108,506	$31	$(1,500)	$107,037
Obligations of states and political subdivisions	15,417	239	(50)	15,606
Mortgage-backed securities	20,046	25	(442)	19,629
Federal Home Loan Bank stock	5,557	-	-	5,557
Other securities	7,526	486	-	8,012
Total available-for-sale	$157,052	$781	$(1,992)	$155,841
Held-to-maturity:
Obligations of states and political subdivisions	$1,412	$30	$-	$1,442

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Proceeds from sales	$21,927	$45,819	$5,137
Gross gains	165	402	92
Gross losses	1	29	-
Income tax expense	57	132	32

With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2006 or 2005.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2006 and 2005:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,877	$(54)	$51,637	$(782)	$77,514	$(836)
Obligations of states and political subdivisions	1,325	(7)	1,591	(12)	2,916	(19)
Mortgage-backed securities	-	-	13,550	(331)	13,550	(331)
Total	$27,202	$(61)	$66,778	$(1,125)	$93,980	$(1,186)

December 31, 2005:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$42,377	$(390)	$53,798	$(1,110)	$96,175	$(1,500)
Obligations of states and political subdivisions	2,998	(50)	-	-	2,998	(50)
Mortgage-backed securities	10,268	(264)	8,146	(178)	18,414	(442)
Total	$55,643	$(704)	$61,944	$(1,288)	$117,587	$(1,992)

Management does not believe any individual unrealized loss as of December 31, 2006 or 2005 represents an other than temporary impairment.

At December 31, 2006, the unrealized losses reported for U.S. agency securities relate to ten securities issued by Federal Home Loan Bank. These unrealized losses are primarily attributable to changes in interest rates and individually were 2.7% or less of their respective amortized cost basis. The unrealized losses reported for obligations of states and political subdivisions relate primarily to five securities issued by two municipalities. These unrealized losses are also primarily attributable to changes in interest rates and individually were 1.4% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to six securities issued by FHLMC and FNMA. These unrealized losses are also primarily attributable to changes in interest rates and individually were 3.6% or less of their respective amortized cost basis.

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

Maturities of investment securities were as follows at December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$22,866	$22,801
Due after one-five years	91,086	90,694
Due after five-ten years	40,395	40,653
Due after ten years	14,396	14,935
	168,743	169,083
Mortgage-backed securities	15,491	15,183
Total available-for-sale	$184,234	$184,266

Held-to-maturity:
Due in one year or less	$145	$145
Due after one-five years	510	524
Due after five-ten years	344	349
Due after ten-years	324	327
Total held-to-maturity	$1,323	$1,345
Total investment securities	$185,557	$185,611

Investment securities of approximately $158,547,000 and $136,787,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Note 5 - Loans

A summary of loans at December 31, 2006 and 2005 follows:

	2006	2005
Commercial, financial and agricultural	$161,088	$150,596
Real estate mortgage	510,735	450,435
Installment	47,017	34,384
Other	4,731	2,715
Total gross loans	723,571	638,130
Less unearned discount	3	3
Net loans	$723,568	$638,133

The real estate mortgage loan balance in the above table includes loans held for sale of $2,234,000 and $1,778,000 at December 31, 2006 and 2005, respectively.

The aggregate principal balances of nonaccrual, past due ninety days or more and renegotiated loans were $3,668,000 and $3,458,000 at December 31, 2006 and 2005, respectively. Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $123,000, $99,000 and $169,000 in 2006, 2005 and 2004, respectively.

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

The following table presents information on impaired loans at December 31, 2006 and 2005:

	2006	2005
Impaired loans for which a specific allowance has
been provided	$657	$500
Impaired loans for which no specific allowance has
been provided	3,011	2,958
Total loans determined to be impaired	$3,668	$3,458
Allowance on impaired loans	$82	$110

	For the year ended December 31,
	2006	2005
Average recorded investment in impaired loans	$3,468	$3,577
Cash basis interest income recognized from
impaired loans	332	212

Most of the Company’s business activities are with customers located within east central Illinois. At December 31, 2006 and 2005, the Company’s loan portfolio included approximately $109,734,000 and $92,381,000, respectively, of loans to borrowers directly related to the agricultural industry.

Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans at December 31, 2006 and 2005 were approximately $5,984,000 and $7,605,000, respectively.

Note 6 - Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance, beginning of year	$4,648	$4,621	$4,426
Balance added through acquisition	1,405	-	-
Provision for loan losses	760	1,091	588
Recoveries	219	223	195
Charge-offs	(1,156)	(1,287)	(588)
Balance, end of year	$5,876	$4,648	$4,621

Note 7 - Premises and Equipment, Net

Premises and equipment at December 31, 2006 and 2005 consisted of:

	2006	2005
Land	$3,524	$3,364
Buildings and improvements	16,365	15,037
Furniture and equipment	11,089	10,782
Leasehold improvements	1,323	1,293
Construction in progress	28	84
Subtotal	32,329	30,559
Accumulated depreciation and amortization	16,036	15,392
Total	$16,293	$15,168

Depreciation and amortization expense was $1,612,000, $1,475,000 and $1,721,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8 - Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.

The changes in carrying amount of goodwill for the years ended December 31, 2006 and 2005 were:

	2006	2005
Balance as of January 1	$12,794	$12,794
Goodwill acquired during the year	8,329	-
Balance as of December 31	$21,123	$12,794

The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2006 and 2005:

	2006		2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$21,123	$3,760	$12,794	$3,760
Intangibles from branch acquisition	3,015	1,961	3,015	1,760
Core deposit intangibles	5,936	2,810	2,805	2,440
Customer list intangibles	1,904	936	1,904	746
Mortgage servicing rights	608	608	608	608
	$32,586	$10,075	$21,126	$9,314

Total amortization expense for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Intangibles from branch acquisitions	$201	$201	$201
Core deposit intangibles	370	161	190
Mortgage servicing rights	-	15	41
Customer list intangibles	190	191	191
	$761	$568	$623

Estimated amortization expense for each of the five succeeding years is shown in the table below:

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2006 and 2005, and determined, as of each of these dates, that goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 9 - Deposits

As of December 31, 2006 and 2005, deposits consisted of the following:

	2006	2005
Demand deposits:
Non-interest bearing	$121,405	$95,305
Interest-bearing	140,038	144,597
Savings	58,888	55,545
Money market	108,867	82,838
Time deposits	341,397	270,784
Total deposits	$770,595	$649,069

Total interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Interest-bearing demand	$1,786	$1,314	$759
Savings	270	212	203
Money market	3,534	1,660	809
Time deposits	12,996	8,533	7,351
Total	$18,586	$11,719	$9,122

As of December 31, 2006, 2005 and 2004, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2006	2005	2004
Outstanding	$115,900	$103,434	$115,333
Interest expense for the year	5,259	3,579	2,956

The following table shows the amount of maturities for all time deposits as of December 31, 2006:

Less than 1 year	$296,077
1 year to 2 years	21,977
2 years to 3 years	7,981
3 years to 4 years	10,802
4 years to 5 years	4,481
Over 5 years	79
Total	$341,397

In 2006, the Company’s significant deposits included brokered CDs, time deposits with the State of Illinois, and deposit relationships with two public entities. The Company had six brokered CDs at various maturities with a total balance of $22.4 million as of December 31, 2006. State of Illinois time deposits maintained with the Company totaled $3.1 million as of December 31, 2006. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Three public entities had total balances of $16.7 million in various checking accounts and time deposits as of December 31, 2006. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 10 - Borrowings

As of December 31, 2006 and 2005 borrowings consisted of the following:

	2006	2005
Federal funds purchased	$6,800	$4,000
Securities sold under agreements to repurchase	66,693	67,380
Federal Home Loan Bank advances:
Overnight advances	-	12,000
Fixed-term advances	20,000	23,000
Subordinated debentures	20,620	10,310
Other debt:
Loans due in one year or less	-	5,500
Loans due after one year	11,000	-
Total	$125,113	$122,190

Aggregate annual maturities of long-term borrowings at December 31, 2006, are:

2007	$7,000
2008	-
2009	11,000
2010	5,000
2011	3,000
Thereafter	25,620
$51,620

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. The fixed term advances consist of $20 million as follows:

➢	$7 million advance at 4.00% with a 2-year maturity, due April 15, 2007

➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010

➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011, callable quarterly.

➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

	2006	2005	2004
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$71,516	$67,380	$63,517
Average amount outstanding for the year	55,389	57,799	55,645

First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($250,000 on December 31, 2006) from the FHLB. The securities underlying the repurchase agreements are under the Company’s control.

The Company had debt outstanding of $11 million as of December 31, 2006, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.51% as of December 31, 2006) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2006 and 2005.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2006 and 2005 the rate was 8.17% and 6.95%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Note 11 - Regulatory Capital

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Federal Reserve Board. First Mid Bank follows similar minimum regulatory requirements established for national banks by the OCC. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that all capital adequacy requirements have been met.

As of December 31, 2006 and 2005, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table. At December 31, 2006, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total Capital
(to risk-weighted assets)
Company	$79,132	10.91%	$58,019	>8.00%	N/A	N/A
First Mid Bank	85,008	11.83	57,492	> 8.00	$71,866	>10.00%

Tier 1 Capital
(to risk-weighted assets)
Company	73,256	10.10	29,009	> 4.00	N/A	N/A
First Mid Bank	79,132	11.01	28,746	> 4.00	43,119	> 6.00

Tier 1 Capital
(to average assets)
Company	73,256	7.56	38,754	> 4.00	N/A	N/A
First Mid Bank	79,132	8.21	38,549	> 4.00	48,187	> 5.00
December 31, 2005
Total Capital
(to risk-weighted assets)
Company	$75,901	11.87%	$51,163	>8.00%	N/A	N/A
First Mid Bank	73,913	11.66	50,726	> 8.00	$63,407	>10.00%

Tier 1 Capital
(to risk-weighted assets)
Company	71,253	11.14	25,581	> 4.00	N/A	N/A
First Mid Bank	69,265	10.92	25,363	> 4.00	38,044	> 6.00

Tier 1 Capital
(to average assets)
Company	71,253	8.55	33,330	> 4.00	N/A	N/A
First Mid Bank	69,265	8.36	33,152	> 4.00	41,440	> 5.00

 Note 12 - Disclosure of Fair Values of Financial Instruments

The Company has determined estimated fair values using the best available information and an estimation methodology suitable for each category of financial instrument. The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2006 and 2005 were as follows:

Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$21,863	$21,863	$19,557	$19,557
Investments available-for-sale	184,266	184,266	155,841	155,841
Investments held-to-maturity	1,323	1,346	1,412	1,442

Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with stated maturities	$341,397	$342,810	$270,784	$270,380
Federal funds purchased	6,800	6,800	4,000	4,000
Securities sold under agreements
to repurchase	66,693	66,715	67,380	67,393
Federal Home Loan Bank advances	20,000	20,205	35,000	35,186

Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with no stated maturity	$429,198	$429,198	$378,285	$378,285
Floating rate debt	11,000	11,000	5,500	5,500
Junior subordinated debentures	20,620	20,620	10,310	10,310

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

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Net loan portfolio (including loans held for sale)	$717,692	$712,857	$633,485	$623,882

Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.

Note 13—Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”). At December 31, 2006, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,629,000 as treasury stock. The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,629,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements. The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. During 2006 and 2005 the Company issued 3,601 common shares and 3,622 common shares, respectively, pursuant to the DCP.

Note 14 - Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant. Employee contributions are limited to the 402(g) limit of compensation. The total expense for the plan amounted to $637,000, $591,000 and $570,000 in 2006, 2005 and 2004, respectively. The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and to one current senior officer. Total expense under these two agreements amounted to $82,000, $75,000 and $610,000 in 2006, 2005 and 2004, respectively. The current liability recorded for these two agreements was $796,000 and $768,000, as of December 31, 2006 and 2005, respectively. During the fourth quarter of 2004, the Company revised its estimate for supplemental retirement benefits and made a non-recurring entry of $528,000 to reflect the change in the estimate.

Note 15 - Stock Option Plan

The Company maintains a Stock Incentive Plan (“SI Plan”) intended to provide a means whereby directors and certain officers, consultants and advisors can acquire shares of the Company’s common stock. The Company believes that such awards better align the interest of its employees and directors with its stockholders. A maximum of 450,000 shares have been authorized under the SI Plan. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term. Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted during 2006 or 2005. The following assumptions were used in estimating the fair value for options granted in 2004. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2004
Average expected volatility	17.2%
Average expected dividend yield	1.3%
Average expected term	5.2 yrs
Average risk-free interest rate	3.51%

The total compensation cost recognized in the income statement for 2006 was $178,000 with a related tax benefit of $7,000. There was no compensation cost recorded for stock options for 2005 or 2004.

A summary of option activity under the SI Plan as of December 31, 2006, 2005 and 2004, and changes during the years then ended is presented below:

	2006
	Weighted-Average	Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	325,035	$24.21
Granted	-	-
Exercised	(43,312)	17.19
Forfeited or expired	(5,063)	33.86
Outstanding, end of year	276,660	$25.13	5.83	$4,348,000
Exercisable, end of year	204,285	$22.03	4.11	$3,841,000

	2005
	Weighted-Average	Weighed-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	356,656	$23.86
Granted	-	-
Exercised	(25,996)	17.97
Forfeited or expired	(5,625)	30.93
Outstanding, end of year	325,035	$24.21	6.49	$5,343,000
Exercisable, end of year	197,724	$19.73	5.53	$4,126,000

	2004
	Weighted-Average	Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	305,343	$18.97
Granted	74,250	41.00
Exercised	(22,937)	16.70
Forfeited or expired	-	-
Outstanding, end of year	356,656	$23.86	7.45	$5,265,179
Exercisable, end of year	176,380	$19.33	6.25	$3,353,588

The weighted-average grant-date fair value of options granted during the year 2004 was $7.81. There were no options granted during the years 2006 or 2005. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1,042,000, $587,000, and $479,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan as of December 31, 2006, 2005 and 2004, and changes during the years then ended, is presented below:

	2006		2005		2004
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	127,311	$2.97	180,276	$6.00	165,464	$4.73
Granted	-	-	-	-	74,250	8.57
Vested	(49,873)	5.75	(47,340)	4.58	(59,438)	4.78
Forfeited	(5,063)	6.04	(5,625)	6.91	-	-
Unvested, end of year	72,375	$5.83	127,311	$6.49	180,276	$6.00

As of December 31, 2006, there was $116,000 of total unrecognized compensation cost related to unvested options granted under the SI Plan. That cost is expected to be recognized over a weighted-average period of three years. The total fair value of shares subject to options that vested during the years ended December 31, 2006, 2005, and 2004, was $287,000, $217,000, and $284,000, respectively.

The following table summarizes information about stock options under the SI plan outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $16.00	63,002	2.97	$14.05	63,002	$14.05
$16.00 to $40.00	146,439	6.09	$22.62	110,346	$21.26
Above $40.00	67,219	7.96	$41.00	30,937	$41.00
	276,660	5.83	$25.13	204,285	$22.03

Note 16 - Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Current
Federal	$4,435	$4,337	$3,644
State	257	553	719
Total Current	4,692	4,890	4,363
Deferred
Federal	299	198	156
State	41	40	22
Total Deferred	340	238	178
Total	$5,032	$5,128	$4,541

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes). During 2006, 2005 and 2004, the Company was in a graduated tax rate position. The principal reasons for the difference are as follows:

	2006	2005	2004
Expected income taxes	$5,264	$5,227	$5,002
Effects of:
Tax-exempt income	(434)	(433)	(530)
Nondeductible interest expense	45	34	32
State taxes, net of federal taxes	194	385	487
Other items	64	14	(350)
Effect of marginal tax rate	(101)	(99)	(100)
Total	$5,032	$5,128	$4,541

The Company reduced its accrual for taxes in 2004 by $355,000 based upon management’s best estimate of future tax liability. There was no such reduction to the 2006 or 2005 accruals. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,226	$1,808
Available-for-sale investment securities	-	472
Deferred compensation	833	759
Supplemental retirement	314	299
Depreciation	51	103
Other	136	79
Total gross deferred tax assets	$3,560	$3,520
Deferred tax liabilities:
Deferred loan costs	$121	$140
Goodwill	637	503
Prepaid expenses	106	115
FHLB stock dividend	331	510
Core deposit premium amortization	176	115
Purchase accounting	805	44
Accumulated accretion	193	67
Other	36	59
Available-for-sale investment securities	12	-
Total gross deferred tax liabilities	$2,417	$1,553
Net deferred tax assets	$1,143	$1,967

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2006 and 2005 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 17 - Dividend Restrictions

Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company. At December 31, 2006, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $3.7 million. The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005 are as follows:

	2006	2005
Unused commitments including lines of credit:
Commercial real estate	$32,197	$28,745
Commercial operating	50,453	46,012
Home Equity	17,021	16,160
Other	26,971	23,178
Total	$126,642	$114,095

Standby letters of credit	$5,244	$3,694

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties. Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2006 and 2005. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 19—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries. These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $16,091,000 and $17,352,000 at December 31, 2006 and 2005, respectively.

Activity during 2006 was as follows:

Balance at December 31, 2005	$17,352
New loans	808
Loan repayments	(2,069)
Balance at December 31, 2006	$16,091

Deposits from related parties held by First Mid Bank at December 31, 2006 and 2005 totaled $6,017,000 and $11,687,000, respectively.

Note 20—Acquisitions

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield and its wholly-owned subsidiary, Peoples State Bank of Mansfield, with locations in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company’s line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples State Bank and Peoples State Bank merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples ceased to exist and Peoples’ operations were merged into First Mid Bank’s.
The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction:

Cash and cash equivalents	$12,193
Investment securities	52,740
Loans	55,770
Less allowance for loan losses	(1,405)
Premises and equipment	1,465
Goodwill	8,329
Core deposit intangibles	3,132
Other asset	1,636
Total assets acquired	133,860

Deposits	108,114
Deferred income taxes	869
Other liabilities	622
Total liabilities assumed	109,605
Net assets acquired	$24,255

Transaction costs related to the completion of the transaction were approximately $255,000. The fair value of deposits acquired in the transaction exceeded the book value, resulting in a core deposit intangible asset of $3,132,000, which is being amortized over 10 years. The total fair value of the assets and liabilities acquired exceeded the book value, resulting in goodwill of $8,329,000, which is not subject to amortization. The core deposit intangibles and goodwill are not deductible for tax purposes.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of each year.

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005
Net interest income	$31,806	$31,946
Provision for loan losses	800	1,171
Non-interest income	13,605	13,183
Non-interest expense	29,331	28,374
Income before income taxes	15,280	15,584
Income tax expense	5,233	5,244
Net income	$10,047	$10,340

Earnings per share
Basic	$2.31	$2.34
Diluted	$2.28	$2.27

Basic weighted average shares outstanding	4,340,215	4,423,186
Diluted weighted average shares outstanding	4,411,519	4,547,667

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the year 2006 includes merger-related expenses. Accordingly, the pro forma results of operations of the Company as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the periods presented or of the results that may be attained in the future.

Note 21 - Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings, that expire over the next eleven years. These leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $458,000, $421,000 and $296,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under operating leases are:

Operating Leases
2007	$378
2008	460
2009	460
2010	404
2011	405
Thereafter	1,633
Total minimum lease payments	$3,740

Note 22 - FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions. The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund. First Mid Bank is an eligible institution and has received notice from the FDIC that its share of the credit is $702,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments. As such, the timing and ultimate recoverability of the one-time credit may change.

Note 23- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2006	2005
Assets
Cash	$100	$2,772
Premises and equipment, net	649	677
Investment in subsidiaries	105,268	83,330
Other assets	3,766	3,331
Total Assets	$109,783	$90,110
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,123	$1,143
Debt	31,620	15,810
Other liabilities	1,254	831
Total Liabilities	33,997	17,784
Stockholders’ equity	75,786	72,326
Total Liabilities and Stockholders’ equity	$109,783	$90,110

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2006	2005	2004
Income:
Dividends from subsidiaries	$15,469	$8,906	$5,156
Other income	75	38	104
	15,544	8,944	5,260
Operating expenses	3,362	2,383	2,212
Income before income taxes and equity
in undistributed earnings of subsidiaries	12,182	6,561	3,048
Income tax benefit	1,353	930	1,202
Income before equity in undistributed
earnings of subsidiaries	13,535	7,491	4,250
Equity in undistributed earnings of subsidiaries	(3,526)	2,316	5,501
Net income	$10,009	$9,807	$9,751

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2006	2005	2004

Cash flows from operating activities:
Net income	$10,009	$9,807	$9,751
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	46	10	7
Equity in undistributed earnings of
subsidiaries	3,526	(2,316)	(5,501)
(Increase) decrease in other assets	(569)	(690)	209
(Decrease) increase in other liabilities	423	370	(631)
Net cash provided by operating activities	13,435	7,181	3,835
Cash flows from investing activities:
Cash paid in acquisition	(24,255)	-	-
Net cash used in investing activities	(24,255)	-	-
Cash flows from financing activities:
Repayment of debt	(10,500)	(3,100)	(11,700)
Proceeds from debt	16,000	4,000	6,675
Issuance of subordinated debt	10,310	-	10,000
Proceeds from issuance of common stock	1,004	937	802
Purchase of treasury stock	(7,152)	(4,851)	(10,365)
Dividends paid on common stock	(1,514)	(1,431)	(954)
Net cash provided by (used in) financing activities	8,148	(4,445)	(5,542)
(Decrease) increase in cash	(2,672)	2,736	(1,707)
Cash at beginning of year	2,772	36	1,743
Cash at end of year	$100	$2,772	$36

Note 24 - Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2006
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$11,859	$13,651	$14,804	$15,242
Interest expense	4,719	5,886	6,961	7,146
Net interest income	7,140	7,765	7,843	8,096
Provision for loan losses	193	211	171	185
Net interest income after provision for loan losses	6,947	7,554	7,672	7,911
Other income	3,133	3,415	3,368	3,464
Other expense	6,529	7,137	7,373	7,384
Income before income taxes	3,551	3,832	3,667	3,991
Income taxes	1,147	1,310	1,234	1,341
Net income	$2,404	$2,522	$2,433	$2,650

Basic earnings per share	$0.55	$0.58	$0.56	$0.62
Diluted earnings per share	$0.54	$0.57	$0.55	$0.61

	Quarters ended in 2005
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$10,424	$10,873	$11,433	$11,850
Interest expense	3,349	3,651	4,184	4,503
Net interest income	7,075	7,222	7,249	7,347
Provision for loan losses	187	150	213	541
Net interest income after provision for loan losses	6,888	7,072	7,036	6,806
Other income	3,176	3,068	3,137	3,137
Other expense	6,306	6,494	6,393	6,192
Income before income taxes	3,758	3,646	3,780	3,751
Income taxes	1,323	1,284	1,335	1,186
Net income	$2,435	$2,362	$2,445	$2,565

Basic earnings per share	$0.55	$0.53	$0.55	$0.59
Diluted earnings per share	$0.54	$0.52	$0.54	$0.56

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principals generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2007 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Decatur, Illinois
March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Mid-Illinois Bancshares, Inc.:

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of First Mid-Illinois Bancshares, Inc. and subsidiaries (the Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of operations and the cash flows of First Mid-Illinois Bancshares, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Chicago, Illinois
March 9, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for by Item 9 with respect to changes in accountants is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the caption “Independent Public Accountants.”

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 7, 2007

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report, that First Mid-Illinois Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Mid-Illinois Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Mid-Illinois Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Mid-Illinois Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006, and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Decatur, Illinois
March 7, 2007

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 - Election of Directors” and “Section 16 - Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item - Executive Officers of the Company.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the caption “Report of the Audit Committee to the Board of Directors.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company. This code of ethics is posted on the Company’s website. In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at
www.firstmid.com.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Directors’ Compensation,” Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		291,537	(1)
(B) Stock Incentive Plan	276,660	(2)	$25.13	(3)	47,063	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	276,660		$25.13		338,600

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan. Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Stock Plans” and Note 15 - “Stock Option Plan” herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters - Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

➢	Consolidated Balance Sheets -- December 31, 2006 and 2005

➢	Consolidated Statements of Income -- For the Years Ended December 31, 2006, 2005 and 2004

➢	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2006, 2005 and 2004

➢	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2006, 2005 and 2004.

(a)(3) - Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated: March 7, 2007

By: /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of March 2007, by the following persons on behalf of the Company and in the capacities listed.

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

2.1
Agreement and Plan of Merger By and Among First Mid-Illinois Bancshares, Inc., First Mid Merger Company and Mansfield Bancorp, Inc.
Incorporated by reference to Exhibit 2 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on February 15, 2006.

3.1
Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc.  Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 1987 (File No. 0-13368)

3.2
Restated Bylaws of First Mid-Illinois Bancshares, Inc. and Amendment thereto
Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended
December 31, 2002 (File No. 0-13368)

4.1
Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank,
as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on
September 22, 1999

10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on December 16, 2004.

10.2
Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on November 3, 2005.

10.3	First Amendment to Employment Agreement between the Company and John W. Hedges (Filed herewith)
10.4	Employment Agreement between the Company and Michael L. Taylor (Filed herewith)
10.5	Employment Agreement between the Company and Laurel G. Allenbaugh (Filed herewith)
10.6	Employment Agreement between the Company and Christie Wright (Filed herewith)
10.7	Employment Agreement between the Company and Kelly A. Downs (Filed herewith)
10.8	Employment Agreement between the Company and Stanley E. Gilliland (Filed herewith)
10.9	Employment Agreement between the Company and Robert Swift (Filed herewith)
10.10
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

10.11	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998 (File No 0-13368)
10.12
First Amendment to 1997 Stock Incentive Plan
Incorporated by reference to Exhibit 10.6 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

10.13
Second Amendment to 1997 Stock Incentive Plan
Incorporated by reference to Exhibit 10.7 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

10.14
Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

10.15
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

10.16
Participation Agreement (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and
William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005 (File No 0-13368)

11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
23.2	Consent of KPMG LLP (prior year) (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002