Form 10-Q
period 2007-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2007-05-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or
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

As of May 8, 2007, 4,245,260 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
	(Unaudited)
Consolidated Balance Sheets	March 31,	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and due from banks:
Non-interest bearing	$19,003	$20,266
Interest bearing	443	200
Federal funds sold	19,850	1370
Cash and cash equivalents	39,296	21,836
Investment securities:
Available-for-sale, at fair value	178,011	184,266
Held-to-maturity, at amortized cost (estimated fair value of $1,215 and
$1,346 at March 31, 2007 and December 31, 2006, respectively)	1,198	1,323
Loans held for sale	1,304	2,234
Loans	707,869	721,334
Less allowance for loan losses	(6,031)	(5,876)
Net loans	701,838	715,458
Interest receivable	7,334	8,417
Premises and equipment, net	16,038	16,293
Goodwill, net	17,363	17,363
Intangible assets, net	4,931	5,148
Other assets	8,064	8,221
Total assets	$975,377	$980,559
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$119,425	$121,405
Interest bearing	658,827	649,190
Total deposits	778,252	770,595
Securities sold under agreements to repurchase	48,300	66,693
Interest payable	2,562	2,445
Other borrowings	44,500	37,800
Junior subordinated debentures	20,620	20,620
Other liabilities	4,664	6,620
Total liabilities	898,898	904,773
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 5,733,311 shares in 2007 and 5,701,924 shares in 2006	22,933	22,808
Additional paid-in capital	22,137	21,261
Retained earnings	71,226	68,625
Deferred compensation	2,731	2,629
Accumulated other comprehensive income	118	19
Less treasury stock at cost, 1,486,370 shares
in 2007 and 1,414,179 shares in 2006	(42,666)	(39,556)
Total stockholders’ equity	76,479	75,786
Total liabilities and stockholders’ equity	$975,377	$980,559

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended March 31,
	2007	2006
Interest income:
Interest and fees on loans	$12,172	$10,286
Interest on investment securities	2,269	1,553
Interest on federal funds sold	81	17
Interest on deposits with other financial institutions	4	3
Total interest income	14,526	11,859
Interest expense:
Interest on deposits	5,290	3,449
Interest on securities sold under agreements
to repurchase	577	481
Interest on other borrowings	587	599
Interest on subordinated debentures	395	190
Total interest expense	6,849	4,719
Net interest income	7,677	7,140
Provision for loan losses	186	193
Net interest income after provision for loan losses	7,491	6,947
Other income:
Trust revenues	717	609
Brokerage commissions	112	92
Insurance commissions	699	576
Service charges	1,270	1,150
Securities gains (losses), net	139	(1)
Mortgage banking revenue, net	121	67
Other	774	640
Total other income	3,832	3,133
Other expense:
Salaries and employee benefits	4,076	3,563
Net occupancy and equipment expense	1,217	1,136
Amortization of intangible assets	217	138
Stationery and supplies	145	135
Legal and professional	474	287
Marketing and promotion	206	176
Other	1,196	1,094
Total other expense	7,531	6,529
Income before income taxes	3,792	3,551
Income taxes	1,198	1,147
Net income	$2,594	$2,404

Per share data:
Basic earnings per share	$0.61	$0.55
Diluted earnings per share	$0.59	$0.54
Cash dividends per share	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$2,594	$2,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	186	193
Depreciation, amortization and accretion, net	450	426
Stock-based compensation expense	8	49
(Gains) losses on sale of securities, net	(139)	1
(Gains) losses on sale of other real property owned, net	(19)	23
Gains on sale of loans held for sale, net	(130)	(90)
Origination of loans held for sale	(11,556)	(5,086)
Proceeds from sale of loans held for sale	12,616	6,177
Decrease in other assets	1,211	392
Increase (decrease) in other liabilities	(715)	254
Net cash provided by operating activities	4,506	4,743
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	7,567	4,091
Proceeds from maturities of securities available-for-sale	11,738	4,586
Proceeds from maturities of securities held-to-maturity	125	120
Purchases of securities available-for-sale	(12,572)	-
Net (increase) decrease in loans	13,434	(4,841)
Purchases of premises and equipment	(158)	(524)
Proceeds from sales of other real property owned	152	822
Net cash provided by investing activities	20,286	4,254
Cash flows from financing activities:
Net increase in deposits	7,657	4,677
Decrease in federal funds purchased	(6,800)	(2,000)
Decrease in repurchase agreements	(18,393)	(20,774)
Proceeds from short term FHLB advances	7,000	4,500
Repayment of short term FHLB advances	(7,000)	(4,500)
Proceeds from long term FHLB advances	10,000	10,000
Proceeds from short term debt	-	500
Proceeds from long term debt	4,000	-
Repayment of long term debt	(500)	-
Proceeds from issuance of common stock	444	405
Purchase of treasury stock	(3,008)	(3,307)
Dividends paid on common stock	(732)	(765)
Net cash used in financing activities	(7,332)	(11,264)
Increase (decrease) in cash and cash equivalents	17,460	(2,267)
Cash and cash equivalents at beginning of period	21,836	19,557
Cash and cash equivalents at end of period	$39,296	$17,290

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,732	$4,314
Income taxes	232	1,355
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned	10	25
Dividends reinvested in common stock	383	377
Net tax benefit related to option and deferred compensation plans	166	147

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2007 and 2006, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. The Company operates as a one-segment entity for financial reporting purposes.

The 2006 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Comprehensive Income

The Company’s comprehensive income for the three-month period ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Net income	$2,594	$2,404
Other comprehensive income (loss):
Unrealized gains (losses) during the period	300	(243)
Less realized gain (loss) during the period	(139)	1
Tax effect	(62)	94
Total other comprehensive income (loss)	99	(148)
Comprehensive income	$2,693	$2,256

New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s stock options, unless anti-dilutive. The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three months ended
	March 31,
	2007	2006
Basic Earnings per Share:
Net income	$2,594,000	$2,404,000
Weighted average common shares outstanding	4,280,931	4,383,765
Basic earnings per common share	$.61	$.55
Diluted Earnings per Share:
Weighted average common shares outstanding	4,280,931	4,383,765
Assumed conversion of stock options	96,374	97,270
Diluted weighted average common shares outstanding	4,377,305	4,481,035
Diluted earnings per common share	$.59	$.54

Acquisition

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield Bancorp, Inc. (“Mansfield”) and its wholly-owned subsidiary, People State Bank of Mansfield (“Peoples State Bank”), located in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company’s line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples State Bank and Peoples State Bank merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples ceased to exist and Peoples’ operations were merged into First Mid Bank’s.

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
The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of 2006 (in thousands):

For the three months ended
March 31, 2006
Net interest income	$7,853
Provision for loan losses	223
Non-interest income	3,301
Non-interest expense	7,297
Income before income taxes	3,634
Income tax expense	1,155
Net income	$2,479

Earnings per share
Basic	$0.57
Diluted	$0.55

Basic weighted average shares outstanding	4,383,765
Diluted weighted average shares outstanding	4,481,035

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first three months of 2006 includes merger-related expenses. Accordingly, the pro forma results of operations of the Company as of and after the merger may not be indicative of the results that actually would have occurred if the merger had been in effect during the period presented or of the results that may be attained in the future.

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,011	3,015	1,961
Core deposit intangibles	5,936	2,929	5,936	2,810
Customer list intangibles	1,904	984	1,904	936
	$31,978	$9,684	$31,978	$9,467

Total amortization expense for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	March 31,
	2007	2006
Intangibles from branch acquisition	$50	$50
Core deposit intangibles	119	40
Customer list intangibles	48	48
	$217	$138

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/07-3/31/07	$217

Estimated amortization expense:
For period 4/01/07-12/31/07	$595
For year ended 12/31/08	$765
For year ended 12/31/09	$735
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2006 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, March 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2006 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

New Accounting Standards Adopted During 2007

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

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

Net income was $2,594,000 and $2,404,000 and diluted earnings per share was $.59 and $.54 for the three months ended March 31, 2007 and 2006, respectively. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2007 and 2006, compared to the performance ratios for the year ended December 31, 2006:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2007	2006	2006
Return on average assets	1.07%	1.15%	1.07%
Return on average equity	13.53%	13.11%	13.31%
Average equity to average assets	7.90%	8.75%	8.01%

Total assets at March 31, 2007 and December 31, 2006 were $975.4 million and $980.6 million, respectively. The decrease in net assets was primarily due to a decrease in available-for-sale securities that matured during the first quarter of 2007 and were not replaced, and seasonal declines in agricultural operating loans. Net loan balances were $709.2 million at March 31, 2007, a decrease of $14.4 million, or 2.0%, from $723.6 million at December 31, 2006. Total deposit balances increased to $778.3 million at March 31, 2007 from $770.6 million at December 31, 2006.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.41% for the three months ended March 31, 2007, down from 3.66% for the same period in 2006. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $7.7 million compared to net interest income of $7.1 million for the same period in 2006. This increase was due to growth in average earning assets of $116.1 million for the three months ended March 31, 2007.

Noninterest income increased $699,000, or 22.3%, to $3.8 million for the three months ended March 31, 2007 compared to $3.1 million for the three months ended March 31, 2006. The increase in income is primarily due to the acquisition of Mansfield and increases in mortgage banking income during the first three months of 2007 compared to the same period in 2006.

Noninterest expense increased 15.4% or $1 million, to $7.5 million for the three months ended March 31, 2007 compared to $6.5 million during the same period in 2006. In addition to increases in noninterest expense due to the acquisition of Mansfield, other factors in the expense increase were increased salaries and benefits expense that resulted from merit increases for continuing employees and an increase in legal and professional expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2007 versus 2006
Three months ended March 31
Net interest income	$537
Provision for loan losses	7
Other income, including securities transactions	699
Other expenses	(1,002)
Income taxes	(51)
Increase (decrease) in net income	$190

Credit quality is an area of importance to the Company. Total nonperforming loans were $4.0 million at March 31, 2007, compared to $3.1 million at March 31, 2006 and $3.7 million at December 31, 2006. The Company’s provision for loan losses for the three months ended March 31, 2007 and 2006 was $186,000 and $193,000, respectively. At March 31, 2007, the composition of the loan portfolio remained similar to the same period last year. During the three months ended March 31, 2007, net charge-offs were .02% of average loans compared to .07% for the same period in 2006. Loans secured by both commercial and residential real estate comprised 71% of the loan portfolio as of March 31, 2007 and 2006.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2007 and 2006 was 10.37% and 11.13%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2007 and 2006 was 11.22% and 11.86%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at March 31, 2007 and 2006 were $149.3 million and $116.9 million, respectively. This increase is primarily attributable to the Mansfield acquisition.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience, as well as other factors, including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers, and increases or decreases in nonperforming and impaired loans. Changes in these factors may cause management’s estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company’s provision for loan losses. See heading “Loan Quality and Allowance for Loan Losses” for a more detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

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

	Three months ended			Three months ended
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$321	$4	5.05%	$271	$3	4.49%
Federal funds sold	6,362	81	5.16%	1,550	17	4.45%
Investment securities
Taxable	169,948	2,103	4.95%	136,487	1,390	4.07%
Tax-exempt (1)	16,208	166	4.10%	14,708	163	4.43%
Loans (2)(3)	711,647	12,172	6.94%	635,351	10,286	6.57%
Total earning assets	904,486	14,526	6.51%	788,367	11,859	6.10%
Cash and due from banks	19,276			16,383
Premises and equipment	16,167			15,201
Other assets	36,630			23,479
Allowance for loan losses	(5,962)			(4,746)
Total assets	$970,597			$838,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$261,649	$1,509	2.34%	$224,589	$1,011	1.83%
Savings deposits	61,612	83.55%		56,722	62.44%
Time deposits	332,812	3,698	4.51%	270,963	2,376	3.56%
Securities sold under agreements to repurchase	50,601	577	4.62%	51,405	481	3.79%
FHLB advances	28,778	338	4.76%	46,078	512	4.51%
Federal funds purchased	3,345	45	5.46%	3,311	38	4.65%
Junior subordinated debt	20,620	395	7.77%	10,310	190	7.47%
Other debt	12,322	204	6.71%	3,417	49	5.82%
Total interest-bearing liabilities	771,739	6,849	3.60%	666,795	4,719	2.87%
Non interest-bearing demand deposits	115,279			93,486
Other liabilities	6,887			5,040
Stockholders' equity	76,692			73,363
Total liabilities & equity	$970,597			$838,684
Net interest income		$7,677			$7,140
Net interest spread			2.91%			3.23%
Impact of non-interest bearing funds			.50%			.43%

Net yield on interest- earning assets			3.41%			3.66%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2007, compared to the same period in 2006 (in thousands):

	For the three months ended March 31,
	2007 compared to 2006
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$1	$1	$-
Federal funds sold	64	61	3
Investment securities:
Taxable	713	379	334
Tax-exempt (2)	3	16	(13)
Loans (3)	1,886	1,284	602
Total interest income	2,667	1,741	926

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	498	185	313
Savings deposits	21	6	15
Time deposits	1,322	610	712
Securities sold under
agreements to repurchase	96	(50)	146
FHLB advances	(174)	(352)	178
Federal funds purchased	7	-	7
Junior subordinated debt	205	165	40
Other debt	155	131	24
Total interest expense	2,130	695	1,435
Net interest income	$537	$1,046	$(509)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $.6 million, or 7.5% to $7.7 million for the three months ended March 31, 2007, from $7.1 million for the same period in 2006. The increase in net interest income was due to growth in earning assets, primarily composed of loan growth, partially offset by a reduction in the net interest margin.

For the three months ended March 31, 2007, average earning assets increased by $116.1 million, or 14.7%, and average interest-bearing liabilities increased $104.9 million, or 15.7%, compared with average balances for the same period in 2006. The changes in average balances for these periods are shown below:

•	Average loans increased by $76.3 million or 12%.
•	Average securities increased by $35 million or 23.2%.
•	Average interest-bearing deposits increased by $103.8 million or 18.8%.
•	Average securities sold under agreements to repurchase decreased by $.8 million or 1.6%.
•	Average borrowings and other debt increased by $1.9 million or 3.1%.
•	Net interest margin decreased to 3.41% for the first three months of 2007 from 3.66% for the first three months of 2006.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.45% for the first three months of 2007 and 3.70% for the first three months of 2006. The TE adjustments to net interest income for March 31, 2007 and 2006 were $86,000 and $84,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 and 2006 was $186,000 and $193,000, respectively. Nonperforming loans were $4.0 million and $3.1 million as of March 31, 2007 and 2006, respectively. Net charge-offs were $31,000 for the three months ended March 31, 2007 compared to $112,000 during the same period in 2006. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006	$	Change
Trust	$717	$609		$108
Brokerage	112	92		20
Insurance commissions	699	576		123
Service charges	1,270	1,150		120
Security gains	139	(1)		140
Mortgage banking	121	67		54
Other	774	640		134
Total other income	$3,832	$3,133		$699

Following are explanations of the changes in these other income categories for the three months ended March 31, 2007 compared to the same period in 2006:

•
Trust revenues increased $108,000 or 17.7% to $717,000 from $609,000. Trust assets, at market value, were $447 million at March 31, 2007 compared to $411 million at March 31, 2006. The increase in trust revenues was due to the increase in trust assets and to non-recurring executor and sales fees received in the first quarter of 2007 that were not received in 2006.

•	Revenues from brokerage increased $20,000 or 21.7% to $112,000 from $92,000 due to greater commissions received on sales of annuities.

•
Insurance commissions increased $123,000 or 21.4% to $699,000 from $576,000 due to an increase in commissions received on sales of business property and casualty insurance and greater contingency income received from insurance carriers based upon lower claim experience.

•	Fees from service charges increased $120,000 or 10.4% to $1,270,000 from $1,150,000. This was primarily the result of an increase in the number of overdrafts.

•
The sale of securities during the three months ended March 31, 2007 resulted in net securities gains of $139,000 compared to the three months ended March 31, 2006 which resulted in net securities losses of $1,000.

•
Mortgage banking income increased $54,000 or 80.6% to $121,000 from $67,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

•	$12.5 million (representing 101 loans) for the first quarter of 2007.
•	$6.1 million (representing 62 loans) for the first quarter of 2006.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $134,000 or 20.9% to $774,000 from $640,000. This increase was primarily due to increased ATM service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended March 31,
	2007	2006	$	Change
Salaries and benefits	$4,076	$3,563		$513
Occupancy and equipment	1,217	1,136		81
Amortization of intangibles	217	138		79
Stationery and supplies	145	135		10
Legal and professional fees	474	287		187
Marketing and promotion	206	176		30
Other operating expenses	1,196	1,094		102
Total other expense	$7,531	$6,529		$1,002

Following are explanations or the changes in these other expense categories for the three months ended March 31, 2007 compared to the same period in 2006:

•
Salaries and employee benefits, the largest component of other expense, increased $513,000 or 14.4% to $4,076,000 from $3,563,000. This increase is due to additional expense as a result of the acquisition of Mansfield and merit increases for continuing employees. There were 348 full-time equivalent employees at March 31, 2007, of which 29 were added through the acquisition of Mansfield, compared to 315 at March 31, 2006.

•	Occupancy and equipment expense increased $81,000 or 7.1% to $1,217,000 from $1,136,000 due to an increase in occupancy expenses for Mansfield.

•
Expense for amortization of intangible assets increased $79,000 or 57.2% to $217,000 from $138,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

•	Other operating expenses increased $102,000 or 9.3% to $1,196,000 in 2007 from $1,094,000 in 2006 due to increases in various expenses including ATM and bankcard expenses.

•
All other categories of operating expenses increased a net of $227,000 or 38% to $825,000 from $598,000. The increase was primarily due to increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders.

Income Taxes

Total income tax expense amounted to $1,198,000 (31.6% effective tax rate) for the three months ended March 31, 2007, compared to $1,147,000 (32.3% effective tax rate) for the same period in 2006. The change in the effective tax rate in 2007 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2003 and 2002 state income tax returns for a greater deduction in enterprise zone interest. This resulted in a $93,000 net reduction in tax expense.

    The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Real estate - residential	$138,244	$141,935
Real estate - agricultural	59,898	58,853
Real estate - commercial	306,285	309,947
Total real estate - mortgage	504,427	510,735
Commercial and agricultural	153,020	161,085
Installment	47,220	47,017
Other	4,506	4,731
Total loans	$709,173	$723,568

Overall loans decreased $14.4 million, or 2.0%. The decrease was primarily a result of seasonal decreases in agricultural operating loans, payoff of a large commercial real estate loan, and paydowns of other various loans. Total real estate mortgage loans have averaged approximately 71% of the Company’s total loan portfolio for the past several years. This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,304,000 and $2,234,000 as of March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, the Company had loan concentrations in agricultural industries of $104.5 million, or 14.7%, of outstanding loans and $109.7 million, or 15.2%, at December 31, 2006. In addition, the Company had loan concentrations in the following industries as of March 31, 2007 compared to December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
	Principal balance	% Outstanding loans	Principal balance	% Outstanding loans
Lessors of non-residential buildings	$56,391	7.95%	$39,251	5.53%
Lessors of residential buildings & dwellings	52,627	7.42%	53,057	7.48%
Hotels and motels	28,388	4.00%	28,064	3.96%
Land subdivision	20,606	2.91%	23,839	3.36%

The significant change in the lessors of non-residential buildings category is due to a change in the classification system used which resulted in several loans being reclassified into this category, as well as, increased balances of several loans. The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2007, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate - residential	$58,626	$66,214	$13,404	$138,244
Real estate - agricultural	13,133	39,376	7,389	59,898
Real estate - commercial	75,908	208,075	22,302	306,285
Total real estate - mortgage	147,667	313,665	43,095	504,427
Commercial and agricultural	110,014	40,186	2,820	153,020
Installment	22,449	24,489	282	47,220
Other	916	2,092	1,498	4,506
Total loans	$281,046	$380,432	$47,695	$709,173
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2007, loans with maturities over one year consisted of approximately $361 million in fixed rate loans and $67 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

Nonperforming Loans

Nonperforming loans are defined as: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as "renegotiated loans". The Company’s policy is to cease accrual of interest on all loans that become ninety days past due as to principal or interest. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Nonaccrual loans	$3,986	$3,639
Renegotiated loans which are performing
in accordance with revised terms	26	29
Total nonperforming loans	$4,012	$3,668

The $347,000 increase in nonaccrual loans during the three months ended March 31, 2007 resulted from the net of $1,678,000 of additional loans put on nonaccrual status, $1,285,000 of loans brought current or paid-off, $10,000 of loans transferred to other real estate owned and $36,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $71,000 and $35,000 for the periods ended March 31, 2007 and 2006, respectively.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2007, the Company’s loan portfolio included $104.5 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $5.2 million from $109.7 million at December 31, 2006. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $28.4 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $56.4 million of loans to lessors of non-residential buildings, $52.6 million of loans to lessors of residential buildings and dwellings and $20.6 million of loans to land subdividers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of March 31, 2007 and 2006, and of changes in the allowance for the three-month periods ended March 31, 2007 and 2006, is as follows (dollars in thousands):

	Three months ended March 31,
	2007	2006
Average loans outstanding, net of unearned income	$711,647	$635,351
Allowance-beginning of period	$5,876	$4,648
Charge-offs:
Real estate-mortgage	4	24
Commercial, financial & agricultural	15	123
Installment	30	4
Other	34	30
Total charge-offs	83	181
Recoveries:
Real estate-mortgage	1	2
Commercial, financial & agricultural	2	21
Installment	13	10
Other	36	36
Total recoveries	52	69
Net charge-offs (recoveries)	31	112
Provision for loan losses	186	193
Allowance-end of period	$6,031	$4,729
Ratio of annualized net charge-offs to average loans	.02%	.07%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	.85%	.74%
	150.3%	154.4%

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

Securities

The Company’s overall investment objectives are to insulate the investment portfolio from undue credit risk, maintain adequate liquidity, insulate capital against changes in market value and control excessive changes in earnings while optimizing investment performance. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the amortized cost of the securities as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$131,324	4.75%	$140,924	4.81%
Obligations of states and political subdivisions	16,283	4.14%	16,637	4.17%
Mortgage-backed securities	19,429	4.78%	15,491	4.50%
Other securities	11,980	6.61%	12,505	6.56%
Total securities	$179,016	4.82%	$185,557	4.85%

At March 31, 2007, the Company’s investment portfolio showed a decrease of $6.5 million from 2006 due to securities that matured during the first quarter of 2007 and were not immediately replaced. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2007 and December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses )	Value
March 31, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$131,324	$446	$(647)	$131,123
Obligations of states and political subdivisions	15,085	143	(22)	15,206
Mortgage-backed securities	19,429	67	(273)	19,223
Federal Home Loan Bank stock	3,727	-	-	3,727
Other securities	8,253	479	-	8,732
Total available-for-sale	$177,818	$1,135	$(942)	$178,011
Held-to-maturity:
Obligations of states and political subdivisions	$1,198	$17	$-	$1,215

December 31, 2006
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$140,924	$545	$(836)	$140,633
Obligations of states and political subdivisions	15,314	161	(19)	15,456
Mortgage-backed securities	15,491	23	(331)	15,183
Federal Home Loan Bank stock	3,727	-	-	3,727
Other securities	8,778	489	-	9,267
Total available-for-sale	$184,234	$1,218	$(1,186)	$184,266
Held-to-maturity:
Obligations of states and political subdivisions	$1,323	$23	$-	$1,346

At March 31, 2007, there were five obligations of states and political subdivisions with a fair value of $1,590,000 and an unrealized loss of $13,000, six mortgage-backed securities with a fair value of $12,740,000 and an unrealized loss of $273,000, and eleven obligations of U.S. government agencies with a fair value of $56,801,000 and an unrealized loss of $619,000, in a continuous unrealized loss position for twelve months or more. At March 31, 2006, there were five mortgage-backed securities with a fair value of $16,238,000 and an unrealized loss of $509,000, and twelve obligations of U.S. government agencies with a fair value of $63,650,000 and an unrealized loss of $1,262,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of March 31, 2007 or 2006 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2007 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$33,862	$66,242	$30,264	$956	$131,324
Obligations of state and
political subdivisions	1,457	5,164	4,955	3,509	15,085
Mortgage-backed securities	342	19,087	-	-	19,429
Federal Home Loan Bank stock	-	-	-	3,727	3,727
Other securities	-	-	2,500	5,753	8,253
Total investments	$35,661	$90,493	$37,719	$13,945	$177,818

Weighted average yield	4.39%	4.60%	5.36%	5.86%	4.82%
Full tax-equivalent yield	4.46%	4.70%	5.60%	6.32%	4.97%

Held-to-maturity:
Obligations of state and
political subdivisions	$155	$375	$344	$324	$1,198

Weighted average yield	5.45%	5.60%	5.29%	5.47%	5.45%
Full tax-equivalent yield	8.00%	8.24%	7.62%	8.04%	7.97%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2007.

Investment securities carried at approximately $139,532,000 and $158,547,000 at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2007 and for the year ended December 31, 2006 (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$115,279	-	$105,744	-
Interest-bearing	261,649	2.34%	246,035	2.16%
Savings	61,612.55%		62,279.52%
Time deposits	332,812	4.51%	323,283	4.00%
Total average deposits	$771,352	2.78%	$737,341	2.52%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2007 and for the year ended December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
High month-end balances of total deposits	$778,252	$799,002
Low month-end balances of total deposits	756,222	651,392

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
3 months or less	$26,942	$38,468
Over 3 through 6 months	39,647	20,004
Over 6 through 12 months	21,554	45,532
Over 12 months	10,817	11,896
Total	$98,960	$115,900

During the first three months of 2007, the balance of time deposits of $100,000 or more decreased by approximately $16.9 million. The decrease in balances was primarily attributable to brokered CD balances that matured and were not immediately replaced.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $4.5 million and $22.4 million as of March 31, 2007 and December 31, 2006, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.1 million as of March 31, 2007 and December 31, 2006. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank. First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies. First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers. Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased and loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2007 and December 31, 2006 is presented below (dollars in thousands):

	March 31,	December 31,
	2007	2006
Federal funds purchased	$-	$6,800
Securities sold under agreements to repurchase	48,300	66,693
Federal Home Loan Bank advances:
Overnight	-	-
Fixed term - due in one year or less	7,000	7,000
Fixed term - due after one year	23,000	13,000
Debt:
Loans due after one year	14,500	11,000
Junior subordinated debentures	20,620	20,620
Total	$113,420	$125,113
Average interest rate at end of period	5.28%	5.28%

Maximum outstanding at any month-end
Federal funds purchased	$14,100	$6,800
Securities sold under agreements to repurchase	50,962	71,516
Federal Home Loan Bank advances:
Overnight	7,000	19,500
Fixed term - due in one year or less	14,000	7,000
Fixed term - due after one year	23,000	30,000
Debt:
Loans due in one year or less	-	4,500
Loans due after one year	14,500	15,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$3,345	$3,432
Securities sold under agreements to repurchase	50,601	55,389
Federal Home Loan Bank advances:
Overnight	233	6,622
Fixed term - due in one year or less	11,278	6,000
Fixed term - due after one year	17,267	21,441
Debt:
Loans due in one year or less	-	995
Loans due after one year	12,322	9,616
Junior subordinated debentures	20,620	17,367
Total	$115,666	$120,862
Average interest rate during the period	5.39%	5.07%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At March 31, 2007 the fixed term advances consisted of $30 million as follows:

•	$7 million advance at 4.00% with a 2-year maturity, due April 15, 2007
•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At March 31, 2007, outstanding debt balances include $14,500,000 on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.52% as of March 31, 2007) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2007 and 2006 and December 31, 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (8.16% and 8.17% at March 31, 2007 and December 31, 2006, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009.The Company used the proceeds of the offering for general corporate purposes.

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

The Company monitors its interest rate sensitivity position to maintain a balance between rate sensitive assets and rate sensitive liabilities. This balance serves to limit the adverse effects of changes in interest rates. The Company’s asset liability management committee (ALCO) oversees the interest rate sensitivity position and directs the overall allocation of funds.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2007 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$20,293	$-	$-	$-	$-	$-	$20,293	$20,293
Taxable investment securities	38,868	19,435	18,390	20,366	3,467	62,278	162,804	162,804
Nontaxable investment securities	1,614	1,536	1,398	1,436	1,182	9,239	16,405	16,422
Loans	312,672	149,304	122,650	62,822	40,337	21,388	709,173	699,081
Total	$373,447	$170,275	$142,438	$84,624	$44,986	$92,905	$908,675	$898,600
Interest-bearing liabilities:
Savings and N.O.W. accounts	$55,673	$10,456	10,909	$15,898	$16,433	$98,424	$207,793	$207,793
Money market accounts	103,480	1,263	1,298	1,684	1,719	9,087	118,531	118,531
Other time deposits	290,752	20,060	7,875	9,692	4,034	90	332,503	333,317
Short-term borrowings/debt	55,300	-	-	-	-	-	55,300	55,303
Long-term borrowings/debt	-	-	19,500	3,000	30,620	5,000	58,120	58,539
Total	$505,205	$31,779	$39,582	$30,274	$52,806	$112,601	$772,247	$773,483
Rate sensitive assets - rate sensitive liabilities	$(131,758)	$138,496	$102,856	$54,350	$(7,820)	$(19,696)	$136,428
Cumulative GAP	$(131,758)	$6,738	$109,594	$163,944	$156,124	$136,428

Cumulative amounts as % of total rate sensitive assets	-14.5%	15.2%	11.3%	6.0%	-0.9%	-2.2%
Cumulative Ratio	-14.5%	0.7%	12.1%	18.0%	17.2%	15.0%

The static GAP analysis shows that at March 31, 2007, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income. Conversely, future decreases in interest rates could have a positive effect on net interest income.

There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis. The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends. ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities. Based on all information available, management does not believe that changes in interest rates, which might reasonably be expected to occur in the next twelve months, will have a material adverse effect on the Company’s net interest income.

Capital Resources

At March 31, 2007, the Company’s stockholders' equity had increased $693,000 or 0.9% to $76,479,000 from $75,786,000 as of December 31, 2006. During the first three months of 2007, net income contributed $2,594,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $99,000, net of tax. Additional purchases of treasury stock (72,191 shares at an average cost of $41.67 per share) decreased stockholders’ equity by approximately $3,008,000.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Bank holding companies follow minimum regulatory requirements established by the Board of Governors of the Federal Reserve System (“Federal Reserve System”), and First Mid Bank follows similar minimum regulatory requirements established for national banks by the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4%, and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of March 31, 2007 and December 31, 2006, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2007, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2007
Total Capital (to risk-weighted assets)
Company	$80,098	11.22%	$57,128	> 8.00%	N/A	N/A
First Mid Bank	88,219	12.45%	56,685	> 8.00%	$70,856	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	74,067	10.37%	28,564	> 4.00%	N/A	N/A
First Mid Bank	82,188	11.60%	28,342	> 4.00%	42,514	> 6.00%

Tier 1 Capital (to average assets)
Company	74,067	7.81%	37,932	> 4.00%	N/A	N/A
First Mid Bank	82,188	8.72%	37,722	> 4.00%	47,152	> 5.00%

December 31, 2006
Total Capital (to risk-weighted assets)
Company	$79,132	10.91%	$58,019	> 8.00%	N/A	N/A
First Mid Bank	85,008	11.83	57,492	> 8.00%	$71,866	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	73,256	10.10	29,009	> 4.00%	N/A	N/A
First Mid Bank	79,132	11.01	28,746	> 4.00%	43,119	> 6.00%

Tier 1 Capital (to average assets)
Company	73,256	7.56	38,754	> 4.00%	N/A	N/A
First Mid Bank	79,132	8.21	38,549	> 4.00%	48,187	> 5.00%

These ratios allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the Stock Incentive Plan. For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On August 5, 1998, the Company announced a stock repurchase program for up to 3%, or $2 million of its common stock. In March 2000, the Board of directors approved the repurchase of an additional 5%, or $4.2 million of the Company’s common stock. In September 2001, the Board of directors approved the repurchase of $3 million of additional shares of the Company’s common stock and in August 2002, the Board of directors approved the repurchase of $5 million of additional shares of the Company’s common stock. In September 2003, the Board of directors approved the repurchase of $10 million of additional shares of the Company’s common stock. On April 27, 2004, the Board of directors approved the repurchase of an additional $5 million shares of the Company’s common stock. On August 23, 2005 the Board of directors approved the repurchase of an additional $5 million shares of the Company’s common stock, on August 22, 2006 the Board of directors approved the repurchase of an additional $5 million shares of the Company’s common stock and on February 27, 2007 the Board of directors approved the repurchase of an additional $5 million shares of the Company’s common stock, bringing the aggregate total of purchases authorized on March 31, 2007 to $44.2 million of the Company’s common stock.

During the three-month period ending March 31, 2007, the Company repurchased 72,191 shares at a total cost of approximately $3,008,000. Since 1998, the Company has repurchased a total of 1,481,870 shares at a total price of approximately $39,911,000. As of March 31, 2007, the Company was authorized per all repurchase programs to purchase $4,296,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

•
First Mid Bank has $23.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago, $1 million from Illinois Bankers’ Bank, and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of March 31, 2007, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At March 31, 2007, the excess collateral at the Federal Home Loan Bank would support approximately $92.7 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2007, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $14.5 million and $8 million in available funds.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2007 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$332,503	$290,570	$28,117	$13,726	$90
Debt	35,120	-	14,500	-	20,620
Other borrowings	78,300	55,300	5,000	13,000	5,000
Operating leases	3,636	307	866	835	1,628
Supplemental retirement	804	50	100	100	554
	$450,363	$346,227	$48,583	$27,661	$27,892

For the three-month period ended March 31, 2007, net cash of $4.5 million and $20.3 million was provided from operating activities and investing activities, respectively, while financing activities used net cash of $7.3 million. In total, cash and cash equivalents increased by $17.5 million since year-end 2006.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2007 and December 31, 2006 were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Unused commitments and lines of credit:
Commercial real estate	$44,822	$32,197
Commercial operating	52,497	50,453
Home equity	17,301	17,021
Other	29,276	26,971
Total	$143,896	$126,642

Standby letters of credit	$5,370	$5,244

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2006. For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. Further, there have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. There has been no material change to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 -- January 31, 2007	-	$-	-	$2,304,000
February 1, 2007 -- February 28, 2007	32,114	$41.55	32,114	$5,970,000
March 1, 2007 - March 31, 2007	40,078	$41.76	40,078	$4,296,000
Total	72,191	$41.67	72,191	$4,296,000

See heading “Stock Plans” for more information regarding stock purchases.

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

Date: May 7, 2007

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