Form 10-Q
period 2007-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2007-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or
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

As of August 7, 2007, 6,373,495 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited )
(In thousands, except share data)	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks:
Non-interest bearing	$18,964	$20,266
Interest bearing	270	200
Federal funds sold	100	1,370
Cash and cash equivalents	19,334	21,836
Investment securities:
Available-for-sale, at fair value	185,366	184,266
Held-to-maturity, at amortized cost (estimated fair value of $1,212 and
$1,346 at June 30, 2007 and December 31, 2006, respectively)	1,198	1,323
Loans held for sale	1,817	2,234
Loans	729,986	721,334
Less allowance for loan losses	(6,158)	(5,876)
Net loans	723,828	715,458
Interest receivable	6,731	8,417
Premises and equipment, net	15,904	16,293
Goodwill, net	17,363	17,363
Intangible assets, net	4,715	5,148
Other assets	9,240	8,221
Total assets	$985,496	$980,559
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$110,415	$121,405
Interest bearing	655,759	649,190
Total deposits	766,174	770,595
Securities sold under agreements to repurchase	45,520	66,693
Interest payable	2,507	2,445
Other borrowings	68,000	37,800
Junior subordinated debentures	20,620	20,620
Other liabilities	5,508	6,620
Total liabilities	908,329	904,773
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,120,368 shares in 2007 and 8,552,886 shares in 2006	28,481	22,808
Additional paid-in capital	23,045	21,261
Retained earnings	45,931	68,625
Deferred compensation	2,496	2,629
Accumulated other comprehensive income (loss)	(900)	19
Less treasury stock at cost, 746,874 shares in 2007
and 2,121,269 shares in 2006	(21,886)	(39,556)
Total stockholders’ equity	77,167	75,786
Total liabilities and stockholders’ equity	$985,496	$980,559

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$12,422	$11,514	$24,594	$21,800
Interest on investment securities	2,212	2,031	4,481	3,584
Interest on federal funds sold	62	88	143	105
Interest on deposits with other financial institutions	4	18	8	21
Total interest income	14,700	13,651	29,226	25,510
Interest expense:
Interest on deposits	5,402	4,381	10,692	7,830
Interest on securities sold under agreements
to repurchase	592	530	1,169	1,011
Interest on other borrowings	658	671	1,245	1,270
Interest on subordinated debentures	388	304	783	494
Total interest expense	7,040	5,886	13,889	10,605
Net interest income	7,660	7,765	15,337	14,905
Provision for loan losses	209	211	395	404
Net interest income after provision for loan losses	7,451	7,554	14,942	14,501
Other income:
Trust revenues	618	600	1,335	1,209
Brokerage commissions	140	204	252	296
Insurance commissions	427	498	1,126	1,074
Service charges	1,444	1,334	2,714	2,484
Securities gains (losses), net	17	-	156	(1)
Mortgage banking revenue, net	133	94	254	161
Other	767	685	1,541	1,325
Total other income	3,546	3,415	7,378	6,548
Other expense:
Salaries and employee benefits	4,008	3,884	8,084	7,447
Net occupancy and equipment expense	1,197	1,198	2,414	2,334
Amortization of intangible assets	216	191	433	329
Stationery and supplies	138	130	283	265
Legal and professional	380	344	854	631
Marketing and promotion	63	244	269	420
Other	1,352	1,146	2,548	2,240
Total other expense	7,354	7,137	14,885	13,666
Income before income taxes	3,643	3,832	7,435	7,383
Income taxes	1,236	1,310	2,434	2,457
Net income	$2,407	$2,522	$5,001	$4,926

Per share data:
Basic earnings per share	$0.38	$0.39	$0.78	$0.75
Diluted earnings per share	$0.37	$0.38	$0.77	$0.74
Cash dividends per share	$0.19	$0.17	$0.19	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$5,001	$4,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	395	404
Depreciation, amortization and accretion, net	907	853
Stock-based compensation expense	26	92
(Gains) losses on sale of securities, net	(156)	1
(Gains) losses on sale of other real property owned, net	(16)	38
Gains on sale of loans held for sale, net	(294)	(197)
Origination of loans held for sale	(26,212)	(14,864)
Proceeds from sale of loans held for sale	26,923	14,186
Decrease in other assets	903	584
Increase (decrease) in other liabilities	71	(36)
Net cash provided by operating activities	7,548	5,987
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,043	5,336
Proceeds from maturities of securities available-for-sale	24,284	35,139
Proceeds from maturities of securities held-to-maturity	125	120
Purchases of securities available-for-sale	(35,433)	(24,981)
Net increase in loans	(8,765)	(23,642)
Purchases of premises and equipment	(429)	(753)
Proceeds from sales of other real property owned	923	274
Payment related to acquisition, net of cash and cash equivalents acquired	-	(12,060)
Net cash used in investing activities	(10,252)	(20,567)
Cash flows from financing activities:
Net (decrease) increase in deposits	(4,421)	23,202
Decrease in federal funds purchased	(3,300)	-
Decrease in repurchase agreements	(21,173)	(14,802)
Proceeds from short term FHLB advances	34,000	65,600
Repayment of short term FHLB advances	(21,000)	(79,600)
Proceeds from long term FHLB advances	15,000	10,000
Proceeds from short term debt	-	500
Proceeds from long term debt	6,000	15,000
Repayment of short term debt	-	(6,000)
Repayment of long term debt	(500)	-
Issuance of junior subordinated debentures	-	10,310
Proceeds from issuance of common stock	592	475
Purchase of treasury stock	(3,484)	(4,238)
Dividends paid on common stock	(1,512)	(1,514)
Net cash provided by financing activities	202	18,933
Increase (decrease) in cash and cash equivalents	(2,502)	4,353
Cash and cash equivalents at beginning of period	21,836	19,557
Cash and cash equivalents at end of period	$19,334	23,910

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,827	$9,815
Income taxes	2,653	2,360
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned	53	346
Dividends reinvested in common stock	791	757
Net tax benefit related to option and deferred compensation plans	556	147

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”). All significant intercompany balances and transactions have been eliminated in consolidation. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2007 and 2006, and all such adjustments are of a normal recurring nature. Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2007 presentation and there was no impact on net income or stockholders’ equity. The results of the interim period ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. The Company operates as a one-segment entity for financial reporting purposes.

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

Stock Plans

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”). The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which has a ten-year term that expires October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company or otherwise participate in the financial success of the Company, on the terms and conditions established herein.

A maximum of 200,000 shares may be issued under the SI Plan. As of June 30, 2007, no shares have been awarded.

Stock Split

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend for all shareholders of record as of June 18, 2007. Accordingly, an entry was made for $9,493,000 to the common stock and retained earnings accounts. Par value remained at $4 per share. All current and prior period share and per share amounts have been restated giving retroactive recognition to the stock split.

Treasury Stock

On May 23, 2007, the Company retired 1,500,000 shares of its treasury stock, of which cost was determined using the first-in, first-out method. Accordingly, an entry was made to the treasury stock account for $21,021,000, the common stock account for $4,000,000 and the retained earnings account for $17,021,000. Treasury stock and retained earnings at June 30, 2007 are $5,350,700 lower than originally reported in the Current Report on Form 8-K filed July 26, 2007, as a result of the correction of a mathematical error in computing the effect of the retirement.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

Comprehensive Income

The Company’s comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,407	$2,522	$5,001	$4,926
Other comprehensive loss:
Unrealized losses during the period	(1,651)	(1,174)	(1,350)	(1,417)
Less realized gain (loss) during the period	(17)	-	(156)	1
Tax effect	650	458	587	552
Total other comprehensive loss	(1,018) 91,018 0	(716)	(919)	(864)
Comprehensive income	$1,389	$1,806	$4,082	$4,062

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures requirements about fair value measurements. FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non- financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of FAS 159 will have on its financial reporting and disclosures.

Earnings Per Share

A three-for-two common stock split was effected on June 29, 2007, in the form of a 50% stock dividend for the stockholders of record at the close of business on June 18, 2007. Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share (“EPS”) is calculated as net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s stock options, unless anti-dilutive.

The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2007 and 2006 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Net income	$2,407,000	$2,522,000	$5,001,000	$4,926,000
Weighted average common shares outstanding	6,368,388	6,507,963	6,394,746	6,541,619
Basic earnings per common share	$.38	$.39	$.78	$0.75
Diluted Earnings per Share:
Weighted average common shares outstanding	6,368,388	6,507,963	6,394,746	6,541,619
Assumed conversion of stock options	136,371	130,241	136,574	131,775
Diluted weighted average common shares outstanding	6,504,759	6,638,204	6,531,320	6,673,394
Diluted earnings per common share	$.37	$.38	$.77	$0.74

Acquisition

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield Bancorp, Inc. (“Mansfield”) and its wholly-owned subsidiary, Peoples State Bank of Mansfield (“Peoples State Bank”), located in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities and a $9.5 million draw on the Company’s line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples State Bank and Peoples State Bank merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples State Bank ceased to exist and Peoples State Bank’s operations were merged into First Mid Bank’s.
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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of 2006 (in thousands):

	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006
Net interest income	$8,018	$15,871
Provision for loan losses	221	444
Non-interest income	3,472	6,773
Non-interest expense	7,277	14,574
Income before income taxes	3,992	7,626
Income tax expense	1,504	2,659
Net income	$2,488	$4,967

Earnings per share
Basic	$0.38	$0.76
Diluted	$0.38	$0.75

Basic weighted average shares outstanding	6,507,963	6,541,619
Diluted weighted average shares outstanding	6,638,204	6,673,694

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

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,061	3,015	1,961
Core deposit intangibles	5,936	3,048	5,936	2,810
Customer list intangibles	1,904	1,031	1,904	936
	$31,978	$9,900	$31,978	$9,467

Total amortization expense for the six months ended June 30, 2007 and 2006 was as follows (in thousands):

	June 30,
	2007	2006
Intangibles from branch acquisition	$100	$100
Core deposit intangibles	238	134
Customer list intangibles	95	95
	$433	$329

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/07-6/30/07	$433

Estimated amortization expense:
For period 7/01/07-12/31/07	$379
For year ended 12/31/08	$765
For year ended 12/31/09	$735
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2006 and determined that, as of that date, goodwill was not impaired. Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $21.2 million during the first six months of 2007. Other borrowings increased $30.2 million during the six-month period ended June 30, 2007. This increase was primarily due to an increase of $28 million in Federal Home Loan Bank advances which were used to offset the decline in repurchase agreement balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the periods ended, June 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2006 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

Overview

This overview of management’s discussion and analysis highlights selected information in this document and may not contain all of the information that is important to you. For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates which have an impact on the Company’s financial condition and results of operations you should carefully read this entire document.

Net income was $5,001,000 and $4,926,000 and diluted earnings per share was $.77 and $.74 for the six months ended June 30, 2007 and 2006, respectively. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2007 and 2006, compared to the performance ratios for the year ended December 31, 2006:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2007	2006	2006
Return on average assets	1.03%	1.10%	1.07%
Return on average equity	13.06%	13.42%	13.31%
Average equity to average assets	7.89%	8.23%	8.01%

Total assets at June 30, 2007 and December 31, 2006 were $985.5 million and $980.6 million, respectively. The increase in net assets was primarily due to an increase in available-for-sale securities and commercial and agricultural operating loans. Net loan balances were $723.8 million at June 30, 2007, an increase of $8.4 million, or 1.2%, from $715.4 million at December 31, 2006. Total deposit balances decreased to $766.2 million at June 30, 2007 from $770.6 million at December 31, 2006.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.39% for the six months ended June 30, 2007, down from 3.58% for the same period in 2006. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates. Net interest income before the provision for loan losses was $15.3 million compared to net interest income of $14.9 million for the same period in 2006. This increase was due to growth in average earning assets of $70.2 million for the six months ended June 30, 2007.

Noninterest income increased $830,000, or 12.7%, to $7.4 million for the six months ended June 30, 2007 compared to $6.5 million for the six months ended June 30, 2006. The increase in income is primarily due to the acquisition of Mansfield accounts that led to increased service charges and greater ATM and debit card fees.

Noninterest expense increased 8.9%, or $1.2 million, to $14.9 million for the six months ended June 30, 2007 compared to $13.7 million during the same period in 2006. In addition to increases in noninterest expense due to the acquisition of Mansfield, other factors in the expense increase were increased salaries and benefits expense that resulted from merit increases for continuing employees and an increase in legal and professional expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income	Change in Net Income
	2007 versus 2006	2007 versus 2006
	Three months ended June 30	Six months ended June 30
Net interest income	$(105)	$432
Provision for loan losses	2	9
Other income, including securities transactions	131	830
Other expenses	(217)	(1,219)
Income taxes	74	23
Increase (decrease) in net income	$(115)	$75

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.6 million at June 30, 2007, compared to $3.7 million at June 30, 2006 and $3.7 million at December 31, 2006. This increase was primarily due to insufficient cash flow on commercial real estate loans to one borrower which totaled $3.9 million. The Company’s provision for loan losses for the six months ended June 30, 2007 and 2006 was $395,000 and $404,000, respectively. At June 30, 2007, the composition of the loan portfolio remained similar to the same period last year. During the six months ended June 30, 2007, net charge-offs were .03% of average loans compared to .07% for the same period in 2006. Loans secured by both commercial and residential real estate comprised 70% of the loan portfolio as of June 30, 2007 and 2006.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2007 and 2006 was 10.37% and 9.72%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2007 and 2006 was 11.21% and 10.49%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit. The total outstanding commitments at June 30, 2007 and 2006 were $159.4 million and $118.8 million, respectively. This increase is primarily attributable to increases in commercial real estate lines of credit.

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

	Six months ended			Six months ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$303	$8	5.16%	$978	$21	4.33%
Federal funds sold	5,592	143	5.18%	6,340	105	3.34%
Investment securities
Taxable	167,196	4,138	4.95%	150,221	3,225	4.29%
Tax-exempt (1)	16,668	343	4.12%	16,659	359	4.31%
Loans (2)(3)	716,429	24,594	6.92%	661,783	21,800	6.64%
Total earning assets	906,188	29,226	6.50%	835,981	25,510	6.15%
Cash and due from banks	18,838			17,635
Premises and equipment	16,061			15,702
Other assets	35,963			28,041
Allowance for loan losses	(6,041)			(5,247)
Total assets	$971,009			$892,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$263,384	$3,107	2.38%	$233,133	$2,213	1.91%
Savings deposits	62,030	169.55%		61,252	143.47%
Time deposits	330,137	7,416	4.53%	298,978	5,474	3.69%
Securities sold under agreements to repurchase	51,065	1,169	4.62%	50,906	1,011	4.00%
FHLB advances	28,856	695	4.86%	42,321	954	4.55%
Federal funds purchased	3,704	101	5.50%	5,851	95	3.27%
Junior subordinated debt	20,620	783	7.66%	14,069	494	7.08%
Other debt	13,616	449	6.65%	7,392	221	6.03%
Total interest-bearing liabilities	773,412	13,889	3.62%	713,902	10,605	3.00%
Non interest-bearing demand deposits	113,710			98,897
Other liabilities	7,286			5,913
Stockholders' equity	76,601			73,400
Total liabilities & equity	$971,009			$892,112
Net interest income		$15,337			$14,905
Net interest spread			2.88%			3.15%
Impact of non-interest bearing funds			.51%			.43%

Net yield on interest- earning assets			3.39%			3.58%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2007, compared to the same period in 2006 (in thousands):

	For the six months ended June 30,
	2007 compared to 2006
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(13)	$(23)	$10
Federal funds sold	38	(35)	73
Investment securities:
Taxable	913	387	526
Tax-exempt (2)	(16)	-	(16)
Loans (3)	2,794	1,849	945
Total interest income	3,716	2,178	1,538

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	894	309	585
Savings deposits	26	2	24
Time deposits	1,942	610	1,332
Securities sold under
agreements to repurchase	158	3	155
FHLB advances	(259)	(429)	170
Federal funds purchased	6	(89)	95
Junior subordinated debt	289	246	43
Other debt	228	203	25
Total interest expense	3,284	855	2,429
Net interest income	$432	$1,323	$(891)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $.4 million, or 2.9%, to $15.3 million for the six months ended June 30, 2007, from $14.9 million for the same period in 2006. The increase in net interest income was due to growth in earning assets, primarily composed of loan growth, partially offset by a reduction in the net interest margin.

For the six months ended June 30, 2007, average earning assets increased by $70.2 million, or 8.4%, and average interest-bearing liabilities increased $59.5 million, or 8.3%, compared with average balances for the same period in 2006. The changes in average balances for these periods are shown below:

•	Average loans increased by $54.6 million or 8.3%.
•	Average securities increased by $17 million or 10.2%.
•	Average interest-bearing deposits increased by $62.2 million or 10.5%.
•	Average securities sold under agreements to repurchase increased by $.2 million or .4%.
•	Average borrowings and other debt decreased by $2.8 million or 4%.
•	Net interest margin decreased to 3.39% for the first six months of 2007 from 3.58% for the first six months of 2006.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.46% for the first six months of 2007 and 3.62% for the first six months of 2006. The TE adjustments to net interest income for June 30, 2007 and 2006 were $177,000 and $185,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2007 and 2006 was $395,000 and $404,000, respectively. Nonperforming loans were $7.6 million and $3.7 million as of June 30, 2007 and 2006, respectively. Net charge-offs were $113,000 for the six months ended June 30, 2007 compared to $234,000 during the same period in 2006. For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	$ Change	2007	2006	$ Change
Trust	$618	$600	$18	$1,335	$1,209	$126
Brokerage	140	204	(64)	252	296	(44)
Insurance commissions	427	498	(71)	1,126	1,074	52
Service charges	1,444	1,334	110	2,714	2,484	230
Security gains	17	-	17	156	(1)	157
Mortgage banking	133	94	39	254	161	93
Other	767	685	82	1,541	1,325	216
Total other income	$3,546	$3,415	$131	$7,378	$6,548	$830

Following are explanations of the changes in these other income categories for the three months ended June 30, 2007 compared to the same period in 2006:

•
Trust revenues increased $18,000 or 3% to $618,000 from $600,000. Trust assets, at market value, were $449 million at June 30, 2007 compared to $410 million at June 30, 2006. The increase in trust revenues was due to the increase in trust assets and to non-recurring executor and sales fees received in the second quarter of 2007 that were not received in 2006.

•	Revenues from brokerage decreased $64,000 or 31.4% to $140,000 from $204,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions decreased $71,000 or 14.3% to $427,000 from $498,000 due to a decrease in commissions received on sales of business property and casualty insurance received in the second quarter of 2007 compared to the same period in 2006.

•
Fees from service charges increased $110,000 or 8.2% to $1,444,000 from $1,334,000. This was primarily the result of an increase in the number of overdrafts and increased service charges received from deposits accounts acquired from Mansfield.

•	The sale of securities during the three months ended June 30, 2007 resulted in net securities gains of $17,000. There were no securities gains during the three months ended June 30, 2006.

•
Mortgage banking income increased $39,000 or 41.5% to $133,000 from $94,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

•	$14.1 million (representing 122 loans) for the second quarter of 2007.
•	$1.8 million (representing 14 loans) for the second quarter of 2006.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $82,000 or 12% to $767,000 from $685,000. This increase was primarily due to increased ATM service fees.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2007 compared to the same period in 2006:

•
Trust revenues increased $126,000 or 10.4% to $1,335,000 from $1,209,000. Trust assets, at market value, were $449 million at June 30, 2007 compared to $410 million at June 30, 2006. The increase in trust revenues was due to the increase in trust assets and to non-recurring executor and sales fees received in 2007 that were not received in 2006.

•	Revenues from brokerage decreased $44,000 or 14.9% to $252,000 from $296,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $52,000 or 4.8% to $1,126,000 from $1,074,000 due to an increase in commissions received on sales of business property and casualty insurance and greater contingency income received from insurance carriers based upon lower claim experience.

•
Fees from service charges increased $230,000 or 9.3% to $2,714,000 from $2,484,000. This was primarily the result of an increase in the number of overdrafts and increased service charges received from deposits accounts acquired from Mansfield.

•
The sale of securities during the six months ended June 30, 2007 resulted in net securities gains of $156,000 compared to the six months ended June 30, 2006 in which sales of securities resulted in net securities losses of $1,000.

•
Mortgage banking income increased $93,000 or 57.8% to $254,000 from $161,000. This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank. Loans sold balances were as follows:

•	$26.6 million (representing 223 loans) for the first six months of 2007.
•	$7.9 million (representing 76 loans) for the first six months of 2006.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $216,000 or 16.3% to $1,541,000 from $1,325,000. This increase was primarily due to increased ATM service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2007	2006	$ Change	2007	2006	$ Change
Salaries and benefits	$4,008	$3,884	$124	$8,084	$7,447	$637
Occupancy and equipment	1,197	1,198	(1)	2,414	2,334	80
Amortization of intangibles	216	191	25	433	329	104
Stationery and supplies	138	130	8	283	265	18
Legal and professional fees	380	344	36	854	631	223
Marketing and promotion	63	244	(181)	269	420	(151)
Other operating expenses	1,352	1,146	206	2,548	2,240	308
Total other expense	$7,354	$7,137	$217	$14,885	$13,666	$1,219

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2007 compared to the same period in 2006:

•
Salaries and employee benefits, the largest component of other expense, increased $124,000 or 3.2% to $4,008,000 from $3,884,000. This increase is primarily due to merit increases for continuing employees. There were 347 full-time equivalent employees at June 30, 2007 compared to 349 at June 30, 2006.

•	Occupancy and equipment expense decreased $1,000 or .1% to $1,197,000 from $1,198,000.

•
Expense for amortization of intangible assets increased $25,000 or 13.1% to $216,000 from $191,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

•	Other operating expenses increased $206,000 or 18% to $1,352,000 in 2007 from $1,146,000 in 2006 due to increases in various expenses including ATM and bankcard expenses.

•	All other categories of operating expenses decreased a net of $137,000 or 19.1% to $581,000 from $718,000. The increase was primarily due to decreases in marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2007 compared to the same period in 2006:

•
Salaries and employee benefits, the largest component of other expense, increased $637,000 or 8.6% to $8,084,000 from $7,447,000. This increase is due to additional expense as a result of the acquisition of Mansfield and merit increases for continuing employees. There were 347 full-time equivalent employees at June 30, 2007 compared to 349 at June 30, 2006.

•	Occupancy and equipment expense increased $80,000 or 3.4% to $2,414,000 from $2,334,000 due to an increase in occupancy expenses for Mansfield.

•
Expense for amortization of intangible assets increased $104,000 or 31.6% to $433,000 from $329,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

•	Other operating expenses increased $308,000 or 13.8% to $2,548,000 in 2007 from $2,240,000 in 2006 due to increases in various expenses including ATM and bankcard expenses.

•
All other categories of operating expenses increased a net of $90,000 or 6.8% to $1,406,000 from $1,316,000. The increase was primarily due to increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders offset by decreases in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $2,434,000 (32.7% effective tax rate) for the six months ended June 30, 2007, compared to $2,457,000 (33.3% effective tax rate) for the same period in 2006. The change in the effective tax rate in 2007 is due to a $142,000 reduction in the state tax expense accrual as a result of amending the 2003 and 2002 state income tax returns for a greater deduction in enterprise zone interest. This resulted in a $93,000 net reduction in tax expense.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets. The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Real estate - residential	$137,446	$141,935
Real estate - agricultural	59,531	58,853
Real estate - commercial	312,104	309,947
Total real estate - mortgage	509,081	510,735
Commercial and agricultural	166,418	161,085
Installment	51,226	47,017
Other	5,078	4,731
Total loans	$731,803	$723,568

Overall loans increased $8.2 million, or 1.1%. The increase was primarily a result of increases in commercial and agricultural operating loans and installment loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years. This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending. The balance of real estate loans held for sale amounted to $1,817,000 and $2,234,000 as of June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, the Company had loan concentrations in agricultural industries of $107.2 million, or 14.6%, of outstanding loans and $109.7 million, or 15.2%, at December 31, 2006. In addition, the Company had loan concentrations in the following industries as of June 30, 2007 compared to December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Principal balance	% Outstanding loans	Principal balance	% Outstanding loans
Lessors of non-residential buildings	$63,580	8.69%	$39,251	5.53%
Lessors of residential buildings & dwellings	54,207	7.41%	53,057	7.48%
Hotels and motels	28,726	3.93%	28,064	3.96%
Land subdivision	20,781	2.84%	23,839	3.36%

The change in the lessors of non-residential buildings category is due to a change in the classification system used which resulted in several loans being reclassified into this category as well as, increased balances of several loans. The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2007, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate - residential	$56,501	$63,948	$16,997	$137,446
Real estate -- agricultural	14,067	36,455	9,009	59,531
Real estate - commercial	81,273	209,203	21,628	312,104
Total real estate -- mortgage	151,841	309,606	47,634	509,081
Commercial and agricultural	122,179	41,514	2,725	166,418
Installment	24,299	26,651	276	51,226
Other	1,265	2,161	1,652	5,078
Total loans	$299,584	$379,932	$52,287	$731,803
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2007, loans with maturities over one year consisted of approximately $366 million in fixed rate loans and $66 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans. Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$7,602	$3,639
Renegotiated loans which are performing
in accordance with revised terms	25	29
Total nonperforming loans	$7,627	$3,668

The $3,963,000 increase in nonaccrual loans during the six months ended June 30, 2007 resulted from the net of $5,833,000 of additional loans put on nonaccrual status, $1,824,000 of loans brought current or paid-off, $10,000 of loans transferred to other real estate owned and $36,000 of loans charged-off. The increase in loans put on nonaccrual status was primarily due to the addition of commercial real estate loans to one borrower which totaled $3.9 million.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $199,000 and $38,000 for the periods ended June 30, 2007 and 2006, respectively.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the reserve necessary to adequately account for probable losses attributable to current loan exposures. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses. In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty. Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses. Management considers collateral values and guarantees in the determination of such specific allocations. Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio. All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business. The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry. Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2007, the Company’s loan portfolio included $107.2 million of loans to borrowers whose businesses are directly related to agriculture. The balance decreased $2.5 million from $109.7 million at December 31, 2006. While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $28.7 million of loans to motels, hotels and tourist courts. The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region. While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $63.6 million of loans to lessors of non-residential buildings, $54.2 million of loans to lessors of residential buildings and dwellings and $20.8 million of loans to land subdividers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of June 30, 2007 and 2006, and of changes in the allowance for the three and six-month periods ended June 30, 2007 and 2006, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Average loans outstanding, net of unearned income	$721,158	$687,923	$716,429	$661,783
Allowance-beginning of period	6,031	4,729	5,876	4,648
Allowance-beginning of period	-	1,405	-	1,405
Charge-offs:
Real estate-mortgage	10	24	14	48
Commercial, financial & agricultural	60	60	75	183
Installment	21	23	51	27
Other	50	45	84	75
Total charge-offs	141	152	224	333
Recoveries:
Real estate-mortgage	2	2	3	4
Commercial, financial & agricultural	21	-	23	21
Installment	8	4	21	14
Other	28	24	64	60
Total recoveries	59	30	111	99
Net charge-offs (recoveries)	82	122	113	234
Provision for loan losses	209	211	395	404
Allowance-end of period	$6,158	$6,223	$6,158	$6,223
Ratio of annualized net charge-offs to average loans	.05%	.07%	.03%	.07%
Ratio of allowance for loan losses to loans outstanding			.84%	.87%
(less unearned interest at end of period)	.84%	.87%	.84%	.87%
Ratio of allowance for loan losses to nonperforming loans	80.7%	170.0%	80.7%	170.0%

The ratio of the allowance for loan losses to non-performing loans is 80.7% as of June 30, 2007 compared to 170% as of June 30, 2006. The increase in total non-performing loans is the primary factor in the decline in the ratio. The increase in non-performing loans is primarily due to the addition of commercial real estate loans to one borrower that totaled $3.9 million. The loans are secured by one commercial building that is fully leased, two commercial buildings under construction, one subdivision development, and four residential properties. One of the buildings was subsequently sold in July 2007, and proceeds reduced the principal balance by $781,000. Based upon market real estate comparable information, the Company estimates that the probable collateral shortfall on these loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

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

The following table sets forth the amortized cost of the securities as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
	Weighted			Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$130,476	4.87%	$140,924	4.81%
Obligations of states and political subdivisions	17,744	4.16%	16,637	4.17%
Mortgage-backed securities	27,839	5.07%	15,491	4.50%
Other securities	11,980	6.51%	12,505	6.56%
Total securities	$188,039	4.82%	$185,557	4.85%

At June 30, 2007, the Company’s investment portfolio showed an increase of $2.5 million from 2006 due to additional purchases of mortgage-backed securities in the second quarter of 2007 offset by U.S. Treasury and obligations of U.S. government corporations and agencies securities that matured and were not immediately replaced. The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2007 and December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$130,476	$24	$(1,128)	$129,372
Obligations of states and political subdivisions	16,546	47	(207)	16,386
Mortgage-backed securities	27,839	22	(728)	27,133
Federal Home Loan Bank stock	3,727	-	-	3,727
Other securities	8,253	495	-	8,748
Total available-for-sale	$186,841	$588	$(2,063)	$185,366
Held-to-maturity:
Obligations of states and political subdivisions	$1,198	$14	$-	$1,212

December 31, 2006
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$140,924	$545	$(836)	$140,633
Obligations of states and political subdivisions	15,314	161	(19)	15,456
Mortgage-backed securities	15,491	23	(331)	15,183
Federal Home Loan Bank stock	3,727	-	-	3,727
Other securities	8,778	489	-	9,267
Total available-for-sale	$184,234	$1,218	$(1,186)	$184,266
Held-to-maturity:
Obligations of states and political subdivisions	$1,323	$23	$-	$1,346

At June 30, 2007, there were five obligations of states and political subdivisions with a fair value of $1,559,000 and an unrealized loss of $44,000, six mortgage-backed securities with a fair value of $11,632,000 and an unrealized loss of $458,000, and ten obligations of U.S. government agencies with a fair value of $52,594,000 and an unrealized loss of $677,000, in a continuous unrealized loss position for twelve months or more. At June 30, 2006, there were six mortgage-backed securities with a fair value of $15,004,000 and an unrealized loss of $687,000, and eight obligations of U.S. government agencies with a fair value of $43,568,000 and an unrealized loss of $1,349,000, in a continuous unrealized loss position for twelve months or more. This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of June 30, 2007 or 2006 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2007 and the weighted average yield for each range of maturities. Mortgage-backed securities are included based on their weighted average life. All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$36,671	$56,748	$36,101	$956	$130,476
Obligations of state and
political subdivisions	1,554	5,528	4,726	4,738	16,546
Mortgage-backed securities	111	18,320	9,408	-	27,839
Federal Home Loan Bank stock	-	-	-	3,727	3,727
Other securities	-	-	2,500	5,753	8,253
Total investments	$38,336	$80,596	$52,735	$15,174	$186,841

Weighted average yield	4.19%	4.80%	5.47%	5.63%	4.93%
Full tax-equivalent yield	4.26%	4.91%	5.64%	6.21%	4.09%

Held-to-maturity:
Obligations of state and
political subdivisions	$155	$375	$344	$324	$1,198

Weighted average yield	5.45%	5.60%	5.29%	5.47%	5.45%
Full tax-equivalent yield	8.00%	8.24%	7.62%	8.04%	7.98%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate. With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2007.

Investment securities carried at approximately $144,783,000 and $158,547,000 at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits. The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources. The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2007 and for the year ended December 31, 2006 (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$113,710	-	$105,744	-
Interest-bearing	263,383	2.38%	246,035	2.16%
Savings	62,030.55%		62,279.52%
Time deposits	330,137	4.53%	323,283	4.00%
Total average deposits	$769,260	2.80%	$737,341	2.52%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2007 and for the year ended December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
High month-end balances of total deposits	$778,252	$799,002
Low month-end balances of total deposits	756,222	651,392

The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
3 months or less	$48,701	$38,468
Over 3 through 6 months	25,235	20,004
Over 6 through 12 months	16,448	45,532
Over 12 months	9,393	11,896
Total	$99,777	$115,900

During the first six months of 2007, the balance of time deposits of $100,000 or more decreased by approximately $16.1 million. The decrease in balances was primarily attributable to brokered CD balances that matured and were not immediately replaced.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. The balance of brokered CDs was $4.3 million and $22.4 million as of June 30, 2007 and December 31, 2006, respectively. The Company also maintained time deposits for the State of Illinois with balances of $3.0 million as of June 30, 2007 and December 31, 2006. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2007 and December 31, 2006 is presented below (dollars in thousands):

	June 30,	December 31,
	2007	2006
Federal funds purchased	$3,500	$6,800
Securities sold under agreements to repurchase	45,520	66,693
Federal Home Loan Bank advances:
Overnight	-	-
Fixed term - due in one year or less	20,000	7,000
Fixed term - due after one year	28,000	13,000
Debt:
Loans due after one year	16,500	11,000
Junior subordinated debentures	20,620	20,620
Total	$134,140	$125,113
Average interest rate at end of period	4.79%	5.28%

Maximum outstanding at any month-end
Federal funds purchased	$14,100	$6,800
Securities sold under agreements to repurchase	58,983	71,516
Federal Home Loan Bank advances:
Overnight	7,000	19,500
Fixed term - due in one year or less	20,000	7,000
Fixed term - due after one year	28,000	30,000
Debt:
Loans due in one year or less	-	4,500
Loans due after one year	16,500	15,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$3,704	$3,432
Securities sold under agreements to repurchase	51,065	55,389
Federal Home Loan Bank advances:
Overnight	116	6,622
Fixed term - due in one year or less	7,917	6,000
Fixed term - due after one year	20,823	21,441
Debt:
Loans due in one year or less	-	995
Loans due after one year	13,616	9,616
Junior subordinated debentures	20,620	17,367
Total	$117,861	$120,862
Average interest rate during the period	5.42%	5.07%

Securities sold under agreements to repurchase had seasonal declines of $21.2 million during the first six months of 2007. FHLB advances increased $28 million during the six-month period ended June 30, 2007, and were primarily used to offset the decline in repurchase agreement balances.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand. At June 30, 2007 the fixed term advances consisted of $30 million as follows:

•	$10 million advance at 5.32% with a 1-month maturity, matured on July 9, 2007
•	$10 million advance at 5.34% with a 1-month maturity, matured on July 23, 2007
•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly beginning June, 2008
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At June 30, 2007, outstanding debt balances include $16,500,000 on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.51% as of June 30, 2007) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2007 and 2006 and December 31, 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering. The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company. The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (8.16% and 8.17% at June 30, 2007 and December 31, 2006, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2007 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$370	$-	$-	$-	$-	$-	$370	$370
Taxable investment securities	41,636	19,574	14,746	15,839	1,940	75,244	168,979	168,980
Nontaxable investment securities	1,709	1,431	1,728	1,406	861	10,450	17,585	17,598
Loans	334,914	151,767	114,623	59,923	44,728	25,848	731,803	721,294
Total	$378,629	$172,772	$131,097	$77,168	$47,529	$111,542	$918,737	$908,401
Interest-bearing liabilities:
Savings and N.O.W. accounts	$53,816	$10,243	10,688	$15,584	$16,110	$96,574	$203,015	$203,015
Money market accounts	109,420	1,200	1,233	1,599	1,633	8,630	123,715	123,715
Other time deposits	291,631	17,896	8,593	7,206	3,612	91	329,029	329,520
Short-term borrowings/debt	69,020	-	-	-	-	-	69,020	69,038
Long-term borrowings/debt	-	-	26,500	3,000	30,620	5,000	65,120	65,300
Total	$523,887	$29,339	$47,014	$27,389	$51,975	$110,295	$789,899	$790,588
Rate sensitive assets - rate sensitive liabilities	$(145,258)	$143,433	$84,083	$49,779	$(4,446)	$1,247	$128,838
Cumulative GAP	$(145,258)	$(1,825)	$82,258	$132,037	$127,591	$128,838

Cumulative amounts as % of total rate sensitive assets	-15.8%	15.6%	9.2%	5.4%	-0.5%	0.1%
Cumulative Ratio	-15.8%	-0.2%	9.0%	14.4%	13.9%	14.0%

The static GAP analysis shows that at June 30, 2007, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income. Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At June 30, 2007, the Company’s stockholders' equity had increased $1,381,000, or 1.8%, to $77,167,000 from $75,786,000 as of December 31, 2006. During the first six months of 2007, net income contributed $5,001,000 to equity before the payment of dividends to common stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $919,000, net of tax. Additional purchases of treasury stock (125,605 shares at an average cost of $27.74 per share) decreased stockholders’ equity by approximately $3,484,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4%, and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth. All other institutions are required to maintain a minimum leverage ratio of 4%. Management believes that, as of June 30, 2007 and December 31, 2006, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2007, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2007
Total Capital (to risk-weighted assets)
Company	$82,147	11.21%	$58,639	> 8.00%	N/A	N/A
First Mid Bank	91,428	12.60%	58,069	> 8.00%	$72,587	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	75,989	10.37%	29,319	> 4.00%	N/A	N/A
First Mid Bank	85,270	11.75%	29,035	> 4.00%	43,552	> 6.00%

Tier 1 Capital (to average assets)
Company	75,989	8.00%	37,974	> 4.00%	N/A	N/A
First Mid Bank	85,270	9.03%	37,754	> 4.00%	47,192	> 5.00%

December 31, 2006
Total Capital (to risk-weighted assets)
Company	$79,132	10.91%	$58,019	> 8.00%	N/A	N/A
First Mid Bank	85,008	11.83	57,492	> 8.00%	$71,866	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	73,256	10.10	29,009	> 4.00%	N/A	N/A
First Mid Bank	79,132	11.01	28,746	> 4.00%	43,119	> 6.00%

Tier 1 Capital (to average assets)
Company	73,256	7.56	38,754	> 4.00%	N/A	N/A
First Mid Bank	79,132	8.21	38,549	> 4.00%	48,187	> 5.00%

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

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”). The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which has a ten-year term that expires October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders. Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company or otherwise participate in the financial success of the Company, on the terms and conditions established herein. A maximum of 200,000 shares may be issued under the SI Plan. As of June 30, 2007, no shares have been awarded.

Stock Split

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend for all shareholders of record as of June 18, 2007. Accordingly, an entry was made for $9,493,000 to the common stock and retained earnings accounts. Par value remained at $4 per share. All current and prior period share and per share amounts have been restated giving retroactive recognition to the stock split.

Stock Repurchase Program

On August 5, 1998, the Company announced a stock repurchase program for up to 3%, or $2 million of its common stock. In March 2000, the Board of directors approved the repurchase of an additional 5%, or $4.2 million of the Company’s common stock. In September 2001, the Board of directors approved the repurchase of $3 million of additional shares of the Company’s common stock and in August 2002, the Board of directors approved the repurchase of $5 million of additional shares of the Company’s common stock. In September 2003, the Board of directors approved the repurchase of $10 million of additional shares of the Company’s common stock. On April 27, 2004, the Board of directors approved the repurchase of an additional $5 million of shares of the Company’s common stock. On August 23, 2005 the Board of directors approved the repurchase of an additional $5 million of shares of the Company’s common stock, on August 22, 2006 the Board of directors approved the repurchase of an additional $5 million of shares of the Company’s common stock and on February 27, 2007 the Board of directors approved the repurchase of an additional $5 million of shares of the Company’s common stock, bringing the aggregate total of purchases authorized on June 30, 2007 to $44.2 million of the Company’s common stock.

During the six-month period ending June 30, 2007, the Company repurchased 125,605 shares at a total cost of approximately $3,484,000. Since 1998, the Company has repurchased a total of 2,240,123 shares at a total price of approximately $40,387,000. As of June 30, 2007, the Company was authorized per all repurchase programs to purchase $3,820,000 in additional shares.

Treasury Stock

On May 23, 2007, the Company retired 1,500,000 shares of its treasury stock, of which cost was determined using the first-in, first-out method. Accordingly, an entry was made to the treasury stock account for $21,021,000, the common stock account for $4,000,000 and the retained earnings account for $17,021,000.

The $17,670,000 decrease in treasury stock during the six months ended June 30, 2007 resulted from the net of $3,484,000 purchases of additional treasury shares, $133,000 of changes in book value of deferred compensation shares, and $21,021,000 cost of treasury shares retired.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

•
First Mid Bank has $23.5 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago, $1 million from Illinois Bankers’ Bank, and $12.5 million from The Northern Trust Company. Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets. As of June 30, 2007, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At June 30, 2007, the excess collateral at the FHLB would support approximately $75.6 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2007, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $16.5 million and $6 million in available funds.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2007 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$329,029	$291,571	$26,549	$10,818	$91
Debt	37,120	-	16,500	-	20,620
Other borrowings	93,520	73,020	17,500	3,000	-
Operating leases	3,506	471	856	765	1,414
Supplemental retirement	812	50	100	100	562
	$463,987	$365,112	$61,505	$14,683	$22,687

For the six-month period ended June 30, 2007, net cash of $7.5 million and $.2 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $10.2 million. In total, cash and cash equivalents decreased by $2.5 million since year-end 2006.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2007 and December 31, 2006 were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Unused commitments and lines of credit:
Commercial real estate	$58,217	$32,197
Commercial operating	51,058	50,453
Home equity	17,827	17,021
Other	27,141	26,971
Total	$154,243	$126,642

Standby letters of credit	$5,149	$5,244

Commitments to originate credit represent approved commercial, residential real estate and home equity loans that generally are expected to be funded within ninety days. Lines of credit are agreements by which the Company agrees to provide a borrowing accommodation up to a stated amount as long as there is no violation of any condition established in the loan agreement. Both commitments to originate credit and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the lines and some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The increase in commercial real estate unused commitments and lines of credit are primarily due to seasonal increases in construction loan commitments and lines of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. Further, there have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 -- April 30, 2007	-	$-	-	$4,296,000
May 1, 2007 -- May 31, 2007	13,198	$27.44	13,198	$3,934,000
June 1, 2007 - June 30, 2007	4,120	$27.61	4,120	$3,820,000
Total	17,318	$27.48	17,318	$3,820,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held May 23, 2007. At the meeting, Charles A. Adams, Daniel E. Marvin, Jr. and Ray Anthony Sparks were elected to serve as Class III directors with terms expiring in 2010. Continuing Class I directors (terms expiring 2008) are Kenneth R. Diepholz, Gary W. Melvin and Steven L. Grissom and continuing Class II directors (terms expiring 2009) are Joseph R. Dively, Sara Jane Preston and William S. Rowland. The stockholders also approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan.

There were 4,246,941 issued and outstanding shares of common stock at the time of the Annual Meeting. The voting at the meeting, on the matters listed above, was as follows:

Election of Directors:
	For	Withheld
Charles A. Adams	3,625,812	17,003
Daniel E. Marvin, Jr.	3,587,298	55,516
Ray Anthony Sparks	3,628,714	14,100

Approval of the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan :
For	Against	Abstain
3,413,328	94,009	19,606

All share amounts stated above are as of the meeting date and are not adjusted for the subsequent three-for-two stock split effected on June 29, 2007.

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

Date: August 7, 2007

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