Form 10-Q
period 2007-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2007-11-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or
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

As of November 7, 2007, 6,291,336 common shares, $4.00 par value, were outstanding.

        --

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks:
Non-interest bearing	$22,406	$20,266
Interest bearing	193	200
Federal funds sold	12,780	1,370
Cash and cash equivalents	35,379	21,836
Investment securities:
Available-for-sale, at fair value	188,783	179,108
Held-to-maturity, at amortized cost (estimated fair value of $1,211 and
$1,346 at September 30, 2007 and December 31, 2006, respectively)	1,198	1,323
Loans held for sale	1,459	2,234
Loans	740,591	721,334
Less allowance for loan losses	(6,136)	(5,876)
Net loans	734,455	715,458
Interest receivable	8,893	8,417
Premises and equipment, net	15,761	16,293
Goodwill, net	17,363	17,363
Intangible assets, net	4,519	5,148
Other assets	12,798	13,379
Total assets	$1,020,608	$980,559
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$114,759	$121,405
Interest bearing	676,142	649,190
Total deposits	790,901	770,595
Securities sold under agreements to repurchase	58,892	66,693
Interest payable	2,466	2,445
Other borrowings	64,000	37,800
Junior subordinated debentures	20,620	20,620
Other liabilities	4,647	6,620
Total liabilities	941,526	904,773
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,125,713 shares in 2007 and 8,552,886 shares in 2006	28,503	22,808
Additional paid-in capital	23,147	21,261
Retained earnings	48,400	68,625
Deferred compensation	2,531	2,629
Accumulated other comprehensive income	237	19
Less treasury stock at cost, 814,120 shares in 2007
and 2,121,269 shares in 2006	(23,736)	(39,556)
Total stockholders’ equity	79,082	75,786
Total liabilities and stockholders’ equity	$1,020,608	$980,559

See accompanying notes to unaudited condensed consolidated financial statements.

        --

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$12,971	$12,369	$37,565	$34,169
Interest on investment securities	2,293	2,353	6,774	5,937
Interest on federal funds sold	25	78	168	183
Interest on deposits with other financial institutions	4	4	12	25
Total interest income	15,293	14,804	44,519	40,314
Interest expense:
Interest on deposits	5,538	5,261	16,230	13,091
Interest on securities sold under agreements
to repurchase	631	654	1,800	1,665
Interest on other borrowings	839	620	2,084	1,890
Interest on subordinated debentures	394	426	1,177	920
Total interest expense	7,402	6,961	21,291	17,566
Net interest income	7,891	7,843	23,228	22,748
Provision for loan losses	203	171	598	575
Net interest income after provision for loan losses	7,891	7,843	23,228	22,748
Other income:
Trust revenues	589	592	1,924	1,801
Brokerage commissions	119	122	371	418
Insurance commissions	447	361	1,573	1,343
Service charges	1,438	1,413	4,152	3,897
Securities gains, net	55	67	211	66
Mortgage banking revenue, net	146	127	400	288
Other	819	686	2,360	2,011
Total other income	3,613	3,368	10,991	9,824
Other expense:
Salaries and employee benefits	4,134	4,036	12,218	11,391
Net occupancy and equipment expense	1,230	1,236	3,644	3,570
Amortization of intangible assets	196	216	629	545
Stationery and supplies	139	165	422	430
Legal and professional	421	374	1,275	1,005
Marketing and promotion	353	240	622	660
Other	1,100	1,106	3,648	3,346
Total other expense	7,573	7,373	22,458	20,947
Income before income taxes	3,728	3,667	11,163	11,050
Income taxes	1,259	1,234	3,693	3,691
Net income	$2,469	$2,433	$7,470	$7,359

Per share data:
Basic earnings per share	$0.39	$0.38	$1.17	$1.13
Diluted earnings per share	$0.38	$0.37	$1.15	$1.11
Cash dividends per share	$-	$-	$0.19	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

        --

Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2007	2006
Cash flows from operating activities:
Net income	$7,470	$7,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	598	575
Depreciation, amortization and accretion, net	1,363	1,220
Stock-based compensation expense	43	135
Gains on sale of securities, net	(211)	(66)
(Gains) losses on sale of other real property owned, net	(16)	30
Gains on sale of loans held for sale, net	(456)	(341)
Origination of loans held for sale	(38,825)	(23,829)
Proceeds from sale of loans held for sale	40,056	24,746
Increase in other assets	(547)	(2,307)
Increase (decrease) in other liabilities	(831)	680
Net cash provided by operating activities	8,644	8,202
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	13,012	12,989
Proceeds from maturities of securities available-for-sale	36,059	47,750
Proceeds from maturities of securities held-to-maturity	125	120
Purchases of securities available-for-sale	(57,692)	(48,479)
Net increase in loans	(19,595)	(34,279)
Purchases of premises and equipment	(688)	(1,096)
Proceeds from sales of other real property owned	1,111	324
Payment related to acquisition, net of cash and cash equivalents acquired	-	(12,062)
Net cash used in investing activities	(27,668)	(34,733)
Cash flows from financing activities:
Net increase in deposits	20,306	33,571
Decrease in federal funds purchased	(6,800)	(800)
Decrease in repurchase agreements	(7,801)	(12,349)
Proceeds from short term FHLB advances	59,000	75,600
Repayment of short term FHLB advances	(51,000)	(99,600)
Proceeds from long term FHLB advances	20,000	15,000
Proceeds from short term debt	-	500
Proceeds from long term debt	8,000	15,000
Repayment of short term debt	-	(6,000)
Repayment of long term debt	(3,000)	-
Issuance of junior subordinated debentures	-	10,310
Proceeds from issuance of common stock	673	723
Purchase of treasury stock	(5,299)	(5,303)
Dividends paid on common stock	(1,512)	(1,514)
Net cash provided by financing activities	32,567	25,138
Increase (decrease) in cash and cash equivalents	13,543	(1,393)
Cash and cash equivalents at beginning of period	21,836	19,557
Cash and cash equivalents at end of period	$35,379	$18,164

        --

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21,270	$16,762
Income taxes	3,393	3,860
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned	409	487
Dividends reinvested in common stock	791	757
Net tax benefit related to option and deferred compensation plans	582	273

See accompanying notes to unaudited condensed consolidated financial statements.

        --

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2007 and 2006, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2007 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007. The Company operates as a one-segment entity for financial reporting purposes.

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

Stock Plans

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”).  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein in the SI Plan.

A maximum of 300,000 shares may be issued under the SI Plan.  As of September 30, 2007, no shares have been awarded.

Stock Split

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend for all shareholders of record as of June 18, 2007. Accordingly, an entry was made for $9,493,000 to increase the common stock account and decrease the retained earnings account. Par value remained at $4 per share.  All current and prior period share and per share amounts have been restated giving retroactive recognition to the stock split.

Treasury Stock

On May 23, 2007, the Company retired 1,500,000 shares of its treasury stock (after adjustment for stock split), the cost of which was determined using the first-in, first-out method.  Accordingly, an entry was made to decrease the treasury stock account for $21,021,000, the common stock account for $4,000,000 and the retained earnings account for $17,021,000.

Website

The Company maintains a website at www.firstmid.com. All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

        --

Comprehensive Income

The Company’s comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,469	$2,433	$7,470	$7,359
Other comprehensive income:
Unrealized gains during the period	1,918	2,445	568	1,028
Less realized gains during the period	(55)	(67)	(211)	(66)
Tax effect	(726)	(927)	(139)	(375)
Total other comprehensive income	1,137	1,451	218	587
Comprehensive income	$3,606	$3,884	$7,688	$7,946

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities.  FAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. Generally Accepted Accounting Principles and expands disclosures requirements about fair value measurements.  FAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of FAS 157 will have on its financial reporting and disclosures.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact, if any, the adoption of FAS 159 would have on its financial reporting and disclosures.

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

        --

The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Net income	$2,469,000	$2,433,000	$7,470,000	$7,359,000
Weighted average common shares outstanding	6,343,669	6,486,375	6,377,533	6,523,002
Basic earnings per common share	$.39	$.38	$1.17	$1.13
Diluted Earnings per Share:
Weighted average common shares outstanding	6,343,669	6,486,375	6,377,533	6,523,002
Assumed conversion of stock options	131,010	118,367	133,709	131,069
Diluted weighted average common shares outstanding	6,474,679	6,604,742	6,511,242	6,654,071
Diluted earnings per common share	$.38	$.37	$1.15	$1.11

Stock options for 94,500 shares of common stock were not considered in computing diluted earnings per share for 2007 because they were anti-dilutive.

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

        --

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments, issuance of trust preferred securities and bank loan, had the acquisition taken place at the beginning of 2006 (in thousands):

	For the three months ended	For the nine months ended
	September 30, 2006	September 30, 2006
Net interest income	$7,839	$23,710
Provision for loan losses	171	615
Non-interest income	3,276	10,049
Non-interest expense	7,281	21,855
Income before income taxes	3,663	11,289
Income tax expense	1,233	3,892
Net income	$2,430	$7,397

Earnings per share
Basic	$0.37	$1.13
Diluted	$0.36	$1.11

Basic weighted average shares outstanding	6,486,375	6,523,002
Diluted weighted average shares outstanding	6,604,742	6,654,071

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

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,111	3,015	1,961
Core deposit intangibles	5,936	3,146	5,936	2,810
Customer list intangibles	1,904	1,079	1,904	936
	$31,978	$10,096	$31,978	$9,467

        --

Total amortization expense for the nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	September 30,
	2007	2006
Intangibles from branch acquisition	$150	$151
Core deposit intangibles	336	251
Customer list intangibles	143	143
	$629	$545

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/07-9/30/07	$629

Estimated amortization expense:
For period 10/01/07-12/31/07	$191
For year ended 12/31/08	$765
For year ended 12/31/09	$735
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2007 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances and the purchases of mortgages through the MPF Program.  With regard to dividends, the Federal Home Loan Bank will continue to access their dividend capacity each quarter and make appropriate request for approval.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $7.8 million during the first nine months of 2007. Other borrowings increased $26.2 million during the nine-month period ended September 30, 2007. This increase was primarily due to an increase of $28 million in Federal Home Loan Bank advances which were used to offset the decline in federal funds purchased and repurchase agreement balances.

        --

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine month periods ended, September 30, 2007 and 2006.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Properties

On September 29, 2007, the Company closed its facilities located at 435 South Hamilton, Sullivan, Illinois in the IGA and at 220 North Highway Avenue, DeLand, Illinois. The customers and operations of both of these facilities were moved to other facilities in Sullivan and Monticello, Illinois. The Company does not expect the closing or moving of these facilities to have a material impact on its other operations or on its financial reporting and disclosures.

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

Net income was $7,470,000 and $7,359,000 and diluted earnings per share was $1.15 and $1.11 for the nine months ended September 30, 2007 and 2006, respectively. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2007 and 2006, compared to the performance ratios for the year ended December 31, 2006:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2007	2006	2006
Return on average assets	1.02%	1.06%	1.07%
Return on average equity	12.92%	13.25%	13.31%
Average equity to average assets	7.88%	8.01%	8.01%

Total assets at September 30, 2007 and December 31, 2006 were $1,020.6 million and $980.6 million, respectively. The increase in net assets was primarily due to an increase in federal funds sold, available-for-sale securities and commercial real estate and commercial and agricultural operating loans.  Net loan balances were $734.5 million at September 30, 2007, an increase of $19 million, or 2.7%, from $715.5 million at December 31, 2006. Total deposit balances increased to $790.9 million at September 30, 2007 from $770.6 million at December 31, 2006.

        --

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.39% for the nine months ended September 30, 2007, down from 3.52% for the same period in 2006. The decrease in the net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates.  Net interest income before the provision for loan losses was $23.2 million compared to net interest income of $22.7 million for the same period in 2006. The increase was due to growth in average earning assets of $51 million for the nine months ended September 30, 2007 compared to the same period in 2006.

Noninterest income increased $1.2 million, or 11.9%, to $11 million for the nine months ended September 30, 2007 compared to $9.8 million for the nine months ended September 30, 2006. The increase in income is primarily due to the acquisition of Mansfield accounts that led to increased service charges and greater ATM and debit card fees.

Noninterest expense increased 7.2%, or $1.5 million, to $22.4 million for the nine months ended September 30, 2007 compared to $20.9 million during the same period in 2006.  In addition to increases in noninterest expense due to the acquisition of Mansfield, other factors in the expense increase were increased salaries and benefits expense that resulted from merit increases for continuing employees and an increase in legal and professional expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2007 versus 2006	2007 versus 2006
	Three months ended September 30	Nine months ended September 30
Net interest income	$62	$494
Provision for loan losses	(32)	(23)
Other income, including securities transactions	231	1,153
Other expenses	(200)	(1,511)
Income taxes	(25)	(2)
Increase (decrease) in net income	$36	$111

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.1 million at September 30, 2007, compared to $3.6 million at September 30, 2006 and $3.7 million at December 31, 2006.  This increase was primarily due to insufficient cash flow on commercial real estate loans to one borrower which totaled $3 million. The Company’s provision for loan losses for the nine months ended September 30, 2007 and 2006 was $598,000 and $575,000, respectively.  At September 30, 2007, the composition of the loan portfolio remained similar to the same period last year. During the nine months ended September 30, 2007, annualized net charge-offs were .06% of average loans compared to .13% for the same period in 2006. Loans secured by both commercial and residential real estate comprised 70% of the loan portfolio as of September 30, 2007 and 2006.

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board.  The draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances and the purchases of mortgages through the MPF Program.  With regard to dividends, the Federal Home Loan Bank will continue to access their dividend capacity each quarter and make appropriate for approval.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2007 and 2006 was 10.34% and 9.98%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2007 and 2006 was 11.16% and 10.80%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2007 and 2006 were $148 million and $125.7 million, respectively.  This increase is primarily attributable to increases in commercial real estate lines of credit.

        --

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

        --

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

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$310	$12	5.10%	$789	$25	4.24%
Federal funds sold	4,389	168	5.12%	4,738	183	5.16%
Investment securities
Taxable	167,375	6,249	4.98%	157,008	5,357	4.55%
Tax-exempt (1)	16,945	525	4.13%	17,834	580	4.34%
Loans (2)(3)	723,696	37,565	6.94%	681,362	34,169	6.70%
Total earning assets	912,715	44,519	6.52%	861,731	40,314	6.25%
Cash and due from banks	19,088			19,611
Premises and equipment	15,977			16,075
Other assets	36,403			28,141
Allowance for loan losses	(6,090)			(5,708)
Total assets	$978,093			$919,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$265,489	$4,784	2.41%	$238,329	$3,734	2.09%
Savings deposits	61,447	261	.57%	62,715	238	.51%
Time deposits	329,235	11,185	4.54%	316,478	9,119	3.85%
Securities sold under agreements to repurchase	52,383	1,800	4.59%	52,510	1,665	4.24%
FHLB advances	33,147	1,226	4.95%	37,872	1,291	4.56%
Federal funds purchased	3,714	153	5.50%	3,393	129	5.08%
Junior subordinated debt	20,620	1,177	7.63%	16,229	920	7.58%
Other debt	14,361	705	6.57%	10,102	470	6.22%
Total interest-bearing liabilities	780,396	21,291	3.65%	737,628	17,566	3.18%
Non interest-bearing demand deposits	113,335			101,715
Other liabilities	7,275			6,460
Stockholders' equity	77,087			74,047
Total liabilities & equity	$978,093			$919,850
Net interest income		$23,228			$22,748
Net interest spread			2.87%			3.07%
Impact of non-interest bearing funds			.52%			.45%

Net yield on interest- earning assets			3.39%			3.52%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

        --

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2007, compared to the same period in 2006 (in thousands):

	For the nine months ended September 30,
	2007 compared to 2006
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(13)	$(20)	$7
Federal funds sold	(15)	(14)	(1)
Investment securities:
Taxable	892	367	525
Tax-exempt (2)	(55)	(28)	(27)
Loans (3)	3,396	2,154	1,242
Total interest income	4,205	2,459	1,746

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	1,050	448	602
Savings deposits	23	(7)	30
Time deposits	2,066	379	1,687
Securities sold under
agreements to repurchase	135	(6)	141
FHLB advances	(65)	(214)	149
Federal funds purchased	24	13	11
Junior subordinated debt	257	251	6
Other debt	235	208	27
Total interest expense	3,725	1,072	2,653
Net interest income	$480	$1,387	$(907)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $.5 million, or 2.1%, to $23.2 million for the nine months ended September 30, 2007, from $22.7 million for the same period in 2006. The increase in net interest income was due to growth in earning assets, primarily composed of loan growth, partially offset by a reduction in the net interest margin.

For the nine months ended September 30, 2007, average earning assets increased by $51 million, or 5.9%, and average interest-bearing liabilities increased $42.8 million, or 5.8%, compared with average balances for the same period in 2006. The changes in average balances for these periods are shown below:

•	Average loans increased by $42.3 million or 6.2%.

•	Average securities increased by $9.5 million or 5.4%.

•	Average interest-bearing deposits increased by $38.6 million or 6.3%.

•	Average securities sold under agreements to repurchase decreased by $.1 million or .2%.

•	Average borrowings and other debt increased by $4.2 million or 6.2%.

•	Net interest margin decreased to 3.39% for the first nine months of 2007 from 3.52% for the first nine months of 2006.

        --

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.45% for the first nine months of 2007 and 3.57% for the first nine months of 2006. The TE adjustments to net interest income for September 30, 2007 and 2006 were $270,000 and $299,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2007 and 2006 was $598,000 and $575,000, respectively.  Nonperforming loans were $7.1 million and $3.6 million as of September 30, 2007 and 2006, respectively.  Net charge-offs were $338,000 for the nine months ended September 30, 2007 compared to $652,000 during the same period in 2006.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	$ Change	2007	2006	$ Change
Trust	$589	$592	$(3)	$1,924	$1,801	$123
Brokerage	119	122	(3)	371	418	(47)
Insurance commissions	447	361	86	1,573	1,343	230
Service charges	1,438	1,413	25	4,152	3,897	255
Security gains	55	67	(12)	211	66	145
Mortgage banking	146	127	19	400	288	112
Other	819	686	133	2,360	2,011	349
Total other income	$3,613	$3,368	$245	$10,991	$9,824	$1,167

Following are explanations of the changes in these other income categories for the three months ended September 30, 2007 compared to the same period in 2006:

•	Trust revenues decreased $3,000 or .5% to $589,000 from $592,000. Trust assets, at market value, were $453 million at September 30, 2007 compared to $423 million at September 30, 2006.

•	Revenues from brokerage decreased $3,000 or 2.5% to $119,000 from $122,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $86,000 or 23.8% to $447,000 from $361,000 due to the increase in commissions received on sales of business property and casualty insurance in the third quarter of 2007 compared to the same period in 2006.

•
Fees from service charges increased $25,000 or 1.8% to $1,438,000 from $1,413,000.  This was primarily the result of an increase in the number of overdrafts and increased service charges received from deposits accounts acquired from Mansfield.

•
The sale of securities during the three months ended September 30, 2007 resulted in net securities gains of $55,000 compared to the three months ended September 30, 2006 which resulted in net securities gains of $67,000.

•
Mortgage banking income increased $19,000 or 15% to $146,000 from $127,000.  This increase was primarily due to the increased volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances were as follows:

•	$13 million (representing 118 loans) for the third quarter of 2007.
•	$10.4 million (representing 103 loans) for the third quarter of 2006.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $133,000 or 19.4% to $819,000 from $686,000. This increase was primarily due to increased ATM and debit card service fees.

        --

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2007 compared to the same period in 2006:

•
Trust revenues increased $123,000 or 6.8% to $1,924,000 from $1,801,000.  Trust assets, at market value, were $453 million at September 30, 2007 compared to $423 million at September 30, 2006.  The increase in trust revenues was due to the increase in trust assets and to non-recurring executor and sales fees received in 2007 that were not received in 2006.

•	Revenues from brokerage decreased $47,000 or 11.2% to $371,000 from $418,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $230,000 or 17.1% to $1,573,000 from $1,343,000 due to an increase in commissions received on sales of business property and casualty insurance and greater contingency income received from insurance carriers based upon lower claim experience.

•
Fees from service charges increased $255,000 or 6.5% to $4,152,000 from $3,897,000.  This was primarily the result of an increase in the number of overdrafts and increased service charges received from deposits accounts acquired from Mansfield.

•
The sale of securities during the nine months ended September 30, 2007 resulted in net securities gains of $211,000 compared to the nine months ended September 30, 2006 in which sales of securities resulted in net securities gains of $66,000.

•
Mortgage banking income increased $112,000 or 38.9% to $400,000 from $288,000.  This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances were as follows:

•	$39.6 million (representing 341 loans) for the first nine months of 2007.
•	$24.4 million (representing 241 loans) for the first nine months of 2006.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $349,000 or 17.4% to $2,360,000 from $2,011,000. This increase was primarily due to increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2007	2006	$ Change	2007	2006	$ Change
Salaries and benefits	$4,134	$4,036	$98	$12,218	$11,391	$827
Occupancy and equipment	1,230	1,236	(6)	3,644	3,570	74
Amortization of intangibles	196	216	(20)	629	545	84
Stationery and supplies	139	165	(26)	422	430	(8)
Legal and professional fees	421	374	47	1,275	1,005	270
Marketing and promotion	353	240	113	622	660	(38)
Other operating expenses	1,100	1,106	(6)	3,648	3,346	302
Total other expense	$7,573	$7,373	$200	$22,458	$20,947	$1,511

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2007 compared to the same period in 2006:

•
Salaries and employee benefits, the largest component of other expense, increased $98,000 or 2.4% to $4,134,000 from $4,036,000.  This increase is primarily due to merit increases for continuing employees.  There were 349 full-time equivalent employees at September 30, 2007 compared to 342 at September 30, 2006.

•	Occupancy and equipment expense decreased $6,000 or .5% to $1,230,000 from $1,236,000.

        --

•
Expense for amortization of intangible assets decreased $20,000 or 9.3% to $196,000 from $216,000 due to complete amortization of one core deposit intangible in July, offset by the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

•	Other operating expenses decreased $6,000 or .5% to $1,100,000 in 2007 from $1,106,000 in 2006.

•	All other categories of operating expenses increased a net of $134,000 or 17.2% to $913,000 from $779,000. The increase was primarily due to increases in marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2007 compared to the same period in 2006:

•
Salaries and employee benefits, the largest component of other expense, increased $827,000 or 7.3% to $12,218,000 from $11,391,000.  This increase is due to additional expense as a result of the acquisition of Mansfield and merit increases for continuing employees.

•	Occupancy and equipment expense increased $74,000 or 2.1% to $3,644,000 from $3,570,000 due to an increase in occupancy expenses for Mansfield.

•
Expense for amortization of intangible assets increased $84,000 or 15.4% to $629,000 from $545,000 due to the additional core deposit intangible amortization expense resulting from the acquisition of Mansfield offset by complete amortization of one core deposit intangible in July 2007.

•	Other operating expenses increased $302,000 or 9% to $3,648,000 in 2007 from $3,346,000 in 2006 due to increases in various expenses including ATM and bankcard expenses.

•
All other categories of operating expenses increased a net of $224,000 or 10.7% to $2,319,000 from $2,095,000. The increase was primarily due to increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders offset by decreases in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $3,693,000 (33.1% effective tax rate) for the nine months ended September 30, 2007, compared to $3,691,000 (33.4% effective tax rate) for the same period in 2006.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Real estate – residential	$137,975	$141,935
Real estate – agricultural	60,904	58,853
Real estate – commercial	318,003	309,947
Total real estate – mortgage	516,882	510,735
Commercial and agricultural	166,263	161,085
Installment	53,713	47,017
Other	5,192	4,731
Total loans	$742,050	$723,568

        --

Overall loans increased $18.5 million, or 2.6%.  The increase was primarily a result of increases in commercial real estate, commercial and agricultural operating loans and installment loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $1,459,000 and $2,234,000 as of September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007, the Company had loan concentrations in agricultural industries of $109.7 million, or 14.8%, of outstanding loans and $109.7 million, or 15.2%, at December 31, 2006.  In addition, the Company had loan concentrations in the following industries as of September 30, 2007 compared to December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$66,218	8.92%	$39,251	5.53%
Lessors of residential buildings & dwellings	54,436	7.34%	53,057	7.48%
Hotels and motels	29,509	3.98%	28,064	3.96%
Land subdivision	20,091	2.71%	23,839	3.36%

The change in the lessors of non-residential buildings category is due to a change in the classification system used which resulted in several loans being reclassified into this category, as well as increased balances of several loans. The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2007, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$62,349	$60,138	$15,488	$137,975
Real estate -- agricultural	15,080	36,759	9,065	60,904
Real estate – commercial	92,139	205,229	20,635	318,003
Total real estate -- mortgage	169,568	302,126	45,188	516,882
Commercial and agricultural	121,616	41,822	2,825	166,263
Installment	25,515	27,946	252	53,713
Other	1,356	2,348	1,488	5,192
Total loans	$318,055	$374,242	$49,753	$742,050
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2007, loans with maturities over one year consisted of approximately $360 million in fixed rate loans and $64 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

        --

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Nonaccrual loans	$7,105	$3,639
Renegotiated loans which are performing
in accordance with revised terms	23	29
Total nonperforming loans	$7,128	$3,668

The $3,466,000 increase in nonaccrual loans during the nine months ended September 30, 2007 resulted from the net of $5,269,000 of additional loans put on nonaccrual status, $1,626,000 of loans brought current or paid-off, $141,000 of loans transferred to other real estate owned and $36,000 of loans charged-off. The increase in loans put on nonaccrual status was primarily due to the addition of commercial real estate loans to one borrower which totaled $3 million.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $95,000 and $0 for the three-month periods ended September 30, 2007 and 2006, respectively and $364,000 and $65,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At September 30, 2007, the Company’s loan portfolio included $109.7 million of loans to borrowers whose businesses are directly related to agriculture.  The balance did not change from $109.7 million at December 31, 2006.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $29.5 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $66.2 million of loans to lessors of non-residential buildings, $54.4 million of loans to lessors of residential buildings and dwellings and $20.1 million of loans to land subdividers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

        --

Analysis of the allowance for loan losses as of September 30, 2007 and 2006, and of changes in the allowance for the three and nine-month periods ended September 30, 2007 and 2006, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Average loans outstanding, net of unearned income	$737,994	$717,966	$723,696	$681,362
Allowance-beginning of period	6,158	$6,223	5,876	$4,648
Allowance of Mansfield acquired in business combination	-	-	-	1,405
Charge-offs:
Real estate-mortgage	127	25	141	73
Commercial, financial & agricultural	85	332	160	515
Installment	34	71	85	98
Other	72	60	156	135
Total charge-offs	318	488	542	821
Recoveries:
Real estate-mortgage	5	2	8	6
Commercial, financial & agricultural	24	2	47	23
Installment	6	25	27	39
Other	58	41	122	101
Total recoveries	93	70	204	169
Net charge-offs (recoveries)	225	418	338	652
Provision for loan losses	203	171	598	575
Allowance-end of period	$6,136	$5,976	$6,136	$5,976
Ratio of annualized net charge-offs to average loans	.12%	.23%	.06%	.13%
Ratio of allowance for loan losses to loans outstanding			.84%
(less unearned interest at end of period)	.83%	.82%	.83%	.82%
Ratio of allowance for loan losses to nonperforming loans	86.1%	164.3%	86.1%	164.3%

The ratio of the allowance for loan losses to non-performing loans is 86.1% as of September 30, 2007 compared to 164.3% as of September 30, 2006.  The increase in total non-performing loans is the primary factor in the decline in the ratio.  The increase in non-performing loans is primarily due to the addition of commercial real estate loans to one borrower that totaled $3 million.  The loans are secured by one commercial building that is partially leased, one commercial buildings under construction, one subdivision development, and four residential properties. Management recognized a charge-off of $100,000 on these loans during the third quarter of 2007. Based upon market real estate comparable information, the Company estimates that the probable remaining collateral shortfall on these loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

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

        --

The following table sets forth the amortized cost of the securities as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$120,298	4.82%	$140,924	4.81%
Obligations of states and political subdivisions	17,991	4.14%	16,637	4.17%
Mortgage-backed securities	45,792	5.29%	15,491	4.50%
Other securities	5,511	6.43%	7,347	6.56%
Total securities	$189,592	4.96%	$180,399	4.85%

At September 30, 2007, the Company’s investment portfolio showed an increase of $9.2 million from December 31, 2006 due to additional purchases of mortgage-backed securities in the second and third quarters of 2007 offset by U.S. Treasury and obligations of U.S. government corporations and agencies securities that matured and were not immediately replaced.  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2007 and December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$120,298	$552	$(240)	$120,610
Obligations of states and political subdivisions	16,793	92	(106)	16,779
Mortgage-backed securities	45,792	41	(405)	45,428
Other securities	5,511	455	-	5,966
Total available-for-sale	$188,394	$1,140	$(751)	$188,783
Held-to-maturity:
Obligations of states and political subdivisions	$1,198	$13	$-	$1,211

December 31, 2006
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$140,924	$545	$(836)	$140,633
Obligations of states and political subdivisions	15,314	161	(19)	15,456
Mortgage-backed securities	15,491	23	(331)	15,183
Other securities	7,347	489	-	7,836
Total available-for-sale	$179,076	$1,218	$(1,186)	$179,108
Held-to-maturity:
Obligations of states and political subdivisions	$1,323	$23	$-	$1,346

        --

At September 30, 2007, there were seven obligations of states and political subdivisions with a fair value of $2,031,000 and an unrealized loss of $22,000, four mortgage-backed securities with a fair value of $11,009,000 and an unrealized loss of $263,000, and eight obligations of U.S. government agencies with a fair value of $44,499,000 and an unrealized loss of $240,000, in a continuous unrealized loss position for twelve months or more.  At September 30, 2006, there were four obligations of states and political subdivisions with a fair value of $1,065,000 and an unrealized loss of $14,000, six mortgage-backed securities with a fair value of $14,363,000 and an unrealized loss of $404,000, and ten obligations of U.S. government agencies with a fair value of $53,960,000 and an unrealized loss of $958,000, in a continuous unrealized loss position for twelve months or more.  This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of September 30, 2007 or 2006 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2007 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$35,164	$51,220	$32,957	$957	$120,298
Obligations of state and
political subdivisions	1,552	4,915	5,189	5,137	16,793
Mortgage-backed securities	1,832	25,707	13,296	4,957	45,792
Other securities	1,189	-	-	4,322	5,111
Total investments	$39,737	$81,842	$51,442	$15,373	$188,394

Weighted average yield	4.19%	4.90%	5.37%	5.59%	4.95%
Full tax-equivalent yield	4.26%	5.01%	5.56%	6.05%	5.11%

Held-to-maturity:
Obligations of state and
political subdivisions	$155	$426	$293	$324	$1,198

Weighted average yield	5.45%	5.50%	5.38%	5.47%	5.45%
Full tax-equivalent yield	8.00%	7.96%	7.90%	8.04%	7.98%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2007.

Investment securities carried at approximately $159,340,000 and $158,547,000 at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

        --

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2007 and for the year ended December 31, 2006 (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$113,335	-	$105,744	-
Interest-bearing	265,489	2.30%	246,035	2.16%
Savings	61,447	.57%	62,279	.52%
Time deposits	329,235	4.54%	323,283	4.00%
Total average deposits	$769,506	2.78%	$737,341	2.52%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2007 and for the year ended December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
High month-end balances of total deposits	$778,635	$799,002
Low month-end balances of total deposits	756,222	651,392

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
3 months or less	$31,576	$38,468
Over 3 through 6 months	10,496	20,004
Over 6 through 12 months	46,501	45,532
Over 12 months	8,233	11,896
Total	$96,806	$115,900

During the first nine months of 2007, the balance of time deposits of $100,000 or more decreased by approximately $19.1 million. The decrease in balances was primarily attributable to brokered CD balances that matured and were not immediately replaced.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities, and consumer time deposits. There were no brokered CDs as of September 30, 2007.  The balance of brokered CDs was $22.4 million as of December 31, 2006.  The Company also maintained time deposits for the State of Illinois with balances of $3.0 million as of September 30, 2007 and December 31, 2006. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

        --

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2007 and December 31, 2006 is presented below (dollars in thousands):

	September 30,	December 31,
	2007	2006
Federal funds purchased	$-	$6,800
Securities sold under agreements to repurchase	58,892	66,693
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,000	7,000
Fixed term – due after one year	33,000	13,000
Debt:
Loans due after one year	16,000	11,000
Junior subordinated debentures	20,620	20,620
Total	$143,512	$125,113
Average interest rate at end of period	4.48%	5.28%

Maximum outstanding at any month-end
Federal funds purchased	$14,100	$6,800
Securities sold under agreements to repurchase	58,983	71,516
Federal Home Loan Bank advances:
Overnight	7,000	19,500
Fixed term – due in one year or less	20,000	7,000
Fixed term – due after one year	33,000	30,000
Debt:
Loans due in one year or less	-	4,500
Loans due after one year	16,500	15,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$3,714	$3,432
Securities sold under agreements to repurchase	52,383	55,389
Federal Home Loan Bank advances:
Overnight	77	6,622
Fixed term – due in one year or less	9,354	6,000
Fixed term – due after one year	23,716	21,441
Debt:
Loans due in one year or less	-	995
Loans due after one year	14,361	9,616
Junior subordinated debentures	20,620	17,367
Total	$124,225	$120,862
Average interest rate during the period	5.43%	5.07%

Securities sold under agreements to repurchase had seasonal declines of $7.8 million during the first nine months of 2007. FHLB advances increased $28 million during the nine-month period ended September 30, 2007, and were primarily used to offset the decline in federal funds purchased and repurchase agreement balances.

        --

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2007 the fixed term advances consisted of $48 million as follows:

•	$10 million advance at 4.98% with a 1-month maturity, paid off on October 5, 2007
•	$5 million advance at 5.03% with a 1-year maturity, due September 8, 2008
•	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly beginning June, 2008
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At September 30, 2007, outstanding debt balances include $16,000,000 on a revolving credit agreement with The Northern Trust Company.  This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (6.18% as of September 30, 2007) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2007 and 2006 and December 31, 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at nine-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (8.16% and 8.17% at September 30, 2007 and December 31, 2006, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

        --

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2007 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$12,973	$-	$-	$-	$-	$-	$12,973	$12,973
Taxable investment securities	40,287	16,323	16,966	5,504	5,478	92,603	177,161	177,161
Nontaxable investment securities	1,708	1,435	1,732	1,717	463	10,923	17,978	17,990
Loans	353,103	148,148	109,930	61,778	44,173	24,918	742,050	736,399
Total	$408,071	$165,906	$128,628	$68,999	$50,114	$128,444	$950,162	$944,523
Interest-bearing liabilities:
Savings and N.O.W. accounts	$63,322	$9,725	10,148	$14,794	$15,293	$91,603	$204,885	$204,885
Money market accounts	129,709	1,103	1,133	1,470	1,501	7,933	142,849	142,849
Other time deposits	292,741	14,713	10,535	4,954	5,398	67	328,408	331,217
Short-term borrowings/debt	73,892	-	-	-	-	-	73,892	73,954
Long-term borrowings/debt	-	5,000	26,000	3,000	30,620	5,000	69,620	70,398
Total	$559,664	$30,541	$47,816	$24,218	$52,812	$104,603	$819,654	$823,303
Rate sensitive assets – rate sensitive liabilities	$(151,593)	$135,365	$80,812	$44,781	$(2,698)	$23,841	$130,508
Cumulative GAP	$(151,593)	$(16,228)	$64,584	$109,365	$106,667	$130,508

Cumulative amounts as % of total rate sensitive assets	-16.0%	14.2%	8.5%	4.7%	-0.3%	2.5%
Cumulative Ratio	-16.0%	-1.7%	6.8%	11.5%	11.2%	13.7%

The static GAP analysis shows that at September 30, 2007, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At September 30, 2007, the Company’s stockholders' equity had increased $3,296,000, or 4.4%, to $79,082,000 from $75,786,000 as of December 31, 2006. During the first nine months of 2007, net income contributed $7,470,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $218,000, net of tax.  Additional purchases of treasury stock (192,852 shares at an average cost of $27.48 per share) decreased stockholders’ equity by approximately $5,299,000.

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

        --

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2007 and December 31, 2006, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2007, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total Capital (to risk-weighted assets)
Company	$83,051	11.09%	$59,894	> 8.00%	N/A	N/A
First Mid Bank	91,745	12.37%	59,344	> 8.00%	$74,180	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	76,915	10.27%	29,947	> 4.00%	N/A	N/A
First Mid Bank	85,609	11.54%	29,672	> 4.00%	44,508	> 6.00%

Tier 1 Capital (to average assets)
Company	76,915	7.93%	38,804	> 4.00%	N/A	N/A
First Mid Bank	85,609	8.88%	38,559	> 4.00%	48,199	> 5.00%

December 31, 2006
Total Capital (to risk-weighted assets)
Company	$79,132	10.91%	$58,019	> 8.00%	N/A	N/A
First Mid Bank	85,008	11.83	57,492	> 8.00%	$71,866	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	73,256	10.10	29,009	> 4.00%	N/A	N/A
First Mid Bank	79,132	11.01	28,746	> 4.00%	43,119	> 6.00%

Tier 1 Capital (to average assets)
Company	73,256	7.56	38,754	> 4.00%	N/A	N/A
First Mid Bank	79,132	8.21	38,549	> 4.00%	48,187	> 5.00%

These ratios allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which has a ten-year term that expires October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan.  As of September 30, 2007, no shares have been awarded.

        --

Stock Split

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend for all shareholders of record as of June 18, 2007. Accordingly, an entry was made for $9,493,000 to increase the common stock account and decrease the retained earnings account. Par value remained at $4 per share.  All current and prior period share and per share amounts have been restated giving retroactive recognition to the stock split.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $44.2 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

During the nine-month period ending September 30, 2007, the Company repurchased 192,852 shares at a total cost of approximately $5,299,000. Since 1998, the Company has repurchased a total of 2,307,370 shares at a total price of approximately $42,202,000.  As of September 30, 2007, the Company was authorized per all repurchase programs to purchase $2,005,000 in additional shares.

Treasury Stock

On May 23, 2007, the Company retired 1,500,000 shares of its treasury stock (after adjustment for stock split), the cost of which was determined using the first-in, first-out method.  Accordingly, an entry was made to decrease the treasury stock account for $21,021,000, the common stock account for $4,000,000 and the retained earnings account for $17,021,000.

The $15,820,000 decrease in treasury stock during the nine months ended September 30, 2007 resulted from the net of $5,299,000 purchases of additional treasury shares, $98,000 of changes in book value of deferred compensation shares, and $21,021,000 cost of treasury shares retired.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2007, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2007, the excess collateral at the FHLB would support approximately $78.4 million of additional advances.

        --

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2007, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $16 million and $6.5 million in available funds.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2007 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$328,408	$292,581	$25,408	$10,352	$67
Debt	36,620	-	16,000	-	20,620
Other borrowings	106,892	81,392	22,500	3,000	-
Operating leases	3,392	472	836	759	1,325
Supplemental retirement	820	50	100	100	570
	$476,132	$374,495	$64,844	$14,211	$22,582

For the nine-month period ended September 30, 2007, net cash of $8.6 million and $32.6 million was provided from operating activities and financing activities, respectively, while investing activities used net cash of $27.7 million.  In total, cash and cash equivalents increased by $13.5 million since year-end 2006.

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

        --

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2007 and December 31, 2006 were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Unused commitments and lines of credit:
Commercial real estate	$46,172	$32,197
Commercial operating	55,586	50,453
Home equity	18,248	17,021
Other	26,976	26,971
Total	$146,982	$126,642

Standby letters of credit	$7,236	$5,244

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

        --

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007--July 30, 2007	986	$26.91	986	$3,794,000
August 1, 2007--August 31, 2007	58,868	$27.00	58,868	$2,204,000
September 1, 2007–September 30, 2007	7,393	$26.95	7,393	$2,005,000
Total	67,247	$26.99	67,247	$2,005,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and that immediately precedes the exhibits filed.

        --

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  November 7, 2007

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

        --

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