Form 10-K
period 2007-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2008-03-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $112,856,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 5, 2008, 6,282,529 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2008 Annual
Meeting of Shareholders to be held on April 30, 2008                                                                                                III

PART I

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

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name at that time to First Mid-Illinois Bank & Trust, N.A. in 1992. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:

•	Mattoon Bank, Mattoon on April 2, 1984
•	State Bank of Sullivan on April 1, 1985
•	Cumberland County National Bank in Neoga on December 31, 1985
•	First National Bank and Trust Company of Douglas County on December 31, 1986
•	Charleston Community Bank on December 30, 1987
•	Heartland Federal Savings and Loan Association on July 1, 1992
•	Downstate Bancshares, Inc. on October 4, 1994
•	American Bank of Illinois on April 20, 2001

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

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 346 people on a full-time equivalent basis as of December 31, 2007.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through Checkley.  Of these, the community banking line contributes approximately 89% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals.
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

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel are trained to engage in needs-based selling whereby they make an attempt to match its products and services with the particular financial needs of individual customers and prospective customers.  Most senior officers of the organization are required to attend monthly sales meetings where they report on their business development efforts and results.  Executive management uses these meetings as an educational and risk management opportunity as well.  Cross-selling opportunities are encouraged between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $224 million at December 31, 2003 to $317 million at December 31, 2007.  Approximately 69% of the Company’s total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

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

This overall growth strategy has been to grow the customer base without significantly increasing the shareholder base.  This requires a certain amount of financial leverage and the Company monitors its capital base carefully to satisfy all regulatory requirements while maintaining flexibility.  The Company has maintained a Dividend Reinvestment Plan as well as various forms of equity compensation for directors and key managers. It has also maintained an ongoing share buy back program both as a service to shareholders and a means of maintaining optimal levels of capital.  The Company uses various forms of long-term debt to augment its capital when appropriate.

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

In the business of banking, credit risk is the single most important risk as losses from uncollectible loans can significantly diminish capital, earnings      and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $1.5 million. The Board of Directors must approve all underwriting decisions in excess of $2 million.

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $662,000 (.10% of average loans) over the past five years. Nonperforming loans were $7,481,000 (1% of total loans) at December 31, 2007.  Both of these percentages compare well with peer financial institutions.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2007, the Company’s net interest margin declined to 3.43% from 3.51% in 2006. This was the result of intense competition for loans and deposits as well as a flat to inverted yield curve.  An inverted yield curve generally compresses a bank’s margin as short term rates typically have the most impact on funding costs whereas longer-term rates have the greatest impact on loan pricing.

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

First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt.  Each facility primarily serves the community in which it is located.  First Mid Bank serves twenty different communities with twenty-six separate locations in the towns of Altamont, Arcola, Champaign, Charleston, Decatur, Effingham, Highland, Mansfield, Mahomet, Maryville, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, Urbana, and Weldon Illinois.  Within the areas of service, there are numerous competing financial institutions and financial services companies.

Website

The Company maintains a website at www.firstmid.com.  All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

SUPERVISION AND REGULATION

General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities.  Any change in applicable laws, regulations or regulatory policies may have material effecs on the business, operations and prospects of the Company and First Mid Bank.  The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

A significant component of the GLB Act’s focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration.  Among other things, the GLB Act amends the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 to remove the blanket exemption for banks.  Under the GLB Act, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities.  Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate.  By several orders, the SEC extended the blanket exemption for banks from the definition of “broker” and “dealer” while it has considered amendments to the interim final rules. In 2003, the SEC adopted amendments to its rules relating to the “dealer” exemption for banks, and banks have been required to comply with those rules since September 30, 2003. In September 2007, the SEC and the Federal Reserve Board adopted a regulation to implement the broker activities exemption of the GLB Act that will become effective for First Mid Bank beginning January 1, 2009.  Until that time, the blanket exception for these activities will remain in place.  The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds. The Company believes that it has taken the necessary actions to comply with these requirements of the GLB Act and the regulations adopted under them or will take such action prior to the relevant effective date.

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

In December 2007, the U.S. bank regulatory agencies adopted final rules that will require large, internationally active financial services organizations to use the most sophisticated and complex methodology for calculating capital requirements reflected in the New Basel Capital Accord, developed by the Basel Committee on  Banking Supervision.  At the same time, the U.S. bank regulatory agencies stated their intention to propose changes in the methods by which “risk-based” assets are calculated by other organizations, to allow those banks and bank holding companies to elect a methodology that reflects more gradations of risk, based upon the less complex “standardized” methodology reflected in the New Basel Capital Accord.

As of December 31, 2007, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 11.13%, a Tier 1 risk-based ratio of 10.32% and a leverage ratio of 7.89%.

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

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2007, each insured bank is required to pay deposit insurance premium assessments to the FDIC.  Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category.  There was a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I were subject in 2007 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV were subject to an insurance assessment rate of .43%.  First Mid Bank’s annual assessment rate for 2007 was 5.31 to 5.55 basis points.

Banks which paid assessments prior to December 31, 1996 were eligible for certain one-time credits against these assessments from a pool provided for in the legislation.  First Mid Bank received a one-time credit of approximately $701,000 of which approximately $320,000 was applied in 2007.

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

In addition to its insurance assessment, each insured bank is subject, in 2007, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The first quarter 2008 debt service assessment was ..0114%.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2007, First Mid Bank paid supervisory fees to the OCC totaling $227,000.

Capital Requirements.  The OCC has established the following minimum capital standards for national banks, such as First Mid Bank:  a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of at least 4% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve Board’s capital guidelines for bank holding companies (See “The Company—Capital Requirements”). The December 2007 proposed changes in regulatory capital requirements described earlier would also apply to the manner in which risk-based assets are calculated for the Bank.

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

During the year ended December 31, 2007, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.36%, a Tier 1 risk-based ratio of 11.54% and a leverage ratio of 8.80%.

Prompt Corrective Action. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is  “well-capitalized,”  “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and in the most severe cases, appointing a conservator or receiver for the institution.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  As of December 31, 2007, approximately $4.7 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Affiliate and Insider Transactions.  First Mid Bank is subject to certain restrictions under federal law, including Regulation W of the Federal Reserve Board, on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans.  Certain limitations and reporting requirements are also placed on extensions of credit by First Mid Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to “related interests” of such directors, officers and principal stockholders.

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

Interstate Banking and Branching. The Riegle-Neal Act enacted in 1994 permits an adequately capitalized and adequately managed bank holding company, with Federal Reserve Board approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law.  In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation prior to that date that expressly prohibits interstate mergers.  De novo interstate branching is permitted if the laws of the host state so authorize.  Moreover, national banks, such as First Mid Bank, may provide trust services in any state to the same extent as a trust company chartered by that state.

Community Reinvestment Act.  First Mid Bank is subject to the Community Reinvestment Act (CRA).  The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks.  These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 requires federal banking agencies to make public a rating of a bank’s performance under the CRA.  In the case of a bank holding company, the CRA performance record of its bank subsidiaries is reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company.  An unsatisfactory record can substantially delay or block the transaction.  First Mid Bank received a satisfactory CRA rating from its regulator in its most recent CRA examination.

Privacy and Security.  The GLB Act establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information.  The Company has adopted and disseminated its privacy policies pursuant to the GLB Act.  Regulations adopted under the GLB Act set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches.  A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLB Act requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed above, First Mid Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Real Estate Settlement Procedures Act, among others.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or marketing to or engaging in other types of transactions with such customers.  Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions and reputational damage to the financial institution.

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (60)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (39)	Executive Vice President and Chief Financial Officer
John W. Hedges (59)	Executive Vice President
Laurel G. Allenbaugh (47)	Vice President
Charles A. LeFebvre (38)	Vice President
Kelly A. Downs (40)	Vice President

William S. Rowland, age 60, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 39, has been the Executive Vice President and Chief Financial Officer of the Company since May 2000. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 59, has been Executive Vice President of the Company and the President of First Mid Bank since September 1999.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 47, has been Vice President of Operations since February 2000.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Charles A. LeFebvre, age 38, has been Vice President of the Company and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney  with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

Kelly A. Downs, age 40, has been Vice President of Human Resources since 2001, and has been with the Company since 1991.

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

The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions.

Credit risk. Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $518 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of three industries as of December 31, 2007. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

Sullivan.  First Mid Bank operates one location in Sullivan, Illinois.  The main office is located at 200 South Hamilton Street, Sullivan, Illinois.  Its office building is a one-story structure containing approximately 11,400 square feet of office space with five teller windows, six private offices and four drive-up lanes.  Adequate customer parking is available on two sides of the main office building. There is also a walk-up ATM located in the Sullivan Citgo Station at 105 West Jackson.

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

St. Jacob.  First Mid Bank rents property at 705 N. Douglas Street, St. Jacob, Illinois where a drive-up ATM is located.

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

On September 29, 2007, the Company closed its banking facilities located at 435 South Hamilton, Sullivan, Illinois in the IGA and at 220 North Highway Avenue, DeLand, Illinois.  The customers and operations of both of these facilities were moved to other facilities in Sullivan and Monticello, Illinois.  The closing of these facilities did not have a material impact on the Company’s other operations or on its financial reporting and disclosures.

Checkley

Mattoon. Checkley leases a facility located at 100 Lerna South, Mattoon, Illinois.  The office space, comprised of approximately 8,829 square feet, contains ten offices, two conference rooms, a file room and an open work area that can accommodate nine workstations.  Adequate parking is available to serve customers.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 647 shareholders of record as of December 31, 2007 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2007
4th	$27.00	$25.75
3rd	$27.25	$25.70
2nd	$27.80	$25.93
1st	$27.95	$27.17
2006
4th	$28.00	$27.20
3rd	$28.00	$27.50
2nd	$27.83	$26.67
1st	$28.00	$26.67

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-11-2007	1-07-2008	$.190
4-24-2007	6-15-2007	$.187
12-12-2006	1-08-2007	$.173
4-25-2006	6-15-2006	$.173

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  Par value remained at $4 per share.  All share and per share amounts have been restated for years prior to 2007 to give retroactive recognition to the stock split.

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 17 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2007.

The following table summarizes share repurchase activity for the fourth quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2007 – October 31, 2007	10,457	$27.00	10,457	$1,723,000
November 1, 2007 – November 30, 2007	18,672	$26.78	18,672	$6,223,000
December 1, 2007 – December 31, 2007	15,147	$26.38	15,147	$5,823,000
Total	44,276	$26.70	44,276	$5,823,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $49.2 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

ITEM 6.                 SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2007	2006	2005	2004	2003
Summary of Operations
Interest income	$59,931	$55,556	$44,580	$40,024	$38,938
Interest expense	28,429	24,712	15,687	11,644	11,896
Net interest income	31,502	30,844	28,893	28,380	27,042
Provision for loan losses	862	760	1,091	588	1,000
Other income	14,661	13,380	12,518	11,639	12,255
Other expense	30,055	28,423	25,385	25,139	24,530
Income before income taxes	15,246	15,041	14,935	14,292	13,767
Income tax expense	5,087	5,032	5,128	4,541	4,674
Net income	$10,159	$10,009	$9,807	$9,751	$9,093
Per Common Share Data (1)
Basic earnings per share	$1.60	$1.54	$1.48	$1.44	$1.28
Diluted earnings per share	1.57	1.51	1.44	1.42	1.26
Dividends per common share	.38	.35	.33	.30	.29
Book value per common share	12.82	11.78	10.98	10.35	10.01
Capital Ratios
Total capital to risk-weighted assets	11.13%	10.91%	11.87%	11.71%	10.61%
Tier 1 capital to risk-weighted assets	10.32%	10.10%	11.14%	10.94%	9.83%
Tier 1 capital to average assets	7.89%	7.56%	8.55%	7.99%	7.18%
Financial Ratios
Net interest margin	3.43%	3.51%	3.70%	3.75%	3.75%
Return on average assets	1.03%	1.07%	1.18%	1.20%	1.17%
Return on average common equity	13.06%	13.31%	13.64%	14.24%	13.11%
Dividend payout ratio	23.75%	22.51%	22.55%	20.92%	22.57%
Average equity to average assets	7.90%	8.01%	8.64%	8.44%	8.94%
Allowance for loan losses as a percent of total loans	0.82%	0.81%	0.73%	0.77%	0.80%
Year End Balances
Total assets	$1,016,338	$980,559	$850,573	$826,728	$793,981
Net loans	742,043	717,692	631,707	590,539	547,647
Total deposits	770,583	770,595	649,069	650,240	614,992
Total equity	80,452	75,786	72,326	69,154	70,595
Average Balances
Total assets	$985,230	$938,784	$832,752	$811,061	$776,072
Net loans	722,672	686,069	606,064	568,271	520,962
Total deposits	771,561	737,344	650,116	638,445	611,982
Total equity	77,787	75,174	71,911	68,459	69,349

(1)	All share and per share data have been restated to reflect the 3-for-2 stock splits effective June 29, 2007 and July 16, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2007, 2006 and 2005.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in Item 1A of this Annual Report on Form 10-K captioned “Risk Factors” and elsewhere in the filing and the Company’s other filings with the SEC. Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

For the Years Ended December 31, 2007, 2006, and 2005

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

Net income was $10.16 million, $10.01 million, and $9.81 million and diluted earnings per share were $1.57, $1.51, and $1.44 for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in net income in 2007 was primarily the result of higher net interest income and greater non-interest income. The increase in earnings per share in 2007 was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through the Company’s stock buy-back program.  During 2007, the Company acquired 237,128 shares for a total investment of $6,481,000.  The following table shows the Company’s annualized performance ratios for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Return on average assets	1.03%	1.07%	1.18%
Return on average equity	13.06%	13.31%	13.64%
Average equity to average assets	7.90%	8.01%	8.64%

Total assets at December 31, 2007, 2006, and 2005 were $1,016.3 million, $980.6 million, and $850.6 million, respectively. The increase in net assets during 2007 was primarily the result of increases in loan balances. The increase in net assets during 2006 was primarily the result of the acquisition of Mansfield during the second quarter of 2006. Net loan balances increased to $740.1 million at December 31, 2007, from $715.5 million and $631.7 million at December 31, 2006 and 2005, respectively.  The increase in 2007 of $24.6 million or 3.4% was due to an increase in commercial real estate and commercial operating loans. Total deposit balances remained the same at $770.6 million at December 31, 2007 and 2006 and were $649.1 million at December 31, 2005. The increase in 2006 was primarily due to the acquisition of $108.1 million of deposits acquired from Mansfield.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for 2007, 3.51% for 2006 and 3.70% for 2005. The decrease in net interest margin is attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates.  This is primarily due to the inversion of the interest rate yield curve where rates on short-term financial instruments have increased faster than rates on longer-term instruments.

Net interest income increased from $28.9 million in 2005 to $30.8 million in 2006 and to $31.5 million in 2007.  This increase was the result of the Company’s acquisition of Mansfield in 2006 and management’s business development efforts that led to higher levels of average interest-earning assets of $781.7 million in 2005, $877.1 million in 2006 and $919.7 million in 2007. This growth offset the factors previously mentioned which led to margin compression and led to higher levels of net interest income. The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but will not compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.  Non-interest income increased to $14.7 million in 2007 compared to $13.4 million in 2006 and $12.5 million in 2005. The primary reasons for this increase of $1.3 million or 9.6% were increases in trust revenues, insurance commissions and ATM and debit card transaction fees during 2007 compared to 2006.

Non-interest expenses increased $1.7 million, to $30.1 million in 2007 compared to $28.4 million in 2006 and $25.4 million in 2005.  The primary factor in the increase was due to additional salaries and benefits expense as a result of merit increases for continuing employees, additional employees from the Mansfield acquisition for the full year of 2007 and increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2007 vs 2006	2006 vs 2005
Net interest income	$658	$1,951
Provision for loan losses	(102)	331
Other income, including securities transactions	1,281	862
Other expenses	(1,632)	(3,038)
Income taxes	(55)	96
Increase in net income	$150	$202

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $7.5 million at December 31, 2007 compared to $3.7 million at December 31, 2006 and $3.5 million at December 31, 2005.  The increase in 2007 was primarily due to insufficient cash flow on commercial real estate loans to one borrower which total $2.9 million. The Company’s provision for loan losses was $862,000 for 2007 compared to $760,000 for 2006.  At December 31, 2007, the composition of the loan portfolio remained similar to 2006.  Loans secured by both commercial and residential real estate comprised 69% and 71% of the loan portfolio as of December 31, 2007 and 2006, respectively.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2007, 2006, and 2005 was 10.32%, 10.10%, and 11.14%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2007, 2006, and 2005 was 11.13%, 10.91%, and 11.87%, respectively. The increase in 2007 was primarily the result of an increase in retained earnings due to the Company’s increase in net income.  The decrease in 2006 was primarily the result of an increase in risk-weighted assets and a decrease inTier I capital due to the acquisition of Mansfield. This was partially offset by the issuance of trust preferred securities by Trust II, which qualify as Tier I capital for the Company under Federal Reserve Board guidelines. The Trust invested the proceeds of the issuance in junior subordinated debentures of the Company.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2007, 2006 and 2005 were $152.7 million, $131.9 million and $117.8 million, respectively.  See Note 12 – “Disclosure of Fair Values of Financial Instruments” and Note 18 – “Commitments and Contingent Liabilities” herein for further information.

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

See “Loan Quality and Allowance for Loan Losses” and Note 1 – “Summary of Significant Accounting Policies” herein for a detailed description of the Company’s estimation process and methodology related to the allowance for loan losses.

Mergers and Acquisitions

On May 1, 2006, the Company completed the acquisition, for $24 million in cash, of all of the outstanding common stock of Mansfield and its wholly-owned subsidiary, Peoples, with locations in Mansfield, Mahomet and Weldon, Illinois, in order to expand its market presence in this area. The Company financed the purchase price through a dividend of $5 million from First Mid Bank, an issuance of $10 million of trust preferred securities through Trust II and a $9.5 million draw on the Company’s line of credit with The Northern Trust Company. Following the completion of the acquisition during the third quarter of 2006, Mansfield merged with and into Peoples and Peoples merged with and into First Mid Bank. Following the completion of these mergers, Mansfield and Peoples ceased to exist and Peoples’ operations were merged into First Mid Bank’s.

The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements.  See Note 20 – “Acquisitions” herein for further information.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$ 265	$ 13	5.02%	$ 628	$ 31	4.94%	$ 1,330	$ 40	3.01%
Federal funds sold	4,012	201	5.00%	5,517	276	5.00%	9,184	285	3.10%
Investment securities
Taxable	169,425	8,448	4.99%	161,351	7,490	4.64%	140,972	5,313	3.77%
Tax-exempt (1)	17,242	712	4.13%	17,900	771	4.31%	19,435	871	4.48%
Loans (2) (3)	728,790	50,557	6.94%	691,726	46,988	6.79%	610,781	38,071	6.23%
Total earning assets	919,734	59,931	6.52%	877,122	55,556	6.33%	781,702	44,580	5.70%
Cash and due from banks	19,361			18,974			17,828
Premises and equipment	15,888			16,082			15,115
Other assets	36,365			32,263			22,824
Allowance for loan losses	(6,118)			(5,657)			(4,717)
Total assets	$985,230			$938,784			$832,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$271,117	6,459	2.38%	$246,035	5,319	2.16%	$229,532	2,975	1.30%
Savings deposits	60,654	349	0.58%	62,279	323	0.52%	59,830	248	0.41%
Time deposits	325,397	14,783	4.54%	323,283	12,944	4.00%	271,161	8,496	3.13%
Securities sold under
agreements to repurchase	54,962	2,419	4.40%	55,389	2,411	4.35%	57,799	1,496	2.59%
FHLB advances	34,912	1,728	4.95%	34,063	1,562	4.59%	31,545	1,536	4.87%
Federal funds purchased	3,907	206	5.27%	3,432	159	4.63%	874	33	3.78%
Subordinated debentures	20,620	1,570	7.61%	17,367	1,315	7.57%	10,310	643	6.24%
Other debt	14,345	915	6.39%	10,611	679	6.40%	5,711	260	4.55%
Total interest-bearing liabilities	785,914	28,429	3.62%	752,459	24,712	3.28%	666,762	15,687	2.35%

Demand deposits	114,393			105,747			89,593
Other liabilities	7,136			5,404			4,486
Stockholders’ equity	77,787			75,174			71,911
Total liabilities & equity	$985,230			$938,784			$832,752

Net interest income		$31,502			$30,844			$28,893

Net interest spread			2.90%			3.05%			3.35%

Impact of non-interest bearing funds			.53%			.46%			.35%

Net yield on interest-earning assets			3.43%			3.51%			3.70%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2007 Compared to 2006			2006 Compared to 2005
	Increase – (Decrease)			Increase – (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(18)	$(19)	$1	$(9)	$(27)	$18
Federal funds sold	(75)	(75)	-	(9)	(141)	132
Investment securities:
Taxable	958	382	576	2,177	838	1,339
Tax-exempt (2)	(59)	(28)	(31)	(100)	(67)	(33)
Loans (3)	3,569	2,527	1,042	8,917	5,314	3,603
Total interest income	4,375	2,787	1,588	10,976	5,917	5,059

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	1,140	571	569	2,344	230	2,114
Savings deposits	26	(9)	35	75	10	65
Time deposits	1,839	85	1,754	4,448	1,818	2,630
Securities sold under
agreements to repurchase	8	(19)	27	915	(64)	979
FHLB advances	166	40	126	26	118	(92)
Federal funds purchased	47	12	35	126	118	8
Subordinated debentures	255	117	138	672	512	160
Other debt	236	110	126	419	284	135
Total interest expense	3,717	907	2,810	9,025	3,026	5,999
Net interest income	$658	$1,880	$(1,222)	$1,951	$2,891	$(940)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $658,000, or 2.1% in 2007, compared to an increase of $1,951,000, or 6.8% in 2006.  The increases in net interest income in 2007 and 2006 were primarily due to growth in interest-earning assets primarily composed of loan growth that was offset by an increase in the cost of interest-bearing liabilities.

In 2007, average earning assets increased by $42.6 million, or 4.9%, and average interest-bearing liabilities increased $33.5 million or 4.4% compared with 2006. In 2006, average earning assets increased by $95.4 million, or 12.2%, and average interest-bearing liabilities increased $85.7 million or 12.9% compared with 2005.   Changes in average balances are shown below:

➢	Average loans increased by $37.1 million or 5.4% in 2007 compared to 2006. In 2006, average loans increased by $80.9 million or 13.3% compared to 2005.

➢	Average securities increased by $7.4 million or 4.1% in 2007 compared to 2006. In 2006, average securities increased by $18.8 million or 11.7% compared to 2005.

➢	Average interest-bearing deposits increased by $25.6 million or 4.1% in 2007 compared to 2006. In 2006, average interest-bearing deposits increased by $71.1 million or 12.7% compared to 2005.

➢
    Average securities sold under agreements to repurchase decreased by $.4 million or .7% in 2007 compared to 2006.  In 2006, average securities sold under agreements to repurchase decreased by $2.4 million or 4.2% compared to 2005.

➢	Average borrowings and other debt increased by $8.3 million or 12.7% in 2007 compared to 2006. In 2006, average borrowings and other debt increased by $17 million or 35% compared to 2005.

➢	The federal funds rate decreased to 4.25% at December 31, 2007 from 5.25% at December 31, 2006. The federal funds rate was also 4.25% at December 31, 2005.

➢	Net interest margin decreased to 3.43% compared to 3.51% in 2006 and 3.70% in 2005. Asset yields increased by 19 basis points in 2007, while interest-bearing liabilities increased by 34 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2007, 2006 and 2005 were $366,000, $397,000 and $449,000, respectively. The net yield on interest-earning assets (TE) was 3.48% in 2007, 3.56% in 2006 and 3.75% in 2005.

Provision for Loan Losses

The provision for loan losses in 2007 was $862,000 compared to $760,000 in 2006 and $1,091,000 in 2005.  Nonperforming loans increased to $7,481,000 at December 31, 2007 from $3,668,000 and $3,458,000 at December 31, 2006 and 2005, respectively. Net charge-offs were $620,000 during 2007, $937,000 during 2006, and $1,064,000 during 2005.  For information on loan loss experience and nonperforming loans, see “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2007	2006	2005	2007	2006
Trust	$2,607	$2,489	$2,356	$118	$133
Brokerage	528	533	383	(5)	150
Insurance commissions	1,950	1,689	1,567	261	122
Service charges	5,621	5,308	4,719	313	589
Securities gains	256	164	373	92	(209)
Mortgage banking	482	394	742	88	(348)
Other	3,217	2,803	2,378	414	425
Total other income	$14,661	$13,380	$12,518	$1,281	$862

Total non-interest income increased to $14,661,000 in 2007 compared to $13,380,000 in 2006 and $12,518,000 in 2005.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

➢
Trust revenues increased $118,000 or 4.7% to $2,607,000 in 2007 from $2,489,000 in 2006 and $2,356,000 in 2005. Approximately 50 percent of trust revenue is market value dependent.  The increase in trust revenues was the result of new business and an increase in equity prices.

➢	Revenue from brokerage annuity sales decreased $5,000 or .9% to $528,000 in 2007 from $533,000 in 2006 and $383,000 in 2005 as a result of a reduction in commissions received on sales of annuities.

➢
Insurance commissions increased $261,000 or 15.5% to $1,950,000 in 2007 from $1,689,000 in 2006 and $1,567,000 in 2005 due to an increase in commissions received on sales of business property and casualty insurance and greater contingency income received from insurance carriers based upon lower claim experience.

➢
Fees from service charges increased $313,000 or 5.9% to $5,621,000 in 2007 from $5,308,000 in 2006 and $4,719,000 in 2005.  This was primarily the result of an increase in the number of overdrafts and increased service charges received from deposit accounts acquired from Mansfield.

➢
Net securities gains in 2007 were $256,000 compared to net securities gains of $164,000 in 2006, and $373,000 in 2005.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2007, 2006 and 2005.

➢
Mortgage banking income increased $88,000 or 22.3% to $482,000 in 2007 from $394,000 in 2006 and $742,000 in 2005.  This increase was due to the increased volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances are as follows:

➢	$45 million (representing 390 loans) in 2007
➢	$34 million (representing 322 loans) in 2006
➢	$63 million (representing 605 loans) in 2005

➢	Other income increased $414,000 or 14.8% to $3,217,000 in 2007 from $2,803,000 in 2006 and $2,378,000 in 2005. The increase was primarily due to increased ATM and debit card transaction fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2007	2006	2005	2007	2006
Salaries and benefits	$16,408	$15,418	$13,310	$990	$2,108
Occupancy and equipment	4,831	4,797	4,401	34	396
Amortization of other intangibles	821	761	568	60	193
Stationery and supplies	547	583	522	(36)	61
Legal and professional fees	1,641	1,324	1,553	317	(229)
Marketing and promotion	911	945	728	(34)	217
Other	4,896	4,595	4,303	301	292
Total other expense	$30,055	$28,423	$25,385	$1,632	$3,038

Total non-interest expense increased to $30,055,000 in 2007 from $28,423,000 in 2006 and $25,385,000 in 2005.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

➢
Salaries and employee benefits, the largest component of other expense, increased $990,000 or 6.4% to $16,408,000 in 2007 from $15,418,000 in 2006 and $13,310,000 in 2005. The increase in 2007 and 2006 was as a result of the acquisition of Mansfield and merit increases for continuing employees. There were 346 full-time equivalent employees at December 31, 2007 compared to 347 at December 31, 2006 and 318 at December 31, 2005.

➢
Occupancy and equipment expense increased $34,000 or .7% to $4,831,000 in 2007 from $4,797,000 in 2006 and $4,401,000 in 2005. These increases were due to an increase in occupancy expenses for Mansfield.

➢
Amortization of other intangibles expense increased $60,000 in 2007. This was a result of four months additional core deposit intangible amortization expense resulting from the acquisition of Mansfield.

➢
Other operating expenses increased $301,000 or 6.6% to 4,896,000 in 2007 from $4,595,000 in 2006 and $4,303,000 in 2005. The increase in 2007 resulted from an increase in various expenses including ATM and debit card expenses.  The increase in 2006 resulted from an increase in expenses related to other real estate owned, ATM and debit card fee expense and increased expenses following the acquisition of Mansfield.

➢
On a net basis, all other categories of operating expenses increased $247,000 or 8.7% to $3,099,000 in 2007 from $2,852,000 in 2006 and $2,803,000 in 2005.  The increase in 2007 was primarily due to increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders. The increase in 2006 was primarily due to increased expenses following the acquisition of Mansfield.

Income Taxes

Income tax expense amounted to $5,087,000 in 2007 compared to $5,032,000 in 2006 and $5,128,000 in 2005.  Effective tax rates were 33.4%, 33.5% and 34.3%, respectively, for 2007, 2006 and 2005.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2007	2006	2005	2004	2003
Real estate – mortgage	$517,892	$510,735	$450,435	$427,154	$390,841
Commercial & agricultural	172,294	161,085	150,598	137,733	131,609
Installment	52,875	47,017	34,385	30,587	28,932
Other	5,100	4,731	2,715	2,375	1,442
Total loans	$748,161	$723,568	$638,133	$597,849	$552,824

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

Loan balances increased by $24.6 million or 3.4% from December 31, 2006 to December 31, 2007 primarily due to an increase in commercial real estate loan balances of $7.4 million and an increase in commercial operating loan balances of $11.2 million.  Loans secured by apartment buildings and hotels comprised the largest percentage of the growth in commercial real estate loans. Balances of loans sold into the secondary market were $48 million in 2007, compared to $34 million in 2006. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,974,000 and $2,234,000 as of December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had loan concentrations in agricultural industries of $114.2 million, or 15.3%, of outstanding loans and $109.7 million, or 15.2%, at December 31, 2006.  In addition, the Company had loan concentrations in the following industries as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Lessors of non-residential buildings	$68,322	9.13%	$39,251	5.42%
Lessors of residential buildings & dwellings	49,517	6.62%	53,057	7.33%
Hotels and motels	30,841	4.12%	28,065	3.88%
Land subdivision	19,618	2.62%	23,839	3.29%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2007, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less(2)	5 years	5 years	Total
Real estate – mortgage	$178,957	$293,769	$45,166	$517,892
Commercial & agricultural	123,981	42,719	5,594	172,294
Installment	24,999	27,636	240	52,875
Other	1,237	2,373	1,490	5,100
Total loans	$329,174	$366,497	$52,490	$748,161

(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2007, loans with maturities over one year consisted of $365 million in fixed rate loans and $54 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “renegotiated loans”.

The following table presents information concerning the aggregate amount of nonperforming loans (in thousands):

	December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$7,460	$3,639	$3,458	$3,106	$3,296
Renegotiated loans which are performing in accordance
with revised terms	21	29	-	-	35
Total nonperforming loans	$7,481	$3,668	$3,458	$3,106	$3,331

At December 31, 2007, $2.9 million of the nonperforming loans resulted from insufficient cash flow on commercial real estate loans to one borrower. The $3,821,000 increase in nonaccrual loans during the year resulted from the net of $5,790,000 of loans put on nonaccrual status, offset by $141,000 of loans transferred to other real estate owned, $60,000 of loans charged off and $1,768,000 of loans becoming current or paid-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $426,000, $123,000 and $99,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At December 31, 2007, the Company’s loan portfolio included $114.2 million of loans to borrowers whose businesses are directly related to agriculture.  The balance increased $4.5 million from $109.7 million at December 31, 2006.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $30.8 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $68.3 million of loans to lessors of non-residential buildings, $49.5 million of loans to lessors of residential buildings and dwellings and $19.6 million of loans to subdividers and developers. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.
Loan loss experience for the past five years are summarized as follows (dollars in thousands):

	2007	2006	2005	2004	2003
Average loans outstanding, net of unearned income	$728,790	$691,726	$610,781	$572,836	$525,095
Allowance-beginning of year	$5,876	$4,648	$4,621	$4,426	$3,723
Balance added through acquisitions	-	1,405	-	-	-
Charge-offs:
Real estate-mortgage	368	231	122	23	50
Commercial, financial and agricultural	180	595	757	436	589
Installment	100	142	278	129	139
Other	215	188	130	-	-
Total charge-offs	863	1,156	1,287	588	778
Recoveries:
Real estate-mortgage	9	8	63	-	15
Commercial, financial and agricultural	48	30	75	146	427
Installment	33	49	42	49	39
Other	153	132	43	-	-
Total recoveries	243	219	223	195	481
Net charge-offs	620	937	1,064	393	297
Provision for loan losses	862	760	1,091	588	1,000
Allowance-end of year	$6,118	$5,876	$4,648	$4,621	$4,426
Ratio of net charge-offs to average loans	.09%	.14%	.17%	.07%	.06%
Ratio of allowance for loan losses to
loans outstanding (at end of year)	.82%	.81%	.73%	.77%	.80%
Ratio of allowance for loan losses to nonperforming loans	81.8%	160.2%	134.4%	148.8%	132.9%

The ratio of the allowance for loan losses to non-performing loans is 81.8% as of December 31, 2007 compared to 160.2% as of December 31, 2006.  The increase in total non-performing loans is the primary factor in the decline in the ratio.  The increase in non-performing loans is primarily due to the addition of commercial real estate loans to one borrower that totaled $2.9 million.  The loans are secured by one commercial building that is partially leased, one commercial building under construction, one subdivision development, and four residential properties. Management recognized charge-offs of $200,000 on these loans during the third and fourth quarters of 2007. Based upon market real estate comparable information, the Company estimates that the probable remaining collateral shortfall on these loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

The Company minimizes credit risk by adhering to sound underwriting and credit review policies.  These policies are reviewed at least annually, and the Board of Directors approves all changes.  Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval.  The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner.  On a quarterly basis, the Board of Directors reviews the status of problem loans.  In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

During 2007, the Company had net charge-offs of $620,000 compared to $937,000 in 2006 and $1,064,000 in 2005. During 2007, the Company’s significant charge-offs included $165,000 on commercial loans of three borrowers, $66,000 of real estate mortgage loans of one borrower and $250,000 of commercial real estate mortgage loans of two borrowers. During 2006, the Company’s significant charge-offs included $565,000 on commercial loans of five borrowers and $168,000 of commercial and real estate mortgage loans of one borrower. During 2005, the Company’s significant charge-offs included $408,000 on two commercial loans secured by business assets and one secured by commercial real estate. The Company also recovered $56,000 on a commercial real estate loan that had been charged-off in a prior period.

At December 31, 2007, the allowance for loan losses amounted to $6,118,000, or .82% of total loans, and 81.8% of nonperforming loans.  At December 31, 2006, the allowance was $5,876,000, or .81% of total loans, and 160.2% of nonperforming loans. The ratio of the allowance for loan losses to total loans has been consistent over the past five years ranging from .73% to ..82%.

The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2007		December 31, 2006		December 31, 2005
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	loans	losses	loans	losses	loans
Real estate-mortgage	$214	69.2%	$215	70.6%	$134	70.6%
Commercial, financial
and agricultural	4,359	23.0%	4,002	22.3%	3,249	23.6%
Installment	404	7.1%	382	6.5%	319	5.4%
Other	22	.7%	26	.6%	18	.4%
Total allocated	4,999		4,625		3,720
Unallocated	1,119	N/A	1,251	N/A	928	N/A
Allowance at end of year	$6,118	100.0%	$5,876	100.0%	$4,648	100.0%

	December 31, 2004		December 31, 2003
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Real estate-mortgage	$240	71.4%	$219	70.7%
Commercial, financial
and agricultural	3,124	23.1%	2,912	23.8%
Installment	150	5.1%	154	5.2%
Other	-	.4%	-	.3%
Total allocated	3,514		3,285
Unallocated	1,107	N/A	1,141	N/A
Allowance at end of year	$4,621	100.0%	$4,426	100.0%

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

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities
and obligations of U.S. government
corporations and agencies	$106,175	4.82%	$140,924	4.81%	$108,506	3.74%
Obligations of states and
political subdivisions	17,820	4.15%	16,637	4.17%	16,829	4.54%
Mortgage-backed securities	49,798	5.33%	15,491	4.50%	20,046	4.34%
Other securities	9,622	6.30%	7,347	6.56%	6,895	6.21%
Total securities	$183,415	4.96%	$180,399	4.85%	$152,276	4.10%

At December 31, 2007, the Company’s investment portfolio reflected an increase in mortgage–backed securities and obligations of states and political subdivisions securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies.  There was also an increase in other securities. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield. The increase in mortgage-backed securities consisted of collateralized mortgage obligations and mortgage-backed securities issued by FNMA and FHLMC.  No investments were made in securities backed by collateralized debt obligations, which is a type of security that has resulted in losses for some banks.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.  During the third quarter of 2007, the difference between the yield earned on the security and the rate paid on funds used to purchase it became more favorable for residential mortgage-backed securities and therefore the Company increased its holdings of these securities.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2007 (dollars in thousands) and the weighted average yield for each range of maturities.  Mortgage-backed securities are aged according to their weighted average life.  All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$35,200	$34,655	$36,320	$-	$106,175
Obligations of state and political subdivisions	1,369	4,354	5,391	5,528	16,642
Mortgage-backed securities	1	26,770	23,027	-	49,798
Other securities	-	551	4,747	4,324	9,622
Total investments	$36,570	$66,330	$69,485	$9,852	$182,237
Weighted average yield	3.95%	4.99%	5.46%	5.50%	5.00%
Full tax-equivalent yield	4.01%	5.10%	5.61%	6.18%	5.16%
Held-to-maturity:
Obligations of state and political subdivisions	$155	$431	$423	$169	$1,178
Weighted average yield	5.45%	5.50%	5.28%	5.75%	5.45%
Full tax-equivalent yield	8.00%	7.97%	7.75%	8.46%	7.97%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2007.

At December 31, 2007, there were seven obligations of states and political subdivisions with a fair value of $1,228,000 and unrealized losses of $5,700, three mortgage-backed securities with a fair value of $8,563,000 and unrealized losses of $114,000, and ten obligations of U.S. government agencies with a fair value of $31,022,000 and unrealized losses of $74,000, in a continuous unrealized loss position for twelve months or more.  This position is due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of December 31, 2007 represents an other than temporary impairment.

Investment securities carried at approximately $163,872,000 and $158,547,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for 2007, 2006 and 2005(dollars in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$114,393	-	$105,744	-	$89,593	-
Interest bearing	271,117	1.98%	246,035	2.16%	229,532	1.30%
Savings	60,654	.58%	62,279	.52%	59,830	.41%
Time deposits	325,397	4.54%	323,283	4.00%	271,161	3.13%
Total average deposits	$771,561	2.66%	$737,341	2.52%	$650,116	1.80%

	December 31,
(dollars in thousands)	2007	2006	2005
High month-end balances of total deposits	$784,597	$799,002	$677,872
Low month-end balances of total deposits	756,222	651,392	627,107

In 2007, the average balance of deposits increased by $34.2 million from 2006. The increase was primarily attributable to increases in money market account balances. Average non-interest bearing deposits increased by $8.6 million, average money market account balances increased by $20.8 million, and consumer CD balances increased by $38.1 million offset by a decline in brokered CD balances. In 2006, the average balance of deposits increased by $87.2 million from 2005. The increase was primarily attributable to deposits acquired in the acquisition of Mansfield and to a promotion run in the first quarter of 2006. Average non-interest bearing deposits increased by $16.1 million, average money market account balances increased by $16.8 million, and consumer CD balances increased by $52.1 million offset by a decline in brokered CD balances.

In 2007, the Company’s significant deposits included time deposits with the State of Illinois and deposit relationships with various public entities. State of Illinois time deposits maintained with the Company totaled $3 million as of December 31, 2007. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Four public entities had total balances of $20.8 million in various checking accounts and time deposits as of December 31, 2007. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2007	2006	2005
3 months or less	$17,883	$38,468	$15,947
Over 3 through 6 months	25,339	20,004	23,593
Over 6 through 12 months	47,160	45,532	34,944
Over 12 months	7,670	11,896	28,950
Total	$98,052	$115,900	$103,434

The balance of time deposits of $100,000 or more decreased by $17.8 million from December 31, 2006 to December 31, 2007. The decrease in balances was primarily attributable to brokered CD balances that matured and were not replaced. The balance of time deposits of $100,000 or more increased by $12.5 million from December 31, 2005 to December 31, 2006. The increase in balances was primarily attributable to time deposits acquired in the acquisition of Mansfield and to a promotion run in the first quarter of 2006.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $22.3 million and $38.4 million as of December 31, 2006 and 2005, respectively. The Company had no brokered CDs at December 31, 2007. The Company also maintains time deposits for the State of Illinois with balances of $3 million, $3.1 million and $3.4 million as of December 31, 2007, 2006 and 2005, respectively.  The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2007	2006	2005
At December 31:
Federal funds purchased	$-	$6,800	$4,000
Securities sold under agreements to repurchase	68,300	66,693	67,380
Federal Home Loan Bank advances:
Overnight	-	-	12,000
Fixed term – due in one year or less	15,000	7,000	3,000
Fixed term – due after one year	37,750	13,000	20,000
Junior subordinated debentures	20,620	20,620	10,310
Debt:
Loans due in one year or less	-	-	5,500
Loans due after one year	14,500	11,000	-
Total	$156,170	$125,113	$122,190
Average interest rate at year end	3.96%	5.28%	4.27%
Maximum Outstanding at Any Month-end
Federal funds purchased	$14,100	$6,800	$4,000
Securities sold under agreements to repurchase	68,300	71,516	67,380
Federal Home Loan Bank advances:
Overnight	7,000	19,500	12,014
Fixed term – due in one year or less	20,000	7,000	20,000
Fixed term – due after one year	37,750	30,000	20,000
Junior subordinated debentures	20,620	20,620	10,310
Debt:
Loans due in one year or less	-	4,500	6,200
Loans due after one year	16,500	15,000	200

	2007	2006	2005
Averages for the Year
Federal funds purchased	$3,907	$3,432	$874
Securities sold under agreements to repurchase	54,962	55,389	57,799
Federal Home Loan Bank advances:
Overnight	57	6,622	2,447
Fixed term – due in one year or less	8,905	6,000	13,575
Fixed term – due after one year	25,950	21,441	15,523
Junior subordinated debentures	20,620	17,367	10,310
Debt:
Loans due in one year or less	-	995	5,607
Loans due after one year	14,345	9,616	104
Total	$128,747	$120,862	$106,239
Average interest rate during the year	5.31%	5.07%	3.74%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $52.75 million as follows:

➢	$10 million advance at 3.77% with a 1-month maturity, paid off on January 8, 2008
➢	$5 million advance at 5.03% with a 1-year maturity, due September 8, 2008
➢	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
➢	$2.5 million advance at 5.46% with a 3-year maturity, due June 14, 2010
➢	$2.5 million advance at 5.12% with a 3-year maturity, due June 14, 2010, one year lockout, callable quarterly beginning June, 2008
➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
➢	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
➢	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
➢	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012
➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At December 31, 2007 and 2006, outstanding loan balances included $14.5 million and $11 million, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (5.4% and 6.51% as of December 31, 2007 and 2006, respectively) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2007 and 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2007 and 2006 the rate was 8.24% and 8.17%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and convert to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2007 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$2,386	$-	$-	$-	$-	$-	$2,386	$2,386
Taxable investment securities	35,253	9,477	16,522	-	2,000	103,971	167,223	167,223
Nontaxable investment securities	1,528	972	1,935	1,356	551	11,646	17,988	18,004
Loans	361,604	150,581	103,712	58,172	44,434	23,540	742,043	746,325
Total	$400,771	$161,030	$122,169	$59,528	$46,985	$139,157	$929,640	$933,938
Interest-bearing liabilities:
Savings and N.O.W. accounts	$58,210	$9,681	$10,102	$14,740	$15,238	$91,408	$199,379	$199,379
Money market accounts	122,450	905	930	1,206	1,231	6,509	133,231	133,232
Other time deposits	278,149	14,088	9,754	4,373	7,043	80	313,487	317,956
Short-term borrowings/debt	83,300	-	-	-	-	-	83,300	83,366
Long-term borrowings/debt	-	5,000	24,500	3,000	35,370	5,000	72,870	74,396
Total	$542,109	$29,674	$45,286	$23,319	$58,882	$102,997	$802,267	$808,329
Rate sensitive assets – rate sensitive liabilities	$(141,338)	$131,356	$76,883	$36,209	$(11,897)	$36,160	$127,373
Cumulative GAP	$(141,338)	$(9,982)	$66,901	$103,110	$91,213	$127,373

Cumulative amounts as % of total rate sensitive assets	-15.2%	14.1%	8.2%	3.9%	-1.3%	3.9%
Cumulative Ratio	-15.2%	-1.1%	7.2%	11.1%	9.8%	13.7%

The static GAP analysis shows that at December 31, 2007, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.    There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company’s net interest income.

Capital Resources

At December 31, 2007, stockholders’ equity increased $4,666,000 or 6.2% to $80,452,000 from $75,786,000 as of December 31, 2006.  During 2007, net income contributed $10,159,000 to equity before the payment of dividends to common stockholders of $2,375,000.  The change in the market value of available-for-sale investment securities increased stockholders’ equity by $1,077,000, net of tax.  Additional purchases of treasury stock (237,128 shares at an average cost of $27.33 per share) decreased stockholders’ equity by $6,481,000.

Stock Plans

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2007, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,568,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,568,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

➢	10,651 common shares during 2007
➢	5,402 common shares during 2006
➢	5,433 common shares during 2005.

First Retirement and Savings Plan

The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

➢	3,087 common shares during 2007
➢	4,086 common shares during 2006
➢	12,003 common shares during 2005.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,303,000 in common stock dividends paid during 2007, $791,000 or 34.3% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

➢ During 2007, 28,788 common shares were issued from common stock dividends
➢ During 2006, 27,996 common shares were issued from common stock dividends
➢ During 2005, 25,658 common shares were issued from common stock dividends.

Stock Incentive Plan

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

A maximum of 300,000 shares are authorized under the SI Plan.  Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.  The Company has awarded the following stock options:

➢ In December 2007, the Company awarded 32,000 options at an option price of $26.10
➢ The Company awarded no options during the years ended December 31, 2006 or 2005.

Prior to 2006, the Company accounted for the 1997 Stock Incentive Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations.  Accordingly, in 2005, no stock-based employee compensation cost was recognized in the Statement of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2007 includes stock option compensation cost of $61,000 and $58,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2006 includes stock option compensation cost of $178,000 and $171,000, respectively, which represents $.04 impact on basic and diluted earnings per share for the year.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $49.2 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.
•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.
•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.
•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.
•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.
•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

During 2007, the Company repurchased 237,128 shares (3.8% of common shares) at a total price of $6,481,000. During 2006, the Company repurchased 259,230 shares (4.0% of common shares) at a total price of $7,152,000. Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2007, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2007 follows:

	Total Capital	Tier One Capital	Tier One Capital
	to Risk-Weighted	to Risk-Weighted	to Average
	Assets	Assets	Assets
First Mid-Illinois Bancshares, Inc.
(Consolidated)	11.13%	10.32%	7.89%
First Mid-Illinois Bank & Trust, N.A.	12.36%	11.54%	8.80%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

➢
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2007, the First Mid Bank’s ratios of total capital to risk-weighted assets of 12.36% and Tier 1 capital to total average assets of 8.80% met regulatory requirements.

➢
In addition, the Company has a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company. The Company has an outstanding balance of $14.5 million as of December 31, 2007 and $8 million in available funds. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a term of three years from the date of closing. The interest rate (5.4% as of December 31, 2007) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock.

➢
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2007, the excess collateral at the FHLB could support approximately $73 million of additional advances.

➢	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

➢	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

➢	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

➢	deposit activities, including seasonal demand of private and public funds;

➢	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and

➢	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2007 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$313,487	$277,971	$24,020	$11,416	$80
Debt	35,120	-	14,500	-	20,620
Other borrowings	121,050	90,800	22,500	7,750	-
Operating leases	3,277	463	781	731	1,302
Supplemental retirement liability	827	50	100	100	577
	$473,761	$369,284	$61,901	$19,997	$22,579

For the year ended December 31, 2007, net cash was provided from both operating activities and financing activities ($12.6 million and $23.9 million, respectively), while investing activities used net cash of $27.2 million. Thus, cash and cash equivalents increased by $9.3 million since year-end 2006. Generally, during 2007, the increase in cash balances was due to an increase in borrowings offset by funds used to fund new loans.

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

For the years ended December 31, 2007 and 2006, the Company also had issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II.  See heading “Repurchase Agreements and Other Borrowings” for a more detailed description.

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

Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155 (FAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FAS 156), “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140.“ FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material effect on the results of operations or the statement of condition.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation did not have a material effect on the Company’s financial statements.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities, which are restricted to First Mid Bank.  The Company does not currently use derivatives to manage market or interest rate risks.  For a discussion of how management of the Company addresses and evaluates interest rate risk see also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Sensitivity.”

Based on the financial analysis performed as of December 31, 2007, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest	Return On
December 31, 2007	Income	Income	Average Equity
Prime rate is 7.25%	($000)	(%)	2007=11.42%
Prime rate increase of:
200 basis points to 9.25%	$(1,188)	(5.1) %	(1.02)%
100 basis points to 8.25%	(542)	(2.3) %	(.46)%
Prime rate decrease of:
200 basis points to 5.25%	(122)	(0.5)%	(.10)%
100 basis points to 6.25%	259	1.1%	.22%

The following table shows the same analysis performed as of December 31, 2006:

	Increase (Decrease) In
	Net Interest	Net Interest	Return On
December 31, 2006	Income	Income	Average Equity
Prime rate is 8.25%	($000)	(%)	2006=13.89%
Prime rate increase of:
200 basis points to 10.25%	$(709)	(3.1) %	(.73)%
100 basis points to 9.25%	(336)	(1.5) %	(.34)%
Prime rate decrease of:
200 basis points to 6.25%	78	0.3%	.08%
100 basis points to 7.25%	(389)	(1.7)%	(.40)%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2007 and 2006 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

			Change in
	Changes In		Economic Value of Equity
	Interest Rates		Amount of	Percent
	(basis points)		Change ($000)	of Change
December 31, 2007	+200	bp	$(3,828)	(2.5)%
	+100	bp	(1,269)	(0.8	) %
	-200	bp	(15,363)	(9.9	) %
	-100	bp	(5,112)	(3.3	) %
December 31, 2006	+200	bp	$(18,814)	(16.4)%
	+100	bp	(9,827)	(8.6	) %
	-200	bp	(4,514)	(3.9	) %
	-100	bp	2,369	2.1%

As indicated above, at December 31, 2007, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase.  At December 31, 2006, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All share and per share data have been restated to reflect 3-for-2 stock split effective June 29, 2007.

Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands, except share data)	2007	2006
Assets
Cash and due from banks:
Non-interest bearing	$28,737	$20,266
Interest bearing	136	200
Federal funds sold	2,250	1,370
Cash and cash equivalents	31,123	21,836
Investment securities:
Available-for-sale, at fair value	184,033	179,108
Held-to-maturity, at amortized cost (estimated fair value of
$1,194 and $1,346 at December 31, 2007 and 2006, respectively)	1,178	1,323
Loans held for sale	1,974	2,234
Loans	746,187	721,334
Less allowance for loan losses	(6,118)	(5,876)
Net loans	740,069	715,458
Interest receivable	8,309	8,417
Premises and equipment, net	15,520	16,293
Goodwill, net	17,363	17,363
Intangible assets, net	4,327	5,148
Other assets	12,442	13,379
Total assets	$1,016,338	$980,559
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$124,486	$121,405
Interest bearing	646,097	649,190
Total deposits	770,583	770,595
Securities sold under agreements to repurchase	68,300	66,693
Interest payable	2,264	2,445
Other borrowings	67,250	37,800
Junior subordinated debentures	20,620	20,620
Other liabilities	6,869	6,620
Total liabilities	935,886	904,773
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,135,113 shares in 2007 and 8,552,886 shares in 2006	28,540	22,808
Additional paid-in capital	23,308	21,261
Retained earnings	49,895	68,625
Deferred compensation	2,568	2,629
Accumulated other comprehensive income (loss)	1,096	19
Less treasury stock at cost, 858,396 shares
in 2007 and 2,121,269 shares in 2006	(24,955)	(39,556)
Total stockholders’ equity	80,452	75,786
Total liabilities and stockholders’ equity	$1,016,338	$980,559

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)	2007	2006	2005
Interest income:
Interest and fees on loans	$50,557	$46,988	$38,071
Interest on investment securities:
Taxable	8,448	7,490	5,313
Exempt from federal income tax	712	771	871
Interest on federal funds sold	201	276	285
Interest on deposits with other financial institutions	13	31	40
Total interest income	59,931	55,556	44,580
Interest expense:
Interest on deposits	21,591	18,586	11,719
Interest on securities sold under agreements
to repurchase	2,419	2,411	1,496
Interest on FHLB advances	1,729	1,562	1,536
Interest on federal funds purchased	206	159	33
Interest on other debt	914	679	260
Interest on subordinated debt	1,570	1,315	643
Total interest expense	28,429	24,712	15,687
Net interest income	31,502	30,844	28,893
Provision for loan losses	862	760	1,091
Net interest income after provision for loan losses	30,640	30,084	27,802
Other income:
Trust revenues	2,607	2,489	2,356
Brokerage commissions	528	533	383
Insurance commissions	1,950	1,689	1,567
Service charges	5,621	5,308	4,719
Gains on sales of securities, net	256	164	373
Mortgage banking revenue, net	482	394	742
Other	3,217	2,803	2,378
Total other income	14,661	13,380	12,518
Other expense:
Salaries and employee benefits	16,408	15,418	13,310
Net occupancy and equipment expense	4,831	4,797	4,401
Amortization of other intangible assets	821	761	568
Stationery and supplies	547	583	522
Legal and professional	1,641	1,324	1,553
Marketing and promotion	911	945	728
Other	4,896	4,595	4,303
Total other expense	30,055	28,423	25,385
Income before income taxes	15,246	15,041	14,935
Income taxes	5,087	5,032	5,128
Net income	$10,159	$10,009	$9,807
Per common share data:
Basic earnings per share	$1.60	$1.54	$1.48
Diluted earnings per share	1.57	1.51	1.44
Cash dividends per share	.38	.35	.33
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share data)					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2004	$22,316	$17,845	$53,259	$2,204	$623	$(27,093)	$69,154
Comprehensive income:
Net income	-	-	9,807	-	-	-	9,807
Net unrealized change in available-for-sale investment securities	-	-	-	-	(1,362)	-	(1,362)
Total Comprehensive Income							8,445
Cash dividends on common stock ($.33 per share)	-	-	(2,199)	-	-	-	(2,199)
Issuance of 25,658 common shares pursuant to the Dividend Reinvestment Plan	68	631	-	-	-	-	699
Issuance of 5,433 common shares pursuant to the Deferred Compensation Plan	14	133	-	-	-	-	147
Issuance of 12,003 common shares pursuant to the First Retirement & Savings Plan	32	292	-	-	-	-	324
Purchase of 179,720 treasury shares	-	-	-	-	-	(4,851)	(4,851)
Deferred compensation	-	-	-	271	-	(271)	-
Tax benefit related to deferred compensation distributions	-	52	-	(35)	-	-	17
Issuance of 38,944 common shares pursuant to the exercise of stock options	104	363	-	-	-	-	467
Tax benefit related to exercise of incentive stock options	-	115	-	-	-	-	115
Tax benefit related to exercise of non-qualified stock options	-	8	-	-	-	-	8
December 31, 2005	$22,534	$19,439	$60,867	$2,440	$(739)	$(32,215)	$72,326
Comprehensive income:
Net income	-	-	10,009	-	-	-	10,009
Net unrealized change in available-for-sale investment securities	-	-	-	-	758	-	758
Total Comprehensive Income							10,767
Cash dividends on common stock ($.35 per share)	-	-	(2,251)	-	-	-	(2,251)
Issuance of 27,996 common shares pursuant to the Dividend Reinvestment Plan	75	682	-	-	-	-	757
Issuance of 5,402 common shares pursuant to the Deferred Compensation Plan	15	132	-	-	-	-	147
Issuance of 4,086 common shares pursuant to the First Retirement & Savings Plan	11	102	-	-	-	-	113
Purchase of 259,230 treasury shares	-	-	-	-	-	(7,152)	(7,152)
Deferred compensation	-	-	-	189	-	(189)	-
Tax benefit related to deferred compensation distributions	-	7	-	-	-	-	7
Issuance of 64,968 common shares pursuant to the exercise of stock options	173	571	-	-	-	-	744
Tax benefit related to exercise of incentive stock options	-	52	-	-	-	-	52
Tax benefit related to exercise of non-qualified stock options	-	98	-	-	-	-	98
Vested stock options compensation expense	-	178	-	-	-	-	178
December 31, 2006	$22,808	$21,261	$68,625	$2,629	$19	$(39,556)	$75,786

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share data)					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2006	$22,808	$21,261	$68,625	$2,629	$19	$(39,556)	$75,786
Comprehensive income:
Net income	-	-	10,159	-	-	-	10,159
Net unrealized change in available-for-sale investment securities	-	-	-	-	1,077	-	1,077
Total Comprehensive Income							11,236
Cash dividends on common stock ($.38 per share)	-	-	(2,375)	-	-	-	(2,375)
Issuance of 28,778 common shares pursuant to the Dividend Reinvestment Plan	77	713	-	-	-	-	790
Issuance of 10,650.50 common shares pursuant to the Deferred Compensation Plan	32	254	-	-	-	-	286
Issuance of 3,086.50 common shares pursuant to the First Retirement & Savings Plan	11	71	-	-	-	-	82
Purchase of 237,128 treasury shares	-	-	-	-	-	(6,481)	(6,481)
Deferred compensation	-	-	-	(61)	-	61	-
Tax benefit related to deferred compensation distributions	-	409	-	-	-	-	409
Issuance of 39,801 common shares pursuant to the exercise of stock options	119	322	-	-	-	-	441
Tax benefit related to exercise of incentive stock options	-	153	-	-	-	-	153
Tax benefit related to exercise of non-qualified stock options	-	64	-	-	-	-	64
Vested stock options compensation expense	-	61	-	-	-	-	61
Retirement of 1,500,000 treasury shares	(4,000)	-	(17,021)			21,021	-
3-for-2 stock split in the form of 50% stock dividend	9.493	-	(9,493)				-
December 31, 2007	$28,540	$23,308	$49,895	$2,568	$1,096	$(24,955)	$80,452

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$10,159	$10,009	$9,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	862	760	1,091
Depreciation, amortization and accretion, net	1,845	1,670	1,489
Compensation expense for vested stock options	61	178	-
Gain on sales of securities, net	(256)	(164)	(373)
Loss on sales of other real property owned, net	7	32	236
Gain on sales of loans held for sale, net	(560)	(452)	(845)
Deferred income taxes	(218)	340	238
(Increase) decrease in accrued interest receivable	108	(888)	(1,005)
Increase (decrease) in accrued interest payable	(181)	479	211
Origination of loans held for sale	(47,714)	(34,519)	(62,278)
Proceeds from sales of loans held for sale	48,534	34,515	64,034
Increase in other assets	(188)	(2,698)	(612)
(Decrease) increase in other liabilities	176	989	(582)
Net cash provided by operating activities	12,635	10,251	11,411
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	14,007	21,927	45,819
Proceeds from maturities of securities available-for-sale	64,172	63,875	96,189
Proceeds from maturities of securities held-to-maturity	145	176	140
Purchases of securities available-for-sale	(80,478)	(59,481)	(130,069)
Purchases of securities held-to-maturity	-	-	(264)
Net increase in loans	(25,473)	(30,146)	(42,259)
Purchases of premises and equipment	(856)	(1,272)	(1,416)
Proceeds from sales of other real property owned	1,274	338	822
Payment related to acquisition, net of cash and cash equivalents acquired	-	(12,062)	-
Net cash used in investing activities	(27,209)	(16,645)	(31,038)
Cash flows from financing activities:
Net increase (decrease) in deposits	(12)	13,412	(1,171)
Increase (decrease) in federal funds purchased	(6,800)	2,800	4,000
(Decrease) increase in repurchase agreements	1,607	(687)	7,545
Proceeds from short-term FHLB advances	69,000	75,600	31,000
Repayment of short-term FHLB advances	(61,000)	(100,600)	(21,300)
Proceeds from long-term FHLB advances	24,750	15,000	-
Repayment of long-term FHLB advances	-	(5,000)	-
Proceeds from (Repayment of) short-term debt	-	(5,500)	900
Proceeds from long-term debt	9,000	15,500	-
Repayment of long-term debt	(5,500)	(4,500)	-
Issuance of junior subordinated debentures	-	10,310	-
Proceeds from issuance of common stock	809	1,004	938
Purchase of treasury stock	(6,481)	(7,152)	(4,851)
Dividends paid on common stock	(1,512)	(1,514)	(1,431)
Net cash provided by financing activities	23,861	8,673	15,630
Increase (decrease) in cash and cash equivalents	9,287	2,279	(3,997)
Cash and cash equivalents at beginning of year	21,836	19,557	23,554
Cash and cash equivalents at end of year	$31,123	$21,836	$19,557

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$28,610	$23,984	$15,476
Income taxes	4,306	4,851	5,115
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$625	$1,342	$454
Dividends reinvested in common shares	790	757	699
Net tax benefit related to option and deferred compensation plans	626	157	140
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(Table dollar amounts in thousands, except share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. (“Checkley”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2007 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  Following is a description of the more significant of these policies.

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

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity.  Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company’s overall asset and liability strategy.  Trading securities are those securities bought and held principally for the purpose of selling them in the near term.  The Company had no securities designated as trading during 2007, 2006 or 2005.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets as of December 31, 2007.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago (FHLB) received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  The FHLB did not pay a dividend during the fourth quarter of 2007.  Management performed an analysis and deemed the investment in FHLB stock was not impaired.

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

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries.  Fees from trust activities are recorded on an cash basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust & Wealth Management Division of First Mid Bank.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred.  At December 31, 2007, the Company managed or administered 1,150 accounts with assets totaling approximately $453,947,000. At December 31, 2006, the Company managed or administered 1,190 accounts with assets totaling approximately $431,640,000.

Stock Split

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  Accordingly, an entry was made for $9,493,000 to increase the common stock account and decrease the retained earnings account. Par value remained at $4 per share.  The stock split increased the Company’s outstanding common shares from 4,249,056 to 6,373,495 shares.  All share and per share amounts have been restated for years prior to 2007 to give retroactive recognition to the stock split.

Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.

Stock Options

The Company has a stock-based compensation plan, which is described more fully in Note 15. Prior to 2006, the Company accounted for its 1997 Stock Incentive Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations.  Accordingly, in 2005 no stock-based employee compensation cost was recognized in the Statements of Income as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered. As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2007 includes stock option compensation cost of $61,000 and $58,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2006 includes stock option compensation cost of $178,000 and $171,000, respectively, which represents $.04 impact on basic and diluted earnings per share for the year.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock-based employee compensation for the years ended December 31, 2005.

2005
Net income, as reported	$9,807
Stock-based compensation expense determined under
fair-value-based method, net of related tax effect	(333)
Pro forma net income	$9,474
Basic Earnings Per Share:
As reported	$1.48
Pro forma	1.43
Diluted Earnings Per Share:
As reported	$1.44
Pro forma	1.39

Comprehensive Income

The Company’s comprehensive income for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Net income	$10,159	$10,009	$9,807
Other comprehensive gain (loss):
Unrealized gains (losses) during the year	2,020	1,407	(1,859)
Reclassification adjustment for net
gains realized in net income	(256)	(164)	(373)
Tax effect	(687)	(485)	870
Total other comprehensive gain (loss)	1,077	758	(1,362)
Comprehensive income	$11,236	$10,767	$8,445

Note 2 – Earnings Per Share

A three-for-two stock split was effected on June 29, 2007, in the form of a 50% stock dividend for the stockholders of record at the close of business on June 18, 2007.  Accordingly, information with respect to shares of common stock and earnings per share has been restated for current and prior periods presented to fully reflect the stock split. Basic earnings per share (“EPS”) is calculated as net income divided by the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s stock options, unless anti-dilutive.

The components of basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Basic Earnings per Share:
Net income available to common stockholders	$10,159,000	$10,009,000	$9,807,000
Weighted average common shares outstanding	6,356,772	6,510,323	6,634,779
Basic earnings per common share	$1.60	$1.54	$1.48
Diluted Earnings per Share:
Net income available to common stockholders	$10,159,000	$10,009,000	$9,807,000
Weighted average common shares outstanding	6,356,772	6,510,323	6,634,779
Assumed conversion of stock options	125,521	106,956	186,722
Diluted weighted average common shares outstanding	6,482,293	6,617,279	6,821,501
Diluted earnings per common share	$1.57	$1.51	$1.44

Stock options for 124,813 shares of common stock were not considered in computing diluted earnings per share for 2007 because they were anti-dilutive.

Note 3 – Cash and Due from Banks

Aggregate cash and due from bank balances of $392,000 at December 31, 2007, were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank. No cash and due from bank balance was required to be maintained at the Federal Reserve Bank on December 31, 2006 based upon First Mid Bank’s account activity.

Note 4 – Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2007 and 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2007
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$106,175	$1,496	$(73)	$107,598
Obligations of states and political subdivisions	16,642	182	(15)	16,809
Mortgage-backed securities	49,798	502	(116)	50,184
Corporate bonds	9,622	222	(402)	9,442
Total available-for-sale	$182,237	$2,402	$(606)	$184,033
Held-to-maturity:
Obligations of states and political subdivisions	$1,178	$16	$-	$1,194

2006
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$140,924	$545	$(836)	$140,633
Obligations of states and political subdivisions	15,314	161	(19)	15,456
Mortgage-backed securities	15,491	23	(331)	15,183
Corporate bonds	7,347	489	-	7,836
Total available-for-sale	$179,076	$1,218	$(1,186)	$179,108
Held-to-maturity:
Obligations of states and political subdivisions	$1,323	$23	$-	$1,346

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Proceeds from sales	$14,007	$21,927	$45,819
Gross gains	256	165	402
Gross losses	-	1	29
Income tax expense	90	57	132

With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2007 or 2006.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2007 and 2006:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$31,022	$(73)	$31,022	$(73)
Obligations of states and political subdivisions	2,409	(9)	1,228	(6)	3,637	(15)
Mortgage-backed securities	337	(3)	8,563	(114)	8,900	(116)
Corporate bonds	4,897	(402)	-	-	4,897	(402)
Total	$7,643	$(414)	$40,813	$(193)	$48,456	$(606)

December 31, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$25,877	$(54)	$51,637	$(782)	$77,514	$(836)
Obligations of states and political subdivisions	1,325	(7)	1,591	(12)	2,916	(19)
Mortgage-backed securities	-	-	13,550	(331)	13,550	(331)
Total	$27,202	$(61)	$66,778	$(1,125)	$93,980	$(1,186)

Management does not believe any individual unrealized loss as of December 31, 2007 or 2006 represents an other than temporary impairment.

At December 31, 2007, the unrealized losses reported for U.S. agency securities relate to five securities issued by Federal Home Loan Bank.  These unrealized losses are primarily attributable to changes in interest rates and individually were 0.4% or less of their respective amortized cost basis. The unrealized losses reported for obligations of states and political subdivisions relate primarily to seven securities issued by four municipalities. These unrealized losses are also primarily attributable to changes in interest rates and individually were 1.2% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FHLMC and FNMA.  These unrealized losses are also primarily attributable to changes in interest rates and individually were 1.7% or less of their respective amortized cost basis.

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

Maturities of investment securities were as follows at December 31, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$36,569	$36,585
Due after one-five years	39,560	40,119
Due after five-ten years	46,458	47,049
Due after ten years	9,852	10,096
	132,439	133,849
Mortgage-backed securities	49,798	50,184
Total available-for-sale	$182,237	$184,033

Held-to-maturity:
Due in one year or less	$155	$155
Due after one-five years	431	440
Due after five-ten years	423	427
Due after ten-years	169	172
Total held-to-maturity	$1,178	$1,194
Total investment securities	$183,415	$185,227

Investment securities of approximately $163,872,000 and $158,547,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Note 5 – Loans

A summary of loans at December 31, 2007 and 2006 follows:

	2007	2006
Commercial, financial and agricultural	$172,297	$161,088
Real estate mortgage	517,892	510,735
Installment	52,875	47,017
Other	5,100	4,731
Total gross loans	748,164	723,571
Less unearned discount	3	3
Net loans	$748,161	$723,568

The real estate mortgage loan balance in the above table includes loans held for sale of $1,974,000 and $2,234,000 at December 31, 2007 and 2006, respectively.

The aggregate principal balances of nonaccrual, past due ninety days or more and renegotiated loans were $7,481,000 and $3,668,000 at December 31, 2007 and 2006, respectively. Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $426,000, $123,000 and $99,000 in 2007, 2006 and 2005, respectively.

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

The following table presents information on impaired loans at December 31, 2007 and 2006:

	2007	2006
Impaired loans for which a specific allowance has
been provided	$3,610	$657
Impaired loans for which no specific allowance has
been provided	3,871	3,011
Total loans determined to be impaired	$7,481	$3,668
Allowance on impaired loans	$220	$82

	For the year ended December 31,
	2007	2006
Average recorded investment in impaired loans	$6,249	$3,468
Cash basis interest income recognized from
impaired loans	325	332

Most of the Company’s business activities are with customers located within east central Illinois.  At December 31, 2007 and 2006, the Company’s loan portfolio included approximately $114,187,000 and $109,734,000, respectively, of loans to borrowers directly related to the agricultural industry.

Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans at December 31, 2007 and 2006 were approximately $9,935,000 and $5,984,000, respectively.

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$5,876	$4,648	$4,621
Balance added through acquisition	-	1,405	-
Provision for loan losses	862	760	1,091
Recoveries	243	219	223
Charge-offs	(863)	(1,156)	(1,287)
Balance, end of year	$6,118	$5,876	$4,648

Note 7 – Premises and Equipment, Net

Premises and equipment at December 31, 2007 and 2006 consisted of:

	2007	2006
Land	$3,524	$3,524
Buildings and improvements	16,515	16,365
Furniture and equipment	11,599	11,089
Leasehold improvements	1,291	1,323
Construction in progress	48	28
Subtotal	32,977	32,329
Accumulated depreciation and amortization	17,457	16,036
Total	$15,520	$16,293

Depreciation and amortization expense was $1,629,000, $1,612,000 and $1,475,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8 – Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.

The changes in the gross carrying amount of goodwill for the years ended December 31, 2007 and 2006 were:

	2007	2006
Balance as of January 1	$21,123	$12,794
Goodwill acquired during the year	-	8,329
Balance as of December 31	$21,123	$21,123

The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2007 and 2006:

	2007		2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,161	3,015	1,961
Core deposit intangibles	5,936	3,241	5,936	2,810
Customer list intangibles	1,904	1,126	1,904	936
	$31,978	$10,288	$31,978	$9,467

Total amortization expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Intangibles from branch acquisitions	$200	$201	$201
Core deposit intangibles	431	370	161
Mortgage servicing rights	-	-	15
Customer list intangibles	190	190	191
	$821	$761	$568

Estimated amortization expense for each of the five succeeding years is shown in the table below:

Estimated amortization expense:
For period ended 12/31/08	$765
For period ended 12/31/09	$730
For period ended 12/31/10	$704
For period ended 12/31/11	$704
For period ended 12/31/12	$380

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2007 and 2006, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 9 – Deposits

As of December 31, 2007 and 2006, deposits consisted of the following:

	2007	2006
Demand deposits:
Non-interest bearing	$124,486	$121,405
Interest-bearing	143,481	140,038
Savings	55,898	58,888
Money market	133,231	108,867
Time deposits	313,487	341,397
Total deposits	$770,583	$770,595

Total interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Interest-bearing demand	$1,872	$1,786	$1,314
Savings	291	270	212
Money market	4,587	3,534	1,660
Time deposits	14,841	12,996	8,533
Total	$21,591	$18,586	$11,719

As of December 31, 2007, 2006 and 2005, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2007	2006	2005
Outstanding	$98,052	$115,900	$103,434
Interest expense for the year	4,652	5,259	3,579

The following table shows the amount of maturities for all time deposits as of December 31, 2007:

Less than 1 year	$277,971
1 year to 2 years	14,145
2 years to 3 years	9,875
3 years to 4 years	4,373
4 years to 5 years	7,043
Over 5 years	80
Total	$313,487

In 2007, the Company’s significant deposits included time deposits with the State of Illinois, and deposit relationships with various public entities. State of Illinois time deposits maintained with the Company totaled $3 million as of December 31, 2007. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Four public entities had total balances of $20.8 million in various checking accounts and time deposits as of December 31, 2007. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 10 – Borrowings

As of December 31, 2007 and 2006 borrowings consisted of the following:

	2007	2006
Federal funds purchased	$-	$6,800
Securities sold under agreements to repurchase	68,300	66,693
Federal Home Loan Bank advances:
Fixed-term advances	52,750	20,000
Subordinated debentures	20,620	20,620
Other debt:
Loans due in one year or less	-	-
Loans due after one year	14,500	11,000
Total	$156,170	$125,113

Aggregate annual maturities of long-term borrowings at December 31, 2007 are:

2008	$15,000
2009	19,500
2010	10,000
2011	3,000
2012	14,750
Thereafter	25,620
$87,870

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $52.75 million as follows:

➢	$10 million advance at 3.77% with a 1-month maturity, paid off on January 8, 2008
➢	$5 million advance at 5.03% with a 1-year maturity, due September 8, 2008
➢	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
➢	$2.5 million advance at 5.46% with a 3-year maturity, due June 14, 2010
➢	$2.5 million advance at 5.12% with a 3-year maturity, due June 14, 2010, one year lockout, callable quarterly beginning June, 2008
➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
➢	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
➢	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

	2007	2006	2005
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$68,300	$71,516	$67,380
Average amount outstanding for the year	54,962	55,389	57,799

First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2007) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

The Company had debt outstanding of $14.5 million and $11 million as of December 31, 2007 and 2006, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (5.4% and 6.51% as of December 31, 2007 and 2006, respectively) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2007 and 2006.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2007 and 2006 the rate was 8.24% and 8.17%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Note 11 – Regulatory Capital

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2007 and 2006, that all capital adequacy requirements have been met.

As of December 31, 2007 and 2006, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table.  At December 31, 2007, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to risk-weighted assets)
Company	$83,783	11.13%	$60,228	> 8.00%	N/A	N/A
First Mid Bank	92,290	12.36	59,727	> 8.00	$74,659	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	77,665	10.32	30,114	> 4.00	N/A	N/A
First Mid Bank	86,172	11.54	29,864	> 4.00	44,795	> 6.00
Tier 1 Capital (to average assets)
Company	77,665	7.89	39,389	> 4.00	N/A	N/A
First Mid Bank	86,172	8.80	39,169	> 4.00	48,961	> 5.00
December 31, 2006
Total Capital (to risk-weighted assets)
Company	$79,132	10.91%	$58,019	> 8.00%	N/A	N/A
First Mid Bank	85,008	11.83	57,492	> 8.00	$71,866	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	73,256	10.10	29,009	> 4.00	N/A	N/A
First Mid Bank	79,132	11.01	28,746	> 4.00	43,119	> 6.00
Tier 1 Capital to average assets)
Company	73,256	7.56	38,754	> 4.00	N/A	N/A
First Mid Bank	79,132	8.21	38,549	> 4.00	48,187	> 5.00

Note 12 – Disclosure of Fair Values of Financial Instruments

Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires the disclosure of the estimated fair value of financial instrument assets and liabilities.  For the Company, as for most financial institutions, most of the assets and liabilities are considered financial instruments as defined in SFAS 107.  However, many of the Company’s financial instruments lack an available trading market as characterized by a willing buyer and seller engaging in an exchange transaction. Additionally, the Company’s general practice and intent is to hold its financial instruments until maturity and not to engage in trading or sales activity.  Accordingly, the Company, for purposes of the SFAS 107 disclosure, used significant assumptions and estimations as well as present value calculations.  Future changes in these assumptions or methodologies may have a material effect on estimated fair values.

The Company has determined estimated fair values using the best available information and an estimation methodology suitable for each category of financial instrument.  The estimation methodology used, the estimated fair values and the carrying amount at December 31, 2007 and 2006 were as follows:

Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$31,123	$31,123	$21,863	$21,863
Investments available-for-sale	184,033	184,033	179,108	179,108
Investments held-to-maturity	1,178	1,194	1,323	1,346

Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with stated maturities	$313,487	$317,956	$341,397	$342,810
Federal funds purchased	-	-	6,800	6,800
Securities sold under agreementsto repurchase	68,300	68,331	66,693	66,715
Federal Home Loan Bank advances	52,750	54,311	20,000	20,205

Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with no stated maturity	$457,096	$457,096	$429,198	$429,198
Floating rate debt	14,500	14,500	11,000	11,000
Junior subordinated debentures	20,620	20,620	20,620	20,620

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

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Net loan portfolio (including loans held for sale)	$742,043	$746,325	$717,692	$712,857

Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.

Note 13—Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2007, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,568,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,568,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2007 and 2006 the Company issued 10,651 common shares and 5,402 common shares, respectively, pursuant to the DCP.

Note 14 – Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $700,000, $640,000 and $591,000 in 2007, 2006 and 2005, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to one retired senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $82,000, $78,000 and $70,000 in 2007, 2006 and 2005, respectively. The current liability recorded for these two agreements was $828,000 and $796,000, as of December 31, 2007 and 2006, respectively.

Note 15 – Stock Option Plan

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”).  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007, under which there are still options outstanding. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 2007. There were no options granted during 2006 or 2005.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2007
Average expected volatility	13.2%
Average expected dividend yield	1.4%
Average expected term	5.7 yrs
Average risk-free interest rate	3.4%

The total compensation cost recognized in the income statement for 2007 was $61,000 with a related tax benefit of $3,000.  The total compensation cost recognized in the income statement for 2006 was $178,000 with a related tax benefit of $7,000.  There was no compensation cost recorded for stock options for 2005.

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2007, 2006 and 2005, and changes during the years then ended is presented below:

	2007
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	414,989	$16.75
Granted	32,000	26.10
Exercised	(39,801)	11.09
Forfeited or expired	(9,704)	26.17
Outstanding, end of year	397,484	$17.85	5.40	$3,382,000
Exercisable, end of year	316,124	$15.88	4.74	$3,293,000

Stock options for 124,813 and 59,906 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2007 because they were anti-dilutive.

	2006
			Weighed-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	487,552	$16.14
Granted	-	-
Exercised	(64,968)	11.46
Forfeited or expired	(7,595)	22.57
Outstanding, end of year	414,989	$16.75	5.83	$4,348,000
Exercisable, end of year	306,427	$14.69	4.11	$3,841,000

Stock options for 100,828 and 46,406 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2006 because they were anti-dilutive.

	2005
			Weighed-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	534,984	$15.91
Granted	-	-
Exercised	(38,994)	11.98
Forfeited or expired	(8,438)	20.62
Outstanding, end of year	487,552	$16.14	6.49	$5,343,000
Exercisable, end of year	296,585	$13.15	5.53	$4,126,000

Stock options for 108,000 and 30,375 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2005 because they were anti-dilutive.

The weighted-average grant-date fair value of options granted during the year 2007 was $4.32. There were no options granted during the years 2006 or 2005.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $655,000, $1,042,000, and $587,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2007, 2006 and 2005, and changes during the years then ended, is presented below:

	2007		2006		2005
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	108,562	$4.69	190,967	$4.33	270,415	$4.00
Granted	32,000	4.32	-	-	-	-
Vested	(52,451)	6.35	(74,810)	3.83	(71,010)	3.05
Forfeited	(6,751)	8.93	(7,595)	4.03	(8,438)	4.61
Unvested, end of year	81,360	$6.26	108,562	$4.69	190,967	$4.33

As of December 31, 2007 and 2006, there was $163,000 and $116,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  That cost is expected to be recognized over a period of four years.  The total fair value of shares subject to options that vested during the years ended December 31, 2007, 2006, and 2005, was $333,000, $287,000, and $217,000, respectively.

The following table summarizes information about stock options under the SI Plan and the 1997 Stock Incentive Plan outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $10.50	72,140	2.23	$9.52	72,140	$9.52
$10.50 to $25.00	200,531	5.09	$15.13	184,078	$14.64
Above $25.00	124,813	7.74	$27.02	59,906	$27.33
	397,484	5.40	$17.85	316,124	$15.88

Note 16 – Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Current
Federal	$4,998	$4,435	$4,337
State	307	257	553
Total Current	5,305	4,692	4,890
Deferred
Federal	(184)	299	198
State	(34)	41	40
Total Deferred	(218)	340	238
Total	$5,087	$5,032	$5,128

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2007, 2006 and 2005, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2007	2006	2005
Expected income taxes	$5,336	$5,264	$5,227
Effects of:
Tax-exempt income	(423)	(434)	(433)
Nondeductible interest expense	50	45	34
State taxes, net of federal taxes	177	194	385
Other items	46	64	14
Effect of marginal tax rate	(99)	(101)	(99)
Total	$5,087	$5,032	$5,128

Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,317	$2,226
Deferred compensation	792	833
Supplemental retirement	323	314
Core deposit premium amortization	89	-
Depreciation	211	51
Other	275	136
Total gross deferred tax assets	$4,007	$3,560
Deferred tax liabilities:
Deferred loan costs	$90	$121
Goodwill	1,076	637
Prepaid expenses	126	106
FHLB stock dividend	327	331
Core deposit premium amortization	-	176
Purchase accounting	774	805
Accumulated accretion	241	193
Other	-	36
Available-for-sale investment securities	700	12
Total gross deferred tax liabilities	$3,334	$2,417
Net deferred tax assets	$673	$1,143

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2007 and 2006 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 17 – Dividend Restrictions

Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company.  At December 31, 2007, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $4.7 million.  The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

Note 18 – Commitments and Contingent Liabilities

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006 are as follows:

	2007	2006
Unused commitments including lines of credit:
Commercial real estate	$42,215	$32,197
Commercial operating	60,468	50,453
Home Equity	18,492	17,021
Other	26,552	26,971
Total	$147,727	$126,642
Standby letters of credit	$4,996	$5,244

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2007 and 2006. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 19—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $14,682,000 and $16,091,000 at December 31, 2007 and 2006, respectively.

Activity during 2007 was as follows:

Balance at December 31, 2006	$16,091
New loans	393
Loan repayments	(1,802)
Balance at December 31, 2007	$14,682

Deposits from related parties held by First Mid Bank at December 31, 2007 and 2006 totaled $17,948,000 and $6,017,000, respectively.

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

	For the year ended	For the year ended
	December 31, 2006	December 31, 2005
Net interest income	$31,806	$31,946
Provision for loan losses	800	1,171
Non-interest income	13,605	13,183
Non-interest expense	29,331	28,374
Income before income taxes	15,280	15,584
Income tax expense	5,233	5,244
Net income	$10,047	$10,340

Earnings per share
Basic	$1.54	$1.56
Diluted	$1.52	$1.52

Basic weighted average shares outstanding	6,510,323	6,634,779
Diluted weighted average shares outstanding	6,617,279	6,821,501

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

Note 21 – Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings that expire over the next eleven years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $473,000, $458,000 and $421,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases are:

Operating Leases
2008	$463
2009	391
2010	390
2011	366
2012	365
Thereafter	1,302
Total minimum lease payments	$3,277

Note 22 – FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  First Mid Bank, an eligible institution, received notice from the FDIC that its share of the credit was approximately $701,000. During 2007, approximately $320,000 of the credit was applied against insurance assessments leaving a remaining credit of approximately $381,000. This amount is not reflected in the accompanying financial statements as it represents contingent future credits against future insurance assessment payments.

Note 23– Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2007	2006
Assets
Cash	$285	$100
Premises and equipment, net	622	649
Investment in subsidiaries	113,066	105,268
Other assets	4,060	3,766
Total Assets	$118,033	$109,783
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,194	$1,123
Debt	35,120	31,620
Other liabilities	1,267	1,254
Total Liabilities	37,581	33,997
Stockholders’ equity	80,452	75,786
Total Liabilities and Stockholders’ equity	$118,033	$109,783

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2007	2006	2005
Income:
Dividends from subsidiaries	$5,625	$15,469	$8,906
Other income	48	75	38
	5,673	15,544	8,944
Operating expenses	3,861	3,362	2,383
Income before income taxes and equity
in undistributed earnings of subsidiaries	1,812	12,182	6,561
Income tax benefit	1,639	1,353	930
Income before equity in undistributed
earnings of subsidiaries	3,451	13,535	7,491
Equity in undistributed earnings of subsidiaries	6,708	(3,526)	2,316
Net income	$10,159	$10,009	$9,807

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$10,159	$10,009	$9,807
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	47	46	10
Equity in undistributed earnings of
subsidiaries	(6,708)	3,526	(2,316)
(Increase) decrease in other assets	357	(569)	(690)
Increase in other liabilities	13	423	370
Net cash provided by operating activities	3,868	13,435	7,181
Cash flows from investing activities:
Cash paid in acquisition	-	(24,255)	-
Net cash used in investing activities	-	(24,255)	-
Cash flows from financing activities:
Repayment of short-term debt	-	(6,000)	(2,900)
Proceeds from short-term debt	-	500	4,000
Repayment of long-term debt	(5,500)	(4,500)	(200)
Proceeds from long-term debt	9,000	15,500	-
Issuance of subordinated debt	-	10,310	-
Proceeds from issuance of common stock	810	1,004	937
Purchase of treasury stock	(6,481)	(7,152)	(4,851)
Dividends paid on common stock	(1,512)	(1,514)	(1,431)
Net cash provided by (used in) financing activities	(3,683)	8,148	(4,445)
(Decrease) increase in cash	185	(2,672)	2,736
Cash at beginning of year	100	2,772	36
Cash at end of year	$285	$100	$2,772

Note 24 – Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2007
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,526	$14,700	$15,293	$15,412
Interest expense	6,849	7,040	7,402	7,138
Net interest income	7,677	7,660	7,891	8,274
Provision for loan losses	186	209	203	264
Net interest income after provision for loan losses	7,491	7,451	7,688	8,010
Other income	3,832	3,546	3,613	3,670
Other expense	7,531	7,354	7,573	7,597
Income before income taxes	3,792	3,643	3,728	4,083
Income taxes	1,198	1,236	1,259	1,394
Net income	$2,594	$2,407	$2,469	$2,689

Basic earnings per share	$0.40	$0.38	$0.39	$0.43
Diluted earnings per share	$0.40	$0.37	$0.38	$0.42

	Quarters ended in 2006
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$11,859	$13,651	$14,804	$15,242
Interest expense	4,719	5,886	6,961	7,146
Net interest income	7,140	7,765	7,843	8,096
Provision for loan losses	193	211	171	185
Net interest income after provision for loan losses	6,947	7,554	7,672	7,911
Other income	3,133	3,415	3,368	3,464
Other expense	6,529	7,137	7,373	7,384
Income before income taxes	3,551	3,832	3,667	3,991
Income taxes	1,147	1,310	1,234	1,341
Net income	$2,404	$2,522	$2,433	$2,650

Basic earnings per share	$0.36	$0.39	$0.38	$0.41
Diluted earnings per share	$0.36	$0.38	$0.37	$0.40

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principals generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Decatur, Illinois
March 5, 2008

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 5, 2008

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of  December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ BKD, LLP
Decatur, Illinois
March 5, 2008

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company.  This code of ethics is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Directors’ Compensation,” Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		426,655	(1)
(B) Stock Incentive Plan	397,484	(2)	$17.85	(3)	268,000	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	397,484		$17.85		694,655

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 15 – “Stock Option Plan” herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

➢	Consolidated Balance Sheets -- December 31, 2007 and 2006

➢	Consolidated Statements of Income -- For the Years Ended December 31, 2007, 2006 and 2005

➢	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2007, 2006 and 2005

➢	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2007, 2006 and 2005.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated:    March 5, 2008

By:   /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of March 2008, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title

/s/ William S. Rowland
William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael L. Taylor
Michael L. Taylor, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles A. Adams

Charles A. Adams, Director

/s/ Kenneth R. Diepholz

Kenneth R. Diepholz, Director

/s/ Joseph R. Dively

Joseph R. Dively, Director

/s/ Steven L. Grissom

Steven L. Grissom, Director

/s/ Daniel E. Marvin

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
Agreement and Plan of Merger By and Among First Mid-Illinois Bancshares, Inc., First Mid Merger Company and Mansfield Bancorp, Inc.
Incorporated by reference to Exhibit 2 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on February 15, 2006.

3.1
Restated Certificate of Incorporation and Amendment to Restated Certificate of Incorporation of First Mid-Illinois Bancshares, Inc.
Incorporated by reference to Exhibit 3(a) to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1987 (File No. 0-13368)

3.2
Amended and Restated Bylaws of First Mid-Illinois Bancshares, Inc.
Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on November 14, 2007.

4.1
Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank,  as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on September 22, 1999

10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.2
Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on November 3, 2005.

10.3
First Amendment  to Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.3 to First Mid-Illinois Bancshares, Inc.’s Annual Report on 10-K for the year ended December 31, 2006.

10.4
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2007.

10.5
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2007.

10.6
Employment Agreement between the Company and Charles A. LeFebvre
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2007.

10.7	First Amendment to Employment Agreement between the Company and Charles A. LeFebvre (filed herewith)
10.8
Employment Agreement between the Company and Kelly A. Downs
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.9
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005 (File No 0-13368)

10.10	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.11	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998 (File No 0-13368)
10.12
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.13
Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005 (File No 0-13368)

10.14
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005 (File No 0-13368)

10.15
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005

10.16	Description of Incentive Compensation Plan (Filed herewith)
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002