Form 10-Q
period 2008-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2008-05-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or
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

As of May 7, 2008, 6,238,271 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks:
Non-interest bearing	$22,808	$28,737
Interest bearing	23,617	136
Federal funds sold	18,288	2,250
Cash and cash equivalents	64,713	31,123
Investment securities:
Available-for-sale, at fair value	169,783	184,033
Held-to-maturity, at amortized cost (estimated fair value of $1,062 and
$1,194 at March 31, 2008 and December 31, 2007, respectively)	1,043	1,178
Loans held for sale	3,612	1,974
Loans	734,229	746,187
Less allowance for loan losses	(6,251)	(6,118)
Net loans	727,978	740,069
Interest receivable	6,582	8,309
Premises and equipment, net	15,210	15,520
Goodwill, net	17,363	17,363
Intangible assets, net	4,136	4,327
Other assets	10,740	12,442
Total assets	$1,021,160	$1,016,338
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$120,775	$124,486
Interest bearing	674,932	646,097
Total deposits	795,707	770,583
Securities sold under agreements to repurchase	54,251	68,300
Interest payable	2,604	2,264
Other borrowings	59,250	67,250
Junior subordinated debentures	20,620	20,620
Other liabilities	5,532	6,869
Total liabilities	937,964	935,886
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,163,687 shares in 2008 and 7,135,113 shares in 2007	28,655	28,540
Additional paid-in capital	23,941	23,308
Retained earnings	52,817	49,895
Deferred compensation	2,629	2,568
Accumulated other comprehensive income	1,815	1,096
Less treasury stock at cost, 923,385 shares in 2008
and 858,396 shares in 2007	(26,661)	(24,955)
Total stockholders’ equity	83,196	80,452
Total liabilities and stockholders’ equity	$1,021,160	$1,016,338

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$12,354	$12,172
Interest on investment securities	2,122	2,269
Interest on federal funds sold	158	81
Interest on deposits with other financial institutions	153	4
Total interest income	14,787	14,526
Interest expense:
Interest on deposits	4,850	5,290
Interest on securities sold under agreements
to repurchase	368	577
Interest on other borrowings	701	587
Interest on subordinated debentures	366	395
Total interest expense	6,285	6,849
Net interest income	8,502	7,677
Provision for loan losses	191	186
Net interest income after provision for loan losses	8,311	7,491
Other income:
Trust revenues	744	717
Brokerage commissions	99	112
Insurance commissions	709	699
Service charges	1,321	1,270
Securities gains, net	151	139
Mortgage banking revenue, net	108	121
Other	838	774
Total other income	3,970	3,832
Other expense:
Salaries and employee benefits	4,124	4,076
Net occupancy and equipment expense	1,235	1,217
Amortization of intangible assets	191	217
Stationery and supplies	143	145
Legal and professional	479	474
Marketing and promotion	176	206
Other	1,437	1,196
Total other expense	7,785	7,531
Income before income taxes	4,496	3,792
Income taxes	1,574	1,198
Net income	$2,922	$2,594

Per share data:
Basic earnings per share	$0.47	$0.40
Diluted earnings per share	$0.46	$0.40
Cash dividends per share	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$2,922	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	191	186
Depreciation, amortization and accretion, net	516	450
Stock-based compensation expense	16	8
Gains on sale of securities, net	(151)	(139)
(Gains) losses on sale of other real property owned, net	44	(19)
Loss on write down of fixed assets	132	-
Gains on sale of loans held for sale, net	(121)	(130)
Origination of loans held for sale	(12,134)	(11,556)
Proceeds from sale of loans held for sale	10,617	12,616
Decrease in other assets	2,662	1,211
Increase (decrease) in other liabilities	197	(715)
Net cash provided by operating activities	4,891	4,506
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	-	7,567
Proceeds from maturities of securities available-for-sale	56,914	11,738
Proceeds from maturities of securities held-to-maturity	135	125
Purchases of securities available-for-sale	(41,263)	(12,572)
Net decrease in loans	11,900	13,434
Purchases of premises and equipment	(85)	(158)
Proceeds from sales of other real property owned	186	152
Net cash provided by investing activities	27,787	20,286
Cash flows from financing activities:
Net increase in deposits	25,124	7,657
Decrease in federal funds purchased	-	(6,800)
Decrease in repurchase agreements	(14,049)	(18,393)
Proceeds from short term FHLB advances	-	7,000
Repayment of short term FHLB advances	(10,000)	(7,000)
Proceeds from long term FHLB advances	-	10,000
Proceeds from long term debt	2,000	4,000
Repayment of long term debt	-	(500)
Proceeds from issuance of common stock	262	444
Purchase of treasury stock	(1,646)	(3,008)
Dividends paid on common stock	(779)	(732)
Net cash provided by (used in) financing activities	912	(7,332)
Increase in cash and cash equivalents	33,590	17,460
Cash and cash equivalents at beginning of period	31,123	21,836
Cash and cash equivalents at end of period	$64,713	$39,296

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,945	$6,732
Income taxes	450	232
Supplemental disclosures of noncash investing and financing activities
Loans transferred to real estate owned	135	18
Dividends reinvested in common stock	414	383
Net tax benefit related to option and deferred compensation plans	55	166

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2008 and 2007, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2008 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. The Company operates as a one-segment entity for financial reporting purposes.

The 2007 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2007, the Company had awarded 32,000 shares under the plan. There were no shares awarded during the first quarter of 2008.

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

Comprehensive Income

The Company’s comprehensive income for the three-month periods ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net income	$2,922	$2,594
Other comprehensive income:
Unrealized gains during the period	1,330	300
Less realized gains during the period	(151)	(139)
Tax effect	(460)	(62)
Total other comprehensive income	719	99
Comprehensive income	$3,641	$2,693

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No.51.”  FAS 160 requires that a noncontrolling interest in a subsidiary be reported separately within equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in deconsolidation.  FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the implementation of FAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (FAS 141(R)), “Business Combinations.”  FAS 141(R) will significantly change the financial accounting and reporting of business combination transactions.  FAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for acquisition dates in fiscal years beginning after December 15, 2008.  The Company does not expect the implementation of FAS 141(R) to have a material impact on its consolidated financial statements.

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

The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007
Basic Earnings per Share:
Net income	$2,922,000	$2,594,000
Weighted average common shares outstanding	6,278,128	6,421,397
Basic earnings per common share	$.47	$.40
Diluted Earnings per Share:
Weighted average common shares outstanding	6,278,128	6,421,397
Assumed conversion of stock options	115,427	144,561
Diluted weighted average common shares outstanding	6,393,555	6,565,958
Diluted earnings per common share	$.46	$.40

Stock options for 124,813 shares of common stock were not considered in computing diluted earnings per share for 2008 because they were anti-dilutive.

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,212	3,015	2,161
Core deposit intangibles	5,936	3,333	5,936	3,241
Customer list intangibles	1,904	1,174	1,904	1,126
	$31,978	$10,479	$31,978	$10,288

Total amortization expense for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	March 31,
	2008	2007
Intangibles from branch acquisition	$51	$50
Core deposit intangibles	92	119
Customer list intangibles	48	48
	$191	$217

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/08-3/31/08	$191

Estimated amortization expense:
For period 04/01/08-12/31/08	$574
For year ended 12/31/09	$730
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2007 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of the Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its MPF Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2008.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $14 million during the first three months of 2008. Other borrowings decreased $8 million during the three-month period ended March 31, 2008. This decrease was primarily due to a decrease of $10 million in Federal Home Loan Bank advances partially offset by an increase in borrowing on our revolving credit line with The Northern Trust Company.

Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fail value.

In accordance with FAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1
Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in financial institution trust preferred securities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$169,783	$42	$161,282	$8,459

The change in fair value of assets measured using significant unobservable (Level 3) inputs on a recurring basis is summarized as follows (in thousands): :

Available-for-sale Securities
Balance, December 31, 2007	$9,491
Total realized and unrealized gains and losses:
Included in net income	1
Included in other comprehensive income	(828)
Purchases, issuances and settlements	(205)
Transfers in and/or out of Level 3	-
Balance, March 31, 2008	$8,459

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis in the first three months of 2008 that were still held in the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at March 31, 2008 (in thousands).

	Carrying value at March 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,190	$-	$-	$4,190

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (“FAS 114”) “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value based on First Mid’s loan review policy and procedures.
If the impaired loan is determined not to be collateral dependent, then the discounted cash flow method is used.  This method requires the impaired loan to be recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate of a loan is the contractual interest rate adjusted for any net deferred loan fees or costs, premiums, or discount existing at origination or acquisition of the loan.

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with FAS 114 during the first quarter of 2008 had a carrying amount of $4.9 million with specific loss exposures of $712,000, an increase of $492,000 from December 31, 2007. The increase in specific loss exposures was the result of several loans added to substandard classifications which had impairments and management’s change in the discount factor used to value real estate collateral to more accurately reflect the Company’s experience in liquidating foreclosed real estate.

When there is little prospect of collecting either principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.  The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be effected in the future. During the first quarter of 2008, the Company charged-off $113,000 of impaired loans to the allowance for loan losses

New Accounting Principles

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three month periods ended, March 31, 2008 and 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2007 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

New Accounting Standards Adopted

The Company adopted the provisions of FAS 157 on January 1, 2008. The implementation of FAS 157 did not have a material impact on the Company’s financial statements. FAS 157 has been applied prospectively as of the beginning of the period.  See “Fair Value of Assets and Liabilities” in the notes to consolidated financial statements for more detailed information regarding the adoption of FAS 157.

Properties

On September 29, 2007, the Company closed its facilities located at 435 South Hamilton, Sullivan, Illinois in the IGA and at 220 North Highway Avenue, DeLand, Illinois. The customers and operations of both of these facilities were moved to other facilities in Sullivan and Monticello, Illinois. The Company did not expect the closing or moving of these facilities to have a material impact on its other operations.

During the first quarter of 2008, the Company obtained an independent appraisal of the DeLand property in anticipation of possibly donating or selling this property.  Subsequently, the Company adjusted its carrying value of the property to the appraised value which resulted in a loss of $132,000 in the consolidated financial statements.

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

Net income was $2,922,000 and $2,594,000 and diluted earnings per share was $.46 and $.40 for the three months ended March 31, 2008 and 2007, respectively. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2008 and 2007, compared to the performance ratios for the year ended December 31, 2007:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2008	2007	2007
Return on average assets	1.15%	1.07%	1.03%
Return on average equity	14.16%	13.53%	13.06%
Average equity to average assets	8.15%	7.90%	7.90%

Total assets at March 31, 2008 and December 31, 2007 were $1,021.2 million and $1,016.3 million, respectively. The increase in net assets was primarily due to an increase in interest-bearing deposits and federal funds sold, offset by decreases in available-for-sale securities and net loans.  Available-for-sale securities decreased by $14.3 million during the first three months of 2008 due to securities that were called or matured and were not immediately replaced. Net loan balances were $728 million at March 31, 2008, a decrease of $12.1 million, or 1.6%, from $740.1 million at December 31, 2007 due to seasonal pay downs on agricultural operating loans. Total deposit balances increased to $795.7 million at March 31, 2008 from $770.6 million at December 31, 2007 due to increased balances in certificates of deposit.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.55% for the three months ended March 31, 2008, up from 3.41% for the same period in 2007. The increase in the net interest margin is attributable to a greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates.  Net interest income before the provision for loan losses was $8.5 million compared to net interest income of $7.7 million for the same period in 2007. The increase was due to improvement in the net interest margin and growth in average earning assets of $43.8 million for the three months ended March 31, 2008 compared to the same period in 2007.

Noninterest income increased $.2 million or 3.6%, to $4 million for the three months ended March 31, 2008 compared to $3.8 million for the three months ended March 31, 2007. The increase in noninterest income was due to increases in fees received on overdrafts and fees on ATM and debit cards.

Noninterest expense increased 3.4%, or $.3 million, to $7.8 million for the three months ended March 31, 2008 compared to $7.5 million during the same period in 2007.  The increase in noninterest expense was due to the write down of the DeLand property and increases in loan collection expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2008 vs. 2007
Three months ended March 31
Net interest income	$825
Provision for loan losses	(5)
Other income, including securities transactions	138
Other expenses	(254)
Income taxes	(376)
Increase in net income	$328

Credit quality is an area of importance to the Company. Total nonperforming loans were $8.3 million at March 31, 2008, compared to $4 million at March 31, 2007 and $7.5 million at December 31, 2007.  This increase was primarily due to insufficient cash flow on commercial real estate loans to one borrower which totaled $2.9 million and on a residential construction loan to one borrower which totaled $.7 million. The Company’s provision for loan losses for the three months ended March 31, 2008 and 2007 was $191,000 and $186,000, respectively.  At March 31, 2008, the composition of the loan portfolio remained similar to the same period last year. During the three months ended March 31, 2008, annualized net charge-offs were .03% of average loans compared to .02% for the same period in 2007. Loans secured by both commercial and residential real estate comprised 70% and 71% of the loan portfolio as of March 31, 2008 and 2007, respectively.

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board. The Board of Directors and management of the Federal Home Loan Bank of Chicago have recently announced it will no longer fund mortgage loan purchases through its MPF Program after July 31, 2008. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2008 and 2007 was 10.8% and 10.4%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2008 and 2007 was 11.6% and 11.2%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2008 and 2007 were $167.1 million and $149.3 million, respectively.  This increase is primarily attributable to increases in commercial operating lines of credit.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

	Three months ended			Three months ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$21,660	$153	2.84%	$321	$4	5.05%
Federal funds sold	20,532	158	3.11%	6,362	81	5.16%
Investment securities
Taxable	152,715	1,938	5.07%	169,948	2,103	4.95%
Tax-exempt (1)	18,323	184	4.02%	16,208	166	4.10%
Loans (2)(3)	735,088	12,354	6.76%	711,647	12,172	6.94%
Total earning assets	948,318	14,787	6.25%	904,486	14,526	6.51%
Cash and due from banks	21,454			19,276
Premises and equipment	15,421			16,167
Other assets	33,703			36,630
Allowance for loan losses	(6,212)			(5,962)
Total assets	$1,012,684			$970,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$287,772	$1,174	1.64%	$261,649	$1,509	2.34%
Savings deposits	59,004	85	.58%	61,612	83	.55%
Time deposits	322,184	3,591	4.48%	332,812	3,698	4.51%
Securities sold under agreements to repurchase	57,342	368	2.58%	50,601	577	4.62%
FHLB advances	43,519	536	4.95%	28,778	338	4.76%
Federal funds purchased	-	-	.00%	3,345	45	5.46%
Junior subordinated debt	20,620	366	7.14%	20,620	395	7.77%
Other debt	14,819	165	4.49%	12,322	204	6.71%
Total interest-bearing liabilities	805,260	6,285	3.14%	771,739	6,849	3.60%
Non interest-bearing demand deposits	119,108			115,279
Other liabilities	5,790			6,887
Stockholders' equity	82,526			76,692
Total liabilities & equity	$1,012,684			$970,597
Net interest income		$8,502			$7,677
Net interest spread			3.11%			2.91%
Impact of non-interest bearing funds			.44%			.50%

Net yield on interest- earning assets			3.55%			3.41%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2008, compared to the same period in 2007 (in thousands):

	For the three months ended March 31,
	2008 compared to 2007
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$149	$162	$(13)
Federal funds sold	77	289	(212)
Investment securities:
Taxable	(165)	(482)	317
Tax-exempt (2)	18	21	(3)
Loans (3)	182	1,535	(1,353)
Total interest income	261	1,525	(1,264)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(335)	833	(1,168)
Savings deposits	2	(15)	17
Time deposits	(107)	(89)	(18)
Securities sold under
agreements to repurchase	(209)	430	(639)
FHLB advances	198	184	14
Federal funds purchased	(45)	(23)	(22)
Junior subordinated debt	(29)	-	(29)
Other debt	(39)	193	(232)
Total interest expense	(564)	1,513	(2,077)
Net interest income	$825	$12	$813

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $.8 million, or 10.7%, to $8.5 million for the three months ended March 31, 2008, from $7.7 million for the same period in 2007. The increase in net interest income was due to improvement in the Company’s net interest margin and growth in earning assets.

For the three months ended March 31, 2008, average earning assets increased by $44 million, or 4.8%, and average interest-bearing liabilities increased $33.5 million, or 4.3%, compared with average balances for the same period in 2007. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits increased $21.3 million or 6635.5%

•	Average federal funds sold increased $14.2 million or 223.2%

•	Average loans increased by $23.4 million or 3.3%.

•	Average securities decreased by $15.1 million or 8.1%.

•	Average deposits increased by $12.9 million or 2%.

•	Average securities sold under agreements to repurchase increased by $6.7 million or 13.2%.

•	Average borrowings and other debt increased by $13.9 million or 21.4%.

•	Net interest margin increased to 3.55% for the first three months of 2008 from 3.41% for the first three months of 2007.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.64% for the first three months of 2008 and 3.45% for the first three months of 2007. The TE adjustments to net interest income for March 31, 2008 and 2007 were $94,000 and $86,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 and 2007 was $191,000 and $186,000, respectively.  Nonperforming loans were $8.3 million and $4.0 million as of March 31, 2008 and 2007, respectively.  Net charge-offs were $58,000 for the three months ended March 31, 2008 compared to $31,000 during the same period in 2007.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007	$ Change
Trust	$744	$717	$27
Brokerage	99	112	(13)
Insurance commissions	709	699	10
Service charges	1,321	1,270	51
Security gains	151	139	12
Mortgage banking	108	121	(13)
Other	838	774	64
Total other income	$3,970	$3,832	$138

Following are explanations of the changes in these other income categories for the three months ended March 31, 2008 compared to the same period in 2007:

•	Trust revenues increased $27,000 or 3.8% to $744,000 from $717,000. Trust assets, at market value, were $446.9 million at March 31, 2008 compared to $446.6 million at March 31, 2007.

•	Revenues from brokerage decreased $13,000 or 11.6% to $99,000 from $112,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $10,000 or 1.4% to $709,000 from $699,000 due to the increase in commissions received on sales of business property and casualty insurance in the first quarter of 2008 compared to the same period in 2007.

•
Fees from service charges increased $51,000 or 4% to $1,321,000 from $1,270,000.  This was primarily the result of an increase in the number of overdrafts during the first quarter of 2008 compared to the same period in 2007.

•
The sale of securities during the three months ended March 31, 2008 resulted in net securities gains of $151,000 compared to the three months ended March 31, 2007 which resulted in net securities gains of $139,000.

•
Mortgage banking income decreased $13,000 or 10.7% to $108,000 from $121,000.  This decrease was primarily due to a decrease in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances were as follows:

•	$10.5 million (representing 80 loans) for the first quarter of 2008.
•	$12.5 million (representing 101 loans) for the first quarter of 2007.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $64,000 or 8.3% to $838,000 from $774,000. This increase was primarily due to increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007	$ Change
Salaries and benefits	$4,124	$4,076	$48
Occupancy and equipment	1,235	1,217	18
Amortization of intangibles	191	217	(26)
Stationery and supplies	143	145	(2)
Legal and professional fees	479	474	5
Marketing and promotion	176	206	(30)
Other operating expenses	1,437	1,196	241
Total other expense	$7,785	$7,531	$254

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2008 compared to the same period in 2007:

•
Salaries and employee benefits, the largest component of other expense, increased $48,000 or 1.2% to $4,124,000 from $4,076,000.  This increase is primarily due to merit increases for continuing employees.  There were 350 full-time equivalent employees at March 31, 2008 compared to 348 at March 31, 2007.

·	Occupancy and equipment expense increased $18,000 or 1.5% to $1,235,000 from $1,217,000.

•	Expense for amortization of intangible assets decreased $26,000 or 12% to $191,000 from $217,000 due to complete amortization of one core deposit intangible in July 2007.

•
Other operating expenses increased $241,000 or 20.2% to $1,437,000 in 2008 from $1,196,000 in 2007. This increase was due to the write down of property in DeLand, Illinois to its appraised value, losses on foreclosed real estate sales and product training for all personnel during the first quarter of 2008.

•	All other categories of operating expenses decreased a net of $27,000 or 3.3% to $798,000 from $825,000. The decrease was primarily due to decreases in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $1,574,000 (35% effective tax rate) for the three months ended March 31, 2008, compared to $1,198,000 (31.6% effective tax rate) for the same period in 2007. The change in effective rate from 2007 to 2008 is primarily due to a $142,000 reduction in the state tax expense accrual during 2007 as a result of amending the 2003 and 2002 state income tax returns for a greater deduction in enterprise zone interest. This resulted in a $93,000 net reduction in tax expense for 2007 that did not occur in 2008.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Real estate – residential	$139,050	$138,765
Real estate – agricultural	62,035	61,825
Real estate – commercial	318,686	317,302
Total real estate – mortgage	519,771	517,892
Commercial and agricultural	160,241	172,294
Installment	51,825	52,875
Other	6,004	5,100
Total loans	$737,841	$748,161

Overall loans decreased $10.3 million, or 1.4%.  The decrease was primarily a result of decreases in commercial and agricultural operating loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $3,612,000 and 1,974,000 as of March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, the Company had loan concentrations in agricultural industries of $101 million, or 13.7%, of outstanding loans and $114.2 million, or 15.3%, at December 31, 2007.  In addition, the Company had loan concentrations in the following industries as of March 31, 2008 compared to December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$65,371	8.86%	$68,322	9.13%
Lessors of residential buildings & dwellings	49,496	6.71%	49,517	6.62%
Hotels and motels	35,569	4.82%	30,841	4.12%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2008, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$62,747	$58,885	$17,418	$139,050
Real estate -- agricultural	15,992	37,057	8,986	62,035
Real estate – commercial	160,649	143,510	14,527	318,686
Total real estate -- mortgage	239,388	239,452	40,931	519,771
Commercial and agricultural	113,140	42,181	4,920	160,241
Installment	23,452	28,129	244	51,825
Other	1,594	2,954	1,456	6,004
Total loans	$377,574	$312,716	$47,551	$737,841
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2008, loans with maturities over one year consisted of approximately $315 million in fixed rate loans and $46 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Nonaccrual loans	$8,247	$7,460
Renegotiated loans which are performing
in accordance with revised terms	19	21
Total nonperforming loans	$8,266	$7,481

The $787,000 increase in nonaccrual loans during the three months ended March 31, 2008 resulted from the net of $1,674,000 of additional loans put on nonaccrual status, $637,000 of loans brought current or paid-off, $135,000 of loans transferred to other real estate owned and $115,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $113,700 and $70,600 for the three-month periods ended March 31, 2008 and 2007, respectively.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At March 31, 2008, the Company’s loan portfolio included $101 million of loans to borrowers whose businesses are directly related to agriculture.  The balance decreased $13.2 million from $114.2 million at December 31, 2007.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $35.6 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $65.4 million of loans to lessors of non-residential buildings and $49.5 million of loans to lessors of residential buildings and dwellings. A significant widespread decline in real estate values could result in an increase in nonperforming loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of March 31, 2008 and 2007, and of changes in the allowance for the three-month periods ended March 31, 2008 and 2007, is as follows (dollars in thousands):

	Three months ended March 31,
	2008	2007
Average loans outstanding, net of unearned income	$735,088	$711,647
Allowance-beginning of period	6,118	$5,876
Charge-offs:
Real estate-mortgage	33	4
Commercial, financial & agricultural	71	15
Installment	14	30
Other	36	34
Total charge-offs	154	83
Recoveries:
Real estate-mortgage	51	1
Commercial, financial & agricultural	3	2
Installment	8	13
Other	34	36
Total recoveries	96	52
Net charge-offs (recoveries)	58	31
Provision for loan losses	191	186
Allowance-end of period	$6,251	$6,031
Ratio of annualized net charge-offs to average loans	.03%	.02%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	.85%	.85%
Ratio of allowance for loan losses to nonperforming loans	75.6%	150.3%

The ratio of the allowance for loan losses to nonperforming loans is 75.6% as of March 31, 2008 compared to 150.3% as of March 31, 2007.  The increase in total nonperforming loans is the primary factor in the decline in the ratio.  The increase in nonperforming loans is primarily due to the addition of commercial real estate loans to one borrower that totaled $2.9 million.  The commercial real estate loans are secured by one commercial building that is partially leased, one commercial building under construction, one subdivision development, and four residential properties. Management recognized charge-offs of $33,000 and $200,000 on these loans during 2008 and 2007, respectively. Also a residential construction loan to one borrower which totaled $.7 million was classified during the first quarter of 2008. Based upon market real estate comparable information, the Company estimates that the probable remaining collateral shortfall on these loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

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

The following table sets forth the amortized cost of the securities as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$76,573	4.79%	$106,175	4.82%
Obligations of states and political subdivisions	19,745	4.09%	17,820	4.15%
Mortgage-backed securities	55,908	5.31%	49,798	5.33%
Other securities	15,625	5.84%	9,622	6.30%
Total securities	$167,851	4.98%	$183,415	4.96%

At March 31, 2008, the Company’s investment portfolio showed a decrease of $15.6 million from December 31, 2007 primarily due to U.S. Treasury and obligations of U.S. government corporations and agencies securities that matured and were not immediately replaced offset by additional purchases of mortgage-backed securities.  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2008 and December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2008
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$76,573	$2,184	$(12)	$78,745
Obligations of states and political subdivisions	18,702	314	(47)	18,969
Mortgage-backed securities	55,908	1,678	-	57,586
Other securities	15,625	7	(1,149)	14,483
Total available-for-sale	$166,808	$4,183	$(1,208)	$169,783
Held-to-maturity:
Obligations of states and political subdivisions	$1,043	$19	$-	$1,062

December 31, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$106,175	$1,496	$(73)	$107,598
Obligations of states and political subdivisions	16,642	182	(15)	16,809
Mortgage-backed securities	49,798	502	(116)	50,184
Other securities	9,622	222	(402)	9,442
Total available-for-sale	$182,237	$2,402	$(606)	$184,033
Held-to-maturity:
Obligations of states and political subdivisions	$1,178	$16	$-	$1,194

At March 31, 2008, there were two obligations of U.S. government agencies with a fair value of $10,923,000 and an unrealized loss of $6,091, in a continuous unrealized loss position for twelve months or more.  At March 31, 2007, there were five obligations of states and political subdivisions with a fair value of $1,590,000 and an unrealized loss of $13,000, six mortgage-backed securities with a fair value of $12,740,000 and an unrealized loss of $273,000, and eleven obligations of U.S. government agencies with a fair value of $56,801,000 and an unrealized loss of $619,000, in a continuous unrealized loss position for twelve months or more.  This position was due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of March 31, 2008 or 2007 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2008 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$16,245	$10,173	$50,155	$-	$76,573
Obligations of state and
political subdivisions	1,370	3,837	4,643	8,852	18,702
Mortgage-backed securities	1	30,911	24,996	-	55,908
Other securities	-	6,554	4,747	4,324	15,625
Total investments	$17,616	$51,475	$84,541	$13,176	$166,808

Weighted average yield	3.66%	5.07%	5.07%	5.81%	4.98%
Full tax-equivalent yield	3.79%	5.21%	5.18%	7.01%	5.19%

Held-to-maturity:
Obligations of state and
political subdivisions	$20	$431	$423	$169	$1,043

Weighted average yield	5.75%	5.50%	5.28%	5.75%	5.46%
Full tax-equivalent yield	8.41%	7.89%	7.70%	8.41%	7.91%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2008.

Investment securities carried at approximately $132,868,000 and $163,872,000 at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2008 and for the year ended December 31, 2007 (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$119,108	-	$114,393	-
Interest-bearing	287,772	1.64%	271,117	1.98%
Savings	59,004	.59%	60,654	.58%
Time deposits	322,184	4.48%	325,397	4.54%
Total average deposits	$788,068	2.48%	$771,561	2.66%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2008 and for the year ended December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
High month-end balances of total deposits	$796,742	$784,597
Low month-end balances of total deposits	777,389	756,222

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2007	2007
3 months or less	$34,077	$17,883
Over 3 through 6 months	48,436	25,339
Over 6 through 12 months	13,449	47,160
Over 12 months	7,976	7,670
Total	$103,938	$98,052

During the first three months of 2008, the balance of time deposits of $100,000 or more increased by approximately $5.9 million. The increase in balances was primarily attributable to an increase in consumer time deposits.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The Company also maintained time deposits for the State of Illinois with balances of $3.0 million as of March 31, 2008 and December 31, 2007. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2008 and December 31, 2007 is presented below (dollars in thousands):

	March 31,	December 31,
	2008	2007

Securities sold under agreements to repurchase	$54,251	$68,300
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	15,000
Fixed term – due after one year	37,750	37,750
Debt:
Loans due after one year	16,500	14,500
Junior subordinated debentures	20,620	20,620
Total	$134,121	$156,170
Average interest rate at end of period	3.67%	3.96%

Maximum outstanding at any month-end
Federal funds purchased	$-	$14,100
Securities sold under agreements to repurchase	59,137	68,300
Federal Home Loan Bank advances:
Overnight	-	7,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	37,750	37,750
Debt:
Loans due after one year	16,500	16,500
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$-	$3,907
Securities sold under agreements to repurchase	57,342	54,962
Federal Home Loan Bank advances:
Overnight	-	58
Fixed term – due in one year or less	5,385	8,905
Fixed term – due after one year	38,135	25,950
Debt:
Loans due after one year	14,819	14,345
Junior subordinated debentures	20,620	20,620
Total	$136,301	$128,747
Average interest rate during the period	4.21%	5.31%

Securities sold under agreements to repurchase had seasonal declines of $14 million during the first three months of 2008. FHLB advances decreased $10 million during the three-month period ended March 31, 2008 due to an advance that matured and was not replaced given the Company’s federal funds sold position.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2008 the fixed term advances consisted of $42.75 million as follows:

•	$5 million advance at 5.03% with a 1-year maturity, due September 8, 2008
•	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly beginning June, 2008
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
•	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly beginning July, 2007

At March 31, 2008, outstanding debt balances include $16,500,000 on a revolving credit agreement with The Northern Trust Company.  This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. (“Mansfield”), and its wholly owned subsidiary, Peoples State Bank of Mansfield, in May 2006. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (3.52% as of March 31, 2008) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank similar to those of the prior agreement including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2008 and 2007 and December 31, 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (7.21% and 8.24% at March 31, 2008 and December 31, 2007, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provides a five-year transition period, ending September 30, 2009, for application of the revised quantitative limits. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2008 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$41,905	$-	$-	$-	$-	$-	$41,905	$41,905
Taxable investment securities	16,379	1,027	501	-	8,071	124,836	150,814	150,814
Nontaxable investment securities	1,541	942	1,346	1,190	708	14,285	20,012	20,031
Loans	411,267	133,638	98,003	44,972	23,118	26,843	737,841	749,318
Total	$471,092	$135,607	$99,850	$46,162	$31,897	$165,964	$950,572	$962,068
Interest-bearing liabilities:
Savings and N.O.W. accounts	$60,924	$10,440	10,896	$15,912	$16,451	$98,579	$213,202	$213,202
Money market accounts	121,407	990	1,017	1,320	1,347	7,120	133,201	133,201
Other time deposits	292,786	14,817	8,607	3,954	8,300	65	328,529	334,886
Short-term borrowings/debt	59,251	-	-	-	-	-	59,251	59,327
Long-term borrowings/debt	-	36,810	8,000	20,310	4,750	5,000	74,870	77,361
Total	$534,368	$63,057	$28,520	$41,496	$30,848	$110,764	$809,053	$817,977
Rate sensitive assets – rate sensitive liabilities	$(63,276)	$72,550	$71,330	$4,666	$1,049	$55,200	$141,519
Cumulative GAP	$(63,276)	$9,274	$80,604	$85,270	$86,319	$141,519

Cumulative amounts as % of total rate sensitive assets	-6.7%	7.6%	7.5%	0.5%	0.1%	5.8%
Cumulative Ratio	-6.7%	1.0%	8.5%	9.0%	9.1%	14.9%

The static GAP analysis shows that at March 31, 2008, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At March 31, 2008, the Company’s stockholders' equity had increased $2,744,000, or 3.4%, to $83,196,000 from $80,452,000 as of December 31, 2007. During the first three months of 2008, net income contributed $2,922,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $719,000, net of tax.  Additional purchases of treasury stock (64,989 shares at an average cost of $25.32 per share) decreased stockholders’ equity by approximately $1,645,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2008 and December 31, 2007, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2008, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital (to risk-weighted assets)
Company	$86,133	11.64%	$59,176	> 8.00%	N/A	N/A
First Mid Bank	95,815	13.05%	58,756	> 8.00%	$73,445	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	79,882	10.80%	29,588	> 4.00%	N/A	N/A
First Mid Bank	89,564	12.19%	29,378	> 4.00%	44,067	> 6.00%

Tier 1 Capital (to average assets)
Company	79,882	8.06%	39,647	> 4.00%	N/A	N/A
First Mid Bank	89,564	9.08%	39,448	> 4.00%	49,310	> 5.00%

December 31, 2007
Total Capital (to risk-weighted assets)
Company	$83,783	11.13%	$60,228	> 8.00%	N/A	N/A
First Mid Bank	92,290	12.36	59,727	> 8.00%	$74,659	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	77,665	10.32	30,114	> 4.00%	N/A	N/A
First Mid Bank	86,172	11.54	29,864	> 4.00%	44,795	> 6.00%

Tier 1 Capital (to average assets)
Company	77,665	7.89	39,389	> 4.00%	N/A	N/A
First Mid Bank	86,172	8.80	39,169	> 4.00%	48,961	> 5.00%

These ratios allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which has a ten-year term that expires October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. During the fourth quarter of 2007, 32,000 shares were awarded under the plan. There were no shares awarded in the first quarter of 2008.

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

During the three-month period ending March 31, 2008, the Company repurchased 64,989 shares at a total cost of approximately $1,646,000. Since 1998, the Company has repurchased a total of 2,416,635 shares at a total price of approximately $45,029,000.  As of March 31, 2008, the Company was authorized per all repurchase programs to purchase $4,177,000 in additional shares.

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

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2008, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2008, the excess collateral at the FHLB would support approximately $64.6 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2008, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $16.5 million and $6 million in available funds.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2008 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$328,529	$292,444	$23,587	$12,433	$65
Debt	37,120	-	16,500	-	20,620
Other borrowings	97,001	76,751	15,500	4,750	-
Operating leases	3,165	463	854	685	1,163
Supplemental retirement	863	50	100	100	613
	$466,678	$369,708	$56,541	$17,968	$22,461

For the three-month period ended March 31, 2008, net cash of $4.9 million, $27.8 million and $.9 million was provided from operating activities, investing activities and financing activities, respectively.  In total, cash and cash equivalents increased by $33.6 million since year-end 2007.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Unused commitments and lines of credit:
Commercial real estate	$43,636	$42,215
Commercial operating	64,472	60,468
Home equity	19,619	18,492
Other	34,373	26,552
Total	$162,100	$147,727

Standby letters of credit	$4,998	$4,996

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2007.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company. As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others. Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock. There has been no material change to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 -- January 31, 2008	-	$-	-	$5,823,000
February 1, 2008 -- February 29, 2008	17,706	$25.25	17,706	$5,376,000
March 1, 2008 – March 31, 2008	47,283	$25.35	47,283	$4,177,000
Total	64,989	$25.32	64,989	$4,177,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 7, 2008

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