Form 10-Q
period 2008-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2008-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Or
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

As of August 7, 2008, 6,233,185 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks:
Non-interest bearing	$24,830	$28,737
Interest bearing	14,598	136
Federal funds sold	13,700	2,250
Cash and cash equivalents	53,128	31,123
Investment securities:
Available-for-sale, at fair value	166,701	184,033
Held-to-maturity, at amortized cost (estimated fair value of $611 and
$1,194 at June 30, 2008 and December 31, 2007, respectively)	598	1,178
Loans held for sale	6,277	1,974
Loans	740,044	746,187
Less allowance for loan losses	(6,173)	(6,118)
Net loans	733,871	740,069
Interest receivable	6,544	8,309
Other real estate owned	1,773	524
Premises and equipment, net	15,093	15,520
Goodwill, net	17,363	17,363
Intangible assets, net	3,945	4,327
Other assets	14,561	11,918
Total assets	$1,019,854	$1,016,338
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$121,877	$124,486
Interest bearing	674,115	646,097
Total deposits	795,992	770,583
Securities sold under agreements to repurchase	55,518	68,300
Interest payable	2,733	2,264
Other borrowings	59,250	67,250
Junior subordinated debentures	20,620	20,620
Other liabilities	5,375	6,869
Total liabilities	939,488	935,886
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,230,218 shares in 2008 and 7,135,113 shares in 2007	28,921	28,540
Additional paid-in capital	24,936	23,308
Retained earnings	54,327	49,895
Deferred compensation	2,694	2,568
Accumulated other comprehensive income (loss)	(1,766)	1,096
Less treasury stock at cost, 998,288 shares in 2008
and 858,396 shares in 2007	(28,746)	(24,955)
Total stockholders’ equity	80,366	80,452
Total liabilities and stockholders’ equity	$1,019,854	$1,016,338

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$11,944	$12,422	$24,298	$24,594
Interest on investment securities	2,121	2,212	4,243	4,481
Interest on federal funds sold	93	62	251	143
Interest on deposits with other financial institutions	126	4	279	8
Total interest income	14,284	14,700	29,071	29,226
Interest expense:
Interest on deposits	4,326	5,402	9,176	10,692
Interest on securities sold under agreements
to repurchase	196	592	564	1,169
Interest on other borrowings	634	658	1,335	1,245
Interest on subordinated debentures	326	388	692	783
Total interest expense	5,482	7,040	11,767	13,889
Net interest income	8,802	7,660	17,304	15,337
Provision for loan losses	868	209	1,059	395
Net interest income after provision for loan losses	7,934	7,451	16,245	14,942
Other income:
Trust revenues	661	618	1,405	1,335
Brokerage commissions	221	140	320	252
Insurance commissions	420	427	1,129	1,126
Service charges	1,396	1,444	2,717	2,714
Securities gains, net	70	17	221	156
Mortgage banking revenue, net	135	133	243	254
Other	1,175	767	2,013	1,541
Total other income	4,078	3,546	8,048	7,378
Other expense:
Salaries and employee benefits	4,314	4,008	8,438	8,084
Net occupancy and equipment expense	1,231	1,197	2,466	2,414
Net other real estate owned expense	84	29	158	48
Amortization of intangible assets	191	216	382	433
Stationery and supplies	138	138	281	283
Legal and professional	337	380	816	854
Marketing and promotion	115	63	291	269
Other	1,518	1,323	2,881	2,500
Total other expense	7,928	7,354	15,713	14,885
Income before income taxes	4,084	3,643	8,580	7,435
Income taxes	1,390	1,236	2,964	2,434
Net income	$2,694	$2,407	$5,616	$5,001

Per share data:
Basic earnings per share	$0.43	$0.38	$0.90	$0.78
Diluted earnings per share	$0.42	$0.37	$0.88	$0.77
Cash dividends per share	$0.19	$0.19	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$5,616	$5,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,059	395
Depreciation, amortization and accretion, net	1,088	907
Stock-based compensation expense	30	26
Gains on sale of securities, net	(221)	(156)
(Gains) losses on sale of other real property owned, net	135	(16)
Loss on write down of fixed assets	132	-
Gains on sale of loans held for sale, net	(271)	(294)
Origination of loans held for sale	(28,046)	(26,212)
Proceeds from sale of loans held for sale	24,014	26,923
(Increase) decrease in other assets	(572)	903
Increase in other liabilities	191	71
Net cash provided by operating activities	3,155	7,548
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	-	9,043
Proceeds from maturities of securities available-for-sale	73,418	24,284
Proceeds from maturities of securities held-to-maturity	580	125
Purchases of securities available-for-sale	(60,460)	(35,433)
Net (increase) decrease in loans	5,139	(8,765)
Purchases of premises and equipment	(377)	(429)
Proceeds from sales of other real property owned	341	923
Net cash provided by (used in) investing activities	18,641	(10,252)
Cash flows from financing activities:
Net increase (decrease) in deposits	25,409	(4,421)
Decrease in federal funds purchased	-	(3,300)
Decrease in repurchase agreements	(12,782)	(21,173)
Proceeds from short term FHLB advances	-	34,000
Repayment of short term FHLB advances	(10,000)	(21,000)
Proceeds from long term FHLB advances	-	15,000
Proceeds from long term debt	5,000	6,000
Repayment of long term debt	(3,000)	(500)
Proceeds from issuance of common stock	800	592
Purchase of treasury stock	(3,665)	(3,484)
Dividends paid on common stock	(1,553)	(1,512)
Net cash provided by financing activities	209	202
Increase (decrease) in cash and cash equivalents	22,005	(2,502)
Cash and cash equivalents at beginning of period	31,123	21,836
Cash and cash equivalents at end of period	$53,128	$19,334

	Six months ended June 30,
	2008	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,298	$13,827
Income taxes	4,022	2,653
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,506	53
Dividends reinvested in common stock	824	791
Net tax benefit related to option and deferred compensation plans	335	556

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2008 and 2007, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2008 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2007, the Company had awarded 32,000 shares under the plan. There were no shares awarded during the first six months of 2008.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) for the three and six-month periods ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$2,694	$2,407	$5,616	$5,001
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(5,800)	(1,651)	(4,469)	(1,350)
Less realized gains included in income	70	17	221	156
Tax effect	2,288	650	1,828	587
Total other comprehensive loss	(3,582)	(1,018)	(2,862)	(919)
Comprehensive income (loss)	$(888)	$1,389	$2,754	$4,082

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

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

The components of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic Earnings per Share:
Net income	$2,694,000	$2,407,000	$5,616,000	$5,001,000
Weighted average common shares outstanding	6,234,354	6,368,388	6,256,241	6,394,746
Basic earnings per common share	$.43	$.38	$.90	$.78
Diluted Earnings per Share:
Weighted average common shares outstanding	6,234,354	6,368,388	6,256,241	6,394,746
Assumed conversion of stock options	106,864	136,371	112,296	136,574
Diluted weighted average common shares outstanding	6,341,218	6,504,759	6,368,537	6,531,320
Diluted earnings per common share	$.42	$.37	$.88	$.77

Stock options for 124,813 shares of common stock were not considered in computing diluted earnings per share for the six-month period ended June 30, 2008, because they were anti-dilutive.

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,261	3,015	2,161
Core deposit intangibles	5,936	3,427	5,936	3,241
Customer list intangibles	1,904	1,222	1,904	1,126
	$31,978	$10,670	$31,978	$10,288

Total amortization expense for the six months ended June 30, 2008 and 2007 was as follows (in thousands):

	June 30,
	2008	2007
Intangibles from branch acquisition	$100	$100
Core deposit intangibles	186	238
Customer list intangibles	96	95
	$382	$433

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/08-6/30/08	$382

Estimated amortization expense:
For period 07/01/08-12/31/08	$384
For year ended 12/31/09	$730
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2007 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the Federal Home Loan Bank to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the Federal Home Loan Bank of Chicago to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Federal Home Loan Bank of Chicago and its safe and sound operations. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first six months of 2008.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $12.8 million during the first six months of 2008. Other borrowings decreased $8 million during the six-month period ended June 30, 2008. This decrease was primarily due to a decrease of $10 million in Federal Home Loan Bank advances partially offset by an increase in borrowing on the Company’s revolving credit line with The Northern Trust Company.

Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$166,701	$37	$159,466	$7,198

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and six-month periods ended June 30, 2008 is summarized as follows (in thousands):

Available-for-sale Securities
Balance, March 31, 2008	$8,459
Total realized and unrealized gains and losses:
Included in net income	1
Included in other comprehensive income (loss)	(1,252)
Purchases, issuances and settlements	(10)
Transfers in and/or out of Level 3	-
Balance, June 30, 2008	$7,198

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

Balance, December 31, 2007	$9,491
Total realized and unrealized gains and losses:
Included in net income	2
Included in other comprehensive income (loss)	(2,080)
Purchases, issuances and settlements	(215)
Transfers in and/or out of Level 3	-
Balance, June 30, 2008	$7,198

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis in the first six months of 2008 that were still held in the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at June 30, 2008 (in thousands).

	Carrying value at June 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,299	$-	$-	$1,299

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with FAS 114 had a carrying amount of $1.6 million with specific loss exposures of $332,000 as of June 30, 2008, a decrease of $380,000 from March 31, 2008 and an increase of $112,000 from December 31, 2007. The decrease in specific loss exposures during the second quarter of 2008 was primarily the result approximately $1.3 million of loans foreclosed on and moved to other real estate owned and approximately $917,000 of loans charged-off to the allowance for loan losses to more accurately reflect the Company’s expectation for liquidation of the real estate.

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

New Accounting Principles

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the six month periods ended, June 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Properties

On September 29, 2007, the Company closed its facilities located at 435 South Hamilton, Sullivan, Illinois in the IGA and at 220 North Highway Avenue, DeLand, Illinois. The customers and operations of both of these facilities were moved to other facilities in Sullivan and Monticello, Illinois. These actions did not have a material impact on the Company’s consolidated financial statements.

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

Net income was $5,616,000 and $5,001,000 and diluted earnings per share was $.88 and $.77 for the six months ended June 30, 2008 and 2007, respectively. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2008 and 2007, compared to the performance ratios for the year ended December 31, 2007:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2008	2007	2007
Return on average assets	1.10%	1.03%	1.03%
Return on average equity	13.58%	13.06%	13.06%
Average equity to average assets	8.13%	7.89%	7.90%

Total assets at June 30, 2008 and December 31, 2007 were $1,019.9 million and $1,016.3 million, respectively. The increase in net assets was primarily due to an increase in interest-bearing deposits and federal funds sold, offset by decreases in available-for-sale securities and net loans.  Available-for-sale securities decreased by $17.3 million during the first six months of 2008 due to securities that were called or matured and were not immediately replaced. Net loan balances were $733.9 million at June 30, 2008, a decrease of $6.2 million, or .8%, from $740.1 million at December 31, 2007 due to seasonal pay downs on agricultural operating loans. Total deposit balances increased to $796 million at June 30, 2008 from $770.6 million at December 31, 2007 due to increased balances in certificates of deposit.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.62% for the six months ended June 30, 2008, up from 3.39% for the same period in 2007. The increase in the net interest margin is attributable to a greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates.  Net interest income before the provision for loan losses was $17.3 million compared to net interest income of $15.3 million for the same period in 2007. The increase was due to improvement in the net interest margin and growth in average earning assets of $47.9 million for the six months ended June 30, 2008 compared to the same period in 2007.

Noninterest income increased $.6 million or 9.1%, to $8 million for the six months ended June 30, 2008 compared to $7.4 million for the six months ended June 30, 2007. The increase in noninterest income was due to increases in fees received on ATM and debit cards and approximately $291,000 in proceeds on life insurance the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008.

Noninterest expense increased 5.6%, or $.8 million, to $15.7 million for the six months ended June 30, 2008 compared to $14.9 million during the same period in 2007.  The increase in noninterest expense was due to the write down of the DeLand property during the first quarter and increases in loan collection expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2008 versus 2007	2008 versus 2007
	Three months ended June 30	Six months ended June 30
Net interest income	$1,142	$1,967
Provision for loan losses	(659)	(664)
Other income, including securities transactions	532	670
Other expenses	(574)	(828)
Income taxes	(154)	(530)
Increase in net income	$287	$615

Credit quality is an area of importance to the Company. Total nonperforming loans were $5.6 million at June 30, 2008, compared to $7.6 million at June 30, 2007 and $7.5 million at December 31, 2007.  The decrease from year-end 2007 was primarily due to $765,000 of charge-offs and $1.3 million moved to other real estate owned, relating to commercial real estate loans to one borrower. There was also $150,000 of charge-offs of commercial loans of another borrower. This was partially offset by the addition to non-performing loans of $700,000 of a residential construction loan to one borrower due to insufficient cash flow. The Company’s provision for loan losses for the six months ended June 30, 2008 and 2007 was $1,059,000 and $395,000, respectively.  At June 30, 2008, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 70% of the loan portfolio as of June 30, 2008 and 2007. During the six months ended June 30, 2008, annualized net charge-offs were .27% of average loans compared to ..03% for the same period in 2007.

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the draft order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first six months of 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2008 and 2007 was 10.8% and 10.4%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2008 and 2007 was 11.6% and 11.2%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2008 and 2007 were $160.5 million and $159.4 million, respectively.  The increase is primarily attributable to increases in commercial operating lines of credit offset by decreases in commercial real estate lines of credit.

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

	Six months ended			Six months ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$23,710	$279	2.37%	$303	$8	5.16%
Federal funds sold	19,636	251	2.57%	5,592	143	5.18%
Investment securities
Taxable	153,646	3,856	5.02%	167,196	4,138	4.95%
Tax-exempt (1)	19,252	387	4.02%	16,668	343	4.12%
Loans (2)(3)	737,824	24,298	6.62%	716,429	24,594	6.92%
Total earning assets	954,068	29,071	6.12%	906,188	29,226	6.50%
Cash and due from banks	19,643			18,838
Premises and equipment	15,308			16,061
Other assets	33,816			35,963
Allowance for loan losses	(6,283)			(6,041)
Total assets	$1,016,552			$971,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$288,534	$2,030	1.42%	$263,384	$3,107	2.38%
Savings deposits	62,250	186	.60%	62,030	169	.55%
Time deposits	322,369	6,960	4.34%	330,137	7,416	4.53%
Securities sold under agreements to repurchase	56,975	564	1.99%	51,065	1,169	4.62%
FHLB advances	43,135	1,042	4.85%	28,856	695	4.86%
Federal funds purchased	-	-	-	3,704	101	5.50%
Junior subordinated debt	20,620	692	6.75%	20,620	783	7.66%
Other debt	14,942	293	3.94%	13,616	449	6.65%
Total interest-bearing liabilities	808,825	11,767	2.93%	773,412	13,889	3.62%
Non interest-bearing demand deposits	118,214			113,710
Other liabilities	6,821			7,286
Stockholders' equity	82,692			76,601
Total liabilities & equity	$1,016,552			$971,009
Net interest income		$17,304			$15,337
Net interest spread			3.19%			2.88%
Impact of non-interest bearing funds			.43%			.51%

Net yield on interest- earning assets			3.62%			3.39%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2008, compared to the same period in 2007 (in thousands):

	For the six months ended June 30,
	2008 compared to 2007
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$271	$285	$(14)
Federal funds sold	108	333	(225)
Investment securities:
Taxable	(282)	(439)	157
Tax-exempt (2)	44	52	(8)
Loans (3)	(296)	1,633	(1,929)
Total interest income	(155)	1,864	(2,019)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(1,077)	762	(1,839)
Savings deposits	17	1	16
Time deposits	(456)	(164)	(292)
Securities sold under
agreements to repurchase	(605)	352	(957)
FHLB advances	347	351	(4)
Federal funds purchased	(101)	(51)	(50)
Junior subordinated debt	(91)	-	(91)
Other debt	(156)	112	(268)
Total interest expense	(2,122)	1,363	(3,485)
Net interest income	$1,967	$501	$1,466

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $2 million, or 12.8%, to $17.3 million for the six months ended June 30, 2008, from $15.3 million for the same period in 2007. The increase in net interest income was due to improvement in the Company’s net interest margin and growth in earning assets.

For the six months ended June 30, 2008, average earning assets increased by $47.9 million, or 5.3%, and average interest-bearing liabilities increased $35.4 million, or 4.6%, compared with average balances for the same period in 2007. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits increased $23.4 million or 7722.8%

•	Average federal funds sold increased $14 million or 250.4%

•	Average loans increased by $21.4 million or 3%.

•	Average securities decreased by $11 million or 6%.

•	Average deposits increased by $17.6 million or 2.7%.

•	Average securities sold under agreements to repurchase increased by $5.9 million or 11.6%.

•	Average borrowings and other debt increased by $11.9 million or 17.8%.

•	Net interest margin increased to 3.62% for the first six months of 2008 from 3.39% for the first six months of 2007.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.70% for the first six months of 2008 and 3.46% for the first six months of 2007. The TE adjustments to net interest income for June 30, 2008 and 2007 were $199,000 and $177,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2008 and 2007 was $1,059,000 and $395,000, respectively.  Nonperforming loans were $5.6 million and $7.6 million as of June 30, 2008 and 2007, respectively.  Net charge-offs were $1,004,000 for the six months ended June 30, 2008 compared to $113,000 during the same period in 2007.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Trust	$661	$618	$43	$1,405	$1,335	$70
Brokerage	221	140	81	320	252	68
Insurance commissions	420	427	(7)	1,129	1,126	3
Service charges	1,396	1,444	(48)	2,717	2,714	3
Security gains	70	17	53	221	156	65
Mortgage banking	135	133	2	243	254	(11)
Other	1,175	767	408	2,013	1,541	472
Total other income	$4,078	$3,546	$532	$8,048	$7,378	$670

Following are explanations of the changes in these other income categories for the three months ended June 30, 2008 compared to the same period in 2007:

•
Trust revenues increased $43,000 or 7% to $661,000 from $618,000 due to an increase in revenues from farm agency and employee benefit accounts. Trust assets, at market value, were $450.2 million at June 30, 2008 compared to $449.3 million at June 30, 2007.

•
Revenues from brokerage increased $81,000 or 57.9% to $221,000 from $140,000 due to one-time fees received in connection with conversion to a new broker, Raymond James, and greater-than-expected commissions received from prior broker.

•
Insurance commissions decreased $7,000 or 1.6% to $420,000 from $427,000 due to the decrease in commissions received on sales of business property and casualty insurance in the second quarter of 2008 compared to the same period in 2007.

•
Fees from service charges decreased $48,000 or 3.3% to $1,396,000 from $1,444,000.  This was primarily the result of a decrease in the number of overdrafts during the second quarter of 2008 compared to the same period in 2007.

•
The sale of securities during the three months ended June 30, 2008 resulted in net securities gains of $70,000 compared to the three months ended June 30, 2007 which resulted in net securities gains of $17,000.

•	Mortgage banking income increased $2,000 or 1.5% to $135,000 from $133,000. Loans sold balances were as follows:

•	$13.2 million (representing 114 loans) for the second quarter of 2008.
•	$14.1 million (representing 122 loans) for the second quarter of 2007.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income increased $408,000 or 53.2% to $1,175,000 from $767,000. This increase was primarily due to approximately $291,000 in proceeds from a life insurance policy the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008 and increased ATM and debit card service fees.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2008 compared to the same period in 2007:

•
Trust revenues increased $70,000 or 5.2% to $1,405,000 from $1,335,000 due to an increase in revenues from farm agency and employee benefit accounts.  Trust assets, at market value, were $450.2 million at June 30, 2008 compared to $449.3 million at June 30, 2007.

•
Revenues from brokerage increased $68,000 or 27% to $320,000 from $252,000 due to one-time fees received in connection with conversion to a new broker, Raymond James, and greater-than-expected commissions received from prior broker offset by a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $3,000 or .3% to $1,129,000 from $1,126,000 due to the increase in commissions received on sales of business property and casualty insurance compared to the same period in 2007.

•
Fees from service charges increased $3,000 or .1% to $2,717,000 from $2,714,000.  This was primarily the result of an increase in the number of overdrafts during the six months ended June 30, 2008 compared to the same period in 2007.

•
The sale of securities during the six months ended June 30, 2008 resulted in net securities gains of $221,000 compared to the six months ended June 30, 2007 which resulted in net securities gains of $156,000.

•
Mortgage banking income decreased $11,000 or 4.3% to $243,000 from $254,000.  This decrease was primarily due to a decrease in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances were as follows:

•	$23.7 million (representing 194 loans) for the first six months of 2008.
•	$26.6 million (representing 226 loans) for the first six months of 2007.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income increased $472,000 or 30.6% to $2,013,000 from $1,541,000. This increase was primarily due to approximately $291,000 in proceeds from a life insurance policy the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008 and increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2008	2007	$ Change	2008	2007	$ Change
Salaries and benefits	$4,314	$4,008	$306	$8,438	$8,084	$354
Occupancy and equipment	1,231	1,197	34	2,466	2,414	52
Amortization of intangibles	191	216	(25)	382	433	(51)
Net other real estate owned expense	84	29	55	158	48	110
Stationery and supplies	138	138	-	281	283	(2)
Legal and professional fees	337	380	(43)	816	854	(38)
Marketing and promotion	115	63	52	291	269	22
Other operating expenses	1,518	1,323	195	2,881	2,500	381
Total other expense	$7,928	$7,354	$574	$15,713	$14,885	$828

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2008 compared to the same period in 2007:

•
Salaries and employee benefits, the largest component of other expense, increased $306,000 or 7.6% to $4,314,000 from $4,008,000.  This increase is primarily due to merit increases for continuing employees.  There were 347 full-time equivalent employees at June 30, 2008 and 2007.

•	Occupancy and equipment expense increased $34,000 or 2.8% to $1,231,000 from $1,197,000 primarily due to increases in computer software maintenance expenses.

•	Expense for amortization of intangible assets decreased $25,000 or 11.6% to $191,000 from $216,000 due to complete amortization of one core deposit intangible in July 2007.

•	Other operating expenses increased $195,000 or 14.7% to $1,518,000 in 2008 from $1,323,000 in 2007 due to increases in various expenses.

•
All other categories of operating expenses increased a net of $64,000 or 10.5% to $674,000 from $610,000 due to increases in losses on foreclosed real estate sales and marketing and promotion expenses offset by decreases in legal and professional fees.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2008 compared to the same period in 2007:

•
Salaries and employee benefits, the largest component of other expense, increased $354,000 or 4.4% to $8,438,000 from $8,084,000.  This increase is primarily due to merit increases for continuing employees.  There were 347 full-time equivalent employees at June 30, 2008 and 2007.

•	Occupancy and equipment expense increased $52,000 or 2.2% to $2,466,000 from $2,414,000. This increase was primarily due to increases in computer software maintenance expenses.

•	Expense for amortization of intangible assets decreased $51,000 or 11.8% to $382,000 from $433,000 due to complete amortization of one core deposit intangible in July 2007.

•
Other operating expenses increased $381,000 or 15.2% to $2,881,000 in 2008 from $2,500,000 in 2007. This increase was due to the write down of property in DeLand, Illinois to its appraised value, product training for all personnel during the first six months of 2008 and increases in various expenses.

•
All other categories of operating expenses increased a net of $92,000 or 6.3% to $1,546,000 from $1,454,000. The increase was primarily due to increases in losses on foreclosed real estate sales and marketing and promotion expenses offset by decreases in legal and professional expenses.

Income Taxes

Total income tax expense amounted to $2,964,000 (34.6% effective tax rate) for the six months ended June 30, 2008, compared to $2,434,000 (32.7% effective tax rate) for the same period in 2007. The change in effective rate from 2007 to 2008 is primarily due to a $142,000 reduction in the state tax expense accrual during 2007 as a result of amending the 2003 and 2002 state income tax returns for a greater deduction in enterprise zone interest. This resulted in a $93,000 net reduction in tax expense for 2007 that did not occur in 2008.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Real estate – residential	$143,330	$138,765
Real estate – agricultural	63,468	61,825
Real estate – commercial	318,731	317,302
Total real estate – mortgage	525,529	517,892
Commercial and agricultural	164,694	172,294
Installment	50,151	52,875
Other	5,947	5,100
Total loans	$746,321	$748,161

Overall loans decreased $1.8 million, or .3%.  The decrease was primarily a result of decreases in commercial and agricultural operating loans offset by increases in residential real estate loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $6,277,000 and 1,974,000 as of June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, the Company had loan concentrations in agricultural industries of $107 million, or 14.3%, of outstanding loans and $114.2 million, or 15.3%, at December 31, 2007.  In addition, the Company had loan concentrations in the following industries as of June 30, 2008 compared to December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$71,123	9.53%	$68,322	9.13%
Lessors of residential buildings & dwellings	52,673	7.06%	49,517	6.62%
Hotels and motels	39,120	5.24%	30,841	4.12%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2008, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$63,739	$57,573	$22,018	$143,330
Real estate -- agricultural	13,233	41,509	8,726	63,468
Real estate – commercial	144,216	161,728	12,787	318,731
Total real estate -- mortgage	221,188	260,810	43,531	525,528
Commercial and agricultural	117,170	42,664	4,860	164,694
Installment	23,063	26,823	265	50,151
Other	1,585	2,960	1,402	5,947
Total loans	$363,006	$333,257	$50,058	$746,321
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2008, loans with maturities over one year consisted of approximately $338.7 million in fixed rate loans and $44.6 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$5,556	$7,460
Renegotiated loans which are performing
in accordance with revised terms	17	21
Total nonperforming loans	$5,573	$7,481

The $1,904,000 decrease in nonaccrual loans during the six months ended June 30, 2008 resulted from the net of $1,944,000 of additional loans put on nonaccrual status, $1,330,000 of loans brought current or paid-off, $1,488,000 of loans transferred to other real estate owned and $1,030,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $190,500 and $199,000 for the six-month periods ended June 30, 2008 and 2007, respectively.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At June 30, 2008, the Company’s loan portfolio included $107 million of loans to borrowers whose businesses are directly related to agriculture.  The balance decreased $7.2 million from $114.2 million at December 31, 2007.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $39.1 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $71.1 million of loans to lessors of non-residential buildings and $52.7 million of loans to lessors of residential buildings and dwellings. A significant widespread decline in real estate values could result in an increase in nonperforming loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of June 30, 2008 and 2007, and of changes in the allowance for the three and six-month periods ended June 30, 2008 and 2007, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Average loans outstanding, net of unearned income	$740,560	$721,158	$737,824	$716,429
Allowance-beginning of period	6,251	6,031	6,118	5,876
Charge-offs:
Real estate-mortgage	799	10	832	14
Commercial, financial & agricultural	144	60	215	75
Installment	22	21	36	51
Other	44	50	80	84
Total charge-offs	1,009	141	1,163	224
Recoveries:
Real estate-mortgage	20	2	71	3
Commercial, financial & agricultural	9	21	12	23
Installment	8	8	16	21
Other	26	28	60	64
Total recoveries	63	59	159	111
Net charge-offs	946	82	1,004	113
Provision for loan losses	868	209	1,059	395
Allowance-end of period	$6,173	$6,158	$6,173	$6,158
Ratio of annualized net charge-offs to average loans	.51%	.05%	.27%	.03%
Ratio of allowance for loan losses to loans outstanding			.84%	.84%
(less unearned interest at end of period)	.83%	.84%	.83%	.84%
Ratio of allowance for loan losses to nonperforming loans	110.8%	80.7%	110.8%	80.7%

The ratio of the allowance for loan losses to nonperforming loans is 110.8% as of June 30, 2008 compared to 80.7% as of June 30, 2007.  The decrease in total nonperforming loans is the primary factor in the increase in the ratio. The decrease in nonperforming loans is primarily due to $765,000 of charge-offs and $1.3 million moved to other real estate owned, relating to several commercial real estate loans to one borrower, and $150,000 of charge-offs of commercial loans to another borrower during the second quarter of 2008. This was partially offset by the addition to non-performing loans during the first quarter of 2008 of $700,000 to a residential construction borrower experiencing insufficient cash flow.  Based upon market real estate comparable information, the Company estimates that the probable remaining collateral shortfall on non-performing loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the second quarter, the Company took possession of several commercial real estate properties for one borrower that had an outstanding loan balance of $2.9 million. This loan had previously been identified as having cash flow difficulties and had been placed on non-accrual status. In connection with the foreclosure process, we received updated appraisal information and wrote the asset values down to their appraised values. As a result, net charge-offs increased to $1,004,000 for the first six months of 2008 compared to $113,000 for the same period last year and the provision for loan losses increased to $1,059,000 in 2008 compared to $395,000 for 2007 as the Company replenished the allowance for loan and lease losses.

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

The following table sets forth the amortized cost of the securities as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$70,522	4.85%	$106,175	4.82%
Obligations of states and political subdivisions	20,111	4.05%	17,820	4.15%
Mortgage-backed securities	63,953	5.23%	49,798	5.33%
Other securities	15,608	5.78%	9,622	6.30%
Total securities	$170,194	4.98%	$183,415	4.96%

At June 30, 2008, the Company’s investment portfolio showed a decrease of $13.2 million from December 31, 2007 primarily due to U.S. Treasury and obligations of U.S. government corporations and agencies securities that matured and were not replaced offset by additional purchases of mortgage-backed securities.  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2008 and December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2008
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$70,522	$751	$(629)	$70,644
Obligations of states and political subdivisions	19,513	129	(257)	19,385
Mortgage-backed securities	63,953	105	(500)	63,558
Other securities	15,608	2	(2,496)	13,114
Total available-for-sale	$169,596	$987	$(3,882)	$166,701
Held-to-maturity:
Obligations of states and political subdivisions	$598	$13	$-	$611

December 31, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$106,175	$1,496	$(73)	$107,598
Obligations of states and political subdivisions	16,642	182	(15)	16,809
Mortgage-backed securities	49,798	502	(116)	50,184
Other securities	9,622	222	(402)	9,442
Total available-for-sale	$182,237	$2,402	$(606)	$184,033
Held-to-maturity:
Obligations of states and political subdivisions	$1,178	$16	$-	$1,194

Other securities consist of trust preferred securities and corporate bonds. The increase in unrealized losses of these securities, which have maturities ranging from 4 years to 30 years, is primarily due to their long-term nature. Many fund managers have sold these longer-term securities to provide current cash flow.  This has led to increased supply in the market, while demand has decreased, causing a devaluation of the securities. The Company believes the decline in market valuation is primarily liquidity related and the impairment of these securities is not considered other than temporary.

At June 30, 2008, there was one obligation of a U.S. government agency with a fair value of $5,947,000 and an unrealized loss of $11,832, in a continuous unrealized loss position for twelve months or more.  At June 30, 2007, there were five obligations of states and political subdivisions with a fair value of $1,559,000 and an unrealized loss of $44,000, six mortgage-backed securities with a fair value of $11,632,000 and an unrealized loss of $458,000, and ten obligations of U.S. government agencies with a fair value of $52,594,000 and an unrealized loss of $677,000, in a continuous unrealized loss position for twelve months or more. This position was due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of June 30, 2008 or 2007 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2008 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$13,485	$44,492	$12,545	$-	$70,522
Obligations of state and
political subdivisions	3,606	3,703	11,895	309	19,513
Mortgage-backed securities	1	34,679	29,273	-	63,953
Other securities	348	15,225	-	35	15,608
Total investments	$17,440	$98,099	$53,713	$344	$169,596

Weighted average yield	3.96%	5.10%	5.11%	4.04%	4.98%
Full tax-equivalent yield	4.35%	5.16%	5.49%	5.86%	5.18%

Held-to-maturity:
Obligations of state and
political subdivisions	$402	$196	$-	$-	$598

Weighted average yield	5.17%	5.38%	-%	-%	5.24%
Full tax-equivalent yield	7.53%	7.55%	-%	-%	7.54%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2008.

Investment securities carried at approximately $138,921,000 and $163,872,000 at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2008 and for the year ended December 31, 2007 (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$118,214	-	$114,393	-
Interest-bearing	288,534	1.42%	271,117	1.98%
Savings	62,250	.60%	60,654	.58%
Time deposits	322,369	4.34%	325,397	4.54%
Total average deposits	$791,367	2.33%	$771,561	2.66%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2008 and for the year ended December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
High month-end balances of total deposits	$796,742	$784,597
Low month-end balances of total deposits	777,389	756,222

The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
3 months or less	$67,113	$17,883
Over 3 through 6 months	16,873	25,339
Over 6 through 12 months	19,473	47,160
Over 12 months	8,297	7,670
Total	$111,756	$98,052

During the first six months of 2008, the balance of time deposits of $100,000 or more increased by approximately $13.7 million. The increase in balances was primarily attributable to an increase in consumer time deposits.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The Company also maintains time deposits for the State of Illinois with balances of $4.4 million and $3.1 million as of June 30, 2008 and December 31, 2007, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures.

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2008 and December 31, 2007 is presented below (dollars in thousands):

	June 30,	December 31,
	2008	2007

Securities sold under agreements to repurchase	$55,518	$68,300
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	15,000
Fixed term – due after one year	37,750	37,750
Debt:
Loans due in one year or less	16,500	14,500
Junior subordinated debentures	20,620	20,620
Total	$135,388	$156,170
Average interest rate at end of period	3.42%	3.96%

Maximum outstanding at any month-end
Federal funds purchased	$-	$14,100
Securities sold under agreements to repurchase	62,492	68,300
Federal Home Loan Bank advances:
Overnight	-	7,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	37,750	37,750
Debt:
Loans due in one year or less	16,500	16,500
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$-	$3,907
Securities sold under agreements to repurchase	56,975	54,962
Federal Home Loan Bank advances:
Overnight	-	58
Fixed term – due in one year or less	5,192	8,905
Fixed term – due after one year	37,943	25,950
Debt:
Loans due in one year or less	14,942	14,345
Junior subordinated debentures	20,620	20,620
Total	$135,672	$128,747
Average interest rate during the period	3.82%	5.31%

Securities sold under agreements to repurchase had seasonal declines of $12.8 million during the first six months of 2008. FHLB advances decreased $10 million during the six-month period ended June 30, 2008 due to an advance that matured and was not replaced given the Company’s federal funds sold position.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2008 the fixed term advances consisted of $42.75 million as follows:

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

At June 30, 2008, outstanding debt balances include $16,500,000 on a revolving credit agreement with The Northern Trust Company.  This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. (“Mansfield”), and its wholly owned subsidiary, Peoples State Bank of Mansfield, in May 2006. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (3.3% as of June 30, 2008) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2008 and 2007 and December 31, 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (6.45% and 8.24% at June 30, 2008 and December 31, 2007, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2008 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$28,298	$-	$-	$-	$-	$-	$28,298	$28,298
Taxable investment securities	8,557	507	-	-	11,110	127,141	147,315	147,315
Nontaxable investment securities	1,416	1,255	979	846	670	14,818	19,984	19,997
Loans	393,773	117,048	96,267	66,995	39,663	32,575	746,321	758,645
Total	$432,044	$118,810	$97,246	$67,841	$51,443	$174,534	$941,918	$954,255
Interest-bearing liabilities:
Savings and N.O.W. accounts	$63,251	$11,005	11,479	$16,700	$17,259	$103,302	$222,996	$222,996
Money market accounts	117,672	917	942	1,222	1,248	6,597	128,598	128,598
Other time deposits	282,400	17,417	7,105	4,154	11,294	151	322,521	326,162
Short-term borrowings/debt	60,518	-	-	-	-	-	60,518	60,546
Long-term borrowings/debt	10,310	31,500	13,310	10,000	4,750	5,000	74,870	76,377
Total	$534,151	$60,839	$32,836	$32,076	$34,551	$115,050	$809,503	$814,679
Rate sensitive assets – rate sensitive liabilities	$(102,107)	$57,971	$64,410	$35,765	$16,892	$59,484	$132,415
Cumulative GAP	$(102,107)	$(44,136)	$20,274	$56,039	$72,931	$132,415

Cumulative amounts as % of total Rate sensitive assets	-10.8%	6.2%	6.8%	3.8%	1.8%	6.3%
Cumulative Ratio	-10.8%	-4.7%	2.2%	5.9%	7.7%	14.1%

The static GAP analysis shows that at June 30, 2008, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At June 30, 2008, the Company’s stockholders' equity had decreased $86,000, or .1%, to $80,366,000 from $80,452,000 as of December 31, 2007. During the first six months of 2008, net income contributed $5,616,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities decreased stockholders' equity by $2,862,000, net of tax.  Additional purchases of treasury stock (139,891 shares at an average cost of $26.20 per share) also decreased stockholders’ equity by approximately $3,665,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2008 and December 31, 2007, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2008, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital (to risk-weighted assets)
Company	$86,998	11.60%	$59,982	> 8.00%	N/A	N/A
First Mid Bank	95,016	12.80	59,389	> 8.00%	$74,236	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	80,825	10.78	29,991	> 4.00%	N/A	N/A
First Mid Bank	88,843	11.97	29,694	> 4.00%	44,542	> 6.00%

Tier 1 Capital (to average assets)
Company	80,825	8.09	39,964	> 4.00%	N/A	N/A
First Mid Bank	88,843	8.94	39,740	> 4.00%	49,675	> 5.00%

December 31, 2007
Total Capital (to risk-weighted assets)
Company	$83,783	11.13%	$60,228	> 8.00%	N/A	N/A
First Mid Bank	92,290	12.36	59,727	> 8.00%	$74,659	>10.00%

Tier 1 Capital (to risk-weighted assets)
Company	77,665	10.32	30,114	> 4.00%	N/A	N/A
First Mid Bank	86,172	11.54	29,864	> 4.00%	44,795	> 6.00%

Tier 1 Capital (to average assets)
Company	77,665	7.89	39,389	> 4.00%	N/A	N/A
First Mid Bank	86,172	8.80	39,169	> 4.00%	48,961	> 5.00%

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

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. During the fourth quarter of 2007, 32,000 shares were awarded under the plan. There were no shares awarded during the first six months of 2008.

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

During the six-month period ending June 30, 2008, the Company repurchased 139,891 shares at a total cost of approximately $3,665,000. Since 1998, the Company has repurchased a total of 2,491,538 shares at a total price of approximately $47,049,000.  As of June 30, 2008, the Company was authorized per all repurchase programs to purchase $2,158,000 in additional shares.

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

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2008, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2008, the excess collateral at the FHLB would support approximately $68.9 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2008, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $16.5 million and $6 million in available funds.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2008 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$322,521	$282,024	$24,716	$15,629	$152
Debt	37,120	-	16,500	-	20,620
Other borrowings	98,268	78,018	15,500	4,750	-
Operating leases	3,049	458	805	637	1,149
Supplemental retirement	847	50	100	100	597
	$461,805	$360,550	$57,621	$21,116	$22,518

For the six-month period ended June 30, 2008, net cash of $3.2 million, $18.6 million and $.2 million was provided from operating activities, investing activities and financing activities, respectively.  In total, cash and cash equivalents increased by $22 million since year-end 2007.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Unused commitments and lines of credit:
Commercial real estate	$38,731	$42,215
Commercial operating	62,709	60,468
Home equity	21,238	18,492
Other	32,120	26,552
Total	$154,798	$147,727

Standby letters of credit	$5,657	$4,996

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 -- April 30, 2008	-	$-	-	$4,177,000
May 1, 2008 -- May 31, 2008	19,214	$26.52	19,214	$3,668,000
June 1, 2008 – June 30, 2008	55,689	$27.11	55,689	$2,158,000
Total	74,903	$26.96	74,903	$2,158,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held April 30, 2008.  At the meeting, Kenneth R. Diepholz, Steven L. Grissom and Gary W. Melvin were elected to serve as Class I directors with terms expiring in 2011.  Continuing Class II directors (terms expiring 2009) are Joseph R. Dively, Sara Jane Preston and William S. Rowland and continuing Class III directors (terms expiring 2010) are Charles A. Adams and Ray Anthony Sparks.

There were 6,269,554 issued and outstanding shares of common stock at the time of the Annual Meeting.  The voting at the meeting, on the matter listed above, was as follows:

Election of Directors:
	For	Withheld
Kenneth R. Diepholz	5,405,793	136,689
Steven L. Grissom	5,409,915	132,567
Gary W. Melvin	5,402,524	139,958

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 7, 2008

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