Form 10-Q
period 2008-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2008-11-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or
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

As of November 6, 2008, 6,195,636 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks:
Non-interest bearing	$21,752	$28,737
Interest bearing	41,980	136
Federal funds sold	-	2,250
Cash and cash equivalents	63,732	31,123
Investment securities:
Available-for-sale, at fair value	167,936	184,033
Held-to-maturity, at amortized cost (estimated fair value of $608 and
$1,194 at September 30, 2008 and December 31, 2007, respectively)	598	1,178
Loans held for sale	1,828	1,974
Loans	741,313	746,187
Less allowance for loan losses	(6,322)	(6,118)
Net loans	734,991	740,069
Interest receivable	7,242	8,309
Other real estate owned	2,560	524
Premises and equipment, net	15,081	15,520
Goodwill, net	17,363	17,363
Intangible assets, net	3,753	4,327
Other assets	14,945	11,918
Total assets	$1,030,029	$1,016,338
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$123,535	$124,486
Interest bearing	676,684	646,097
Total deposits	800,219	770,583
Securities sold under agreements to repurchase	66,981	68,300
Interest payable	1,391	2,264
FHLB borrowings	37,750	52,750
Other borrowings	16,500	14,500
Junior subordinated debentures	20,620	20,620
Other liabilities	5,814	6,869
Total liabilities	949,275	935,886
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,251,234 shares in 2008 and 7,135,113 shares in 2007	29,005	28,540
Additional paid-in capital	25,225	23,308
Retained earnings	57,144	49,895
Deferred compensation	2,732	2,568
Accumulated other comprehensive income (loss)	(3,059)	1,096
Less treasury stock at cost, 1,055,597 shares in 2008
and 858,396 shares in 2007	(30,293)	(24,955)
Total stockholders’ equity	80,754	80,452
Total liabilities and stockholders’ equity	$1,030,029	$1,016,338

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$11,813	$12,971	$36,111	$37,565
Interest on investment securities	2,148	2,293	6,391	6,774
Interest on federal funds sold	73	25	324	168
Interest on deposits with other financial institutions	104	4	383	12
Total interest income	14,138	15,293	43,209	44,519
Interest expense:
Interest on deposits	3,753	5,538	12,929	16,230
Interest on securities sold under agreements
to repurchase	202	631	766	1,800
Interest on FHLB borrowings	498	531	1,539	1,226
Interest on other borrowings	133	308	427	858
Interest on subordinated debentures	328	394	1,020	1,177
Total interest expense	4,914	7,402	16,681	21,291
Net interest income	9,224	7,891	26,528	23,228
Provision for loan losses	677	203	1,736	598
Net interest income after provision for loan losses	8,547	7,688	24,792	22,630
Other income:
Trust revenues	608	589	2,013	1,924
Brokerage commissions	99	119	419	371
Insurance commissions	475	447	1,604	1,573
Service charges	1,484	1,438	4,201	4,152
Securities gains, net	10	55	231	211
Mortgage banking revenue, net	127	146	370	400
Other	894	819	2,907	2,360
Total other income	3,697	3,613	11,745	10,991
Other expense:
Salaries and employee benefits	4,339	4,134	12,777	12,218
Net occupancy and equipment expense	1,247	1,230	3,713	3,644
Net other real estate owned expense	29	9	187	57
Amortization of intangible assets	192	196	574	629
Stationery and supplies	133	139	414	422
Legal and professional	372	421	1,188	1,275
Marketing and promotion	346	353	637	622
Other	1,349	1,091	4,230	3,591
Total other expense	8,007	7,573	23,720	22,458
Income before income taxes	4,237	3,728	12,817	11,163
Income taxes	1,420	1,259	4,384	3,693
Net income	$2,817	$2,469	$8,433	$7,470

Per share data:
Basic earnings per share	$0.45	$0.39	$1.35	$1.17
Diluted earnings per share	$0.45	$0.38	$1.33	$1.15
Cash dividends per share	$-	$-	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2008	2007
Cash flows from operating activities:
Net income	$8,433	$7,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,736	598
Depreciation, amortization and accretion, net	1,672	1,363
Stock-based compensation expense	44	43
Gains on sale of securities, net	(231)	(211)
(Gains) losses on sale of other real property owned, net	133	(16)
Loss on write down of fixed assets	132	-
Gains on sale of loans held for sale, net	(426)	(456)
Origination of loans held for sale	(37,605)	(38,825)
Proceeds from sale of loans held for sale	38,177	40,056
Increase in other assets	(1,771)	(547)
Decrease in other liabilities	(731)	(831)
Net cash provided by operating activities	9,563	8,644
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	-	13,012
Proceeds from maturities of securities available-for-sale	82,725	36,059
Proceeds from maturities of securities held-to-maturity	580	125
Purchases of securities available-for-sale	(73,100)	(57,692)
Net (increase) decrease in loans	3,342	(19,595)
Purchases of premises and equipment	(768)	(688)
Proceeds from sales of other real property owned	597	1,111
Net cash provided by (used in) investing activities	13,376	(27,668)
Cash flows from financing activities:
Net increase in deposits	29,636	20,306
Decrease in federal funds purchased	-	(6,800)
Decrease in repurchase agreements	(1,319)	(7,801)
Proceeds from short term FHLB advances	-	59,000
Repayment of short term FHLB advances	(10,000)	(51,000)
Proceeds from long term FHLB advances	-	20,000
Repayment of long term FHLB advances	(5,000)	-
Proceeds from long term debt	5,000	8,000
Repayment of long term debt	(3,000)	(3,000)
Proceeds from issuance of common stock	1,080	673
Purchase of treasury stock	(5,174)	(5,299)
Dividends paid on common stock	(1,553)	(1,512)
Net cash provided by financing activities	9,670	32,567
Increase in cash and cash equivalents	32,609	13,543
Cash and cash equivalents at beginning of period	31,123	21,836
Cash and cash equivalents at end of period	$63,732	$35,379

	Nine months ended September 30,
	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,554	$21,270
Income taxes	4,686	3,393
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	2,547	409
Dividends reinvested in common stock	824	791
Net tax benefit related to option and deferred compensation plans	433	582

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2008 and 2007, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2008 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2007, the Company had awarded 32,000 shares under the plan. There were no shares awarded during the first nine months of 2008.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) for the three and nine-month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,817	$2,469	$8,433	$7,470
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(2,109)	1,918	(6,579)	568
Less realized gains included in income	(10)	(55)	(231)	(211)
Tax effect	826	(726)	2,655	(139)
Total other comprehensive income (loss)	(1,293)	1,137 91,018 0	(4,155)	218
Comprehensive income	$1,524	$3,606	$4,278	$7,688

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining fair value of financial assets when the market for that financial asset is not active.  FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP 157-3 was effective upon issuance and included prior periods for which financial statements had not been issued. The application of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

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

The components of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings per Share:
Net income	$2,817,000	$2,469,000	$8,433,000	$7,470,000
Weighted average common shares outstanding	6,224,489	6,343,669	6,245,580	6,377,533
Basic earnings per common share	$.45	$.39	$1.35	$1.17
Diluted Earnings per Share:
Weighted average common shares outstanding	6,224,489	6,343,669	6,245,580	6,377,533
Assumed conversion of stock options	84,262	131,010	87,059	133,709
Diluted weighted average common shares outstanding	6,308,751	6,474,679	6,332,639	6,511,242
Diluted earnings per common share	$.45	$.38	$1.33	$1.15

Stock options for 124,813 and 94,500 shares of common stock were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,312	3,015	2,161
Core deposit intangibles	5,936	3,521	5,936	3,241
Customer list intangibles	1,904	1,269	1,904	1,126
	$31,978	$10,862	$31,978	$10,288

Total amortization expense for the nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	September 30,
	2008	2007
Intangibles from branch acquisition	$151	$150
Core deposit intangibles	280	336
Customer list intangibles	143	143
	$574	$629

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/08-09/30/08	$574

Estimated amortization expense:
For period 10/01/08-12/31/08	$191
For year ended 12/31/09	$730
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2008 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the Federal Home Loan Bank to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the Federal Home Loan Bank of Chicago to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Federal Home Loan Bank of Chicago and its safe and sound operations. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2008.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a slight decline of $1.3 million during the first nine months of 2008. Other borrowings decreased $13 million during the nine-month period ended September 30, 2008. This decrease was primarily due to a decrease of $15 million in Federal Home Loan Bank advances partially offset by an increase in borrowing on the Company’s revolving credit line with The Northern Trust Company.

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

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and investments in financial institution trust preferred securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of September 30, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$167,936	$8	$167,843	$85

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three and nine-month periods ended September 30, 2008 is summarized as follows (in thousands):

Available-for-sale Securities
Balance, June 30, 2008	$7,198
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income (loss)	-
Purchases, issuances and settlements	(2)
Transfers in and/or out of Level 3	(7,111)
Balance, September 30, 2008	$85

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

Available-for-sale Securities
Balance, December 31, 2007	$9,491
Total realized and unrealized gains and losses:
Included in net income	2
Included in other comprehensive income (loss)	(2,080)
Purchases, issuances and settlements	(217)
Transfers in and/or out of Level 3	(7,111)
Balance, September 30, 2008	$85

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

The amount transferred out of Level 3 represents investments in trust preferred securities which are now being valued using Level 2 inputs.

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis in the first nine months of 2008 that were still held in the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at September 30, 2008 (in thousands).

	Carrying value at September 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$960	$-	$-	$960

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of Financial Accounting Standard No. 114 (FAS 114) “Accounting by Creditors for Impairment of a Loan.”  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with FAS 114 had a carrying amount of $1.2 million and a fair value of $960,000 resulting in specific loss exposures of $287,000 as of September 30, 2008, a decrease of $45,000 from June 30, 2008 and an increase of $67,000 from December 31, 2007. The decrease in these impaired loans during the third quarter of 2008 was primarily the result of approximately $1 million of loans foreclosed on and moved to other real estate owned and approximately $533,000 of loans charged-off to the allowance for loan losses to more accurately reflect the Company’s expectation for liquidation of the real estate.

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

New Accounting Principles

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.” FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the nine month periods ended, September 30, 2008 and 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2007 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the Federal Deposit Insurance Corporation (“FDIC”), the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  On October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. The TLGP fully insures these accounts automatically for 30 days. After the 30 day period a bank has until December 5, 2008, to elect to opt out of the program. The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company intends to stay in the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

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

Net income was $8,433,000 and $7,470,000 and diluted earnings per share was $1.33 and $1.15 for the nine months ended September 30, 2008 and 2007, respectively. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2008 and 2007, compared to the performance ratios for the year ended December 31, 2007:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2008	2007	2007
Return on average assets	1.11%	1.02%	1.03%
Return on average equity	13.67%	12.92%	13.06%
Average equity to average assets	8.08%	7.88%	7.90%

Total assets at September 30, 2008 and December 31, 2007 were $1,030 million and $1,016.3 million, respectively. The increase in net assets was primarily due to an increase in interest-bearing deposits held by the Company, offset by decreases in available-for-sale securities and net loans.  Available-for-sale securities decreased by $16 million during the first nine months of 2008 due to securities that were called or matured and were not immediately replaced. Net loan balances were $735 million at September 30, 2008, a decrease of $5.1 million, or .7%, from $740.1 million at December 31, 2007 due to a decline in the balances of commercial operating loans. Total deposit balances increased to $800.2 million at September 30, 2008 from $770.6 million at December 31, 2007 due to increased balances in interest bearing deposits and savings accounts.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.70% for the nine months ended September 30, 2008, up from 3.39% for the same period in 2007. The increase in the net interest margin is attributable to a greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates.  Net interest income before the provision for loan losses was $26.5 million compared to net interest income of $23.2 million for the same period in 2007. The increase was due to improvement in the net interest margin and growth in average earning assets of $41 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Noninterest income increased $.7 million or 6.9%, to $11.7 million for the nine months ended September 30, 2008 compared to $11 million for the nine months ended September 30, 2007. The increase in noninterest income was due to increases in fees received on ATM and debit cards and approximately $291,000 in proceeds on life insurance the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008.

Noninterest expense increased 5.6%, or $1.3 million, to $23.7 million for the nine months ended September 30, 2008 compared to $22.4 million during the same period in 2007.  The increase in noninterest expense was due to the write down of the DeLand property of $132,000 during the first quarter and increases in loan collection expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2008 versus 2007	2008 versus 2007
	Three months ended September 30	Nine months ended September 30
Net interest income	$1,333	$3,300
Provision for loan losses	(474)	(1,138)
Other income, including securities transactions	84	754
Other expenses	(434)	(1,262)
Income taxes	(161)	(691)
Increase in net income	$348	$963

Credit quality is an area of importance to the Company. Total nonperforming loans were $6.9 million at September 30, 2008, compared to $7.1 million at September 30, 2007 and $7.5 million at December 31, 2007. A portion of the decline occurred as a result of the bank taking possession of real estate collateral and moving the balances to other real estate owned. Other real estate owned balances totaled $2.6 million at September 30, 2008 compared to $.7 million on September 30, 2007 and $.5 million on December 31, 2007. The Company’s provision for loan losses for the nine months ended September 30, 2008 and 2007 was $1,736,000 and $598,000, respectively.  At September 30, 2008, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 70% of the loan portfolio as of September 30, 2008 and 2007. During the nine months ended September 30, 2008, annualized net charge-offs were .28% of average loans compared to .06% for the same period in 2007.

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from their regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first nine months of 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2008 and 2007 was 10.8% and 10.3%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2008 and 2007 was 11.6% and 11.2%, respectively.

While the Company’s capital ratios are in excess of those required to be considered well-capitalized under current banking regulations, the Company is currently evaluating the possibility of raising capital under the recently announced Capital Purchase Program (“CPP”) of the U.S. Department of the Treasury (the “Treasury”).  Under the CPP, qualified U.S. banking organizations whose applications to participate are approved would sell preferred stock and grant warrants to purchase common stock to the Treasury. The Company is currently evaluating whether it will apply for participation in the CPP and any effects participation would have on the Company’s capital structure. There are a variety of factors to be evaluated, including the cost of the capital to be provided and restrictions that would be imposed on the Company by participating in the CPP (such as restrictions on dividend increases and stock buy-backs). The Company does not expect to make further announcements with respect to participation in the CPP unless and until it decides to participate.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs and is closely monitoring the current economic environment. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations. The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2008 and 2007 were $157.7 million and $154.2 million, respectively.  The increase is primarily attributable to increases in commercial operating lines of credit offset by decreases in commercial real estate lines of credit.

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

	Nine months ended			Nine months ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$22,921	$383	2.23%	$310	$12	5.10%
Federal funds sold	18,263	324	2.37%	4,389	168	5.12%
Investment securities
Taxable	152,678	5,780	5.05%	167,375	6,249	4.98%
Tax-exempt (1)	20,055	611	4.06%	16,945	525	4.13%
Loans (2)(3)	739,814	36,111	6.52%	723,696	37,565	6.94%
Total earning assets	953,731	43,209	6.04%	912,715	44,519	6.52%
Cash and due from banks	19,584			19,088
Premises and equipment	15,215			15,977
Other assets	35,201			36,403
Allowance for loan losses	(6,274)			(6,090)
Total assets	$1,017,457			$978,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$289,795	$2,891	1.33%	$265,489	$4,784	2.41%
Savings deposits	69,645	422	.81%	61,447	261	.57%
Time deposits	313,038	9,617	4.10%	329,235	11,185	4.54%
Securities sold under agreements to repurchase	58,634	766	1.74%	52,383	1,800	4.59%
FHLB advances	42,586	1,539	4.83%	33,147	1,226	4.95%
Federal funds purchased	-	-	-	3,714	153	5.50%
Junior subordinated debt	20,620	1,019	6.60%	20,620	1,177	7.63%
Other debt	15,465	427	3.69%	14,361	705	6.57%
Total interest-bearing liabilities	809,783	16,681	2.75%	780,396	21,291	3.65%
Non interest-bearing demand deposits	118,566			113,335
Other liabilities	6,883			7,275
Stockholders' equity	82,225			77,087
Total liabilities & equity	$1,017,457			$978,093
Net interest income		$26,528			$23,228
Net interest spread			3.29%			2.87%
Impact of non-interest bearing funds			.41%			.52%

Net yield on interest- earning assets			3.70%			3.39%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2008, compared to the same period in 2007 (in thousands):

	For the nine months ended September 30,
	2008 compared to 2007
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$371	$386	$(15)
Federal funds sold	156	340	(184)
Investment securities:
Taxable	(469)	(606)	137
Tax-exempt (2)	86	95	(9)
Loans (3)	(1,454)	1,245	(2,699)
Total interest income	(1,310)	1,460	(2,770)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(1,893)	652	(2,545)
Savings deposits	161	39	122
Time deposits	(1,568)	(528)	(1,040)
Securities sold under
agreements to repurchase	(1,034)	315	(1,349)
FHLB advances	313	362	(49)
Federal funds purchased	(153)	(153)	-
Junior subordinated debt	(158)	-	(158)
Other debt	(278)	81	(359)
Total interest expense	(4,610)	768	(5,378)
Net interest income	$3,300	$692	$2,608

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $3.3 million, or 14.2%, to $26.5 million for the nine months ended September 30, 2008, from $23.2 million for the same period in 2007. The increase in net interest income was due to improvement in the Company’s net interest margin and growth in earning assets.

For the nine months ended September 30, 2008, average earning assets increased by $41 million, or 4.5%, and average interest-bearing liabilities increased $29.4 million, or 3.8%, compared with average balances for the same period in 2007. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $22.6 million or 7290.3%.

•	Average federal funds sold increased $14 million or 316.7%.

•	Average loans increased by $16.1 million or 2.2%.

•	Average securities decreased by $11.6 million or 6.3%.

•	Average deposits increased by $16.3 million or 2.5%.

•	Average securities sold under agreements to repurchase increased by $6.3 million or 12%.

•	Average borrowings and other debt increased by $6.8 million or 9.5%.

•	Net interest margin increased to 3.70% for the first nine months of 2008 from 3.39% for the first nine months of 2007.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.77% for the first nine months of 2008 and 3.45% for the first nine months of 2007. The TE adjustments to net interest income for September 30, 2008 and 2007 were $315,000 and $270,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2008 and 2007 was $1,736,000 and $598,000, respectively.  Nonperforming loans were $6.9 million and $7.1 million as of September 30, 2008 and 2007, respectively.  Net charge-offs were $1,532,000 for the nine months ended September 30, 2008 compared to $338,000 during the same period in 2007.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Trust	$608	$589	$19	$2,013	$1,924	$89
Brokerage	99	119	(20)	419	371	48
Insurance commissions	475	447	28	1,604	1,573	31
Service charges	1,484	1,438	46	4,201	4,152	49
Security gains	10	55	(45)	231	211	20
Mortgage banking	127	146	(19)	370	400	(30)
Other	894	819	75	2,907	2,360	547
Total other income	$3,697	$3,613	$84	$11,745	$10,991	$754

Following are explanations of the changes in these other income categories for the three months ended September 30, 2008 compared to the same period in 2007:

•
Trust revenues increased $19,000 or 3.2% to $608,000 from $589,000 due to an increase in revenues from farm agency and employee benefit accounts. Trust assets, at market value, were $435.8 million at September 30, 2008 compared to $453 million at September 30, 2007.

•	Revenues from brokerage decreased $20,000 or 16.8% to $99,000 from $119,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $28,000 or 6.3% to $475,000 from $447,000 due to the increase in commissions received on sales of business property and casualty insurance in the third quarter of 2008 compared to the same period in 2007.

•
Fees from service charges increased $46,000 or 3.2% to $1,484,000 from $1,438,000.  This was primarily the result of an increase in the number of overdrafts during the third quarter of 2008 compared to the same period in 2007.

•
The sale of securities during the three months ended September 30, 2008 resulted in net securities gains of $10,000 compared to the three months ended September 30, 2007 which resulted in net securities gains of $55,000.

•	Mortgage banking income decreased $19,000 or 13% to $127,000 from $146,000. Loans sold balances were as follows:

•	$14.1 million (representing 120 loans) for the third quarter of 2008.
•	$13.0 million (representing 118 loans) for the third quarter of 2007.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $75,000 or 9.2% to $894,000 from $819,000. This increase was primarily due to increased ATM and debit card service fees.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2008 compared to the same period in 2007:

•
Trust revenues increased $89,000 or 4.6% to $2,013,000 from $1,924,000 due to an increase in revenues from farm agency and employee benefit accounts.  Trust assets, at market value, were $435.8 million at September 30, 2008 compared to $453 million at September 30, 2007.

•
Revenues from brokerage increased $48,000 or 12.9% to $419,000 from $371,000 due to one-time fees received in connection with conversion to a new broker, Raymond James, and greater-than-expected commissions received from prior broker offset by a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $31,000 or 2% to $1,604,000 from $1,573,000 due to the increase in commissions received on sales of business property and casualty insurance compared to the same period in 2007.

•
Fees from service charges increased $49,000 or 1.2% to $4,201,000 from $4,152,000.  This was primarily the result of an increase in the number of overdrafts during the nine months ended September 30, 2008 compared to the same period in 2007.

•
The sale of securities during the nine months ended September 30, 2008 resulted in net securities gains of $231,000 compared to the nine months ended September 30, 2007 which resulted in net securities gains of $211,000.

•
Mortgage banking income decreased $30,000 or 7.5% to $370,000 from $400,000.  This decrease was primarily due to a decrease in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances were as follows:

•	$37.8 million (representing 314 loans) for the first nine months of 2008.
•	$39.6 million (representing 341 loans) for the first nine months of 2007.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income increased $547,000 or 23.2% to $2,907,000 from $2,360,000. This increase was primarily due to approximately $291,000 in proceeds from a life insurance policy the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008 and increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	$ Change	2008	2007	$ Change
Salaries and benefits	$4,339	$4,134	$205	$12,777	$12,218	$559
Occupancy and equipment	1,247	1,230	17	3,713	3,644	69
Amortization of intangibles	192	196	(4)	574	629	(55)
Net other real estate owned expense	29	9	20	187	57	130
Stationery and supplies	133	139	(6)	414	422	(8)
Legal and professional fees	372	421	(49)	1,188	1,275	(87)
Marketing and promotion	346	353	(7)	637	622	15
Other operating expenses	1,349	1,091	258	4,230	3,591	639
Total other expense	$8,007	$7,573	$434	$23,720	$22,458	$1,262

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2008 compared to the same period in 2007:

•
Salaries and employee benefits, the largest component of other expense, increased $205,000 or 5% to $4,339,000 from $4,134,000.  This increase is primarily due to merit increases for continuing employees.  There were 352 full-time equivalent employees at September 30, 2008 compared to 349 at September 30, 2007.

•	Occupancy and equipment expense increased $17,000 or 1.4% to $1,247,000 from $1,230,000 primarily due to increases in computer software maintenance expenses.

•	Expense for amortization of intangible assets decreased $4,000 or 2% to $192,000 from $196,000 due to complete amortization of one core deposit intangible in July 2007.

•	Other operating expenses increased $258,000 or 23.6% to $1,349,000 in 2008 from $1,091,000 in 2007 due to increases in various expenses including loan collection expenses.

•
All other categories of operating expenses decreased a net of $42,000 or 4.6% to $880,000 from $922,000 due to increases in losses on foreclosed real estate sales and marketing and promotion expenses offset by decreases in legal and professional fees.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2008 compared to the same period in 2007:

•
Salaries and employee benefits, the largest component of other expense, increased $559,000 or 4.6% to $12,777,000 from $12,218,000.  This increase is primarily due to merit increases for continuing employees.

•	Occupancy and equipment expense increased $69,000 or 1.9% to $3,713,000 from $3,644,000. This increase was primarily due to increases in computer software maintenance expenses.

•	Expense for amortization of intangible assets decreased $55,000 or 8.7% to $574,000 from $629,000 due to complete amortization of one core deposit intangible in July 2007.

•
Other operating expenses increased $639,000 or 17.8% to $4,230,000 in 2008 from $3,591,000 in 2007. This increase was due to the write down of property in DeLand, Illinois to its appraised value, product training for all personnel during the first nine months of 2008 and increases in various expenses.

•
All other categories of operating expenses increased a net of $50,000 or 2.1% to $2,426,000 from $2,376,000. The increase was primarily due to increases in losses on foreclosed real estate sales and marketing and promotion expenses offset by decreases in legal and professional expenses.

Income Taxes

Total income tax expense amounted to $4,384,000 (34.2% effective tax rate) for the nine months ended September 30, 2008, compared to $3,693,000 (33.1% effective tax rate) for the same period in 2007. The change in effective rate from 2007 to 2008 is primarily due to a $142,000 reduction in the state tax expense accrual during 2007 as a result of amending the 2003 and 2002 state income tax returns for a greater deduction in enterprise zone interest. This resulted in a $93,000 net reduction in tax expense for 2007 that did not occur in 2008.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Real estate – residential	$140,608	$138,765
Real estate – agricultural	64,683	61,825
Real estate – commercial	317,710	317,302
Total real estate – mortgage	523,001	517,892
Commercial and agricultural	165,623	172,294
Installment	48,890	52,875
Other	5,627	5,100
Total loans	$743,141	$748,161

Overall loans decreased $5.1 million, or .7%.  The decrease was primarily a result of decreases in commercial and agricultural operating loans and installment loans offset by increases in residential real estate loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $1,828,000 and $1,974,000 as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the Company had loan concentrations in agricultural industries of $117 million, or 15.7%, of outstanding loans and $114.2 million, or 15.3%, at December 31, 2007.  In addition, the Company had loan concentrations in the following industries as of September 30, 2008 compared to December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$69,569	9.36%	$68,322	9.13%
Lessors of residential buildings & dwellings	49,573	6.67%	49,517	6.62%
Hotels and motels	41,689	5.61%	30,841	4.12%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2008, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$64,601	$58,691	$17,316	$140,608
Real estate -- agricultural	13,416	42,711	8,556	64,683
Real estate – commercial	147,731	156,031	13,948	317,710
Total real estate -- mortgage	225,748	257,433	39,820	523,001
Commercial and agricultural	118,924	41,980	4,719	165,623
Installment	21,907	26,974	9	48,890
Other	1,503	2,780	1,344	5,627
Total loans	$368,082	$329,167	$45,892	$743,141
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2008, loans with maturities over one year consisted of approximately $330.4 million in fixed rate loans and $44.6 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Nonaccrual loans	$6,883	$7,460
Renegotiated loans which are performing
in accordance with revised terms	16	21
Total nonperforming loans	$6,899	$7,481

The $577,000 decrease in nonaccrual loans during the nine months ended September 30, 2008 resulted from the net of $4,826,000 of additional loans put on nonaccrual status, $1,956,000 of loans brought current or paid-off, $2,230,000 of loans transferred to other real estate owned and $1,217,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $223,900 and $364,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At September 30, 2008, the Company’s loan portfolio included $117 million of loans to borrowers whose businesses are directly related to agriculture.  The balance increased $2.8 million from $114.2 million at December 31, 2007.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $41.7 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $69.6 million of loans to lessors of non-residential buildings and $49.6 million of loans to lessors of residential buildings and dwellings. The current decline in real estate values has resulted in an increase in nonperforming loans and some loan losses. Further declines in real estate values could result in additional increases in nonperforming loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of September 30, 2008 and 2007, and of changes in the allowance for the three and nine-month periods ended September 30, 2008 and 2007, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Average loans outstanding, net of unearned income	$743,749	$737,994	$739,814	$723,696
Allowance-beginning of period	6,173	6,158	6,118	5,876
Charge-offs:
Real estate-mortgage	368	127	1,200	141
Commercial, financial & agricultural	181	85	396	160
Installment	22	34	58	85
Other	51	72	131	156
Total charge-offs	622	318	1,785	542
Recoveries:
Real estate-mortgage	4	5	75	8
Commercial, financial & agricultural	47	24	59	47
Installment	13	6	29	27
Other	30	58	90	122
Total recoveries	94	93	253	204
Net charge-offs	528	225	1,532	338
Provision for loan losses	677	203	1,736	598
Allowance-end of period	$6,322	$6,136	$6,322	$6,136
Ratio of annualized net charge-offs to average loans	.28%	.12%	.28%	.06%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	.85%	.83%	.85%	.83%
Ratio of allowance for loan losses to nonperforming loans	91.6%	86.1%	91.6%	86.1%

The ratio of the allowance for loan losses to nonperforming loans is 91.6% as of September 30, 2008 compared to 86.1% as of September 30, 2007.  The decrease in total nonperforming loans is the primary factor in the increase in the ratio. Based upon market real estate comparable information, the Company estimates that the probable remaining collateral shortfall on non-performing loans is not material and management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the second quarter, the Company took possession of several commercial real estate properties for one borrower that had an outstanding loan balance of $2.9 million. This borrower had previously been identified as having cash flow difficulties, and the respective loans had been placed on non-accrual status. In connection with the foreclosure process, the Company received updated appraisal information and wrote the asset values down to their appraised values. As a result, net charge-offs increased to $1,532,000 for the first nine months of 2008 compared to $338,000 for the same period last year and the provision for loan losses increased to $1,736,000 in 2008 compared to $598,000 for 2007 as the Company replenished the allowance for loan and lease losses.

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

The following table sets forth the amortized cost of the securities as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield

U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$73,261	4.78%	$106,175	4.82%
Obligations of states and political subdivisions	22,310	4.07%	17,820	4.15%
Mortgage-backed securities	62,389	5.25%	49,798	5.33%
Other securities	15,587	5.80%	9,622	6.30%
Total securities	$173,547	4.95%	$183,415	4.96%

At September 30, 2008, the Company’s investment portfolio showed a decrease of $9.9 million from December 31, 2007 primarily due to U.S. Treasury and obligations of U.S. government corporations and agencies securities that matured and were not replaced offset by additional purchases of mortgage-backed securities.  The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2008 and December 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2008
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$73,261	$1,007	$(274)	$73,994
Obligations of states and political subdivisions	21,712	71	(774)	21,009
Mortgage-backed securities	62,389	782	(76)	63,095
Other securities	15,587	-	(5,749)	9,838
Total available-for-sale	$172,949	$1,860	$(6,873)	$167,936
Held-to-maturity:
Obligations of states and political subdivisions	$598	$10	$-	$608

December 31, 2007
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$106,175	$1,496	$(73)	$107,598
Obligations of states and political subdivisions	16,642	182	(15)	16,809
Mortgage-backed securities	49,798	502	(116)	50,184
Other securities	9,622	222	(402)	9,442
Total available-for-sale	$182,237	$2,402	$(606)	$184,033
Held-to-maturity:
Obligations of states and political subdivisions	$1,178	$16	$-	$1,194

Other securities consist of trust preferred securities and corporate bonds. The increase in unrealized losses of these securities, which have maturities ranging from 4 years to 30 years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the under-lying financial institutions that have issued the trust preferred securities. The Company has evaluated these securities and has determined the decline in market valuation is primarily liquidity and market related and the impairment of these securities is not considered other than temporary as of September 30, 2008. Further deterioration of the under-lying financial institutions could result in other than temporary impairments. The Company will continue to monitor and evaluate these securities.

At September 30, 2008, there was one obligation of a U.S. government agency with a fair value of $5,814,000 and an unrealized loss of $11,153, in a continuous unrealized loss position for twelve months or more.  At September 30, 2007, there were seven obligations of states and political subdivisions with a fair value of $2,031,000 and an unrealized loss of $22,000, four mortgage-backed securities with a fair value of $11,009,000 and an unrealized loss of $263,000, and eight obligations of U.S. government agencies with a fair value of $44,499,000 and an unrealized loss of $240,000, in a continuous unrealized loss position for twelve months or more. This position was due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Management does not believe any individual unrealized loss as of September 30, 2008 or 2007 represents an other than temporary impairment.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2008 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$16,502	$44,494	$12,265	$-	$73,261
Obligations of state and
political subdivisions	3,227	3,113	15,060	312	21,712
Mortgage-backed securities	-	42,623	19,766	-	62,389
Other securities	348	15,204	-	35	15,587
Total investments	$20,077	$105,434	$47,091	$347	$172,949

Weighted average yield	3.86%	5.13%	5.01%	4.05%	4.95%
Full tax-equivalent yield	4.15%	5.17%	5.60%	5.87%	5.17%

Held-to-maturity:
Obligations of state and
political subdivisions	$402	$196	$-	$-	$598

Weighted average yield	5.17%	5.38%	-%	-%	5.24%
Full tax-equivalent yield	7.53%	7.54%	-%	-%	7.54%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2008.

Investment securities carried at approximately $155,481,000 and $163,872,000 at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2008 and for the year ended December 31, 2007 (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$118,566	-	$114,393	-
Interest-bearing	289,795	1.42%	271,117	1.98%
Savings	69,645	.60%	60,654	.58%
Time deposits	313,038	4.34%	325,397	4.54%
Total average deposits	$791,044	2.33%	$771,561	2.66%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2008 and for the year ended December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
High month-end balances of total deposits	$801,901	$784,597
Low month-end balances of total deposits	777,337	756,222

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
3 months or less	$28,449	$17,883
Over 3 through 6 months	8,904	25,339
Over 6 through 12 months	56,317	47,160
Over 12 months	24,457	7,670
Total	$118,127	$98,052

During the first nine months of 2008, the balance of time deposits of $100,000 or more increased by approximately $20.1 million. The increase in balances was primarily attributable to an increase in consumer time deposits and the addition of $15 million of brokered CD deposits.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $15 million as of September 30, 2008. There were no brokered CDs as of December 31, 2007. The Company also maintains time deposits for the State of Illinois with balances of $4.4 million and $3.1 million as of September 30, 2008 and December 31, 2007, respectively. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2008 and December 31, 2007 is presented below (dollars in thousands):

	September 30,	December 31,
	2008	2007

Securities sold under agreements to repurchase	$66,981	$68,300
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	15,000
Fixed term – due after one year	32,750	37,750
Debt:
Loans due in one year or less	16,500	14,500
Junior subordinated debentures	20,620	20,620
Total	$141,851	$156,170
Average interest rate at end of period	3.16%	3.96%

Maximum outstanding at any month-end
Federal funds purchased	$-	$14,100
Securities sold under agreements to repurchase	67,585	68,300
Federal Home Loan Bank advances:
Overnight	-	7,000
Fixed term – due in one year or less	5,000	20,000
Fixed term – due after one year	37,750	37,750
Debt:
Loans due in one year or less	16,500	16,500
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Federal funds purchased	$-	$3,907
Securities sold under agreements to repurchase	58,634	54,962
Federal Home Loan Bank advances:
Overnight	-	58
Fixed term – due in one year or less	5,128	8,905
Fixed term – due after one year	37,458	25,950
Debt:
Loans due in one year or less	15,465	14,345
Junior subordinated debentures	20,620	20,620
Total	$137,305	$128,747
Average interest rate during the period	3.64%	5.31%

Securities sold under agreements to repurchase had seasonal declines of $1.3 million during the first nine months of 2008. FHLB advances decreased $15 million during the nine-month period ended September 30, 2008 due to advances that matured and were not replaced given the Company’s federal funds sold position.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2008 the fixed term advances consisted of $37.75 million as follows:

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

At September 30, 2008, outstanding debt balances include $16,500,000 on a revolving credit agreement with The Northern Trust Company.  This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield Bancorp, Inc. (“Mansfield”), and its wholly owned subsidiary, Peoples State Bank of Mansfield, in May 2006. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (2.48% as of September 30, 2008) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2008 and 2007 and December 31, 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (6.21% and 8.24% at September 30, 2008 and December 31, 2007, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the revised quantitative limits. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2008 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$41,980	$-	$-	$-	$-	$-	$41,980	$41,980
Taxable investment securities	6,525	506	-	2,692	14,815	122,390	146,928	146,928
Nontaxable investment securities	1,413	1,251	1,190	390	720	16,642	21,606	21,617
Loans	397,309	110,602	101,817	54,125	51,201	28,087	743,141	756,529
Total	$447,227	$112,359	$103,007	$57,207	$66,736	$167,119	$953,655	$967,054
Interest-bearing liabilities:
Savings and N.O.W. accounts	$71,297	$12,118	12,613	$18,059	$18,633	$110,997	$243,717	$243,717
Money market accounts	115,366	814	836	1,085	1,107	5,853	125,061	125,061
Other time deposits	250,409	29,399	11,758	5,544	10,644	152	307,906	314,310
Short-term borrowings/debt	66,981	-	-	-	-	-	66,981	67,005
Long-term borrowings/debt	31,810	10,000	13,310	10,000	4,750	5,000	74,870	76,349
Total	$535,863	$52,331	$38,517	$34,688	$35,134	$122,002	$818,535	$826,442
Rate sensitive assets – rate sensitive liabilities	$(88,636)	$60,028	$64,490	$22,519	$31,602	$45,117	$135,120
Cumulative GAP	$(88,636)	$(28,608)	$35,882	$58,401	$90,003	$135,120

Cumulative amounts as % of total Rate sensitive assets	-9.3%	6.3%	6.8%	2.4%	3.3%	4.7%
Cumulative Ratio	-9.3%	-3.0%	3.8%	6.1%	9.4%	14.2%

The static GAP analysis shows that at September 30, 2008, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At September 30, 2008, the Company’s stockholders' equity had increased $302,000, or .4%, to $80,754,000 from $80,452,000 as of December 31, 2007. During the first nine months of 2008, net income contributed $8,433,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities decreased stockholders' equity by $4,155,000, net of tax.  Additional purchases of treasury stock (197,200 shares at an average cost of $26.24 per share) also decreased stockholders’ equity by approximately $5,174,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2008 and December 31, 2007, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2008, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

		Required Minimum		To Be Well-Capitalized
		For Capital		Under Prompt Corrective
	Actual	Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital (to risk-weighted assets)
Company	$89,019	11.63%	$61,238	> 8.00%	N/A	N/A
First Mid Bank	96,134	12.68	60,661	> 8.00%	$75,827	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	82,697	10.80	30,617	> 4.00%	N/A	N/A
First Mid Bank	89,812	11.84	30,331	> 4.00%	45,496	> 6.00%
Tier 1 Capital (to average assets)
Company	82,697	8.29	39,925	> 4.00%	N/A	N/A
First Mid Bank	89,812	9.06	39,668	> 4.00%	49,585	> 5.00%

December 31, 2007
Total Capital (to risk-weighted assets)
Company	$83,783	11.13%	$60,228	> 8.00%	N/A	N/A
First Mid Bank	92,290	12.36	59,727	> 8.00%	$74,659	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	77,665	10.32	30,114	> 4.00%	N/A	N/A
First Mid Bank	86,172	11.54	29,864	> 4.00%	44,795	> 6.00%
Tier 1 Capital (to average assets)
Company	77,665	7.89	39,389	> 4.00%	N/A	N/A
First Mid Bank	86,172	8.80	39,169	> 4.00%	48,961	> 5.00%

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

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. During the fourth quarter of 2007, 32,000 shares were awarded under the plan. There were no shares awarded during the first nine months of 2008.

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

During the nine-month period ending September 30, 2008, the Company repurchased 197,200 shares at a total cost of approximately $5,174,000. Since 1998, the Company has repurchased a total of 2,548,847 shares at a total price of approximately $48,558,000.  As of September 30, 2008, the Company was authorized per all repurchase programs to purchase $649,000 in additional shares.

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

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2008, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2008, the excess collateral at the FHLB would support approximately $56.2 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2008, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $16.5 million and $6 million in available funds.

In response to the overall economy, the Company has made a concerted effort during 2008 to increase its liquidity to levels above that which management believes would normally be required for operations. As a result, cash and excess funds balances have increased to $63.7 million as of September 30, 2008 compared to $31.1 million as of December 31, 2007.  Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2008 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$307,906	$249,858	$41,390	$16,506	$152
Debt	37,120	-	16,500	-	20,620
Other borrowings	104,731	89,481	10,500	4,750	-
Operating leases	2,934	454	755	590	1,135
Supplemental retirement	855	50	100	100	605
	$453,546	$339,843	$69,245	$21,946	$22,512

For the nine-month period ended September 30, 2008, net cash of $9.5 million, $13.4 million and $9.7 million was provided from operating activities, investing activities and financing activities, respectively.  In total, cash and cash equivalents increased by $32.6 million since year-end 2007.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Unused commitments and lines of credit:
Commercial real estate	$27,353	$42,215
Commercial operating	71,181	60,468
Home equity	21,363	18,492
Other	29,098	26,552
Total	$148,995	$147,727

Standby letters of credit	$8,707	$4,996

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

ITEM 1A.  RISK FACTORS

The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance. The second half of 2008 has witnessed unprecedented disruptions in financial markets, including volatility in asset values and constraints on the availability of credit.  In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular.  The impact, if any, that these financial market events or these governmental actions might have on the Company and its business is uncertain and cannot be estimated at this time.  Item 1A (“Risk Factors”) of the Company’s 2007 Annual Report on Form 10-K discusses some of the principal risks inherent in the Company’s business, including interest rate risks, liquidity risks, credit risks, operational risks, risks from economic or market conditions and general business risks among others.  The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on the Company.

At the same time, there appears to be a general weakening of the U.S. economy.  To the extent these economic developments continue to worsen, and to the extent legislation or regulatory action adversely affects the U.S. economy, the Company’s access to capital or the credit quality of the Company’s loan portfolio, or imposes additional limitations or costs on the Company’s business, there could be an adverse impact on the Company’s costs, credit losses, access to capital or liquidity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 -- July 31, 2008	6,303	$26.00	6,303	$1,994,000
August 1, 2008 -- August 31, 2008	18,899	$25.75	18,899	$1,508,000
September 1, 2008 – September 30, 2008	32,107	$26.74	32,107	$649,000
Total	57,309	$26.34	57,309	$649,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 6, 2008

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