Form 10-K
period 2008-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2009-03-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $101,786,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 4, 2009, 6,122,877 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2009 Annual
Meeting of Shareholders to be held on April 29, 2009                                                                                                III

PART I

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

In 2002, the Company acquired all of the outstanding stock of Checkley, an insurance agency located in Mattoon.

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

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 343 people on a full-time equivalent basis as of December 31, 2008.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

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

Business Strategies

Strategy for Growth
The Company believes that growth of its revenue stream and of its customer base is vital to the goal of increasing the value of its shareholders’ investment. Management attempts to grow in two primary ways:

• by organic growth through adding new customers and selling more products and services to existing customers; and
• by acquisitions.

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $255 million at December 31, 2004 to $317 million at December 31, 2008.  Approximately 67% of the Company’s total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

Growth through a series of small acquisitions has been an integral part of the Company’s strategy for an extended period of time.  When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value.  Most past acquisitions have been cash-based transactions. While the Company expects to continue this trend in the future, it would consider a stock-based acquisition if the strategic and financial metrics were compelling. The emphasis on smaller acquisitions is due to the inherent risks accompanying acquisitions and the preference for cash financing rather than use of the Company’s common stock.

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

Strategy for Operations and Risk Management
Operationally, the Company centralizes as many administrative and clerical tasks as possible within its home office location in Mattoon, Illinois.  This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable, and better manages the various forms of risk inherent in this business.  This approach also allows for the best possible use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it does attempt to be near the leading edge with respect to operational technology.

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

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $1,021,000 (.15% of average loans) over the past five years. Nonperforming loans were $7,285,000 (.98% of total loans) at December 31, 2008.  These percentages have historically compared well with peer financial institutions.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2008, the Company’s net interest margin increased to 3.73% from 3.43% in 2007. This was the result of a greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank presently does business.  First Mid Bank competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions.  The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

First Mid Bank operates facilities in the Illinois counties of Bond, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Macon, Madison, Moultrie, and Piatt.  Each facility primarily serves the community in which it is located.  First Mid Bank serves nineteen different communities with twenty-six separate locations in the towns of Altamont, Arcola, Champaign, Charleston, Decatur, Effingham, Highland, Mansfield, Mahomet, Maryville, Mattoon, Monticello, Neoga, Pocahontas, Sullivan, Taylorville, Tuscola, Urbana, and Weldon Illinois.  Within the areas of service, there are numerous competing financial institutions and financial services companies.

Website

The Company maintains a website at www.firstmid.com.  All periodic and current reports of the Company and amendments to these reports filed with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through this website as soon as reasonably practicable after these materials are filed with the SEC.

SUPERVISION AND REGULATION

General

Financial institutions, financial services companies, and their holding companies are extensively regulated under federal and state law.  As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities including, but not limited to, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation (the “FDIC”), the Internal Revenue Service and state taxing authorities.  Any change in applicable laws, regulations or regulatory policies may have material effects on the business, operations and prospects of the Company and First Mid Bank.  The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

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

Financial Modernization Legislation

The 1999 Gramm-Leach-Bliley Act (the “GLB Act”) significantly changed financial services regulation by expanding permissible non-banking activities of bank holding companies and removing certain barriers to affiliations among banks, insurance companies, securities firms and other financial services entities.  These activities and affiliations can be structured through a holding company structure or, in the case of many of the activities, through a financial subsidiary of a bank.  The GLB Act also established a system of federal and state regulation based on functional regulation, meaning that primary regulatory oversight for a particular activity generally resides with the federal or state regulator having the greatest expertise in the area.  Banking is supervised by banking regulators, insurance by state insurance regulators and securities activities by the SEC and state securities regulators.  The GLB Act also requires the disclosure of agreements reached with community groups that relate to the Community Reinvestment Act, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

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

A significant component of the GLB Act’s focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration.  Among other things, the GLB Act amends the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 to remove the blanket exemption for banks.  Under the GLB Act, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities.  Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate.  By several orders, the SEC extended the blanket exemption for banks from the definition of “broker” and “dealer” while it considered implementing rules. In 2003, the SEC adopted amendments to its rules relating to the “dealer” exemption for banks. In September 2007, the SEC and the Federal Reserve Board adopted a regulation to implement the broker activities exemption of the GLB Act that became effective for First Mid Bank beginning January 1, 2009.  The GLB Act also amends the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds. The Company believes that it has taken the necessary actions to comply with these requirements of the GLB Act and the regulations adopted under them.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010. The Company decided to not participate in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by the Federal Reserve Board, Congress, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Act. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company. To date, the Company or the Bank has elected to participate only in the FDIC’s Debt Guarantee Program, which provides for the guarantee of eligible newly issued senior unsecured debt of participating entities, and the FDIC’s Transaction Account Guarantee Program, which provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2009.  Participation in the Transaction Account Guarantee Program will cost the Company 10 basis points annually on the amount of the deposits.   Both of these programs are part of the FDIC’s Temporary Liquidity Guarantee Program.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock issued by the Company on February 11, 2009, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

In December 2007, the U.S. bank regulatory agencies adopted final rules that require large, internationally active financial services organizations to use the most sophisticated and complex methodology for calculating capital requirements reflected in the New Basel Capital Accord, developed by the Basel Committee on Banking Supervision.  These rules became operational in April 2008, but are mandatory only for “core banks,” i.e., banks with consolidated total assets of $250 billion or more.  In July 2008, the U.S. bank regulatory agencies also published a notice of proposed rule-making that would provide all non-core banking organizations with the option to adopt a standardized approach under these rules, which reflects a simpler methodology than the advanced approaches required of core banks.

As of December 31, 2008, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 11.99%, a Tier 1 risk-based ratio of 11.02% and a leverage ratio of 8.41%.

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

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  Under the FDIC’s risk-based insurance assessment system, as amended by the Federal Deposit Insurance Reform Act and implementing regulations effective for 2007, each insured bank is required to pay deposit insurance premium assessments to the FDIC.  Each insured bank is placed in one of four risk categories based on its level of capital, supervisory ratings and other risk measures, including debt ratings for large institutions, and its insurance assessment rate is determined by its risk category.  There was a 38 basis point spread between the highest and lowest assessment rates, so that banks classified by the FDIC in Risk Category I were subject in 2007 to an insurance assessment of five to seven basis points (according to the FDIC’s assessment of the bank’s strength), and banks classified by the FDIC in Risk Category IV were subject to an insurance assessment rate of .43%.  First Mid Bank’s annual assessment rate for 2008 was 5.33 to 5.50 basis points.

In addition to its insurance assessment, each insured bank is subject, in 2008, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The first quarter 2009 debt service assessment was ..0114%.

Banks which paid assessments prior to December 31, 1996 were eligible for certain one-time credits against these assessments from a pool provided for in the legislation.  First Mid Bank received a one-time credit of approximately $701,000 of which approximately $381,000 and $320,000 was applied in 2008 and 2007, respectively.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC's restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that the program’s purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of  31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in exchange for final coverage for all transaction accounts.

First Mid Bank elected to participate in both parts of the TLGP. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Bank did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008 (approximately $18.3 million).

On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009. The assessment will be collected on September 30, 2009. The interim rule also provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter, an emergency special assessment of up to 10 basis points may be imposed by a vote of the Board on all insured depository institutions based on each institution’s assessment base calculated for the corresponding assessment period. The Company is currently evaluating the impact this special assessment will have on its consolidated financial statements.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2008, First Mid Bank paid supervisory fees to the OCC totaling $223,000.

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

During the year ended December 31, 2008, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 13.00%, a Tier 1 risk-based ratio of 12.02% and a leverage ratio of 9.16%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008.  As of December 31, 2008, approximately $5.2 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (61)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (40)	Executive Vice President and Chief Financial Officer
John W. Hedges (60)	Executive Vice President
Laurel G. Allenbaugh (48)	Executive Vice President
Kelly A. Downs (41)	Senior Vice President
Christopher L. Slabach (46)	Senior Vice President
Eric S. McRae (43)	Vice President
Charles A. LeFebvre (39)	Vice President

William S. Rowland, age 61, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 40, has been the Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 60, has been Executive Vice President of the Company and the President of First Mid Bank since September 1999.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 48, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Kelly A. Downs, age 41, has been Senior Vice President of Human Resources since April 2008, has served as Vice President of Human Resources from 2001 to April 2008, and has been with the Company since 1991.

Christopher L. Slabach, age 46, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit from 1998-2007.

Eric S. McRae, age 43, has been Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 39, has been Vice President of the Company and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

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

Difficult economic conditions and market disruption have adversely impacted the banking industry and financial markets generally and may significantly affect our business, financial condition, or results of operation. Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Dramatic declines in the housing market beginning in the latter half of 2007, with falling home prices and increasing foreclosures, unemployment and underemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by some financial institutions. The resulting write-downs to assets of financial institutions have caused many financial institutions to merge with other institutions and, in some cases, to seek government assistance or bankruptcy protection.

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for over a year. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, and which of our markets, products or other businesses will ultimately be affected. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

• Inability of our borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

• Increased regulation of our industry, including heightened legal standards and regulatory requirements. Compliance with such regulation will likely increase our costs and may limit our ability to pursue business opportunities.

• Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

Our profitability depends significantly on economic conditions in the geographic region in which we operate. A large percentage of our loans are to individuals and businesses in Illinois, consequently, any decline in the economy of this market area could have a materially adverse effect on our financial condition and results of operations.

The strength and stability of other financial institutions may adversely affect our business. The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions. Financial services to institutions are interrelated as a result of clearing, counterparty or other relationships. We have exposure to different industries and counterparties, and execute transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institution or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect our results of operations.

Changes in interest rates may negatively affect our earnings. Changes in market interest rates and prices may adversely affect the Company’s financial condition or results of operations. The Company’s net interest income, its largest source of revenue, is highly dependent on achieving a positive spread between the interest earned on loans and investments and the interest paid on deposits and borrowings. Changes in interest rates could negatively impact the Company’s ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin.

The Company may not have sufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. This type of liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions. Participation in the FDIC’s Temporary Liquidity Guarantee Program may not fully mitigate these risks.

If the Company were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities. Liquidity policies and limits are established by the board of directors, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. The Company regularly monitors the overall liquidity position of First Mid Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. The Company also establishes policies and monitors guidelines to diversify First Mid Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt. First Mid Bank is also a member of the Federal Home Loan Bank of Chicago (FHLB), which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow from the Federal Reserve’s discount window.

Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us to the extent we need to access capital markets to raise funds to support our business and overall liquidity position. This situation could affect the cost of such funds or our ability to raise such funds. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. We may, from time to time, consider opportunistically retiring our outstanding securities, including our trust preferred securities and common shares in privately negotiated or open market transactions for cash. For further discussion, see the “Liquidity” section.

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $521 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2008. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures. Our business depends on the creditworthiness of our customers. We periodically review the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

Declines in the value of securities held in our investment portfolio may negatively affect our earnings. The value of an investment in our portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital. Continued volatility in the market value of certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive loss and shareholders’ equity depending upon the direction of the fluctuations.

Furthermore, future downgrades or defaults in these securities could result in future classifications as other-than-temporarily impaired. The Company has invested in trust preferred securities issued by financial institutions and insurance companies, corporate securities of financial institutions, and stock in the Federal Home Loan Bank of Chicago and Federal Reserve Bank of Chicago. Deterioration of the financial stability of the underlying financial institutions for these investments could result in other-than-temporary impairment charges to the Company and could have a material impact on future earnings. For further discussion of the Company’s investments, see Note 4 – “Investment Securities.”

If our stock price declines from levels at December 31, 2008, we will evaluate our goodwill balances for impairment, and if the values of our businesses have declined, we could recognize an impairment charge for our goodwill.  We performed an annual goodwill impairment assessment as of September 30, 2008. Based on our analyses, we concluded that the fair value of our reporting units exceeded the fair value of our assets and liabilities and, therefore, goodwill was not considered impaired at any of those dates. It is possible that our assumptions and conclusions regarding the valuation of our lines of business could change adversely, which could result in the recognition of impairment for our goodwill, which could have a material effect on our financial position and future results of operations.

Human error, inadequate or failed internal processes and systems, and external events may have adverse effects on the Company. Operational risk includes compliance or legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. Operational risk also encompasses transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or forgone opportunities. Any of these could potentially have a material adverse effect on our financial condition and results of operations.

The Company is exposed to various business risks that could have a negative effect on the financial performance of the Company. These risks include: changes in customer behavior, changes in competition, new litigation or changes to existing litigation, claims and assessments, environmental liabilities, real or threatened acts of war or terrorist activity, adverse weather, changes in accounting standards, legislative or regulatory changes, taxing authority interpretations, and an inability on the Company’s part to retain and attract skilled employees.

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

First Mid Bank leases a facility located at 14th and Charleston, Mattoon, Illinois.  The office space, comprised of approximately 2,100 square feet, contains five offices, one conference rooms, a file room and a waiting/reception area.  Adequate parking is available to serve customers.

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

First Mid Bank also has an ATM at 4 O’Fallon Street in Powhaten Restaurant.

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

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 633 shareholders of record as of December 31, 2008 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2008
4th	$26.00	$13.00
3rd	$28.50	$24.45
2nd	$27.75	$24.90
1st	$26.15	$23.40
2007
4th	$27.00	$25.75
3rd	$27.25	$25.70
2nd	$27.80	$25.93
1st	$27.95	$27.17

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-16-2008	1-05-2009	$.190
4-30-2008	6-16-2008	$.190
12-11-2007	1-07-2008	$.190
4-24-2007	6-15-2007	$.187

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  Par value remained at $4 per share.  All share and per share amounts have been restated for years prior to 2007 to give retroactive recognition to the stock split.

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 17 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2008.

The following table summarizes share repurchase activity for the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2008 – October 31, 2008	0	$0.00	0	$649,000
November 1, 2008 – November 30, 2008	0	$0.00	0	$649,000
December 1, 2008 – December 31, 2008	65,676	$24.51	65,676	$4,039,000
Total	65,676	$24.51	65,676	$4,039,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $54.2 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $5 million of additional shares of the Company’s common stock.

ITEM 6.                 SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2008	2007	2006	2005	2004
Summary of Operations
Interest income	$57,066	$59,931	$55,556	$44,580	$40,024
Interest expense	21,344	28,429	24,712	15,687	11,644
Net interest income	35,722	31,502	30,844	28,893	28,380
Provision for loan losses	3,559	862	760	1,091	588
Other income	15,264	14,661	13,380	12,518	11,639
Other expense	31,460	30,055	28,423	25,385	25,139
Income before income taxes	15,967	15,246	15,041	14,935	14,292
Income tax expense	5,443	5,087	5,032	5,128	4,541
Net income	$10,524	$10,159	$10,009	$9,807	$9,751
Per Common Share Data (1)
Basic earnings per share	$1.69	$1.60	$1.54	$1.48	$1.44
Diluted earnings per share	1.67	1.57	1.51	1.44	1.42
Dividends per common share	.38	.38	.35	.33	.30
Book value per common share	13.50	12.82	11.78	10.98	10.35
Capital Ratios
Total capital to risk-weighted assets	11.99%	11.13%	10.91%	11.87%	11.71%
Tier 1 capital to risk-weighted assets	11.02%	10.32%	10.10%	11.14%	10.94%
Tier 1 capital to average assets	8.41%	7.89%	7.56%	8.55%	7.99%
Financial Ratios
Net interest margin	3.73%	3.43%	3.51%	3.70%	3.75%
Return on average assets	1.03%	1.03%	1.07%	1.18%	1.20%
Return on average common equity	12.87%	13.06%	13.31%	13.64%	14.24%
Dividend payout ratio	22.49%	23.75%	22.51%	22.55%	20.92%
Average equity to average assets	8.00%	7.90%	8.01%	8.64%	8.44%
Allowance for loan losses as a percent of total loans	1.02%	0.82%	0.81%	0.73%	0.77%
Year End Balances
Total assets	$1,049,700	$1,016,338	$980,559	$850,573	$826,728
Net loans	734,351	742,043	717,692	631,707	590,539
Total deposits	806,354	770,583	770,595	649,069	650,240
Total equity	82,778	80,452	75,786	72,326	69,154
Average Balances
Total assets	$1,022,734	$985,230	$938,784	$832,752	$811,061
Net loans	733,681	722,672	686,069	606,064	568,271
Total deposits	795,786	771,561	737,344	650,116	638,445
Total equity	81,793	77,787	75,174	71,911	68,459

(1)	All share and per share data have been restated to reflect the 3-for-2 stock splits effective June 29, 2007 and July 16, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2008, 2007 and 2006.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many uncertainties including: changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in Item 1A of this Annual Report on Form 10-K captioned “Risk Factors” and elsewhere in the filing and the Company’s other filings with the SEC. Furthermore, forward-looking statements speak only as of the date they are made.  Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

For the Years Ended December 31, 2008, 2007 and 2006

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

Net income was $10.52 million, $10.16 million, and $10.01 million and diluted earnings per share were $1.67, $1.57, and $1.51 for the years ended December 31, 2008, 2007, and 2006, respectively. The increase in net income in 2008 was primarily the result of higher net interest income and greater non-interest income. The increase in earnings per share in 2008 was the result of improved net income and a decrease in the number of shares outstanding due to share repurchases made through the Company’s stock buy-back program.  During 2008, the Company acquired 262,877 shares for a total investment of $6,784,000.  The following table shows the Company’s annualized performance ratios for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Return on average assets	1.03%	1.03%	1.07%
Return on average equity	12.87%	13.06%	13.31%
Average equity to average assets	8.00%	7.90%	8.01%

Total assets at December 31, 2008, 2007, and 2006 were $1,049.7 million, $1,016.3 million, and $980.6 million, respectively. The increase in net assets during 2008 was primarily due to an increase in interest-bearing deposits held by the Company, offset by decreases in available-for-sale securities that were called or matured and were not immediately replaced, and net loans. The increase in net assets during 2007 was primarily the result of increases in loan balances. Net loan balances decreased to $733.8 million at December 31, 2008, from $740.1 million at December 31, 2007 and compared to $715.5 million at December 31, 2006.  The decrease in 2008 of $6.3 million or 0.9% was due to a decline in commercial operating loans. Total deposit balances increased to $806.4 million at December 31, 2008, from $770.6 million at December 31, 2007 and 2006. The increase in 2008 was primarily due to increased balances in interest bearing deposits and savings accounts.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.73% for 2008, 3.43% for 2007 and 3.51% for 2006. The increase in interest margin during 2008 was the result of greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates. The decrease in net interest margin during 2007 was attributable to a greater increase in borrowing and deposit rates compared to the increase in interest-earning asset rates.  This was primarily due to the inversion of the interest rate yield curve where rates on short-term financial instruments have increased faster than rates on longer-term instruments.

Net interest income increased from $30.8 million in 2006 to $31.5 million in 2007 and to $35.7 million in 2008.  This increase was the result of management’s business development efforts that led to increasing levels of average interest-earning assets of $877.1 million in 2006, to $919.7 million in 2007 and to $958.1 million in 2008. The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $15.3 million in 2008 compared to $14.7 million in 2007 and $13.4 million in 2006. The primary reasons for the increase of $.6 million or 4.1% during 2008 were increases in ATM and debit card transaction fees during 2008 compared to 2007, and approximately $291,000 in proceeds on life insurance the Company maintained on former executive and director, Daniel E. Marvin, Jr., who died in April of 2008. The primary reasons for the increase of $1.3 million or 9.6% during 2007 were increases in trust revenues, insurance commissions and ATM and debit card transaction fees during 2007 compared to 2006.

Non-interest expenses increased $1.4 million, to $31.5 million in 2008 compared to $30.1 million in 2007 and $28.4 million in 2006.  The primary factors in the increase during 2008 were additional salaries and benefits expense as a result of merit increases for continuing employees, increases in loan collection expenses and the write down of the DeLand property of $132,000 during the first quarter of 2008. The primary factor in the increase during 2007 was additional salaries and benefits expense as a result of merit increases for continuing employees, additional employees from the Mansfield acquisition for the full year of 2007 and increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2008 vs 2007	2007 vs 2006
Net interest income	$4,220	$ 658
Provision for loan losses	(2,697)	(102)
Other income, including securities transactions	603	1,281
Other expenses	(1,405)	(1,632)
Income taxes	(356)	(55)
Increase in net income	$ 365	$ 150

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $7.3 million at December 31, 2008 compared to $7.5 million at December 31, 2007 and $3.7 million at December 31, 2006.  The decline in 2008 occurred as a result of the bank taking possession of real estate collateral and moving the balances to other real estate owned offset by loans that became nonperforming during the year. Other real estate owned balances totaled $2.4 million at December 31, 2008 compared to $.5 million at December 31, 2007. The Company’s provision for loan losses was $3,559,000 for 2008 compared to $862,000 for 2007.  At December 31, 2008, the composition of the loan portfolio remained similar to 2007.  Loans secured by both commercial and residential real estate comprised 70% and 69% of the loan portfolio as of December 31, 2008 and 2007, respectively.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2008, 2007, and 2006 was 11.02%, 10.32%, and 10.10%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2008, 2007, and 2006 was 11.99%, 11.13%, and 10.91%, respectively. The increase in 2008 was primarily the result of an increase in retained earnings due to the Company’s increase in net income and changes in federal banking and thrift regulatory agencies rules that permit banking organizations to reduce the amount of goodwill that must be deducted from tier 1 capital by any associated deferred tax liability.  The increase in 2007 was primarily the result of an increase in retained earnings due to the Company’s increase in net income.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations. Additionally, on February 11, 2009, the Company raised $22,635,000 by selling its Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2008, 2007 and 2006 were $152.9 million, $152.7 million and $131.9 million, respectively.  See Note 12 – “Disclosure of Fair Values of Financial Instruments” and Note 18 – “Commitments and Contingent Liabilities” herein for further information.

Critical Accounting Policies and Use of Significant Estimates

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

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. We determine probable incurred losses inherent in our loan portfolio and establish an allowance for those losses by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, we use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents our best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. We evaluate our allowance for loan losses quarterly. If our underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

We estimate the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that our assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

Other Real Estate Owned. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Investment in Debt and Equity Securities. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred.

Deferred Income Tax Assets/Liabilities. Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of our taxable income, estimates of our future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience net operating losses for tax purposes in a future period, the realization of our deferred tax assets would be evaluated for a potential valuation reserve.

Additionally, the Company reviews its uncertain tax positions annually under FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on our balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2008 and 2007, as part of the goodwill impairment test and no impairment was deemed necessary.

As a result of our acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on our balance sheet in prior periods. Goodwill is evaluated for impairment annually, unless there are factors present that indicates a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. The Company’s valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

FASB Statement No. 157, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

➢	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.
➢
Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

➢	Level 3 — inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 12 – “Disclosures of Fair Values of Financial Instruments.”

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  On October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company opted into the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$ 26,697	$ 423	1.59%	$ 265	$ 13	5.02%	$ 628	$ 31	4.94%
Federal funds sold	19,266	336	1.75%	4,012	201	5.00%	5,517	276	5.00%
Investment securities
Taxable	151,752	7,725	5.09%	169,425	8,448	4.99%	161,351	7,490	4.64%
Tax-exempt (1)	20,312	834	4.11%	17,242	712	4.13%	17,900	771	4.31%
Loans (2) (3)	740,083	47,748	6.45%	728,790	50,557	6.94%	691,726	46,988	6.79%
Total earning assets	958,110	57,066	5.96%	919,734	59,931	6.52%	877,122	55,556	6.33%
Cash and due from banks	19,433			19,361			18,974
Premises and equipment	15,160			15,888			16,082
Other assets	36,433			36,365			32,263
Allowance for loan losses	(6,402)			(6,118)			(5,657)
Total assets	$1,022,734			$985,230			$938,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$288,057	3,635	1.26%	$271,117	6,459	2.38%	$246,035	5,319	2.16%
Savings deposits	74,236	680	0.92%	60,654	349	0.58%	62,279	323	0.52%
Time deposits	313,729	12,277	3.91%	325,397	14,783	4.54%	323,283	12,944	4.00%
Securities sold under
agreements to repurchase	61,108	872	1.43%	54,962	2,419	4.40%	55,389	2,411	4.35%
FHLB advances	41,370	1,991	4.81%	34,912	1,728	4.95%	34,063	1,562	4.59%
Federal funds purchased	-	-	-%	3,907	206	5.27%	3,432	159	4.63%
Subordinated debentures	20,620	1,396	6.77%	20,620	1,570	7.61%	17,367	1,315	7.57%
Other debt	15,113	493	3.26%	14,345	915	6.39%	10,611	679	6.40%
Total interest-bearing liabilities	814,233	21,344	2.62%	785,914	28,429	3.62%	752,459	24,712	3.28%

Demand deposits	119,764			114,393			105,747
Other liabilities	6,944			7,136			5,404
Stockholders’ equity	81,793			77,787			75,174
Total liabilities & equity	$1,022,734			$985,230			$938,784

Net interest income		$35,722			$31,502			$30,844

Net interest spread			3.34%			2.90%			3.05%

Impact of non-interest bearing funds			.39%			.53%			.46%

Net yield on interest-earning assets			3.73%			3.43%			3.51%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2008 Compared to 2007			2007 Compared to 2006
	Increase – (Decrease)			Increase – (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$410	$425	$(15)	$(18)	$(19)	$1
Federal funds sold	135	337	(202)	(75)	(75)	-
Investment securities:
Taxable	(723)	(890)	167	958	382	576
Tax-exempt (2)	122	126	(4)	(59)	(28)	(31)
Loans (3)	(2,809)	780	(3,589)	3,569	2,527	1,042
Total interest income	(2,865)	778	(3,643)	4,375	2,787	1,588

Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(2,824)	381	(3,205)	1,140	571	569
Savings deposits	331	92	239	26	(9)	35
Time deposits	(2,506)	(515)	(1,991)	1,839	85	1,754
Securities sold under
agreements to repurchase	(1,547)	244	(1,791)	8	(19)	27
FHLB advances	263	313	(50)	166	40	126
Federal funds purchased	(206)	(206)	-	47	12	35
Subordinated debentures	(174)	-	(174)	255	117	138
Other debt	(422)	48	(470)	236	110	126
Total interest expense	(7,085)	357	(7,442)	3,717	907	2,810
Net interest income	$4,220	$421	$3,799	$658	$1,880	$(1,222)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $4,220,000, or 13.4% in 2008, compared to an increase of $658,000, or 2.1% in 2007.  The increase in net interest income in 2008 was primarily due to a greater decline in rates on interest-bearing liabilities then the decline in rates on interest-bearing assets. The increase in net interest income in 2007 was primarily due to growth in interest-earning assets primarily composed of loan growth that was offset by an increase in the cost of interest-bearing liabilities.

In 2008, average earning assets increased by $38.4 million, or 4.2%, and average interest-bearing liabilities increased $28.3 million or 3.6% compared with 2007. In 2007, average earning assets increased by $42.6 million, or 4.9%, and average interest-bearing liabilities increased $33.5 million or 4.4% compared with 2006.   Changes in average balances are shown below:

➢
Average interest-bearing deposits held by the Company increased $26.4 million or 9962.3% in 2008 compared to 2007. In 2007, average interest-bearing deposits held by the Company decreased $.4 million or 57.8%.

➢	Average federal funds sold increased $15.3 million or 381.4% in 2008 compared to 2007. In 2007, average federal funds sold decreased $1.5 million or 27.3%.

➢	Average loans increased by $11.3 million or 1.6% in 2008 compared to 2007. In 2007, average loans increased by $37.1 million or 5.4% compared to 2006.

➢	Average securities decreased by $14.6 million or 7.8% in 2008 compared to 2007. In 2007, average securities increased by $7.4 million or 4.1% compared to 2006.

➢	Average deposits increased by $18.9 million or 2.9% in 2008 compared to 2007. In 2007, average deposits increased by $25.6 million or 4.1% compared to 2006.

➢
    Average securities sold under agreements to repurchase increased by $6.1 million or 11.1% in 2008 compared to 2007.  In 2007, average securities sold under agreements to repurchase decreased by $.4 million or .7% compared to 2006.

➢	Average borrowings and other debt increased by $3.3 million or 4.5% in 2008 compared to 2007. In 2007, average borrowings and other debt increased by $8.3 million or 12.7% compared to 2006.

➢	The federal funds rate decreased to a range of 0-.25% at December 31, 2008 from 4.25% at December 31, 2007. The federal funds rate was 5.25% at December 31, 2006.

➢	Net interest margin increased to 3.73% compared to 3.43% in 2007 and 3.51% in 2006. Asset yields decreased by 56 basis points in 2008, while interest-bearing liabilities decreased by 100 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2008, 2007 and 2006 were $430,000, $366,000 and $397,000, respectively. The net yield on interest-earning assets (TE) was 3.79% in 2008, 3.48% in 2007 and 3.56% in 2006.

Provision for Loan Losses

The provision for loan losses in 2008 was $3,559,000 compared to $862,000 in 2007 and $760,000 in 2006. Nonperforming loans decreased to $7,285,000 at December 31, 2008 from $7,481,000 at December 31, 2007 and compared to $3,668,000 at December 31, 2006.  A portion of the decline in 2008 occurred as a result of the bank taking possession of real estate collateral and moving the balances to other real estate owned. Net charge-offs were $2,090,000 during 2008, $620,000 during 2007, and $937,000 during 2006.  For information on loan loss experience and nonperforming loans, see “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2008	2007	2006	2008	2007
Trust	$2,666	$2,607	$2,489	$59	$118
Brokerage	574	528	533	46	(5)
Insurance commissions	1,978	1,950	1,689	28	261
Service charges	5,571	5,621	5,308	(50)	313
Securities gains	293	256	164	37	92
Mortgage banking	437	482	394	(45)	88
Other	3,745	3,217	2,803	528	414
Total other income	$15,264	$14,661	$13,380	$603	$1,281

Total non-interest income increased to $15,264,000 in 2008 compared to $14,661,000 in 2007 and $13,380,000 in 2006.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

➢
Trust revenues increased $59,000 or 2.3% to $2,666,000 in 2008 from $2,607,000 in 2007, compared to $2,489,000 in 2006. The increase from 2007 to 2008 in trust revenues was due to an increase in revenues from farm agency and employee benefits accounts. Trust assets were $413.8 million at December 31, 2008 compared to $453.9 million and $431.6 million at December 31, 2007 and 2006, respectively.

➢
Revenue from brokerage annuity sales increased $46,000 or 8.7% to $574,000 in 2008 from $528,000 in 2007, compared to $533,000 in 2006.  The increase from 2007 to 2008 was due to one-time fees received in connection with conversion to a new broker, Raymond James, and greater-than-expected commissions received from prior broker offset by a reduction in commissions received from the sale of annuities.

➢
Insurance commissions increased $28,000 or 1.4% to $1,978,000 in 2008 from $1,950,000 in 2007, compared to $1,689,000 in 2006.  The increase from 2007 to 2008 was due to an increase in commissions received on sales of business property and casualty insurance.

➢
Fees from service charges decreased $50,000 or .9% to $5,571,000 in 2008 from $5,621,000 in 2007, compared to $5,308,000 in 2006.  This decrease from 2007 to 2008 was primarily the result of a decrease in the number of overdrafts.

➢
Net securities gains in 2008 were $293,000 compared to net securities gains of $256,000 in 2007, and were $164,000 in 2006.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2008, 2007 and 2006.

➢
Mortgage banking income decreased $45,000 or 9.3% to $437,000 in 2008 from $482,000 in 2007, compared to $394,000 in 2006.  This decrease from 2007 to 2008 was due to a decrease in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances are as follows:

➢	$46 million (representing 381 loans) in 2008
➢	$48 million (representing 421 loans) in 2007
➢	$34 million (representing 322 loans) in 2006

➢
Other income increased $528,000 or 16.4% to $3,745,000 in 2008 from $3,217,000 in 2007, compared to $2,803,000 in 2006.  This increase from 2007 to 2008 was primarily due to approximately $291,000 in proceeds from a life insurance policy the Company maintained on former executive officer and director, Daniel E. Marvin, Jr., who died in April of 2008 and increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2008	2007	2006	2008	2007
Salaries and benefits	$16,876	$16,408	$15,418	$468	$990
Occupancy and equipment	4,959	4,831	4,797	128	34
Amortization of other intangibles	766	821	761	(55)	60
Other real estate owned, net	234	82	114	152	(32)
Stationery and supplies	557	547	583	10	(36)
Legal and professional fees	1,820	1,641	1,324	179	317
Marketing and promotion	847	911	945	(64)	(34)
Other	5,401	4,814	4,481	587	333
Total other expense	$31,460	$30,055	$28,423	$1,405	$1,632

Total non-interest expense increased to $31,460,000 in 2008 from $30,055,000 in 2007 and $28,423,000 in 2006.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

➢
Salaries and employee benefits, the largest component of other expense, increased $468,000 or 2.9% to $16,876,000 in 2008 from $16,408,000 in 2007, compared to $15,418,000 in 2006. The increase in 2008 was as primarily due to merit increases for continuing employees. The increase in 2007 and 2006 was as a result of the acquisition of Mansfield and merit increases for continuing employees. There were 343 full-time equivalent employees at December 31, 2008 compared to 346 at December 31, 2007 and 347 at December 31, 2006.

➢
Occupancy and equipment expense increased $128,000 or 2.6% to $4,959,000 in 2008 from $4,831,000 in 2007, compared to $4,797,000 in 2006. In 2008, this increase was primarily due to increases in computer software maintenance. In 2007, this increase was due to an increase in occupancy expenses for Mansfield.

➢	Amortization of other intangibles expense decreased $55,000 in 2008 due to complete amortization of one core deposit intangible in July 2007.

➢
Other operating expenses increased $587,000 or 12.2% to 5,401,000 in 2008 from $4,814,000 in 2007, compared to $4,481,000 in 2006. In 2008, this increase was due to the write down of property in DeLand, Illinois to its appraised value, expenses related to loan collections and increases in various expenses. The increase in 2007 resulted from an increase in various expenses including ATM and debit card expenses.

➢
On a net basis, all other categories of operating expenses increased $277,000 or 8.7% to $3,458,000 in 2008 from $3,181,000 in 2007, compared to $2,966,000 in 2006.  In 2008, the increase was primarily due to increases in losses on foreclosed real estate sales and marketing and promotion expenses. The increase in 2007 was primarily due to increases in legal and other professional expenses resulting from the new disclosure requirements for the proxy statement for the 2007 annual meeting of stockholders.

Income Taxes

Income tax expense amounted to $5,443,000 in 2008 compared to $5,087,000 in 2007 and $5,032,000 in 2006.  Effective tax rates were 34.1%, 33.4% and 33.5%, respectively, for 2008, 2007 and 2006.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2008	2007	2006	2005	2004
Real estate – mortgage	$520,587	$517,892	$510,735	$450,435	$427,154
Commercial & agricultural	167,735	172,294	161,085	150,598	137,733
Installment	48,578	52,875	47,017	34,385	30,587
Other	5,038	5,100	4,731	2,715	2,375
Total loans	$741,938	$748,161	$723,568	$638,133	$597,849

Loan balances decreased by $6.2 million or .8% from December 31, 2007 to December 31, 2008 primarily due to a decrease in commercial operating loan balances of $4.6 million and a decrease in installment loan balances of $4.3 million.  Prior to 2008, the Company had an increase in commercial real estate loans outstanding resulting from demand for credit for commercial real estate projects in central Illinois and business development efforts. Also, corporate borrowers have required additional capital for inventory and company expansion. The growth was primarily in the communities of Champaign, Decatur, Effingham, Highland, and Maryville.  Balances of loans sold into the secondary market were $46 million in 2008, compared to $48 million in 2007. The balance of real estate loans held for sale, included in the balances shown above, amounted to $537,000 and $1,974,000 as of December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had loan concentrations in agricultural industries of $120.4 million, or 16.2%, of outstanding loans and $114.2 million, or 15.3%, at December 31, 2007.  In addition, the Company had loan concentrations in the following industries as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Lessors of non-residential buildings	$68,987	9.30%	$68,322	9.13%
Lessors of residential buildings & dwellings	48,648	6.56%	49,517	6.62%
Hotels and motels	45,518	6.14%	30,841	4.12%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2008, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	Through	Over
	or less(2)	5 years	5 years	Total
Real estate – mortgage	$180,026	$302,318	$38,243	$520,587
Commercial & agricultural	119,866	44,927	2,942	167,735
Installment	22,294	26,278	6	48,578
Other	1,098	2,604	1,336	5,038
Total loans	$323,284	$376,127	$42,527	$741,938
(1) Based upon remaining maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2008, loans with maturities over one year consisted of $366 million in fixed rate loans and $52 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding rollovers and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “renegotiated loans”. Nonperforming other assets include repossessed assets including real estate and automobiles. The following table presents information concerning the aggregate amount of nonperforming loans and nonperforming other assets (in thousands):

	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$7,285	$7,460	$3,639	$3,458	$3,106
Renegotiated loans which are performing in accordance
with revised terms	-	21	29	-	-
Total nonperforming loans	7,285	7,481	3,668	3,458	3,106
Repossessed assets	2,388	524	1,396	420	913
Total nonperforming loans and nonperforming other assets	$9,673	$8,005	$5,064	$3,878	$4,019
Nonperforming loans to loans, before allowance for loan losses	.98%	1.00%	.51%	.54%	.52%
Nonperforming loans and nonperforming other assets to loans,
before allowance for loan losses	1.30%	1.07%	.70%	.61%	.67%

At December 31, 2008, $2.7 million of the nonperforming loans resulted from insufficient cash flow on commercial real estate loans to three borrowers and $1.4 million on agricultural real estate loans to one borrower. The $175,000 decrease in nonaccrual loans during the year resulted from the net of $5,440,000 of loans put on nonaccrual status, offset by $2,230,000 of loans transferred to other real estate owned, $1,296,000 of loans charged off and $2,089,000 of loans becoming current or paid-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $274,000, $426,000 and $123,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses.  Management considers collateral values and guarantees in the determination of such specific allocations.  Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates. Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one component in assessing the probability of inherent future losses. Given the decline in economic conditions over the past year, management has also increased its allocation to various loan categories for economic factors. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At December 31, 2008, the Company’s loan portfolio included $120.4 million of loans to borrowers whose businesses are directly related to agriculture.  The balance increased $6.2 million from $114.2 million at December 31, 2007.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $45.5 million of loans to motels, hotels and tourist courts.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in non-performing loans to this business segment and potentially in loan losses. The Company also has $69 million of loans to lessors of non-residential buildings and $48.6 million of loans to lessors of residential buildings and dwellings. A significant widespread decline in real estate values could result in an increase in non-performing loans to this segment and potentially in loan losses.

Loan loss experience for the past five years are summarized as follows (dollars in thousands):

	2008	2007	2006	2005	2004
Average loans outstanding, net of unearned income	$740,083	$728,790	$691,726	$610,781	$572,836
Allowance-beginning of year	$6,118	$5,876	$4,648	$4,621	$4,426
Balance added through acquisitions	-	-	1,405	-	-
Charge-offs:
Real estate-mortgage	1,640	368	231	122	23
Commercial, financial and agricultural	479	180	595	757	436
Installment	119	100	142	278	129
Other	184	215	188	130	-
Total charge-offs	2,422	863	1,156	1,287	588
Recoveries:
Real estate-mortgage	75	9	8	63	-
Commercial, financial and agricultural	98	48	30	75	146
Installment	38	33	49	42	49
Other	121	153	132	43	-
Total recoveries	332	243	219	223	195
Net charge-offs	2,090	620	937	1,064	393
Provision for loan losses	3,559	862	760	1,091	588
Allowance-end of year	$7,587	$6,118	$5,876	$4,648	$4,621
Ratio of net charge-offs to average loans	.28%	.09%	.14%	.17%	.07%
Ratio of allowance for loan losses to
loans outstanding (at end of year)	1.02%	.82%	.81%	.73%	.77%
Ratio of allowance for loan losses to nonperforming loans	104.1%	81.8%	160.2%	134.4%	148.8%

The ratio of the allowance for loan losses to non-performing loans is 104.1% as of December 31, 2008 compared to 81.8% as of December 31, 2007.  The increase in the balance of the allowance for loan losses and the decline in total non-performing loans led to the improvement of this ratio.  Given the current economic environment and probable losses in the loan portfolio, management increased the allowance balance. The decrease in non-performing loans is primarily due to the bank taking possession of real estate collateral and moving the balances to other real estate owned offset by loans that became nonperforming during the year.

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

During 2008, the Company had net charge-offs of $2,090,000 compared to $620,000 in 2007 and $937,000 in 2006. During 2008, the Company’s significant charge-offs included $204,000 on commercial loans of one borrower, $200,000 of real estate mortgage loans of one borrower and $1,181,000 of commercial real estate mortgage loans of three borrowers. During 2007, the Company’s significant charge-offs included $165,000 on commercial loans of three borrowers, $66,000 of real estate mortgage loans of one borrower and $250,000 of commercial real estate mortgage loans of two borrowers. During 2006, the Company’s significant charge-offs included $565,000 on commercial loans of five borrowers and $168,000 of commercial and real estate mortgage loans of one borrower.

At December 31, 2008, the allowance for loan losses amounted to $7,587,000, or 1.02% of total loans, and 104.1% of nonperforming loans.  At December 31, 2007, the allowance for loan losses amounted to $6,118,000, or .82% of total loans, and 81.8% of nonperforming loans. The ratio of the allowance for loan losses to total loans has increased to reflect management’s estimate of probably losses in the loan portfolio.

The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	loans	losses	loans	losses	loans
Real estate-mortgage	$510	70.2%	$214	69.2%	$215	70.6%
Commercial, financial
and agricultural	5,607	22.6%	4,359	23.0%	4,002	22.3%
Installment	319	6.5%	404	7.1%	382	6.5%
Other	78	.7%	22	.7%	26	.6%
Total allocated	6,514		4,999		4,625
Unallocated	1,073	N/A	1,119	N/A	1,251	N/A
Allowance at end of year	$7,587	100.0%	$6,118	100.0%	$5,876	100.0%

	December 31, 2005		December 31, 2004
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Real estate-mortgage	$134	70.6%	$240	71.4%
Commercial, financial
and agricultural	3,249	23.6%	3,124	23.1%
Installment	319	5.4%	150	5.1%
Other	18	.4%	-	.4%
Total allocated	3,720		3,514
Unallocated	928	N/A	1,107	N/A
Allowance at end of year	$4,648	100.0%	$4,621	100.0%

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

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities
and obligations of U.S. government
corporations and agencies	$72,074	4.72%	$106,175	4.82%	$140,924	4.81%
Obligations of states and
political subdivisions	22,042	4.10%	17,820	4.15%	16,637	4.17%
Mortgage-backed securities	61,102	5.66%	49,798	5.33%	15,491	4.50%
Trust preferred securities	9,328	6.23%	9,587	6.30%	6,815	8.76%
Other securities	6,210	4.56%	35	-%	532	4.94%
Total securities	$170,756	5.05%	$183,415	4.96%	$180,399	4.85%

At December 31, 2008, the Company’s investment portfolio reflected an increase in mortgage–backed securities and obligations of states and political subdivisions securities and a decrease in U.S. Treasury securities and obligations of U.S. government corporations and agencies.  There was also an increase in other securities which are corporate debt securities of financial institutions. This change in the portfolio mix improved the characteristics of the portfolio relating to interest rate risk exposure and portfolio yield. The increase in mortgage-backed securities consisted of collateralized mortgage obligations and mortgage-backed securities issued by FNMA and FHLMC.  No investments were made in securities backed by collateralized debt obligations, which is a type of security that has resulted in losses for some banks.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2008 (dollars in thousands) and the weighted average yield for each range of maturities.  Mortgage-backed securities are aged according to their weighted average life.  All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$26,026	$34,000	$12,048	$-	$72,074
Obligations of state and political subdivisions	2,667	2,949	15,011	816	21,443
Mortgage-backed securities	14,765	46,337	-	-	61,102
Trust preferred securities	323	9,005			9,328
Other securities	-	6,175	-	35	6,210
Total investments	$43,781	$98,466	$27,059	$851	$170,157
Weighted average yield	4.99%	5.16%	4.78%	4.32%	5.05%
Full tax-equivalent yield	5.11%	5.21%	5.80%	6.30%	5.17%

Held-to-maturity:
Obligations of state and political subdivisions	$403	$196	$-	$-	$599
Weighted average yield	5.17%	5.38%	-%	-%	5.24%
Full tax-equivalent yield	7.58%	7.65%	-%	-%	7.61%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2008.

Declines in the fair value of available for sale investment securities are recorded as either temporary impairment or other-than-temporary impairment (OTTI). Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income, and impact our equity position. Temporary adjustments do not impact net income. A recovery of available for sale security prices also is recorded as an adjustment to other comprehensive income for securities that are temporarily impaired, and results in a positive impact to the Company’s equity position. OTTI is recorded when the fair value of an available for sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. OTTI is recorded to noninterest income, and therefore, results in a negative impact to net income. Because the available for sale securities portfolio is recorded at fair value, the conclusion as to whether an investment decline is other-than-temporarily impaired, does not significantly impact the Company’s equity position, as the amount of the temporary adjustment has already been reflected in accumulated other comprehensive income/loss. A recovery in the value of an other-than-temporarily impaired security is recorded as additional interest income over the remaining life of the security.

The table below presents the credit ratings as of December 31, 2008, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at December 31, 2008 (1)
	Cost	Fair Value	AAA	AA +/-	A+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$72,074	$74,632	$74,632	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	22,042	21,532	753	11,248	2,043	3,231	-	4,257
Mortgage-backed securities (2)	61,102	62,802	-	-	-	-	-	62,802
Trust preferred securities	9,328	5,378	-	-	1,641	-	3,737	-
Other securities	6,210	5,742	-	3,026	2,709	-	-	7
Total investments	$170,756	$170,086	$75,385	$14,274	$6,393	$3,231	$3,737	$67,066

(1) Credit ratings reflect the lowest current rating assigned by a nationally recognized credit rating agency.

(2) Mortgage-backed securities include mortgage-backed securities (MBS) and collateralized mortgage obligation (CMO) issues from the following government sponsored enterprises: FHLMC, FNMA, GNMA and FHLB. While MBS and CMOs are no longer explicitly rated by credit rating agencies, the industry recognizes that they are backed by agencies which have an implied government guarantee.

At December 31, 2008, there was one obligation a of U.S. government agency with a fair value of $5,707,000 and unrealized loss of $9,300 in a continuous unrealized loss position for twelve months or more.  This position was due to short-term and intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. There were also two trust preferred securities with a fair value of $1,930,000 and unrealized losses of $3,108,000 in a continuous unrealized loss position for twelve months or more.  In addition there was one trust preferred security with a fair value of $1,807,000 in a continuous loss position of less than twelve months but rated below BBB. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analyses show it is probable the Company will receive all contractual principal and interest with no deferral of interest payments projected.

The Company does not believe any individual unrealized loss as of December 31, 2008 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. The Company has the intent and ability to hold these securities until recovery in value or maturity. See Note 4 – “Investment Securities” herein for a more detailed description of these securities.

Investment securities carried at approximately $152,598,000 and $163,872,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for 2008, 2007 and 2006 (dollars in thousands):

	2008		2007		2006
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$119,764	-	$114,393	-	$105,744	-
Interest bearing	288,057	1.26%	271,117	1.98%	246,035	2.16%
Savings	74,236	.92%	60,654	.58%	62,279	.52%
Time deposits	313,729	3.91%	325,397	4.54%	323,283	4.00%
Total average deposits	$795,786	2.08%	$771,561	2.66%	$737,341	2.52%

	December 31,
(dollars in thousands)	2008	2007	2006
High month-end balances of total deposits	$810,756	$784,597	$799,002
Low month-end balances of total deposits	777,337	756,222	651,392

In 2008, the average balance of deposits increased by $24.2 million from 2007. The increase was primarily attributable to increases in savings account balances. Average non-interest bearing deposits increased by $5.4 million, average money market account balances increased by $4.7 million, and NOW account balances increased by $12.2 million offset by a decline in consumer CD balances. In 2007, the average balance of deposits increased by $34.2 million from 2006. The increase was primarily attributable to money market account balances. Average non-interest bearing deposits increased by $8.6 million, average money market account balances increased by $20.8 million, and consumer CD balances increased by $38.1 million offset by a decline in brokered CD balances.

In 2008, the Company’s significant deposits included brokered CDs, time deposits with the State of Illinois and deposit relationships with various public entities. As of December 31, 2008, the Company had three brokered CDs which totaled $15 million.  State of Illinois time deposits maintained with the Company totaled $4.4 million as of December 31, 2008. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Five public entities had total balances of $21.9 million in various checking accounts and time deposits as of December 31, 2008. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2008	2007	2006
3 months or less	$31,748	$17,883	$38,468
Over 3 through 6 months	18,189	25,339	20,004
Over 6 through 12 months	61,421	47,160	45,532
Over 12 months	24,865	7,670	11,896
Total	$136,223	$98,052	$115,900

The balance of time deposits of $100,000 or more increased by $38.2 million from December 31, 2007 to December 31, 2008. The increase in balances was primarily attributable to an increase in brokered CD balances. The balance of time deposits of $100,000 or more decreased by $17.8 million from December 31, 2006 to December 31, 2007. The decrease in balances was primarily attributable to brokered CD balances that matured and were not immediately replaced.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $15 million as of December 31, 2008. The Company had no brokered CDs at December 31, 2007. The Company also maintains time deposits for the State of Illinois with balances of $4.4 million, $3 million and $3.1 million as of December 31, 2008, 2007 and 2006, respectively.  The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2008	2007	2006
At December 31:
Federal funds purchased	$-	$-	$6,800
Securities sold under agreements to repurchase	80,708	68,300	66,693
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,000	15,000	7,000
Fixed term – due after one year	32,750	37,750	13,000
Junior subordinated debentures	20,620	20,620	20,620
Debt:
Loans due after one year	13,000	14,500	11,000
Total	$152,078	$156,170	$125,113
Average interest rate at year end	3.16%	3.96%	5.28%
Maximum Outstanding at Any Month-end
Federal funds purchased	$-	$14,100	$6,800
Securities sold under agreements to repurchase	80,708	68,300	71,516
Federal Home Loan Bank advances:
Overnight	-	7,000	19,500
Fixed term – due in one year or less	5,000	20,000	7,000
Fixed term – due after one year	37,750	37,750	30,000
Junior subordinated debentures	20,620	20,620	20,620
Debt:
Loans due in one year or less	-	-	4,500
Loans due after one year	16,500	16,500	15,000
Averages for the Year
Federal funds purchased	$-	$3,907	$3,432
Securities sold under agreements to repurchase	61,108	54,962	55,389
Federal Home Loan Bank advances:
Overnight	-	58	6,622
Fixed term – due in one year or less	5,098	8,905	6,000
Fixed term – due after one year	36,275	25,950	21,441
Junior subordinated debentures	20,620	20,620	17,367
Debt:
Loans due in one year or less	-	-	995
Loans due after one year	15,111	14,345	9,616
Total	$138,212	$128,747	$120,862
Average interest rate during the year	3.64%	5.31%	5.07%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $37.75 million as follows:

➢	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
➢	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
➢	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly
➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
➢	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
➢	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly beginning February, 2009
➢	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

At December 31, 2008 and 2007, outstanding loan balances included $13 million and $14.5 million, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (1.34% and 5.4% as of December 31, 2008 and 2007, respectively) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2008 and 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2008 and 2007 the rate was 6.56% and 8.24%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2008 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$68,887	$-	$-	$-	$-	$-	$68,887	$68,887
Taxable investment securities	6,065	-	-	5,735	16,971	119,783	148,554	148,554
Nontaxable investment securities	949	1,454	824	475	852	16,967	21,521	21,531
Loans	359,673	112,107	109,473	59,567	76,773	24,345	741,938	760,859
Total	$435,574	$113,561	$110,297	$65,777	$94,596	$161,095	$980,900	$999,832
Interest-bearing liabilities:
Savings and N.O.W. accounts	$62,850	$12,510	$13,021	$18,638	$19,230	$114,593	$240,842	$240,842
Money market accounts	110,831	921	947	1,228	1,254	6,628	121,809	121,809
Other time deposits	267,854	27,969	11,456	8,467	7,783	188	323,717	328,647
Short-term borrowings/debt	80,708	-	-	-	-	-	80,708	80,720
Long-term borrowings/debt	28,310	10,000	13,310	14,750	-	5,000	71,370	74,383
Total	$550,553	$51,400	$38,734	$43,083	$28,267	$126,409	$838,446	$846,401
Rate sensitive assets – rate sensitive liabilities	$(114,979)	$62,161	$71,563	$22,694	$66,329	$34,686	$142,454
Cumulative GAP	$(114,979)	$(52,818)	$18,745	$41,439	$107,768	$142,454

Cumulative amounts as % of total rate sensitive assets	-11.7%	6.3%	7.3%	2.3%	6.8%	3.5%
Cumulative Ratio	-11.7%	-5.4%	1.9%	4.2%	11.0%	14.5%

The static GAP analysis shows that at December 31, 2008, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.    There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company’s net interest income.

Capital Resources

At December 31, 2008, stockholders’ equity increased $2,326,000 or 2.9% to $82,778,000 from $80,452,000 as of December 31, 2007.  During 2008, net income contributed $10,524,000 to equity before the payment of dividends to common stockholders of $2,360,000.  The change in the market value of available-for-sale investment securities decreased stockholders’ equity by $1,512,000, net of tax.  Additional purchases of treasury stock (262,877 shares at an average cost of $25.81 per share) decreased stockholders’ equity by $6,784,000.

Additionally, on February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of its preferred stock  designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock.  On February 11, 2009, $22,635,000 of the Series B Preferred Stock was issued and sold by the Company to certain investors.  The balance of the Series B Preferred Stock will be issued to the remaining investors upon the completion of the bank regulatory process applicable to their purchases.  See “Preferred Stock” in the notes to consolidated financial statements for more detailed information.

Stock Plans

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2008, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,787,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,787,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

➢	7,600 common shares during 2008
➢	10,651 common shares during 2007
➢	5,402 common shares during 2006.

First Retirement and Savings Plan

The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

➢	7,161 common shares during 2008
➢	3,087 common shares during 2007
➢	4,086 common shares during 2006.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,377,000 in common stock dividends paid during 2008, $824,000 or 34.7% was reinvested into shares of common stock of the Company through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

➢ During 2008, 31,684 common shares were issued from common stock dividends
➢ During 2007, 28,788 common shares were issued from common stock dividends
➢ During 2006, 27,996 common shares were issued from common stock dividends.

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

A maximum of 300,000 shares are authorized under the SI Plan.  Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.  The Company has awarded the following stock options:

➢ In December 2008, the Company awarded 27,500 options at an option price of $23.00
➢ In December 2007, the Company awarded 32,000 options at an option price of $26.10
➢ The Company awarded no options during the year ended December 31, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that are outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2008 includes stock option compensation cost of $58,000 and $57,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2007 includes stock option compensation cost of $61,000 and $58,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $54.2 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.
•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.
•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.
•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.
•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.
•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On December 16, 2008, repurchases of $5 million of additional shares of the Company’s common stock.

During 2008, the Company repurchased 262,877 shares (4.3% of common shares) at a total price of $6,784,000. During 2007, the Company repurchased 237,128 shares (3.8% of common shares) at a total price of $6,481,000. As of December 31, 2008, approximately $4,039,000 remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2008, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2008 follows:

	Total Capital	Tier One Capital	Tier One Capital
	to Risk-Weighted	to Risk-Weighted	to Average
	Assets	Assets	Assets
First Mid-Illinois Bancshares, Inc. (Consolidated)	11.99%	11.02%	8.41%
First Mid-Illinois Bank & Trust, N.A.	13.00%	12.02%	9.16%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

➢
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2008, the First Mid Bank’s ratios of total capital to risk-weighted assets of 13.00% and Tier 1 capital to total average assets of 9.16% met regulatory requirements.

➢
In addition, the Company has a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company. The Company has an outstanding balance of $13 million as of December 31, 2008 and $9.5 million in available funds. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a term of three years from the date of closing. The interest rate (1.3% as of December 31, 2008) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock.

➢
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2008, the excess collateral at the FHLB could support approximately $66.5 million of additional advances.

➢
The FDIC implemented a Transaction Account Guarantee Program, which provides for full FDIC coverage for transaction accounts, regardless of dollar amounts. First Mid Bank elected to opt-in to this program, thus, the Company’s customers will receive full coverage for transaction accounts under the program.

➢
The FDIC also implemented a Debt Guarantee Program where it guarantees all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009. First Mid Bank elected to opt-in to this program, which would provide up to $18.3 million of additional unsecured senior debt to First Mid Bank in the form of greater than 30 day term notes. As of December 31, 2008, no guaranteed senior unsecured debt had been issued by First Mid Bank.

➢
Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009.

➢	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

➢	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

➢	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

➢	deposit activities, including seasonal demand of private and public funds;

➢	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and

➢	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2008 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$323,717	$267,139	$39,691	$16,699	$188
Debt	33,620	13,000	-	-	20,620
Other borrowings	118,458	103,208	10,500	4,750	-
Operating leases	3,101	494	774	629	1,204
Supplemental retirement liability	872	59	100	200	513
	$479,768	$383,900	$51,065	$22,278	$22,525

For the year ended December 31, 2008, net cash was provided from operating activities, investing activities and financing activities ($15.2 million, $15.8 million and $24.5 million, respectively). Thus, cash and cash equivalents increased by $55.5 million since year-end 2007. Generally, during 2008, the increase in cash balances was due to an increase in interest-bearing deposits held by the Company and federal funds sold.

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

For the years ended December 31, 2008 and 2007, the Company also had issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II.  See heading “Repurchase Agreements and Other Borrowings” for a more detailed description.

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

Accounting Pronouncements

Statement of Financial Accounting No. 157 (FAS 157), “Fair Value Measurements.” This Statement establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted FAS 157 effective January 1, 2008. The application of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued two Staff Positions (FSPs) on Statement No. 157: FSP 157-1, “Application of FASB Statement  No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP 157-2, “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS 157. FSP 157-2 delays the effective date of FAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is applying the deferral guidance in FSP 157-2, and accordingly, has not applied the non-recurring disclosure to non-financial assets or non-financial liabilities valued at fair value on a non-recurring basis.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That
Asset Is Not Active.” This FSP addresses application issues related to FAS 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active. The fair value of these securities has been calculated using a discounted cash flow model and market liquidity premiums as permitted by the FSP.

Statement of Financial Accounting No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.”  FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities at December 31, 2008.

Statement of Financial Accounting No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The FASB issued FAS 161 in March 2008. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The application of FAS 161 did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting No. 162 (FAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” The FASB issued FAS 162 in May 2008.  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement became effective on November 15, 2008. The application of FAS 162 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 140-4 AND FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and
Interests in Variable Interest Entities” In December 2008, the FASB issued this FSP to amend the disclosure guidance in FAS. 140 and FIN 46 (revised December 2003). The FSP requires public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The FSP was effective December 31, 2008. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.

– FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue
No. 99-20” In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue
No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities”. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

Statement of Financial Accounting No. 141 (REVISED 2007) (FAS 141R), “Business Combinations.” 1 The FASB issued FAS 41R in December 2007. The revised statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Statement No. 141R requires prospective application for business combinations consummated in fiscal years beginning on or after December 15, 2008. The Company does not expect the application of FAS 141 to have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The FASB issued FAS 160 in December 2007. The Statement requires that noncontrolling interests in subsidiaries be initially measured at fair value and classified as a separate component of equity. The Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the application of FAS 160 to have a material impact on the Company’s consolidated financial statements.

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

Based on the financial analysis performed as of December 31, 2008, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2008	Income	Income		Average Equity
Prime rate is 3.25%	($000)	(%)		2008=10.97%
Prime rate increase of:
200 basis points to 5.25%	$(446)	(1.8	) %	(.37)%
100 basis points to 4.25%	(492)	(2.0	) %	(.41)%
Prime rate decrease of:
200 basis points to 2.25%	872	3.6%		.71%
100 basis points to 1.25%	446	1.8%		.36%

The following table shows the same analysis performed as of December 31, 2007:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2007	Income	Income		Average Equity
Prime rate is 7.25%	($000)	(%)		2007=11.42%
Prime rate increase of:
200 basis points to 9.25%	$(1,188)	(5.1	) %	(1.02)%
100 basis points to 8.25%	(542)	(2.3	) %	(.46)%
Prime rate decrease of:
200 basis points to 5.25%	(122)	(0.5)%		(.10)%
100 basis points to 6.25%	259	1.1%		.22%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2008 and 2007 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

			Change in
	Changes In		Economic Value of Equity
	Interest Rates		Amount of	Percent
	(basis points)		Change ($000)	of Change
December 31, 2008	+200	bp	$10,065	6.5%
	+100	bp	9,835	6.4%
	-200	bp	(15,396)	(10.0)%
	-100	bp	(3,121)	(2.0)%
December 31, 2007	+200	bp	$(3,828)	(2.5)%
	+100	bp	(1,269)	(0.8)%
	-200	bp	(15,363)	(9.9)%
	-100	bp	(5,112)	(3.3)%

As indicated above, at December 31, 2008, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2008, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All share and per share data have been restated to reflect 3-for-2 stock split effective June 29, 2007.

Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share data)	2008	2007
Assets
Cash and due from banks
Non-interest bearing	$17,756	$28,737
Interest bearing	30,587	136
Federal funds sold	38,300	2,250
Cash and cash equivalents	86,643	31,123
Investment securities:
Available-for-sale, at fair value	169,476	184,033
Held-to-maturity, at amortized cost (estimated fair value of
$610 and $1,194 at December 31, 2008 and 2007, respectively)	599	1,178
Loans held for sale	537	1,974
Loans	741,401	746,187
Less allowance for loan losses	(7,587)	(6,118)
Net loans	733,814	740,069
Interest receivable	7,161	8,309
Other real estate owned	2,388	524
Premises and equipment, net	14,985	15,520
Goodwill, net	17,363	17,363
Intangible assets, net	3,562	4,327
Other assets	13,172	11,918
Total assets	$1,049,700	$1,016,338
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$119,986	$124,486
Interest bearing	686,368	646,097
Total deposits	806,354	770,583
Securities sold under agreements to repurchase	80,708	68,300
Interest payable	1,616	2,264
FHLB borrowings	37,750	52,750
Other borrowings	13,000	14,500
Junior subordinated debentures	20,620	20,620
Other liabilities	6,874	6,869
Total liabilities	966,922	935,886
Stockholders’ Equity
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,254,117 shares in 2008 and 7,135,113 shares in 2007	29,017	28,540
Additional paid-in capital	25,289	23,308
Retained earnings	58,059	49,895
Deferred compensation	2,787	2,568
Accumulated other comprehensive income (loss)	(416)	1,096
Less treasury stock at cost, 1,121,273 shares in 2008 and 858,396 shares in 2007	(31,958)	(24,955)
Total stockholders’ equity	82,778	80,452
Total liabilities and stockholders’ equity	$1,049,700	$1,016,338

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)	2008	2007	2006
Interest income:
Interest and fees on loans	$47,748	$50,557	$46,988
Interest on investment securities:
Taxable	7,725	8,448	7,490
Exempt from federal income tax	834	712	771
Interest on federal funds sold	336	201	276
Interest on deposits with other financial institutions	423	13	31
Total interest income	57,066	59,931	55,556
Interest expense:
Interest on deposits	16,592	21,591	18,586
Interest on securities sold under agreements to repurchase	872	2,419	2,411
Interest on FHLB advances	1,991	1,729	1,562
Interest on federal funds purchased	-	206	159
Interest on other borrowings	493	914	679
Interest on subordinated debt	1,396	1,570	1,315
Total interest expense	21,344	28,429	24,712
Net interest income	35,722	31,502	30,844
Provision for loan losses	3,559	862	760
Net interest income after provision for loan losses	32,163	30,640	30,084
Other income:
Trust revenues	2,666	2,607	2,489
Brokerage commissions	574	528	533
Insurance commissions	1,978	1,950	1,689
Service charges	5,571	5,621	5,308
Gains on sales of securities, net	293	256	164
Mortgage banking revenue, net	437	482	394
Other	3,745	3,217	2,803
Total other income	15,264	14,661	13,380
Other expense:
Salaries and employee benefits	16,876	16,408	15,418
Net occupancy and equipment expense	4,959	4,831	4,797
Amortization of other intangible assets	766	821	761
Stationery and supplies	557	547	583
Legal and professional	1,820	1,641	1,324
Marketing and promotion	847	911	945
Other real estate owned losses, net	234	82	114
Other	5,401	4,814	4,481
Total other expense	31,460	30,055	28,423
Income before income taxes	15,967	15,246	15,041
Income taxes	5,443	5,087	5,032
Net income	$10,524	$10,159	$10,009
Per common share data:
Basic earnings per share	$1.69	$1.60	$1.54
Diluted earnings per share	1.67	1.57	1.51
Cash dividends per share	.38	.38	.35

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share data)					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2005	$22,534	$19,439	$60,867	$2,440	$(739)	$(32,215)	$72,326
Comprehensive income:
Net income	-	-	10,009	-	-	-	10,009
Net unrealized change in available-for-sale investment securities	-	-	-	-	758	-	758
Total Comprehensive Income							10,767
Cash dividends on common stock ($.35 per share)	-	-	(2,251)	-	-	-	(2,251)
Issuance of 27,996 common shares pursuant to the Dividend Reinvestment Plan	75	682	-	-	-	-	757
Issuance of 5,402 common shares pursuant to the Deferred Compensation Plan	15	132	-	-	-	-	147
Issuance of 4,086 common shares pursuant to the First Retirement & Savings Plan	11	102	-	-	-	-	113
Purchase of 259,230 treasury shares	-	-	-	-	-	(7,152)	(7,152)
Deferred compensation	-	-	-	189	-	(189)	-
Tax benefit related to deferred compensation distributions	-	7	-	-	-	-	7
Issuance of 64,968 common shares pursuant to the exercise of stock options	173	571	-	-	-	-	744
Tax benefit related to exercise of incentive stock options	-	52	-	-	-	-	52
Tax benefit related to exercise of non-qualified stock options	-	98	-	-	-	-	98
Vested stock options compensation expense	-	178	-	-	-	-	178
December 31, 2006	$22,808	$21,261	$68,625	$2,629	$19	$(39,556)	$75,786
Comprehensive income:
Net income	-	-	10,159	-	-	-	10,159
Net unrealized change in available-for-sale investment securities	-	-	-	-	1,077	-	1,077
Total Comprehensive Income							11,236
Cash dividends on common stock ($.38 per share)	-	-	(2,375)	-	-	-	(2,375)
Issuance of 28,778 common shares pursuant to the Dividend Reinvestment Plan	77	713	-	-	-	-	790
Issuance of 10,651 common shares pursuant to the Deferred Compensation Plan	32	254	-	-	-	-	286
Issuance of 3,087 common shares pursuant to the First Retirement & Savings Plan	11	71	-	-	-	-	82
Purchase of 237,128 treasury shares	-	-	-	-	-	(6,481)	(6,481)
Deferred compensation	-	-	-	(61)	-	61	-
Tax benefit related to deferred compensation distributions	-	409	-	-	-	-	409
Issuance of 39,801 common shares pursuant to the exercise of stock options	119	322	-	-	-	-	441
Tax benefit related to exercise of incentive stock options	-	153	-	-	-	-	153
Tax benefit related to exercise of non-qualified stock options	-	64	-	-	-	-	64
Vested stock options compensation expense	-	61	-	-	-	-	61
Retirement of 1,500,000 treasury shares	(4,000)	-	(17,021)			21,021	-
3-for-2 stock split in the form of 50% stock dividend	9,493	-	(9,493)				-
December 31, 2007	$28,540	$23,308	$49,895	$2,568	$1,096	$(24,955)	$80,452

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share data)					Accumulated
		Additional			Other
	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2007	$28,540	$23,308	$49,895	$2,568	$1,096	$(24,955)	$80,452
Comprehensive income:
Net income			10,524				10,524
Net unrealized change in available-for-sale investment securities	-	-	-	-	(1,512)	-	(1,512)
Total Comprehensive Income							9,012
Cash dividends on common stock ($.38 per share)	-	-	(2,360)	-	-	-	(2360)
Issuance of 31,684 common shares pursuant to the Dividend Reinvestment Plan	127	697	-	-	-	-	824
Issuance of 7,600 common shares pursuant to the Deferred Compensation Plan	31	158	-	-	-	-	189
Issuance of 7,161 common shares pursuant to the First Retirement & Savings Plan	29	145	-	-	-	-	174
Purchase of 262,877 treasury shares	-	-	-	-	-	(6,784)	(6,784)
Deferred compensation	-	-	-	219	-	(219)	-
Tax benefit related to deferred compensation distributions	-	34	-	-	-	-	34
Issuance of 72,559 common shares pursuant to the exercise of stock options	290	483	-	-	-	-	773
Tax benefit related to exercise of incentive stock options	-	263	-	-	-	-	263
Tax benefit related to exercise of non-qualified stock options	-	143	-	-	-	-	143
Vested stock options compensation expense	-	58	-	-	-	-	58
December 31, 2008	$29,017	$25,289	$58,059	$2,787	$(416)	$(31,958)	$82,778

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$10,524	$10,159	$10,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,559	862	760
Depreciation, amortization and accretion, net	2,234	1,845	1,670
Compensation expense for vested stock options	58	61	178
Gain on sales of securities, net	(293)	(256)	(164)
Loss on sales of other real property owned, net	153	7	32
Loss on write own of fixed assets	132	-	-
Gain on sales of loans held for sale, net	(520)	(560)	(452)
Deferred income taxes	(631)	(218)	340
(Increase) decrease in accrued interest receivable	1,148	108	(888)
Increase (decrease) in accrued interest payable	(648)	(181)	479
Origination of loans held for sale	(44,103)	(47,714)	(34,519)
Proceeds from sales of loans held for sale	46,060	48,534	34,515
Increase in other assets	(2,467)	(188)	(2,698)
Increase in other liabilities	24	176	989
Net cash provided by operating activities	15,230	12,635	10,251
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	2,322	14,007	21,927
Proceeds from maturities of securities available-for-sale	90,439	64,172	63,875
Proceeds from maturities of securities held-to-maturity	580	145	176
Purchases of securities available-for-sale	(80,243)	(80,478)	(59,481)
Net (decrease) increase in loans	2,696	(25,473)	(30,146)
Purchases of premises and equipment	(1,082)	(856)	(1,272)
Proceeds from sales of other real property owned	1,100	1,274	338
Payment related to acquisition, net of cash and cash equivalents acquired	-	-	(12,062)
Net cash provided by (used in) investing activities	15,812	(27,209)	(16,645)
Cash flows from financing activities:
Net increase (decrease) in deposits	35,771	(12)	13,412
Increase (decrease) in federal funds purchased	-	(6,800)	2,800
Increase (decrease)in repurchase agreements	12,408	1,607	(687)
Proceeds from short-term FHLB advances	-	69,000	75,600
Repayment of short-term FHLB advances	(10,000)	(61,000)	(100,600)
Proceeds from long-term FHLB advances	-	24,750	15,000
Repayment of long-term FHLB advances	(5,000)	-	(5,000)
Repayment of short-term debt	-	-	(5,500)
Proceeds from long-term debt	5,000	9,000	15,500
Repayment of long-term debt	(6,500)	(5,500)	(4,500)
Issuance of junior subordinated debentures	-	-	10,310
Proceeds from issuance of common stock	1,136	809	1,004
Purchase of treasury stock	(6,784)	(6,481)	(7,152)
Dividends paid on common stock	(1,553)	(1,512)	(1,514)
Net cash provided by financing activities	24,478	23,861	8,673
Increase in cash and cash equivalents	55,520	9,287	2,279
Cash and cash equivalents at beginning of year	31,123	21,836	19,557
Cash and cash equivalents at end of year	$86,643	$31,123	$21,836

	2008	2007	2006
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$21,992	$28,610	$23,984
Income taxes	6,086	4,306	4,851
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$2,900	$625	$1,342
Dividends reinvested in common shares	824	790	757
Net tax benefit related to option and deferred compensation plans	440	626	157

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(Table dollar amounts in thousands, except share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. (“Checkley”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2008 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  Following is a description of the more significant of these policies.

Current Economic Conditions

The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company]’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  The Company uses estimates and employs the judgments of management in determining the amount of its allowance for loan losses and income tax accruals and deferrals, in its fair value measurements of investment securities, and in the evaluation of impairment of loans, goodwill, investment securities, and fixed assets. As with any estimate, actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses.  In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Fair Value Measurements

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. The Company’s valuation methods consider factors such as liquidity and concentration concerns. Other factors such as model assumptions, market dislocations, and unexpected correlations can affect estimates of fair value. Imprecision in estimating these factors can impact the amount of revenue or loss recorded.

FASB Statement No. 157, Fair Value Measurements, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

➢	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.
➢
Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

➢	Level 3 — inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity.  Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company’s overall asset and liability strategy.  Trading securities are those securities bought and held principally for the purpose of selling them in the near term.  The Company had no securities designated as trading during 2008, 2007 or 2006.

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owns approximately $3.7 million of Federal Home Loan Bank stock included in other assets as of December 31, 2008 and 2007.  During the third quarter of 2007, the Federal Home Loan Bank of Chicago (FHLB) received a Cease and Desist Order from its regulator, the Federal Housing Finance Board.  The order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board.  The FHLB will continue to provide liquidity and funding through advances.  With regard to dividends, the FHLB will continue to assess its dividend capacity each quarter and make appropriate requests for approval.  The FHLB did not pay any dividends during 2008.  Management performed an analysis and deemed the investment in FHLB stock was not impaired.

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  The FDIC recently made two changes to the rules that broadened the FDIC insurance.  On October 3, 2008, the FDIC temporarily increased basic FDIC insurance coverage from $100,000 to $250,000 per depositor until December 31, 2009. In addition, on October 14, 2008 the FDIC instituted a Temporary Liquidity Guaranty Program (“TLGP”) which provides full deposit coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount. The FDIC defines a “non-interest bearing transaction account” as a transaction account on which the insured depository institution pays no interest and does not reserve the right to require advance notice of intended withdrawals. This coverage is over and above the $250,000 in coverage otherwise provided to a customer.

The Company opted into the TLGP. The additional cost of this program, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transactions accounts that exceed $250,000. The Company does not believe this amount will have a material effect on its consolidated financial statements.

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

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries.  Fees from trust activities are recorded on an cash basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust & Wealth Management Division of First Mid Bank.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred.  At December 31, 2008, the Company managed or administered 1,115 accounts with assets totaling approximately $413,754,000. At December 31, 2007, the Company managed or administered 1,150 accounts with assets totaling approximately $453,947,000.

Preferred Stock

On February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, (collectively, the “Investors”), subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of preferred stock designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) of the Company. On February 11, 2009, $22,635,000 of the Series B Preferred Stock had been issued and sold by the Company to certain Investors.  The balance of the Series B Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process applicable to their purchases.

The Series B Preferred Stock has an issue price of $5,000 per share and no par value per share.  The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

The Series B Preferred Stock pays non-cumulative dividends semiannually in arrears, when, as and if authorized by the Board of Directors of the Company, at a rate of 9% per year.  Holders of the Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Stock and certain other matters.  In addition, if dividends on the Series B Preferred Stock are not paid in full for four dividend periods, whether consecutive or not, the holders of the Series B Preferred Stock, acting as a class with any other of the Company’s securities having similar voting rights, will have the right to elect two directors to the Company’s Board of Directors.  The terms of office of these directors will end when the Company has paid or set aside for payment full semi-annually dividends for four consecutive dividend periods.

Each share of the Series B Preferred Stock may be converted at any time at the option of the holder into shares of the Company’s common stock.  The number of shares of common stock into which each share of the Series B Preferred Stock is convertible is the $5,000 liquidation preference per share divided by the Conversion Price of $21.94.  The Conversion Price is subject to adjustment from time to time pursuant to the terms of the Certificate of Designations.  If at the time of conversion, there are any authorized, declared and unpaid dividends with respect to a converted share of Series B Preferred Stock, the holder will receive cash in lieu of the dividends, and a holder will receive cash in lieu of fractional shares of common stock following conversion.

After five years, the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series B Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008.  “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98.

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services have not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered. As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2008 includes stock option compensation cost of $58,000 and $57,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2007 includes stock option compensation cost of $61,000 and $58,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

Comprehensive Income

The Company’s comprehensive income for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Net income	$10,524	$10,159	$10,009
Other comprehensive gain (loss):
Unrealized gains (losses) during the year	(2,184)	2,020	1,407
Reclassification adjustment for net
gains realized in net income	(293)	(256)	(164)
Tax effect	965	(687)	(485)
Total other comprehensive gain (loss)	(1,512)	1,077	758
Comprehensive income	$9,012	$11,236	$10,767

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	2008	2007	2006
Net unrealized gain (loss) on securities available-for-sale	$(2,184)	$2,020	$1,407
Tax effect	851	(787)	(548)
Net-of-tax amount	$(1,333)	$1,233	$859

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

The components of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Basic Earnings per Share:
Net income available to common stockholders	$10,524,000	$10,159,000	$10,009,000
Weighted average common shares outstanding	6,231,438	6,356,772	6,510,323
Basic earnings per common share	$1.69	$1.60	$1.54
Diluted Earnings per Share:
Net income available to common stockholders	$10,524,000	$10,159,000	$10,009,000
Weighted average common shares outstanding	6,231,438	6,356,772	6,510,323
Assumed conversion of stock options	75,976	125,521	106,956
Diluted weighted average common shares outstanding	6,307,414	6,482,293	6,617,279
Diluted earnings per common share	$1.67	$1.57	$1.51

Stock options for 124,813 shares of common stock were not considered in computing diluted earnings per share for 2008 or 2007 because they were anti-dilutive.

Note 3 – Cash and Due from Banks

Aggregate cash and due from bank balances of $808,000 and $392,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2008 and 2007, respectively. No cash and due from bank balance was required to be maintained at the Federal Reserve Bank on December 31, 2006 based upon First Mid Bank’s account activity.

Note 4 – Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2008 and 2007 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2008
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$72,074	$2,567	$(9)	$74,632
Obligations of states and political subdivisions	21,443	106	(627)	20,922
Mortgage-backed securities	61,102	1,715	(15)	62,802
Trust preferred securities	9,328	-	(3,950)	5,378
Corporate bonds	6,210	-	(468)	5,742
Total available-for-sale	$170,157	$4,388	$(5,069)	$169,476
Held-to-maturity:
Obligations of states and political subdivisions	$599	$11	$-	$610
2007
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$106,175	$1,496	$(73)	$107,598
Obligations of states and political subdivisions	16,642	182	(15)	16,809
Mortgage-backed securities	49,798	502	(116)	50,184
Trust preferred securities	9,587	215	(402)	9,400
Corporate bonds	35	7	-	42
Total available-for-sale	$182,237	$2,402	$(606)	$184,033
Held-to-maturity:
Obligations of states and political subdivisions	$1,178	$16	$-	$1,194

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The increase in unrealized losses of  these securities, which have maturities ranging from 4 years to 30 years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the under-lying financial institutions that have issued the trust preferred securities. To date, the Company has received all principal and interest as contracted per the original terms of the investments and, based upon the most recent cash flow tests, the Company expects to receive the remainder of the contractual principal and interest. The Company has evaluated these securities and has determined the decline in market valuation is primarily liquidity and market related and the impairment of these securities is not considered other than temporary as of December 31, 2008. Further deterioration of the under-lying financial institutions could result in other than temporary impairments. The Company continues to monitor and  evaluate these securities.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Proceeds from sales	$2,322	$14,007	$21,927
Gross gains	293	256	165
Gross losses	-	-	1
Income tax expense	103	90	57

With the exception of U.S. governmental agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2008 or 2007.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2008 and 2007:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$5,707	$(9)	$5,707	$(9)
Obligations of states and political subdivisions	12,262	(627)	-	-	12,262	(627)
Mortgage-backed securities	826	(15)	-	-	826	(15)
Trust preferred securities	3,448	(842)	1,930	(3,108)	5,378	(3,950)
Corporate bonds	5,742	(468)			5,742	(468)
Total	$22,278	$(1,952)	$7,637	$(3,117)	$29,915	$(5,069)

December 31, 2007:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$31,022	$(73)	$31,022	$(73)
Obligations of states and political subdivisions	2,409	(9)	1,228	(6)	3,637	(15)
Mortgage-backed securities	337	(3)	8,563	(114)	8,900	(116)
Trust preferred securities	4,897	(402)	-	-	4,897	(402)
Total	$7,643	$(414)	$40,813	$(193)	$48,456	$(606)

Management does not believe any individual unrealized loss as of December 31, 2008 or 2007 represents an other than temporary impairment.

At December 31, 2008, the unrealized losses in a continuous loss position for twelve or more months reported for U.S. agency securities relate to one security issued by the Federal Home Loan Bank.  This unrealized loss is primarily attributable to changes in interest rates and was 0.2% or less of its respective amortized cost basis. The unrealized losses in a continuous loss position for twelve or more months reported for trust preferred securities relate to two trust preferred securities. As stated earlier in this Note 4, these unrealized losses are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analyses show it is probable the Company will receive all contractual principal and interest with no deferral of interest payments projected. Stress test analyses provided by FTN show additional deferrals or defaults could occur before any break in yield (impairment) would occur. The Company has reviewed the deferral/default assumptions for reasonableness by analyzing individual issuer credit ratios and has tested the break in yield calculations under alternative scenarios.

At December 31, 2007, the unrealized losses reported for U.S. agency securities relate to five securities issued by the Federal Home Loan Bank.  These unrealized losses are primarily attributable to changes in interest rates and individually were 0.4% or less of their respective amortized cost basis. The unrealized losses reported for obligations of states and political subdivisions relate primarily to seven securities issued by four municipalities. These unrealized losses are also primarily attributable to changes in interest rates and individually were 1.2% or less of their respective amortized cost basis. The unrealized losses reported for mortgage-backed securities relate primarily to three securities issued by FHLMC and FNMA.  These unrealized losses are also primarily attributable to changes in interest rates and individually were 1.7% or less of their respective amortized cost basis.

As such, the Company does not believe any individual unrealized loss as of December 31, 2008 or 2007 represents an other than temporary impairment.
The Company has both the intent and ability to hold the securities included in the above table for a time necessary to recover the amortized cost.

Maturities of investment securities were as follows at December 31, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$29,016	$29,499
Due after one-five years	52,129	49,362
Due after five-ten years	27,059	27,013
Due after ten years	851	800
	109,055	106,674
Mortgage-backed securities	61,102	62,802
Total available-for-sale	$170,157	$169,476

Held-to-maturity:
Due in one year or less	$403	$408
Due after one-five years	196	202
Due after five-ten years	-	-
Due after ten-years	-	-
Total held-to-maturity	$599	$610
Total investment securities	$170,756	$170,086

Investment securities of approximately $152,598,000 and $163,872,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

Note 5 – Loans

A summary of loans at December 31, 2008 and 2007 follows:

	2008	2007
Commercial, financial and agricultural	$167,750	$172,297
Real estate mortgage	520,587	517,892
Installment	48,578	52,875
Other	5,038	5,100
Total gross loans	741,953	748,164
Less unearned discount	15	3
Net loans	$741,938	$748,161

The real estate mortgage loan balance in the above table includes loans held for sale of $537,000 and $1,974,000 at December 31, 2008 and 2007, respectively.

The aggregate principal balances of nonaccrual, past due ninety days or more and renegotiated loans were $7,285,000 and $7,481,000 at December 31, 2008 and 2007, respectively. Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $274,000, $426,000 and $123,000 in 2008, 2007 and 2006, respectively.

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

The following table presents information on impaired loans at December 31, 2008 and 2007:

	2008	2007
Impaired loans for which a specific allowance has
been provided	$696	$3,610
Impaired loans for which no specific allowance has
been provided	6,589	3,871
Total loans determined to be impaired	$7,285	$7,481
Allowance on impaired loans	$160	$220

	For the year ended December 31,
	2008	2007
Average recorded investment in impaired loans	$7,326	$6,249
Cash basis interest income recognized from
impaired loans	352	325

Most of the Company’s business activities are with customers located within east central Illinois.  At December 31, 2008 and 2007, the Company’s loan portfolio included approximately $120,384,000 and $114,187,000, respectively, of loans to borrowers directly related to the agricultural industry.

Mortgage loans serviced for others by First Mid Bank are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans at December 31, 2008 and 2007 were approximately $8,495,000 and $9,935,000, respectively.

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Balance, beginning of year	$6,118	$5,876	$4,648
Balance added through acquisition	-	-	1,405
Provision for loan losses	3,559	862	760
Recoveries	332	243	219
Charge-offs	(2,422)	(863)	(1,156)
Balance, end of year	$7,587	$6,118	$5,876

Note 7 – Premises and Equipment, Net

Premises and equipment at December 31, 2008 and 2007 consisted of:

	2008	2007
Land	$3,524	$3,524
Buildings and improvements	16,437	16,515
Furniture and equipment	12,072	11,599
Leasehold improvements	1,295	1,291
Construction in progress	450	48
Subtotal	33,778	32,977
Accumulated depreciation and amortization	18,793	17,457
Total	$14,985	$15,520

Construction in progress balances consists primarily of expenditures related to the construction of a new facility in Arcola, Illinois. Depreciation and amortization expense was $1,617,000, $1,629,000 and $1,612,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 8 – Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2008 and 2007:

	2008		2007
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,362	3,015	2,161
Core deposit intangibles	5,936	3,614	5,936	3,241
Customer list intangibles	1,904	1,317	1,904	1,126
	$31,978	$11,053	$31,978	$10,288

Total amortization expense for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Intangibles from branch acquisitions	$201	$200	$201
Core deposit intangibles	374	431	370
Customer list intangibles	191	190	190
	$766	$821	$761

Estimated amortization expense for each of the five succeeding years is shown in the table below:

Estimated amortization expense:
For period ended 12/31/09	$730
For period ended 12/31/08	$704
For period ended 12/31/09	$704
For period ended 12/31/10	$380
For period ended 12/31/11	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2008 and 2007, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 9 – Deposits

As of December 31, 2008 and 2007, deposits consisted of the following:

	2008	2007
Demand deposits:
Non-interest bearing	$119,986	$124,486
Interest-bearing	152,340	143,481
Savings	88,502	55,898
Money market	121,809	133,231
Time deposits	323,717	313,487
Total deposits	$806,354	$770,583

Total interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Interest-bearing demand	$1,100	$1,872	$1,786
Savings	618	291	270
Money market	2,535	4,587	3,534
Time deposits	12,339	14,841	12,996
Total	$16,592	$21,591	$18,586

As of December 31, 2008, 2007 and 2006, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2008	2007	2006
Outstanding	$136,223	$98,052	$115,900
Interest expense for the year	4,416	4,652	5,259

The following table shows the amount of maturities for all time deposits as of December 31, 2008:

Less than 1 year	$267,139
1 year to 2 years	28,235
2 years to 3 years	11,456
3 years to 4 years	8,467
4 years to 5 years	8,232
Over 5 years	188
Total	$323,717

In 2008, the Company’s significant deposits included brokered CDs, time deposits with the State of Illinois and deposit relationships with various public entities. As of December 31, 2008, the Company had three brokered CDs which totaled $15 million.  State of Illinois time deposits maintained with the Company totaled $4.4 million as of December 31, 2008. These balances are subject to bid annually. In addition, the Company maintains account relationships with various public entities throughout its market areas. Five public entities had total balances of $21.9 million in various checking accounts and time deposits as of December 31, 2008. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 10 – Borrowings

As of December 31, 2008 and 2007 borrowings consisted of the following:

	2008	2007
Securities sold under agreements to repurchase	$80,708	$68,300
Federal Home Loan Bank advances:
Fixed-term advances	37,750	52,750
Subordinated debentures	20,620	20,620
Other debt:
Loans due in one year or less	-	-
Loans due after one year	13,000	14,500
Total	$152,078	$156,170

Aggregate annual maturities of long-term borrowings at December 31, 2008 are:

2009	$18,000
2010	10,000
2011	3,000
2012	14,750
2013	-
Thereafter	25,620
$71,370

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances totaling $37.75 million are as follows:

➢	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
➢	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
➢	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
➢	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly
➢	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
➢	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly beginning January, 2009
➢	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout,
➢	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
➢	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

	2008	2007	2006
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$80,708	$68,300	$71,516
Average amount outstanding for the year	61,108	54,962	55,389

First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2008) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

The Company had debt outstanding of $13 million and $14.5 million as of December 31, 2008 and 2007, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2006 in conjunction with obtaining financing for the acquisition of Mansfield. The revolving credit agreement has a maximum available balance of $22.5 million with a term of three years from the date of closing. The interest rate (1.34% and 5.4% as of December 31, 2008 and 2007, respectively) is floating at 1.25% over the federal funds rate when the ratio of senior debt to Tier 1 capital is equal to or below 35% as of the end of the previous quarter and 1.50% over the federal funds rate when the ratio of senior debt to Tier 1 capital is above 35%. Currently senior debt to Tier 1 capital is below 35%. The loan is secured by the common stock of First Mid Bank and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios and also contains requirements for prior lender approval for certain sales of assets, merger activity, the acquisition or issuance of debt and the acquisition of treasury stock. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2008 and 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2008 and 2007 the rate was 6.56% and 8.24%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2008 and 2007, that all capital adequacy requirements have been met.

As of December 31, 2008 and 2007, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table.  At December 31, 2008, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital (to risk-weighted assets)
Company	$93,469	11.99%	$62,364	> 8.00%	N/A	N/A
First Mid Bank	100,531	13.00	61,855	> 8.00	$77,319	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	85,882	11.02	31,182	> 4.00	N/A	N/A
First Mid Bank	92,944	12.02	30,927	> 4.00	46,391	> 6.00
Tier 1 Capital (to average assets)
Company	85,882	8.41	40,845	> 4.00	N/A	N/A
First Mid Bank	92,844	9.16	40,600	> 4.00	50,750	> 5.00
December 31, 2007
Total Capital (to risk-weighted assets)
Company	$83,783	11.13%	$60,228	> 8.00%	N/A	N/A
First Mid Bank	92,290	12.36	59,727	> 8.00	$74,659	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	77,665	10.32	30,114	> 4.00	N/A	N/A
First Mid Bank	86,172	11.54	29,864	> 4.00	44,795	> 6.00
Tier 1 Capital (to average assets)
Company	77,665	7.89	39,389	> 4.00	N/A	N/A
First Mid Bank	86,172	8.80	39,169	> 4.00	48,961	> 5.00

Note 12 – Disclosure of Fair Values of Financial Instruments

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

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in trust preferred securities.

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

➢	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008,

➢
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates , and

➢
The Company’s trust preferred securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The Company’s trust preferred securities valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

➢	The credit quality of the collateral was estimated using average risk-neutral probability of default values for each industry (i.e. banks, and insurance companies are evaluated separately).

➢	Asset defaults were then generated taking account both the probability of default of the asset and an assumed level of correlation among the assets.

➢	A higher level of correlation was assumed among assets from the same industry (e.g. banks with other banks) than among those from different industries.

➢	The loss given default was assumed to be 95% (i.e. a 5 % recovery).

➢	The cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities

➢	The calculations were modeled in several thousand scenarios using a Monte Carlo engine

➢	The expected cash flows for each scenario were discounted at the risk-free rate plus 200 basis points (for illiquidity) to calculate the present value of the security.

➢	The average price was used for valuation purposes.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of December 31, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$169,476	$7	$164,010	$5,459

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 is summarized as follows (in thousands):

Available-for-sale Securities
Balance, January 1, 2008	$9,491
Total realized and unrealized gains and losses:
Included in net income	6
Included in other comprehensive income (loss)	(3,766)
Purchases, issuances and settlements	(272)
Transfers in and/or out of Level 3	-
Balance, December 31, 2008	$5,459

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-

The Company may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  For assets measured at fair value on a nonrecurring basis during 2008 that were still held in the balance sheet at December 31, 2008, the following table provides the level of valuation assumptions used to determine each adjustment and the fair value of the assets at December 31, 2008 (in thousands).

	Carrying value at December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,584	$-	$-	$1,584

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

When there is little prospect of collecting principal or interest, loans, or portions of loans, may be charged-off to the allowance for loan losses.  Losses are recognized in the period an obligation becomes uncollectible.  The recognition of a loss does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

Other

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Financial instruments for which an active secondary market exists have been valued using quoted available market prices.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$86,643	$86,643	$31,123	$31,123
Investments available-for-sale	169,476	169,476	184,033	184,033
Investments held-to-maturity	599	610	1,178	1,194

Financial instrument liabilities with stated maturities and other borrowings have been valued at present value, using a discount rate approximating current market rates for similar assets and liabilities.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with stated maturities	$323,717	$328,647	$313,487	$317,956
Securities sold under agreements
to repurchase	80,708	80,720	68,300	68,331
Federal Home Loan Bank advances	37,750	40,763	52,750	54,311

Financial instrument liabilities without stated maturities and floating rate debt have estimated fair values equal to both the amount payable on demand and the carrying amount.

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Deposits with no stated maturity	$482,637	$482,636	$457,096	$457,096
Floating rate debt	13,000	13,000	14,500	14,500
Junior subordinated debentures	20,620	20,620	20,620	20,620

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

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Net loan portfolio (including loans held for sale)	$734,351	$753,272	$742,043	$746,325

Off-balance sheet items such as loan commitments and stand-by letters of credit generally approximate their estimated fair values.

Note 13—Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”) for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2008, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,788,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,788,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2008 and 2007 the Company issued 7,600 common shares and 10,651 common shares, respectively, pursuant to the DCP.

Note 14 – Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $739,000, $700,000 and $640,000 in 2008, 2007 and 2006, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $86,000, $82,000 and $78,000 in 2008, 2007 and 2006, respectively. The current liability recorded for these two agreements was $863,000 and $828,000, as of December 31, 2008 and 2007, respectively.

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

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in estimating the fair value for options granted in 2008 and 2007. There were no options granted during 2006.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2008	2007
Average expected volatility	13.4%	13.2%
Average expected dividend yield	1.6%	1.4%
Average expected term	5.9 yrs	5.7 yrs
Average risk-free interest rate	1.3%	3.4%

The total compensation cost recognized in the income statement for 2008 was $58,000 with a related tax benefit of $1,000. The total compensation cost recognized in the income statement for 2007 was $61,000 with a related tax benefit of $3,000.  The total compensation cost recognized in the income statement for 2006 was $178,000 with a related tax benefit of $7,000.

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2008, 2007 and 2006, and changes during the years then ended is presented below:

	2008
			Weighted-
		Weighted-	Average Remaining
	Shares	Average Exercise Price	Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	397,484	$17.85
Granted	27,500	23.00
Exercised	(72,559)	10.66
Forfeited or expired	-	-
Outstanding, end of year	352,425	$19.73	5.35	$1,494,000
Exercisable, end of year	276,472	$18.21	4.44	$1,494,000

Stock options for 124,813 and 76,359 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2008 because they were anti-dilutive.

	2007
			Weighted-
		Weighted-	Average Remaining
	Shares	Average Exercise Price	Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	414,989	$16.75
Granted	32,000	26.10
Exercised	(39,801)	11.09
Forfeited or expired	(9,704)	26.17
Outstanding, end of year	397,484	$17.85	5.40	$3,382,000
Exercisable, end of year	316,124	$15.88	4.74	$3,293,000

Stock options for 124,813 and 59,906 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2007 because they were anti-dilutive.

	2006
			Weighted-
		Weighted-	Average Remaining
	Shares	Average Exercise Price	Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	487,552	$16.14
Granted	-	-
Exercised	(64,968)	11.46
Forfeited or expired	(7,595)	22.57
Outstanding, end of year	414,989	$16.75	5.83	$4,348,000
Exercisable, end of year	306,427	$14.69	4.11	$3,841,000

Stock options for 100,828 and 46,406 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2006 because they were anti-dilutive.

The weighted-average grant-date fair value of options granted during the year 2008 and 2007 was $2.51 and $4.32, respectively. There were no options granted during the year 2006.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $1,176,000, $655,000, and $1,042,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2008, 2007 and 2006, and changes during the years then ended, is presented below:

	2008		2007		2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	81,359	$6.26	108,562	$4.69	190,967	$4.33
Granted	27,500	2.51	32,000	4.32	-	-
Vested	(32,906)	4.81	(52,451)	6.35	(74,810)	3.83
Forfeited	-	-	(6,751)	8.93	(7,595)	4.03
Unvested, end of year	75,953	$3.90	81,360	$6.26	108,562	$4.69

As of December 31, 2008 and 2007, there was $172,000 and $163,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  That cost is expected to be recognized over a period of four years.  The total fair value of shares subject to options that vested during the years ended December 31, 2008, 2007, and 2006, was $158,000, $333,000, and $287,000, respectively.

The following table summarizes information about stock options under the SI Plan and the 1997 Stock Incentive Plan outstanding at December 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $11.00	67,502	2.51	$10.15	67,502	$10.15
$11.00 to $22.00	132,610	4.54	$17.06	132,610	$17.06
Above $22.00	152,313	7.31	$26.29	76,359	$27.33
	352,425	5.35	$19.73	276,471	$18.21

Note 16 – Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Current
Federal	$5,342	$4,998	$4,435
State	732	307	257
Total Current	6,074	5,305	4,692
Deferred
Federal	(492)	(184)	299
State	(139)	(34)	41
Total Deferred	(631)	(218)	340
Total	$5,443	$5,087	$5,032

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2008, 2007 and 2006, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2008	2007	2006
Expected income taxes	$5,589	$5,336	$5,264
Effects of:
Tax-exempt income	(469)	(423)	(434)
Nondeductible interest expense	41	50	45
State taxes, net of federal taxes	385	177	194
Other items	(3)	46	64
Effect of marginal tax rate	(100)	(99)	(101)
Total	$5,443	$5,087	$5,032

Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,922	$2,317
Available-for-sale investment securities	265	-
Deferred compensation	932	792
Supplemental retirement	337	323
Core deposit premium amortization	69	89
Depreciation	158	211
Other	264	275
Total gross deferred tax assets	$4,947	$4,007
Deferred tax liabilities:
Deferred loan costs	$74	$90
Goodwill	1,240	1,076
Prepaid expenses	121	126
FHLB stock dividend	322	327
Core deposit premium amortization	-	-
Purchase accounting	834	774
Accumulated accretion	87	241
Other	-	-
Available-for-sale investment securities	-	700
Total gross deferred tax liabilities	$2,678	$3,334
Net deferred tax assets	$2,269	$673

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2008 and 2007 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 17 – Dividend Restrictions

Banking regulations impose restrictions on the ability of First Mid Bank to pay dividends to the Company.  At December 31, 2008, regulatory approval would have been required for aggregate dividends from First Mid Bank to the Company in excess of approximately $5.2 million.  The amount of such dividends that could be paid is further restricted by the limitations of sound and prudent banking principles.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007 are as follows:

	2008	2007
Unused commitments including lines of credit:
Commercial real estate	$21,876	$42,215
Commercial operating	73,406	60,468
Home Equity	21,350	18,492
Other	29,674	26,552
Total	$146,306	$147,727
Standby letters of credit	$6,579	$4,996

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2008 and 2007. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 19—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $18,817,000 and $14,682,000 at December 31, 2008 and 2007, respectively.

Activity during 2008 was as follows:

Balance at December 31, 2007	$14,682
New loans	7,751
Loan repayments	(3,616)
Balance at December 31, 2008	$18,817

Deposits from related parties held by First Mid Bank at December 31, 2008 and 2007 totaled $18,471,000 and $17,948,000, respectively.

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
The transaction has been accounted for as a purchase, and the results of operations of Mansfield and Peoples since the acquisition date have been included in the consolidated financial statements.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of this transaction:

Cash and cash equivalents	$12,193
Investment securities	52,740
Loans	55,770
Less allowance for loan losses	(1,405
Premises and equipment	1,465
Goodwill	8,329
Core deposit intangibles	3,132
Other asset	1,636
Total assets acquired	133,860

Deposits	108,114
Deferred income taxes	869
Other liabilities	622
Total liabilities assumed	109,605
Net assets acquired	$24,255

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

For the year ended
December 31, 2006
Net interest income	$31,806
Provision for loan losses	800
Non-interest income	13,605
Non-interest expense	29,331
Income before income taxes	15,280
Income tax expense	5,233
Net income	$10,047

Earnings per share
Basic	$1.54
Diluted	$1.52

Basic weighted average shares outstanding	6,510,323
Diluted weighted average shares outstanding	6,617,279

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

Note 21 – Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings that expire over the next ten years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $458,000, $473,000 and $458,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases are:

Operating Leases
2009	$494
2010	387
2011	387
2012	315
2013	314
Thereafter	1,204
Total minimum lease payments	$3,101

Note 22 – FDIC One-time Assessment Credit

Effective November 17, 2006, the FDIC implemented a one-time credit of $4.7 billion to eligible institutions.  The purpose of the credit is to recognize contributions made by certain institutions to capitalize the Bank Insurance Fund and Savings Association Insurance Fund, which have now been merged into the Deposit Insurance Fund.  First Mid Bank, an eligible institution, received notice from the FDIC that its share of the credit was approximately $701,000. During 2007, approximately $320,000 of the credit was applied against insurance assessments and the remainder of the credit, $381,000, was utilized during 2008.

Note 23– Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2008	2007
Assets
Cash	$1,523	$285
Premises and equipment, net	576	622
Investment in subsidiaries	112,622	113,066
Other assets	4,240	4,060
Total Assets	$118,961	$118,033
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,177	$1,194
Debt	33,620	35,120
Other liabilities	1,386	1,267
Total Liabilities	36,183	37,581
Stockholders’ equity	82,778	80,452
Total Liabilities and Stockholders’ equity	$118,961	$118,033

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2008	2007	2006
Income:
Dividends from subsidiaries	$9,375	$5,625	$15,469
Other income	307	48	75
	9,682	5,673	15,544
Operating expenses	3,284	3,861	3,362
Income before income taxes and equity
in undistributed earnings of subsidiaries	6,398	1,812	12,182
Income tax benefit	1,325	1,639	1,353
Income before equity in undistributed
earnings of subsidiaries	7,723	3,451	13,535
Equity in undistributed earnings of subsidiaries	2,801	6,708	(3,526)
Net income	$10,524	$10,159	$10,009

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$10,524	$10,159	$10,009
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	48	47	46
Equity in undistributed earnings of
subsidiaries	(2,801)	(6,708)	3,526
(Increase) decrease in other assets	2,049	357	(569)
Increase in other liabilities	119	13	423
Net cash provided by operating activities	9,938	3,868	13,435
Cash flows from investing activities:
Cash paid in acquisition	-	-	(24,255)
Net cash used in investing activities	-	-	(24,255)
Cash flows from financing activities:
Repayment of short-term debt	-	-	(6,000)
Proceeds from short-term debt	-	-	500
Repayment of long-term debt	(6,500)	(5,500)	(4,500)
Proceeds from long-term debt	5,000	9,000	15,500
Issuance of subordinated debt	-	-	10,310
Proceeds from issuance of common stock	1,136	810	1,004
Purchase of treasury stock	(6,784)	(6,481)	(7,152)
Dividends paid on common stock	(1,553)	(1,512)	(1,514)
Net cash provided by (used in) financing activities	(8,700)	(3,683)	8,148
(Decrease) increase in cash	1,238	185	(2,672)
Cash at beginning of year	285	100	2,772
Cash at end of year	$1,523	$285	$100

Note 24 – Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2008
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,787	$14,284	$14,138	$13,857
Interest expense	6,285	5,482	4,914	4,663
Net interest income	8,502	8,802	9,224	9,194
Provision for loan losses	191	868	677	1,823
Net interest income after provision for loan losses	8,311	7,934	8,547	7,371
Other income	3,970	4,078	3,697	3,519
Other expense	7,785	7,928	8,007	7,740
Income before income taxes	4,496	4,084	4,237	3,150
Income taxes	1,574	1,390	1,420	1,059
Net income	$2,922	$2,694	$2,817	$2,091

Basic earnings per share	$0.47	$0.43	$0.45	$0.34
Diluted earnings per share	$0.46	$0.42	$0.45	$0.34

	Quarters ended in 2007
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,526	$14,700	$15,293	$15,412
Interest expense	6,849	7,040	7,402	7,138
Net interest income	7,677	7,660	7,891	8,274
Provision for loan losses	186	209	203	264
Net interest income after provision for loan losses	7,491	7,451	7,688	8,010
Other income	3,832	3,546	3,613	3,670
Other expense	7,531	7,354	7,573	7,597
Income before income taxes	3,792	3,643	3,728	4,083
Income taxes	1,198	1,236	1,259	1,394
Net income	$2,594	$2,407	$2,469	$2,689

Basic earnings per share	$0.40	$0.38	$0.39	$0.43
Diluted earnings per share	$0.40	$0.37	$0.38	$0.42

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 12, the Company changed it method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157.

/s/ BKD, LLP

Decatur, Illinois
March 4, 2009

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 4, 2009

/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Decatur, Illinois
March 4, 2009

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company.  This code of ethics is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Directors’ Compensation,” Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		419,056	(1)
(B) Stock Incentive Plan	352,425	(2)	$19.73	(3)	240,500	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	352,425		$19.73		659,556

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 15 – “Stock Option Plan” herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

➢	Consolidated Balance Sheets -- December 31, 2008 and 2007

➢	Consolidated Statements of Income -- For the Years Ended December 31, 2008, 2007 and 2006

➢	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2008, 2007 and 2006

➢	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2008, 2007 and 2006.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated:    March 4, 2009

By: /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 4th day of March 2009, by the following persons on behalf of the Company and in the capacities listed.

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

/s/ Benjamin I. Lumpkin
Benjamin I. Lumpkin, Director

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
December 31, 1987.

3.2
Amended and Restated Bylaws of First Mid-Illinois Bancshares, Inc.
Incorporated by reference to Exhibit 3.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on November 14, 2007.

3.3
Certificate of Designation, Preferences and Rights of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock of the Company
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.

4.1
Rights Agreement, dated as of September 21, 1999, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank,
 as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on
September 22, 1999.

4.3	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.2	Employment Agreement between the Company and John W. Hedges Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on October 1, 2008.
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
December 31, 2008.

10.8
Employment Agreement between the Company and Kelly A. Downs
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.9
Employment Agreement between the Company and Eric S. McRae
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2009.

10.10
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.11	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.

Exhibit	Exhibit Index to Annual Report on Form 10-K
Number	Description and Filing or Incorporation Reference

10.12	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998.
10.13
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.14	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.15
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.16
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and
William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.17	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.16 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)