Form 10-Q
period 2009-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2009-05-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

As of May 8, 2009, 6,120,189 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31	December 31,
	2009	2008
Assets
Cash and due from banks:
Non-interest bearing	$49,555	$17,756
Interest bearing	30,235	30,587
Federal funds sold	40,000	38,300
Cash and cash equivalents	119,790	86,643
Investment securities:
Available-for-sale, at fair value	211,457	169,476
Held-to-maturity, at amortized cost (estimated fair value of $470 and
$610 at March 31, 2009 and December 31, 2008, respectively)	458	599
Loans held for sale	5,620	537
Loans	704,859	741,401
Less allowance for loan losses	(7,993)	(7,587)
Net loans	696,866	733,814
Interest receivable	6,019	7,161
Other real estate owned	3,187	2,388
Premises and equipment, net	15,258	14,985
Goodwill, net	17,363	17,363
Intangible assets, net	3,370	3,562
Other assets	13,150	13,172
Total assets	$1,092,538	$1,049,700
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$119,764	$119,986
Interest bearing	730,592	686,368
Total deposits	850,356	806,354
Securities sold under agreements to repurchase	69,887	80,708
Interest payable	1,728	1,616
FHLB borrowings	37,750	37,750
Other borrowings	-	13,000
Junior subordinated debentures	20,620	20,620
Other liabilities	6,261	6,874
Total liabilities	986,602	966,922
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,527 shares in 2009	22,635	-
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,291,247 shares in 2009 and 7,254,117 shares in 2008	29,165	29,017
Additional paid-in capital	25,942	25,289
Retained earnings	59,990	58,059
Deferred compensation	2,775	2,787
Accumulated other comprehensive loss	(1,584)	(416)
Less treasury stock at cost, 1,171,058 shares in 2009
and 1,121,273 shares in 2008	(32,987)	(31,958)
Total stockholders’ equity	105,936	82,778
Total liabilities and stockholders’ equity	$1,092,538	$1,049,700

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$10,863	$12,354
Interest on investment securities	2,084	2,122
Interest on federal funds sold	13	158
Interest on deposits with other financial institutions	4	153
Total interest income	12,964	14,787
Interest expense:
Interest on deposits	3,573	4,850
Interest on securities sold under agreements to repurchase	26	368
Interest on FHLB borrowings	423	536
Interest on other borrowings	22	165
Interest on subordinated debentures	316	366
Total interest expense	4,360	6,285
Net interest income	8,604	8,502
Provision for loan losses	604	191
Net interest income after provision for loan losses	8,000	8,311
Other income:
Trust revenues	579	744
Brokerage commissions	79	99
Insurance commissions	745	709
Service charges	1,134	1,321
Securities gains, net	-	151
Total other-than-temporary impairment losses	(1,943)	-
Portion of loss recognized in other comprehensive loss	1,074	-
Other-than-temporary impairment losses recognized in earnings	(869)	-
Gain on sale of merchant banking portfolio	1,000	-
Mortgage banking revenue, net	88	108
Other	927	838
Total other income	3,683	3,970
Other expense:
Salaries and employee benefits	4,204	4,124
Net occupancy and equipment expense	1,314	1,235
Net other real estate owned expense	73	74
FDIC insurance	300	23
Amortization of intangible assets	192	191
Stationery and supplies	134	143
Legal and professional	473	479
Marketing and promotion	191	176
Other	1,502	1,340
Total other expense	8,383	7,785
Income before income taxes	3,300	4,496
Income taxes	1,115	1,574
Net income	$2,185	$2,922
Dividends on preferred shares	266	-
Net income available to common stockholders	$1,919	$2,922
Per share data:
Basic earnings per common share	$0.31	$0.47
Diluted earnings per common share	$0.31	$0.46
Cash dividends per common share	$0.00	$0.00

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$2,185	$2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	604	191
Depreciation, amortization and accretion, net	526	516
Stock-based compensation expense	14	16
Gains on investment securities, net	-	(151)
Other-than-temporary impairment losses recognized in earnings	869	-
Losses on sales of other real property owned, net	39	44
Losses on write down of fixed assets	-	132
Gain on sale of merchant banking portfolio	(1,000)	-
Gains on sale of loans held for sale, net	(101)	(121)
Origination of loans held for sale	(15,084)	(12,134)
Proceeds from sale of loans held for sale	10,102	10,617
Decrease in other assets	1,953	2,662
Increase in other liabilities	407	197
Net cash provided by operating activities	514	4,891
Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	11,930	56,914
Proceeds from maturities of securities held-to-maturity	140	135
Purchases of securities available-for-sale	(56,617)	(41,263)
Net decrease in loans	36,344	11,900
Purchases of premises and equipment	(685)	(85)
Proceeds from sales of other real property owned	216	186
Net cash (used in) provided by investing activities	(8,672)	27,787
Cash flows from financing activities:
Net increase in deposits	44,002	25,124
Decrease in repurchase agreements	(10,821)	(14,049)
Repayment of short term FHLB advances	-	(10,000)
Proceeds from long term debt	-	2,000
Repayment of long term debt	(13,000)	-
Proceeds from issuance of common stock	294	262
Proceeds from issuance of preferred stock	22,635	-
Purchase of treasury stock	(1,042)	(1,646)
Dividends paid on common stock	(763)	(779)
Net cash provided by financing activities	41,305	912
Increase in cash and cash equivalents	33,147	33,590
Cash and cash equivalents at beginning of period	86,643	31,123
Cash and cash equivalents at end of period	$119,790	$64,713

	Three months ended March 31,
	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,248	$5,945
Income taxes	275	450
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,054	135
Dividends reinvested in common stock	402	414
Net tax benefit related to option and deferred compensation plans	96	55

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2009 and 2008, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. The Company operates as a one-segment entity for financial reporting purposes.

The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first quarter of 2009.

Convertible Preferred Stock

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

Comprehensive Income

The Company’s comprehensive income for the three-month periods ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Net income	$2,185	$2,922
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	(1,582)	1,330
Unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,201)	-
Less realized (gains) losses included in income	869	(151)
Other comprehensive income (loss) before taxes	(1,914)	1,179
Tax benefit (expense)	746	(460)
Total other comprehensive income (loss)	(1,168)	719
Comprehensive income	$1,017	$3,641

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$(1,521)	$-	$(1,521)
Other-than-temporary impairment losses on securities	-	(1,074)	(1,074)
Tax benefit (expense)	593	418	1,011
Balance at March 31, 2009	$(928)	$(656)	$(1,584)

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$2,975	$-	$2,975
Other-than-temporary impairment losses on securities	-	-	-
Tax benefit (expense)	(1,160)	-	(1,160)
Balance at March 31, 2008	$1,815	$-	$1,815

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

In February 2008, the FASB issued two Staff Positions on Statement No. 157: FSP FAS 157-1, “Application of FASB Statement  No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS 157. FSP FAS 157-2 delays the effective date of FAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The application of FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That
Asset Is Not Active.” This FSP addresses application issues related to FAS 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions. The early adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FASB Staff Position (FSP) FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” FSP FAS 115-2 and 124-2 was issued in April 2009 and amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 is adopted early as well. The Company elected to adopt FSP FAS 115-2 and 124-2 as of March 31, 2009. The early adoption of FSP FAS 115-2 and 124-2 reduced the loss recognized in earnings on trust preferred securities determined to be other-than-temporarily impaired by $1.1 million. See discussion in the notes to the financial statements under heading “Investment Securities” for more detailed information.

FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was issued in April 2009 and amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. FSP FAS 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 is adopted early as well. The Company did not elect to adopt this FSP early and does not expect the implementation of FSP FAS 107-1 and APB-28-1 to have a material impact on its consolidated financial statements.

FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities”. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at March 31, 2009.

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

Statement of Financial Accounting No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including amendment of FASB Statement No. 115.”  FAS 159 allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  The main intent of FAS 159 is to mitigate the difficulty in determining reported earnings caused by a “mixed-attribute model” (that is, reporting some assets at fair value and others using a different valuation method such as amortized cost). The project is separated into two phases. This first phase addresses the creation of a fair value option for financial assets and liabilities.  A second phase will address creating a fair value option for selected non-financial items. FAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007.  The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2009.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options, unless anti-dilutive.

The components of basic and diluted earnings per common share for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three months ended
	March 31
	2009	2008
Basic Earnings per Common Share:
Net income	$2,185,000	$2,922,000
Preferred stock dividends	(266,000)	-
Net income available to common stockholders	$1,919,000	$2,922,000
Weighted average common shares outstanding	6,139,777	6,278,128
Basic earnings per common share	$.31	$.47
Diluted Earnings per Common Share:
Net income available to common stockholders	$1,919,000	$2,922,000
Effect of assumed preferred stock conversion	-	-
Net income applicable to diluted earnings per share	$1,919,000	$2,922,000
Weighted average common shares outstanding	6,139,777	6,278,128
Dilutive potential common shares:
Assumed conversion of stock options	50,773	115,427
Assumed conversion of preferred stock	-	-
Diluted weighted average common shares outstanding	6,190,550	6,393,555
Diluted earnings per common share	$.31	$.46

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2009 and 2008 because they were anti-dilutive:

	Three months ended
	March 31
	2009	2009
Stock options to purchase shares of common stock	229,095	124,813
Average dilutive potential common shares associated with convertible preferred stock	548,069	--

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2009 and December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2009
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$117,674	$1,846	$(40)	$119,480
Obligations of states and political subdivisions	23,288	388	(309)	23,367
Mortgage-backed securities	58,355	2,132	(5)	60,482
Trust preferred securities	8,536	-	(5,456)	3,080
Other securities	6,199	-	(1,151)	5,048
Total available-for-sale	$214,052	$4,366	$(6,961)	$211,457
Held-to-maturity:
Obligations of states and political subdivisions	$458	$12	$-	$470

December 31, 2008
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$72,074	$2,567	$(9)	$74,632
Obligations of states and political subdivisions	21,443	106	(627)	20,922
Mortgage-backed securities	61,102	1,715	(15)	62,802
Trust preferred securities	9,328	-	(3,950)	5,378
Other securities	6,210	-	(468)	5,742
Total available-for-sale	$170,157	$4,388	$(5,069)	$169,476
Held-to-maturity:
Obligations of states and political subdivisions	$599	$11	$-	$610

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The increase in unrealized losses of these securities, which have maturities ranging from 4 years to 30 years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the under-lying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

The other securities consist of two corporate bonds and two exchange traded equities of Federal Agricultural Mortgage Corporation. The increase in unrealized losses of these securities is primarily due to the long-term nature of the corporate bonds which has led to increased supply, while demand has decreased, leading to devaluation of the securities.

Realized gains and losses resulting from sales of securities were as follows during the periods ended March 31, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	March 31,	March 31,	December 31,
	2009	2008	2008
Gross gains	-	151	293
Gross losses	-	-	-

Except as discussed below, management believes the declines in fair value for these securities are temporary.

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2009 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$51,590	$54,473	$11,611	$-	$117,674
Obligations of state and
political subdivisions	2,196	3,888	16,492	712	23,288
Mortgage-backed securities	21,177	37,178	-	-	58,355
Trust preferred securities	304	8,232	-	-	8,536
Other securities	-	6,164	-	35	6,199
Total investments	$75,267	$109,935	$28,103	$747	$214,052

Weighted average yield	3.39%	4.14%	4.75%	4.25%	3.96%
Full tax-equivalent yield	3.45%	4.20%	5.84%	6.21%	4.16%

Held-to-maturity:
Obligations of state and
political subdivisions	$408	$50	$-	$-	$458

Weighted average yield	5.21%	4.75%	-%	-%	5.16%
Full tax-equivalent yield	7.64%	5.96%	-%	-%	7.46%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2009.

Investment securities carried at approximately $147,342,000 and $152,598,000 at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2009 and December 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,442	$(32)	$5,455	$(8)	$25,897	$(40)
Obligations of states and political subdivisions	9,564	(309)	-	-	9,564	(309)
Mortgage-backed securities	583	(5)	-	-	583	(5)
Trust preferred securities	-	-	3,080	(5,456)	3,080	(5,456)
Other securities	5	(30)	5,043	(1,121)	5,048	(1,151)
Total	$30,594	$(376)	$13,578	$(6,585)	$44,172	$(6,961)

December 31, 2008:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$5,707	$(9)	$5,707	$(9)
Obligations of states and political subdivisions	12,262	(627)	-	-	12,262	(627)
Mortgage-backed securities	826	(15)	-	-	826	(15)
Trust preferred securities	3,448	(842)	1,930	(3,108)	5,378	(3,950)
Other securities	5,742	(468)			5,742	(468)
Total	$22,278	$(1,952)	$7,637	$(3,117)	$29,915	$(5,069)

Obligations of U.S. Government Corporations and Agencies

At March 31, 2009, there was one obligation a of U.S. government agency with a fair value of $5,455,000 and unrealized loss of $8,000 in a continuous unrealized loss position for twelve months or more.  This position was due to short-term and intermediate rates increasing since the purchase of this security resulting in the market value of the security being lower than book value. Management has evaluated this security and because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2009.

Trust Preferred Securities

At March 31, 2009, there were four trust preferred securities with a fair value of $3,080,000 and unrealized losses of $5,456,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analyses show it is probable the Company will receive all contractual principal and interest with no deferral of interest payments projected for two of these securities. Analysis of the remaining two securities indicated OTTI and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded an impairment charge of approximately $869,000 for the credit portion of the unrealized loss of these two trust preferred securities. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of March 31, 2009.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at March 31, 2009.

Other securities

At March 31, 2009, there were also two corporate bonds with a fair value of $5,043,000 and unrealized losses of $1,121,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of these securities has led to increased supply, while demand has decreased, leading to devaluation of the securities. Management has evaluated these securities and believes the decline in market value is liquidity, and not credit, related. Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider them to be other than temporarily impaired at March 31, 2009.

The Company does not believe any other individual unrealized loss as of March 31, 2009 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) (in thousands).

Accumulated
Credit Losses
March 31, 2009
Credit losses on debt securities held
Beginning of period	$-
Additions related to OTTI losses not previously recognized	869
Reductions due to sales	-
Reductions due to change in intent or likelihood of sale	-
Additions related to increases in previously recognized OTTI losses	-
Reductions due to increases in expected cash flows	-
End of period	$869

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,412	3,015	2,362
Core deposit intangibles	5,936	3,708	5,936	3,614
Customer list intangibles	1,904	1,365	1,904	1,317
	$31,978	$11,245	$31,978	$11,053

Total amortization expense for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	March 31,
	2009	2008
Intangibles from branch acquisition	$50	$51
Core deposit intangibles	94	92
Customer list intangibles	48	48
	$192	$191

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/09-03/31/09	$192

Estimated amortization expense:
For period 04/01/09-12/31/09	$538
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313
For year ended 12/31/14	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2008 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the Federal Home Loan Bank of Chicago received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The Federal Home Loan Bank will continue to provide liquidity and funding through advances; however, the order prohibits capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the Federal Home Loan Bank to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the Federal Home Loan Bank of Chicago to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the Federal Home Loan Bank of Chicago and its safe and sound operations. With regard to dividends, the Federal Home Loan Bank continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the Federal Home Loan Bank of Chicago during the first quarter of 2009. The Company evaluated its investment in FHLB stock, and deemed it was not other-than-temporarily impaired as of March 31, 2009.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $10.8 million during the first quarter of 2009. Other borrowings decreased $13 million during the three-month period ended March 31, 2009. This decrease was due to paying down of the Company’s revolving credit line with The Northern Trust Company.

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

Following is a description of the inputs and valuation methodologies used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-Sale Securities

The fair value of available-for-sale securities are determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in financial institution trust preferred securities.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements Using
March 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$211,457	$5	$208,290	$3,162

		Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$169,476	$7	$164,010	$5,459

The following table is a reconciliation of the beginning and ending recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (level 3) inputs (in thousands) for the period ended March 31, 2009:

	For the Three Months Ended
	March 31,
	2009	2008
Beginning balance	$5,459	$9,491
Total realized and unrealized gains and losses:
Included in net income	(909)	1
Included in other comprehensive income	(1,503)	(828)
Purchases, issuances and settlements	115	(205)
Transfers in and/or out of Level 3	-	-
Ending balance	$3,162	$8,459

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(869)	$-

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with FAS 114 had a carrying amount of $1.5 million and a fair value of $1.2 million resulting in specific loss exposures of $264,000 as of March 31, 2009, an increase of $104,000 from December 31, 2008. The increase in these impaired loans during the first quarter of 2009 was primarily the result of two loans added to substandard classifications which had impairments.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. Other real estate owned measured at fair value on a nonrecurring basis in the first three months of 2009 amounted to $1.1 million.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 (in thousands):

	Fair Value Measurements Using
Carrying value at March 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,194	$-	$-	$1,194
Foreclosed assets held for sale	445	-	-	$445

	Fair Value Measurements Using
Carrying value at December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,584	$-	$-	$1,584

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2009 and 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakening state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2008 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the Restoration Plan to seven years. Also in March 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporates additional assessments for excess reliance on brokered CDs and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment takes effect April 1, 2009 and is payable at the end of September 2009. The Company is assessing the effect the new assessment rates will have on its consolidated financial statements.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, on May 6, 2009, the U.S. Senate passed a bill (S. 896) that increases the FDIC’s Treasury borrowing authority from $30 billion to $100,0000 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. The Company is also assessing the effect the special assessment will have on its consolidated financial statements.

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

During the first quarter of 2008, the Company obtained an independent appraisal of the DeLand property in anticipation of possibly donating or selling this property.  During the second quarter of 2008, the Company adjusted its carrying value of the property to the appraised value which resulted in a loss of $132,000 in the consolidated financial statements. The property was sold during the first quarter of 2009 for its appraised value of $50,000.

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

Net income was $2,185,000 and $2,922,000 and diluted earnings per common share was $.31 and $.46 for the three months ended March 31, 2009 and 2008, respectively. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2009 and 2008, compared to the performance ratios for the year ended December 31, 2008:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2009	2008	2008
Return on average assets	.82%	1.15%	1.03%
Return on average equity	9.07%	14.16%	12.87%
Average equity to average assets	9.02%	8.15%	8.00%

Total assets at March 31, 2009 and December 31, 2008 were $1,093 million and $1,050 million, respectively. The increase in net assets was primarily due to an increase in interest-bearing deposits held by the Company and available-for-sale securities, offset by decreases in net loans.  Available-for-sale securities increased by $42 million during the first three months of 2009 due to investments of excess cash in short term U.S. treasury and government agency securities. Net loan balances were $697 million at March 31, 2009, a decrease of $37 million, or 5%, from $734 million at December 31, 2008 primarily due to a decline in the balances of retail and commercial and agricultural operating loans. Total deposit balances increased to $850 million at March 31, 2009 from $806 million at December 31, 2008 due to increased balances in interest bearing deposits, savings accounts and time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.58% for the three months ended March 31, 2009, up from 3.55% for the same period in 2008. Net interest income before the provision for loan losses was $8.6 million compared to net interest income of $8.5 million for the same period in 2008. The increase was attributable to a greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates for the three months ended March 31, 2009 compared to the same period in 2008.

Noninterest income decreased $.3 million or 7.2%, to $3.7 million for the three months ended March 31, 2009 compared to $4 million for the three months ended March 31, 2008. The decrease in noninterest income was due to declines overdraft fees, trust revenues and an impairment charge on securities offset by a $1 million gain from the sale of the bank’s merchant card servicing portfolio.

Noninterest expense increased 7.7%, or $.6 million, to $8.4 million for the three months ended March 31, 2009 compared to $7.8 million during the same period in 2008.  The increase in noninterest expense was primarily due to an increase in FDIC rates for the first quarter of 2009.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2009 versus 2008
Three months ended March 31
Net interest income	$102
Provision for loan losses	(413)
Other income, including securities transactions	(287)
Other expenses	(598)
Income taxes	459
Decrease in net income	$(737)

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.7 million at March 31, 2009, compared to $8.3 million at March 31, 2008 and $7.3 million at December 31, 2008. A portion of the decline from the same period last year was a result of First Mid Bank taking possession of real estate collateral and moving the balances to other real estate owned. Other real estate owned balances totaled $3.2 million at March 31, 2009 compared to $.6 million on March 31, 2008 and $2.4 million on December 31, 2008. The Company’s provision for loan losses for the three months ended March 31, 2009 and 2008 was $604,000 and $191,000, respectively.  At March 31, 2009, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% and 71% of the loan portfolio as of March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, annualized net charge-offs were .11% of average loans compared to .03% for the same period in 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2009 and 2008 and December 31, 2008 was 14.13%, 10.8% and 11.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2009 and 2008 and December 31, 2008 was 15.2%, 11.64% and 11.99%, respectively. The increase in 2009 was primarily the result of the issuance of $22,635,000 of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock and changes in federal banking and thrift regulatory agency rules that permit banking organizations to reduce the amount of goodwill that must be deducted from tier 1 capital by any associated deferred tax liability.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2009 and 2008 were $152.4 million and $167.1 million, respectively.  The decrease is primarily attributable to decreases in commercial real estate lines of credit.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. Probable incurred losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

The Company estimates the appropriate level of allowance for loan losses by separately evaluating impaired and nonimpaired loans. A specific allowance is assigned to an impaired loan when expected cash flows or collateral do not justify the carrying amount of the loan. The methodology used to assign an allowance to a nonimpaired loan is more subjective. Generally, the allowance assigned to nonimpaired loans is determined by applying historical loss rates to existing loans with similar risk characteristics, adjusted for qualitative factors including the volume and severity of identified classified loans, changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is continually assessed and adjusted when appropriate. Notwithstanding these procedures, there still exists the possibility that the assessment could prove to be significantly incorrect and that an immediate adjustment to the allowance for loan losses would be required.

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

Investment in Debt and Equity Securities. The Company  classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to credit is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

Deferred Income Tax Assets/Liabilities. The Company’s net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. Deferred tax assets and liabilities are established for these items as they arise. From an accounting standpoint, deferred tax assets are reviewed to determine if they are realizable based on the historical level of  taxable income, estimates of future taxable income and the reversals of deferred tax liabilities. In most cases, the realization of the deferred tax asset is based on future profitability. If the Company were to experience net operating losses for tax purposes in a future period, the realization of deferred tax assets would be evaluated for a potential valuation reserve.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2008 as part of the goodwill impairment test and no impairment was deemed necessary.

As a result of the Company’s acquisition activity, goodwill, an intangible asset with an indefinite life, was reflected on the balance sheets in prior periods. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in the notes to the financial statements under the heading “Fair Value of Assets and Liabilities.”

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

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$30,418	$4	.05%	$21,660	$153	2.84%
Federal funds sold	39,943	13	.14%	20,532	158	3.11%
Investment securities
Taxable	155,643	1,854	4.76%	152,715	1,938	5.07%
Tax-exempt (1)	22,684	230	4.06%	18,323	184	4.02%
Loans (2)(3)	722,355	10,863	6.12%	735,088	12,354	6.76%
Total earning assets	971,043	12,964	5.41%	948,318	14,787	6.25%
Cash and due from banks	53,393			21,454
Premises and equipment	15,045			15,421
Other assets	36,933			33,703
Allowance for loan losses	(7,818)			(6,212)
Total assets	$1,068,596			$1,012,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$289,170	$639	.90%	$287,772	$1,174	1.64%
Savings deposits	93,789	231	1.00%	59,004	85	.58%
Time deposits	331,215	2,703	3.32%	322,184	3,591	4.48%
Securities sold under agreements to repurchase	66,758	26	.16%	57,342	368	2.58%
FHLB advances	37,750	423	4.56%	43,519	536	4.95%
Junior subordinated debt	20,620	316	6.24%	20,620	366	7.14%
Other debt	6,067	22	1.48%	14,819	165	4.49%
Total interest-bearing liabilities	845,369	4,360	2.10%	805,260	6,285	3.14%
Non interest-bearing demand deposits	119,967			119,108
Other liabilities	6,870			5,790
Stockholders' equity	96,390			82,526
Total liabilities & equity	$1,068,596			$1,012,684
Net interest income		$8,604			$8,502
Net interest spread			3.31%			3.11%
Impact of non-interest bearing funds			.27%			.44%

Net yield on interest- earning assets			3.58%			3.55%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2009, compared to the same period in 2008 (in thousands):

	For the three months ended March 31,
	2009 compared to 2008
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(149)	$309	$(458)
Federal funds sold	(145)	535	(680)
Investment securities:
Taxable	(84)	209	(293)
Tax-exempt (2)	46	44	2
Loans (3)	(1,491)	(231)	(1,260)
Total interest income	(1,823)	866	(2,689)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(535)	40	(575)
Savings deposits	146	66	80
Time deposits	(888)	644	(1,532)
Securities sold under
agreements to repurchase	(342)	363	(705)
FHLB advances	(113)	(71)	(42)
Junior subordinated debt	(50)	-	(50)
Other debt	(143)	(67)	(76)
Total interest expense	(1,925)	975	(2,900)
Net interest income	$102	$(109)	$211

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $102,000, or 1.2%, to $8.6 million for the three months ended March 31, 2009, from $8.5 million for the same period in 2008. The increase in net interest income was due to improvement in the Company’s net interest margin and growth in earning assets.

For the three months ended March 31, 2009, average earning assets increased by $22.7 million, or 2.4%, and average interest-bearing liabilities increased $40.1 million, or 5.0%, compared with average balances for the same period in 2008. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $8.8 million or 40.6%.

•	Average federal funds sold increased $19.4 million or 94.5%.

•	Average loans decreased by $12.7 million or 1.7%.

•	Average securities increased by $7.3 million or 4.3%.

•	Average deposits increased by $45.2 million or 6.8%.

•	Average securities sold under agreements to repurchase increased by $9.4 million or 16.4%.

•	Average borrowings and other debt decreased by $14.5 million or 18.4%.

•	Net interest margin increased to 3.58% for the first three months of 2009 from 3.55% for the first three months of 2008.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.64% for the first three months of 2009 and 2008. The TE adjustments to net interest income for March 31, 2009 and 2008 were $119,000 and $94,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 and 2008 was $604,000 and $191,000, respectively.  Nonperforming loans were $7.7 million and $8.3 million as of March 31, 2009 and 2008, respectively.  Net charge-offs were $198,000 for the three months ended March 31, 2009 compared to $58,000 during the same period in 2008.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008	$ Change
Trust	$579	$744	$(165)
Brokerage	79	99	(20)
Insurance commissions	745	709	36
Service charges	1,134	1,321	(187)
Security gains	-	151	(151)
Impairment losses on securities	(869)	-	(869)
Gain on sale of merchant banking portfolio	1,000	-	1,000
Mortgage banking	88	108	(20)
Other	927	838	89
Total other income	$3,683	$3,970	$(287)

Following are explanations of the changes in these other income categories for the three months ended March 31, 2009 compared to the same period in 2008:

•
Trust revenues decreased $165,000 or 22.2% to $579,000 from $744,000 due primarily to a decrease in revenues from employee benefit accounts. Trust assets, at market value, were $396.7 million at March 31, 2009 compared to $446.9 million at March 31, 2008.

•	Revenues from brokerage decreased $20,000 or 20.2% to $79,000 from $99,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $36,000 or 5.1% to $745,000 from $709,000 due to an increase in income received from carriers for reduced claim experience offset by a decrease in commissions received in the first quarter of 2009 compared to the same period in 2008.

•
Fees from service charges decreased $187,000 or 14.2% to $1,134,000 from $1,321,000.  This was primarily the result of a decrease in the number of overdrafts during the first quarter of 2009 compared to the same period in 2008.

•
During the three months ended March 31, 2009 there were no net gains on sales of securities compared to sales of securities during the three months ended March 31, 2008 which resulted in net securities gains of $151,000.

•
During the first quarter of 2009, the Company recorded other-than-temporary impairment charges amounting to $869,000 for two of its investments in trust preferred securities. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2008.

•	Mortgage banking income decreased $20,000 or 18.5% to $88,000 from $108,000. Loans sold balances were as follows:

•	$10 million (representing 85 loans) for the first quarter of 2009.
•	$10.5 million (representing 80 loans) for the first quarter of 2008.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Other income increased $89,000 or 130% to $927,000 from $838,000. This increase was primarily due to increased ATM and debit card service fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008	$ Change
Salaries and benefits	$4,204	$4,124	$80
Occupancy and equipment	1,314	1,235	79
Amortization of intangibles	192	191	1
Net other real estate owned expense	73	74	(1)
FDIC insurance expense	300	23	277
Stationery and supplies	134	143	(9)
Legal and professional fees	473	479	(6)
Marketing and promotion	191	176	15
Other operating expenses	1,502	1,340	162
Total other expense	$8,383	$7,785	$598

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2009 compared to the same period in 2008:

•
Salaries and employee benefits, the largest component of other expense, increased $80,000 or 1.9% to $4,204,000 from $4,124,000.  This increase is primarily due to merit increases for continuing employees.  There were 347 full-time equivalent employees at March 31, 2009 compared to 350 at March 31, 2008.

•
Occupancy and equipment expense increased $79,000 or 6.4% to $1,314,000 from $1,235,000 primarily due to increases in rent and building expenses for new brokerage offices and expenses for computer software and software maintenance.

•	Expense for amortization of intangible assets increased $1,000 or .5% to $192,000 from $191,000.

•	Other operating expenses increased a net of $162,000 or 12.1% to $1,502,000 in 2009 from $1,340,000 in 2008 primarily due to increases in various other expenses.

•
All other categories of operating expenses increased a net of $276,000 or 30.8% to $1,171,000 from $895,000. This increase is primarily due to an increase in FDIC assessment rates for the first quarter of 2009.

Income Taxes

Total income tax expense amounted to $1,115,000 (33.8% effective tax rate) for the three months ended March 31, 2009, compared to $1,574,000 (35% effective tax rate) for the same period in 2008.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Real estate – residential	$140,646	$138,540
Real estate – agricultural	64,391	65,515
Real estate – commercial	315,458	316,532
Total real estate – mortgage	520,495	$520,587
Commercial and agricultural	149,108	167,735
Installment	37,030	48,578
Other	3,846	5,038
Total loans	$710,479	$741,938

Overall loans decreased $31.5 million, or 4.2%.  The decrease was primarily a result of decreases in commercial and agricultural operating loans and installment loans. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $5,620,000 and $537,000 as of March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, the Company had loan concentrations in agricultural industries of $108.8 million, or 15.3%, of outstanding loans and $120.4 million, or 16.2%, at December 31, 2008.  In addition, the Company had loan concentrations in the following industries as of March 31, 2009 compared to December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$65,527	9.22%	$68,987	9.30%
Lessors of residential buildings & dwellings	47,320	6.66%	48,648	6.56%
Hotels and motels	46,636	6.56%	45,518	6.14%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2009, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$64,352	$60,932	$15,362	$140,646
Real estate -- agricultural	15,177	41,109	8,105	64,391
Real estate – commercial	98,902	202,902	13,654	315,458
Total real estate -- mortgage	178,431	304,943	37,121	520,495
Commercial and agricultural	105,689	41,042	2,377	149,108
Installment	17,904	19,122	4	37,030
Other	478	2,049	1,319	3,846
Total loans	$302,502	$367,156	$40,821	$710,479
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2009, loans with maturities over one year consisted of approximately $356 million in fixed rate loans and $52 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$7,729	$7,285
Renegotiated loans which are performing in accordance with revised terms	-	-
Total nonperforming loans	7,729	7,285
Repossessed assets	3,187	2,388
Total nonperforming loans and nonperforming other assets	$10,916	$9,673

The $444,000 increase in nonaccrual loans during the three months ended March 31, 2009 resulted from the net of $1,958,000 of additional loans put on nonaccrual status, $378,000 of loans brought current or paid-off, $1,002,000 of loans transferred to other real estate owned and $134,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $181,800 and $113,700 for the three-month periods ended March 31, 2009 and 2008, respectively.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one component in assessing the probability of inherent future losses. Given the decline in economic conditions, management also increased its allocation to various loan categories for economic factors during 2008. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At March 31, 2009, the Company’s loan portfolio included $108.8 million of loans to borrowers whose businesses are directly related to agriculture.  The balance decreased $11.6 million from $120.4 million at December 31, 2008.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $65.5 million of loans to lessors of non-residential buildings and $47.3 million of loans to lessors of residential buildings and dwellings. The current decline in real estate values has resulted in an increase in nonperforming loans and some loan losses. Further declines in real estate values could result in additional increases in nonperforming loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of March 31, 2009 and 2008, and of changes in the allowance for the three-month periods ended March 31, 2009 and 2008, is as follows (dollars in thousands):

	Three months ended March 31,
	2009	2008
Average loans outstanding, net of unearned income	$722,355	$735,088
Allowance-beginning of period	7,587	6,118
Charge-offs:
Real estate-mortgage	126	33
Commercial, financial & agricultural	73	71
Installment	23	14
Other	30	36
Total charge-offs	252	154
Recoveries:
Real estate-mortgage	1	51
Commercial, financial & agricultural	11	3
Installment	16	8
Other	26	34
Total recoveries	54	96
Net charge-offs	198	58
Provision for loan losses	604	191
Allowance-end of period	$7,993	$6,251
Ratio of annualized net charge-offs to average loans	.11%	.03%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.13%	.85%
Ratio of allowance for loan losses to nonperforming loans	103.4%	75.6%

The ratio of the allowance for loan losses to nonperforming loans is 103.4% as of March 31, 2009 compared to 75.6% as of March 31, 2008.  The increase in the balance of the allowance for loan losses and a decline in total non-performing loans compared to March 31, 2008, led to the improvement of this ratio.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. The decrease in non-performing loans is primarily due to First Mid Bank taking possession of real estate collateral and moving the balances to other real estate owned offset by loans that became nonperforming during the year. Management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the first quarter of 2009, the Company had net charge-offs of $198,000 compared to $58,000 in 2008. During 2009, the Company’s significant charge-offs included $107,000 on a real estate mortgage loan of one borrower.

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

The following table sets forth the amortized cost of the securities as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$117,674	2.91%	$72,074	4.72%
Obligations of states and political subdivisions	23,746	4.12%	22,042	4.10%
Mortgage-backed securities	58,355	5.56%	61,102	5.66%
Trust preferred securities	8,536	6.58%	9,328	6.23%
Other securities	6,199	4.56%	6,210	4.56%
Total securities	$214,510	3.96%	$170,756	5.05%

At March 31, 2009, the Company’s investment portfolio showed an increase of $43.8 million from December 31, 2008 primarily due to the purchase of several U.S. Treasury securities and U.S. government corporations and agencies securities.  No investments were made in securities backed by collateralized debt obligations, which is a type of security that has resulted in losses for some banks.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2009, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at December 31, 2008 (1)
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$117,674	$119,480	$119,480	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	23,746	23,837	1,250	12,683	3,088	-	2,971	3,845
Mortgage-backed securities (2)	58,355	60,482	-	-	-	-	-	60,482
Trust preferred securities	8,536	3,080	-	-	-	-	3,080	-
Other securities	6,199	5,048	-	2,859	-	-	2,184	5
Total investments	$214,510	$211,927	$120,730	$15,542	$3,088	$-	$8,235	$64,332

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

Other-than-temporary Impairment of Securities

Declines in the fair value, or unrealized losses, of all available for sale investment securities, are reviewed to determine whether the losses are either a temporary impairment or an other-than-temporary impairment (OTTI). Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income, and impact the Company’s equity position. Temporary adjustments do not impact net income. A recovery of available for sale security prices also is recorded as an adjustment to other comprehensive income for securities that are temporarily impaired, and results in a positive impact to the Company’s equity position.

OTTI is recorded when the fair value of an available for sale security is less than historical cost, and it is probable that all contractual cash flows will not be collected. Investment securities are evaluated for OTTI on at least a quarterly basis. In conducting this assessment, the Company evaluates a number of factors including, but not limited to:

•	how much fair value has declined below amortized cost;
•	how long the decline in fair value has existed;
•	the financial condition of the issuers;
•	contractual or estimated cash flows of the security;
•	underlying supporting collateral;
•	past events, current conditions and forecasts;
•	significant rating agency changes on the issuer; and
•	the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

If the Company intends to sell the security or if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, the entire amount of OTTI is recorded to noninterest income, and therefore, results in a negative impact to net income. Because the available for sale securities portfolio is recorded at fair value, the conclusion as to whether an investment decline is other-than-temporarily impaired, does not significantly impact the Company’s equity position, as the amount of the temporary adjustment has already been reflected in accumulated other comprehensive income/loss.

If the Company does not intend to sell the security and it is not more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis only the amount related to credit loss is recognized in earnings.  In determining the portion of OTTI that is related to credit loss, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The remaining portion of OTTI, related to other factors, is recognized in other comprehensive earnings, net of applicable taxes.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See heading “Investment Securities” for a discussion of the Company’s evaluation and subsequent charges for OTTI.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$119,967	-	$119,764	-
Interest-bearing	289,170	.90%	288,057	1.26%
Savings	93,789	1.00%	74,236	.92%
Time deposits	331,215	3.32%	313,729	3.91%
Total average deposits	$834,141	1.74%	$795,786	2.08%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2009 and for the year ended December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
High month-end balances of total deposits	$850,356	$810,756
Low month-end balances of total deposits	831,157	777,337

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
3 months or less	$28,024	$31,748
Over 3 through 6 months	55,133	18,189
Over 6 through 12 months	31,114	61,421
Over 12 months	20,792	24,865
Total	$135,063	$136,223

During the first three months of 2009, the balance of time deposits of $100,000 or more decreased by approximately $1.2 million. The decrease in balances was primarily attributable to declines in IRA accounts offset by an increase in consumer time deposits.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $15 million as of March 31, 2009 and December 31, 2008. The Company also maintains time deposits for the State of Illinois with balances of $4.4 million as of March 31, 2009 and December 31, 2008. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2009 and December 31, 2008 is presented below (dollars in thousands):

	March 31,	December 31,
	2009	2008

Securities sold under agreements to repurchase	$69,887	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	5,000
Fixed term – due after one year	27,750	32,750
Debt:
Loans due in one year or less	-	13,000
Junior subordinated debentures	20,620	20,620
Total	$128,257	$152,078
Average interest rate at end of period	2.32%	3.16%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$69,887	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	5,000
Fixed term – due after one year	32,750	37,750
Debt:
Loans due in one year or less	13,000	16,500
Junior subordinated debentures	20,620	20,620

	March 31,	December 31,
	2009	2008
Averages for the period (YTD)
Securities sold under agreements to repurchase	$66,758	$61,108
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,278	5,098
Fixed term – due after one year	32,472	36,275
Debt:
Loans due in one year or less	6,067	15,111
Junior subordinated debentures	20,620	20,620
Total	$131,195	$138,212
Average interest rate during the period	2.40%	3.64%

Securities sold under agreements to repurchase had seasonal declines of $10.8 million during the first three months of 2009. Loans due in one year or less decreased $13 million during the three-month period ended March 31, 2009 due to the pay down of the line of credit with The Northern Trust Company.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2009 the fixed term advances consisted of $37.75 million as follows:

•	$5 million advance at 4.82% with a 2-year maturity, due September 8, 2009
•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterl
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

At March 31, 2009, debt balances include a revolving credit agreement with The Northern Trust Company in the amount of $22.5 million. The balance on this line of credit was zero as of March 31, 2009. This loan was renegotiated on April 24, 2009. The new revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.375% as of March 31, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2009 and 2008 and December 31, 2008.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.92% and 6.56% at March 31, 2009 and December 31, 2008, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bear interest at a fixed rate of 6.98% (three-month LIBOR plus 160 basis points) paid quarterly and converts to floating rate (LIBOR plus 160 basis points) after June 15, 2011. The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending March 31, 2009, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule the delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2009 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$70,235	$-	$-	$-	$-	$-	$70,235	$70,235
Taxable investment securities	26,627	30,464	-	5,043	11,723	114,234	188,091	188,091
Nontaxable investment securities	752	1,156	662	695	852	19,707	23,824	23,836
Loans	335,281	125,288	113,836	75,282	38,120	22,672	710,479	727,901
Total	$432,895	$156,908	$114,498	$81,020	$50,695	$156,613	$992,629	$1,010,063
Interest-bearing liabilities:
Savings and N.O.W. accounts	$65,756	$13,539	14,092	$20,170	$20,811	$124,003	$258,371	$258,371
Money market accounts	116,523	1,161	1,193	1,548	1,580	8,351	130,356	130,356
Other time deposits	295,078	25,867	5,601	9,018	6,082	220	341,866	345,602
Short-term borrowings/debt	69,887	-	-	-	-	-	69,887	69,895
Long-term borrowings/debt	20,310	8,000	20,310	4,750	-	5,000	58,370	61,040
Total	$567,554	$48,567	$41,196	$35,486	$28,473	$137,574	$858,850	$865,264
Rate sensitive assets – rate sensitive liabilities	$(134,659)	$108,341	$73,302	$45,534	$22,222	$19,039	$133,779
Cumulative GAP	$(134,659)	$(26,318)	$46,984	$92,518	$114,740	$133,779

Cumulative amounts as % of total Rate sensitive assets	-13.6%	10.9%	7.4%	4.6%	2.2%	1.9%
Cumulative Ratio	-13.6%	-2.7%	4.7%	9.3%	11.6%	13.5%

The static GAP analysis shows that at March 31, 2009, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At March 31, 2009, the Company’s stockholders' equity had increased $23 million, or 28%, to $105,936,000 from $82,778,000 as of December 31, 2008. On February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B, 9% Non-Cumulative Perpetual Convertible Preferred Stock.  On February 11, 2009, $22,635,000 of the Series B Preferred Stock was issued and sold by the Company to certain of the investors.  The balance of the Series B Preferred Stock will be issued to the remaining investors upon the completion of the bank regulatory process applicable to their purchases. See the heading “Preferred Stock” in the notes to the financial statements for additional information regarding this issuance. In addition, during the first three months of 2009, net income contributed $2,185,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities decreased stockholders' equity by $1,168,000, net of tax.  Additional purchases of treasury stock (49,784 shares at an average cost of $20.93 per share) also decreased stockholders’ equity by approximately $1,042,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2009 and December 31, 2008, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2009, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital (to risk-weighted assets)
Company	$118,512	15.15%	$62,561	> 8.00%	N/A	N/A
First Mid Bank	103,765	13.36	62,136	> 8.00%	$77,670	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	110,518	14.13	31,281	> 4.00%	N/A	N/A
First Mid Bank	95,771	12.33	31,068	> 4.00%	46,602	> 6.00%
Tier 1 Capital (to average assets)
Company	110,518	10.51	42,064	> 4.00%	N/A	N/A
First Mid Bank	95,771	9.16	41,837	> 4.00%	52,297	> 5.00%

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital (to risk-weighted assets)
Company	$93,469	11.99%	$62,364	> 8.00%	N/A	N/A
First Mid Bank	100,531	13.00	61,855	> 8.00%	$77,319	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	85,882	11.02	31,182	> 4.00%	N/A	N/A
First Mid Bank	92,944	12.02	30,927	> 4.00%	46,391	> 6.00
Tier 1 Capital (to average assets)
Company	85,882	8.41	40,845	> 4.00%	N/A	N/A
First Mid Bank	92,844	9.16	40,600	> 4.00%	50,750	> 5.00

These ratios allow the Company to operate without capital adequacy concerns.

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first quarter of 2009.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $51.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

During the three-month period ending March 31, 2009, the Company repurchased 49,784 shares at a total cost of approximately $1,042,000. Since 1998, the Company has repurchased a total of 2,664,308 shares at a total price of approximately $51,209,000.  As of March 31, 2009, the Company was authorized per all repurchase programs to purchase $497,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2009, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2009, the excess collateral at the FHLB would support approximately $75.3 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2009, the Company had a revolving credit agreement in the amount of $22.5 million with The Northern Trust Company with an outstanding balance of $0 and $22.5 million in available funds.  This loan was renegotiated on April 24, 2009. The present revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.375% as of March 31, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2009 and 2008 and December 31, 2008.

In response to the overall economy, the Company has made a concerted effort during 2008 and 2009 to increase its liquidity to levels above that which management believes would normally be required for operations. As a result, cash and excess funds balances have increased to $119.8 million as of March 31, 2009 compared to $64.7 million as of March 31, 2008 and $86.4 million as of December 31, 2008.  Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$341,866	$291,400	$33,303	$16,943	$220
Debt	20,620	-	-	-	20,620
Other borrowings	107,637	97,387	5,500	4,750	-
Operating leases	3,049	518	888	744	899
Supplemental retirement	882	59	100	200	523
	$474,054	$389,364	$39,791	$22,637	$22,262

For the three-month period ended March 31, 2009, net cash of $.5 million and $41.3 million was provided from operating activities and financing activities, respectively and $8.7 million was used in investing activities.  In total, cash and cash equivalents increased by $33.1 million since year-end 2008.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Unused commitments and lines of credit:
Commercial real estate	$16,466	$21,876
Commercial operating	72,827	73,406
Home equity	21,041	21,350
Other	36,414	29,674
Total	$146,748	$146,306

Standby letters of credit	$5,691	$6,579

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2008.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  There has been no material change to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 -- January 31, 2009	-	$-	-	$1,539,000
February 1, 2009 -- February 28, 2009	27,472	$19.78	27,472	$996,000
March 1, 2009 – March 31, 2009	22,312	$22.35	22,312	$497,000
Total	49,784	$20.93	49,784	$497,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 8, 2009

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

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 9)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002