Form 10-Q
period 2009-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2009-08-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
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

As of August 4, 2009, 6,142,404 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30	December 31,
	2009	2008
Assets
Cash and due from banks:
Non-interest bearing	$23,259	$17,756
Interest bearing	70,636	30,587
Federal funds sold	60,000	38,300
Cash and cash equivalents	153,895	86,643
Investment securities:
Available-for-sale, at fair value	254,069	169,476
Held-to-maturity, at amortized cost (estimated fair value of $470 and
$610 at June 30, 2009 and December 31, 2008, respectively)	459	599
Loans held for sale	1,550	537
Loans	690,699	741,401
Less allowance for loan losses	(8,573)	(7,587)
Net loans	682,126	733,814
Interest receivable	6,370	7,161
Other real estate owned	1,859	2,388
Premises and equipment, net	15,462	14,985
Goodwill, net	17,363	17,363
Intangible assets, net	3,184	3,562
Other assets	13,967	13,172
Total assets	$1,150,304	$1,049,700
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$118,114	$119,986
Interest bearing	788,739	686,368
Total deposits	906,853	806,354
Securities sold under agreements to repurchase	67,761	80,708
Interest payable	2,019	1,616
FHLB borrowings	37,750	37,750
Other borrowings	-	13,000
Junior subordinated debentures	20,620	20,620
Other liabilities	7,190	6,874
Total liabilities	1,042,193	966,922
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,527 shares in 2009	22,635	-
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,328,123 shares in 2009 and 7,254,117 shares in 2008	29,312	29,017
Additional paid-in capital	26,402	25,289
Retained earnings	60,317	58,059
Deferred compensation	2,848	2,787
Accumulated other comprehensive loss	(63)	(416)
Less treasury stock at cost, 1,185,719 shares in 2009
and 1,121,273 shares in 2008	(33,340)	(31,958)
Total stockholders’ equity	108,111	82,778
Total liabilities and stockholders’ equity	$1,150,304	$1,049,700

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$10,543	$11,944	$21,406	$24,298
Interest on investment securities	2,285	2,121	4,369	4,243
Interest on federal funds sold	22	93	35	251
Interest on deposits with other financial institutions	56	126	60	279
Total interest income	12,906	14,284	25,870	29,071
Interest expense:
Interest on deposits	3,703	4,326	7,276	9,176
Interest on securities sold under agreements to repurchase	31	196	57	564
Interest on FHLB borrowings	425	505	848	1,041
Interest on other borrowings	-	129	22	294
Interest on subordinated debentures	256	326	572	692
Total interest expense	4,415	5,482	8,775	11,767
Net interest income	8,491	8,802	17,095	17,304
Provision for loan losses	638	868	1,242	1,059
Net interest income after provision for loan losses	7,853	7,934	15,853	16,245
Other income:
Trust revenues	545	661	1,124	1,405
Brokerage commissions	133	221	212	320
Insurance commissions	422	420	1,167	1,129
Service charges	1,220	1,396	2,354	2,717
Securities gains, net	207	70	207	221
Total other-than-temporary impairment losses	-	-	(1,943)	-
Portion of loss recognized in other comprehensive loss	-	-	1,074	-
Other-than-temporary impairment losses recognized in earnings	-	-	(869)	-
Gain on sale of merchant banking portfolio	-	-	1,000	-
Mortgage banking revenue, net	303	135	391	243
Other	814	1,175	1,741	2,013
Total other income	3,644	4,078	7,327	8,048
Other expense:
Salaries and employee benefits	4,245	4,314	8,449	8,438
Net occupancy and equipment expense	1,229	1,231	2,543	2,466
Net other real estate owned expense	203	84	276	158
FDIC insurance	628	21	1,264	44
Amortization of intangible assets	186	191	378	382
Stationery and supplies	131	138	265	281
Legal and professional	565	337	1,038	816
Marketing and donations	261	115	452	291
Other	1,167	1,497	2,333	2,837
Total other expense	8,615	7,928	16,998	15,713
Income before income taxes	2,882	4,084	6,182	8,580
Income taxes	883	1,390	1,998	2,964
Net income	$1,999	$2,694	$4,184	$5,616
Dividends on preferred shares	509	-	775	-
Net income available to common stockholders	$1,490	$2,694	$3,409	$5,616
Per share data:
Basic earnings per common share	$0.25	$0.43	$0.56	$0.90
Diluted earnings per common share	$0.24	$0.42	$0.55	$0.88
Cash dividends per common share	$0.19	$0.19	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$ 4,184	$ 5,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,242	1,059
Depreciation, amortization and accretion, net	1,454	1,088
Stock-based compensation expense	27	30
Gains on investment securities, net	(207)	(221)
Other-than-temporary impairment losses recognized in earnings	869
Losses on sales of other real property owned, net	234	135
Losses on write down of fixed assets	80	132
Gain on sale of merchant banking portfolio	(1,000)	-
Gains on sale of loans held for sale, net	(429)	(271)
Origination of loans held for sale	(42,402)	(28,046)
Proceeds from sale of loans held for sale	41,818	24,014
Increase in other assets	(378)	(572)
Increase in other liabilities	1,122	191
Net cash provided by operating activities	6,614	3,155
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	7,709	-
Proceeds from maturities of securities available-for-sale	29,315	73,418
Proceeds from maturities of securities held-to-maturity	140	580
Purchases of securities available-for-sale	(121,978)	(60,460)
Net decrease in loans	50,446	5,139
Purchases of premises and equipment	(1,278)	(377)
Proceeds from sales of other real property owned	1,459	341
Net cash (used in) provided by investing activities	(34,187)	18,641
Cash flows from financing activities:
Net increase in deposits	100,499	25,409
Decrease in repurchase agreements	(12,947)	(12,782)
Repayment of short term FHLB advances	-	(10,000)
Proceeds from long term debt	-	5,000
Repayment of long term debt	(13,000)	(3,000)
Proceeds from issuance of common stock	480	800
Proceeds from issuance of preferred stock	22,635	-
Purchase of treasury stock	(1,321)	(3,665)
Dividends paid on common stock	(1,521)	(1,553)
Net cash provided by financing activities	94,825	209
Increase in cash and cash equivalents	67,252	22,005
Cash and cash equivalents at beginning of period	86,643	31,123
Cash and cash equivalents at end of period	$153,895	$53,128

	Six months ended June 30,
	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,372	$11,298
Income taxes	3,531	4,022
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,159	1,506
Dividends reinvested in common stock	807	824
Net tax benefit related to option and deferred compensation plans	95	355

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2009 and 2008, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. The Company operates as a one-segment entity for financial reporting purposes.

The 2008 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2009.

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

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008.  “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2009 was $13.92.

Comprehensive Income

The Company’s comprehensive income for the six-month periods ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$1,999	$2,694	$4,184	$5,616
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	1,797	(5,800)	215	(4,469)
Unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	901	-	(300)	-
Less realized (gains) losses included in income	(207)	(70)	662	(221)
Other comprehensive income (loss) before taxes	2,491	(5,870)	577	(4,690)
Tax benefit (expense)	(970)	2,288	(224)	1,828
Total other comprehensive income (loss)	1,521	(3,582)	353	(2,862)
Comprehensive income (loss)	$3,520	$(888)	$4,537	$2,754

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$68	$-	$68
Other-than-temporary impairment losses on securities	-	(172)	(172)
Tax benefit (expense)	(26)	67	41
Balance at June 30, 2009	$41	$(106)	$(63)

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$(2,895)	$-	$(2,895)
Tax benefit (expense)	1,129	-	1,129
Balance at June 30, 2008	$(1,766)	$-	$(1,766)

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

In February 2008, the Financial Accounting Standards Board (“FASB”) issued two FASB Staff Positions (“FSP”) on Statement No. 157: FSP FAS 157-1, “Application of FASB Statement  No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 excludes fair value measurements related to leases from the disclosure requirements of FAS 157. FSP FAS 157-2 delays the effective date of FAS 157 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The application of FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That
Asset Is Not Active.” This FSP addresses application issues related to FAS 157 in determining the fair value of a financial asset when the market for that financial asset is not active.

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

FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.” FSP FAS 115-2 and 124-2 was issued in April 2009 and amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company elected to adopt FSP FAS 115-2 and 124-2 as of March 31, 2009. The early adoption of FSP FAS 115-2 and 124-2 reduced the loss recognized in earnings on trust preferred securities determined to be other-than-temporarily impaired by $1.1 million. See discussion in the notes to the financial statements under heading “Investment Securities” for more detailed information.

FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was issued in April 2009 and amended SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods. The implementation of FSP FAS 107-1 and APB-28-1 did not have a material impact on the Company’s consolidated financial statements.

FSP EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” In January 2009, the FASB issued FSP EITF 99-20-1 to amend the impairment guidance in EITF Issue No. 99-20 in order to achieve more consistent determination of whether an other-than-temporary impairment (OTTI) has occurred. Prior to this FSP, the impairment model in EITF 99-20 was different from FASB Statement No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities”. This FSP amended EITF 99-20 to more closely align the OTTI guidance therein to the guidance in FAS 115. Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at June 30, 2009.

Statement of Financial Accounting No. 165 (FAS 165), “Subsequent Events.”  FAS 165 was issued by FASB in May 2009. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The requirements of this statement are to be applied to interim and annual financial periods ending after June 15, 2009. The requirements of FAS 165 did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting No. 166 (FAS 166), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  In June 2009, the FASB issued FAS 166 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The requirements of FAS 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the application of FAS 166 to have a material effect on its consolidated financial statements.

Statement of Financial Accounting No. 167 (FAS 167), “Amendments to FASB Interpretation No. 46(R).”  In June 2009, the FASB issued FAS 167 to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The requirements of FAS 167 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the application of FAS 166 to have a material effect on its consolidated financial statements.

Statement of Financial Accounting No. 168 (FAS 168), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB issued FAS 168 In June 2009. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The Company does not expect the adoption of FAS 168 to have a material impact on its consolidated financial statements.

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

The components of basic and diluted earnings per common share for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Basic Earnings per Common Share:
Net income	$1,999,000	$2,694,000	$4,184,000	$5,616,000
Preferred stock dividends	(509,000)	-	(775,000)	-
Net income available to common stockholders	$1,490,000	$2,694,000	$3,409,000	$5,616,000
Weighted average common shares outstanding	6,127,132	6,234,354	6,133,420	6,256,241
Basic earnings per common share	$.25	$.43	$.56	$.90
Diluted Earnings per Common Share:
Net income available to common stockholders	$1,490,000	$2,694,000	$3,409,000	$5,616,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,490,000	$2,694,000	$3,409,000	$5,616,000
Weighted average common shares outstanding	6,127,132	6,234,354	6,133,420	6,256,241
Dilutive potential common shares:
Assumed conversion of stock options	42,479	106,864	44,712	112,296
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,169,611	6,341,218	6,178,132	6,368,537
Diluted earnings per common share	$.24	$.42	$.55	$.88

The following shares were not considered in computing diluted earnings per share for the six-month periods ended June 30, 2009 and 2008 because they were anti-dilutive:

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008
Stock options to purchase shares of common stock	205,470	124,813	205,470	124,813
Average dilutive potential common shares associated with convertible preferred stock	1,027,629	--	1,027,629	--

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2009 and December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2009
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$121,733	$1,927	$(109)	$123,551
Obligations of states and political subdivisions	23,292	240	(586)	22,946
Mortgage-backed securities	94,440	2,043	(146)	96,337
Trust preferred securities	8,520	-	(3,185)	5,335
Other securities	6,188	-	(288)	5,900
Total available-for-sale	$254,173	$4,210	$(4,314)	$254,069
Held-to-maturity:
Obligations of states and political subdivisions	$459	$11	$-	$470

December 31, 2008
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$72,074	$2,567	$(9)	$74,632
Obligations of states and political subdivisions	21,443	106	(627)	20,922
Mortgage-backed securities	61,102	1,715	(15)	62,802
Trust preferred securities	9,328	-	(3,950)	5,378
Other securities	6,210	-	(468)	5,742
Total available-for-sale	$170,157	$4,388	$(5,069)	$169,476
Held-to-maturity:
Obligations of states and political subdivisions	$599	$11	$-	$610

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from 4 years to 30 years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the under-lying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.  Except as discussed below, management believes the declines in fair value for these securities are temporary.

Realized gains and losses resulting from sales of securities were as follows during the periods ended June 30, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	June 30,	June 30,	December 31,
	2009	2008	2008
Gross gains	207	221	293
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2009 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$45,829	$65,004	$10,900	$-	$121,733
Obligations of state and
political subdivisions	3,590	2,738	16,641	323	23,292
Mortgage-backed securities	5,811	73,334	15,295	-	94,440
Trust preferred securities	304	8,216	-	-	8,520
Other securities	-	6,153	-	35	6,188
Total investments	$55,534	$155,445	$42,836	$358	$254,173

Weighted average yield	3.43%	3.84%	4.54%	4.06%	3.87%
Full tax-equivalent yield	3.45%	3.87%	5.26%	5.94%	4.04%

Held-to-maturity:
Obligations of state and
political subdivisions	$408	$51	$-	$-	$459

Weighted average yield	5.21%	4.75%	-%	-%	5.16%
Full tax-equivalent yield	7.64%	5.96%	-%	-%	7.46%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2009.

Investment securities carried at approximately $189,055,000 and $152,598,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$17,496	$(109)	$-	$-	$17,496	$(109)
Obligations of states and political subdivisions	11,565	(462)	1,105	(124)	12,670	(586)
Mortgage-backed securities	22,875	(143)	255	(3)	23,130	(146)
Trust preferred securities	-	-	5,335	(3,185)	5,335	(3,185)
Other securities	9	(26)	5,891	(262)	5,900	(288)
Total	$51,945	$(740)	$12,586	$(3,574)	$64,531	$(4,314)

December 31, 2008:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$5,707	$(9)	$5,707	$(9)
Obligations of states and political subdivisions	12,262	(627)	-	-	12,262	(627)
Mortgage-backed securities	826	(15)	-	-	826	(15)
Trust preferred securities	3,448	(842)	1,930	(3,108)	5,378	(3,950)
Other securities	5,742	(468)			5,742	(468)
Total	$22,278	$(1,952)	$7,637	$(3,117)	$29,915	$(5,069)

Obligations of states and political subdivisions

At June 30, 2009, there were four obligations of states and political subdivisions issued by two municipalities with a fair value of $1,105,000 and unrealized losses of $124,000 in a continuous unrealized loss position for twelve months or more.  This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

Mortgage-backed Securities

At June 30, 2009, there were three mortgage-backed securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with a fair value of $255,000 and unrealized losses of $3,000 in a continuous unrealized loss position for twelve months or more.  This position was due to intermediate rates increasing since the purchase of these securities resulting in the market value of the securities being lower than book value. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2009.

Trust Preferred Securities

At June 30, 2009, there were four trust preferred securities with a fair value of $5,335,000 and unrealized losses of $3,185,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The June 30, 2009 cash flow analysis for two of these securities showed it is probable the Company will receive all contracted principal and interest with no deferral of interest payments projected. At March 31, 2009, analysis of the remaining two securities indicated OTTI and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded an impairment charge of approximately $869,000 for the credit portion of the unrealized loss of these two trust preferred securities. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of March 31, 2009. At June 30, 2009, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected for these two securities. Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at June 30, 2009.

Other securities

At June 30, 2009, there were two corporate bonds with a fair value of $5,891,000 and unrealized losses of $262,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of these securities has led to increased supply, while demand has decreased, leading to devaluation of the securities. Management has evaluated these securities and believes the decline in market value is liquidity, and not credit, related. Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider them to be other than temporarily impaired at June 30, 2009.

The Company does not believe any other individual unrealized loss as of June 30, 2009 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six-months ended June 30, 2009 (in thousands).

Accumulated
Credit Losses
June 30, 2009
Credit losses on trust preferred securities held
Beginning of period	$869
Additions related to OTTI losses not previously recognized	-
Reductions due to sales	-
Reductions due to change in intent or likelihood of sale	-
Additions related to increases in previously recognized OTTI losses	-
Reductions due to increases in expected cash flows	-
End of period	$869

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,463	3,015	2,362
Core deposit intangibles	5,936	3,796	5,936	3,614
Customer list intangibles	1,904	1,412	1,904	1,317
	$31,978	$11,431	$31,978	$11,053

Total amortization expense for the six months ended June 30, 2009 and 2008 was as follows (in thousands):

	June 30,
	2009	2008
Intangibles from branch acquisition	$101	$100
Core deposit intangibles	182	186
Customer list intangibles	95	96
	$378	$382

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/09-06/30/09	$378

Estimated amortization expense:
For period 07/01/09-12/31/09	$352
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313
For year ended 12/31/14	$313

In accordance with the provisions of SFAS 142, the Company performed testing of goodwill for impairment as of September 30, 2008 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB  to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during the first six months of 2009. The Company evaluated its investment in FHLB stock, and deemed it was not other-than-temporarily impaired as of June 30, 2009.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had seasonal declines of $12.9 million during the first six months of 2009. Other borrowings decreased $13 million during the six-month period ended June 30, 2009. This decrease was due to paying down of the Company’s revolving credit line with The Northern Trust Company in the first quarter of  2009.

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements Using
June 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$254,069	$9	$248,645	$5,415

		Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$169,476	$7	$164,010	$5,459

The following table is a reconciliation of the beginning and ending recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (level 3) inputs (in thousands) for the period ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$3,162	$8,459	$5,459	$9,491
Total realized and unrealized gains and losses:
Included in net income	2	1	(907)	2
Included in other comprehensive income	2,271	(1,252)	768	(2,080)
Purchases, issuances and settlements	(20)	(10)	95	(215)
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$5,415	$7,198	$5,415	$7,198

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(869)	$-	$(869)	$-

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. Impaired loans for which the specific reserve was adjusted in accordance with FAS 114 had a carrying amount of $4.4 million and a fair value of $3.7 million resulting in specific loss exposures of $692,000 as of June 30, 2009, an increase of $428,000 from March 31, 2009. The increase in these impaired loans during the second quarter of 2009 was primarily the result of two loans added to substandard classifications which had impairments.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. Other real estate owned measured at fair value on a nonrecurring basis in the second quarter of 2009 amounted to $297,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements Using
Carrying value at June 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,842	$-	$-	$3,842
Foreclosed assets held for sale	297	-	-	297

	Fair Value Measurements Using
Carrying value at December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,584	$-	$-	$1,584

Other

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, Interest-bearing Deposits and Federal Reserve and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Held-to-maturity Securities

Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

For loans with floating interest rates, it is assumed that the estimated fair values generally approximate the carrying amount balances.  Fixed rate loans have been valued using a discounted present value of projected cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The carrying amount of accrued interest approximates it fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings and Interest Payable

The carrying amount approximates fair value.

Long-term Debt and Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$23,259	$23,259	$17,756	$17,756
Interest-bearing deposits	130,636	130,636	68,887	68,887
Available-for-sale securities	254,069	254,069	169,476	169,476
Held-to-maturity securities	459	470	599	610
Loans held for sale	1,550	1,550	537	537
Loans net of allowance for loan losses	682,126	697,599	733,814	752,735
Interest receivable	1,859	1,859	2,388	2,388
Federal Reserve Bank stock	1,368	1,368	1,366	1,366
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$906,853	$909,211	$806,354	$811,284
Securities sold under agreements to repurchase	67,761	67,769	80,708	80,720
Interest payable	2,019	2,019	1,616	1,616
Federal Home Loan Bank borrowings	37,750	39,966	37,750	40,763
Other borrowings	-	-	13,000	13,000
Junior subordinated debentures	20,620	20,620	20,620	20,620

Subsequent Events

Subsequent events have been evaluated through August 4, 2009, which is the date the financial statements were issued.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the six-month periods ended June 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  In 2008, the FDIC made two changes to the rules that broadened the FDIC insurance.  On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor until December 31, 2009. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that the purpose of these actions is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in exchange for final coverage for all transaction accounts.

First Mid Bank elected to participate in both parts of the TLGP. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Bank did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008 (approximately $18.3 million). The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transactions accounts that exceed $250,000. The Company has expensed $20,000 for this program in 2009 and does not believe this amount will have a material effect on its consolidated financial statements.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the Restoration Plan to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporates additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009 and is payable at the end of September 2009. The Company expensed $311,000 for the 2009 second quarter assessment compared to $293,000 for the 2009 first quarter assessment.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, on May 6, 2009, the U.S. Senate passed a bill (S. 896) that increases the
FDIC’s Treasury borrowing authority from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus it Tier 1 capital, as of June 30, 2009. The assessment is capped at 10 basis points of an institution’s domestic deposits so that no institution will pay an amount higher than they would have under the interim rule. This special assessment will be collected September 30, 2009. The Company expensed $522,000 as of June 30, 2009 for this special assessment. The FDIC stated that an additional special assessment of up to 5 basis points is probable but the amount is uncertain.

On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.

Properties

During the first quarter of 2008, the Company obtained an independent appraisal of its DeLand property, closed in 2007, in anticipation of possibly donating or selling this property.  During the second quarter of 2008, the Company adjusted its carrying value of the property to the appraised value which resulted in a loss of $132,000 in the consolidated financial statements. The property was sold during the first quarter of 2009 for its appraised value of $50,000.

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

Net income was $4,184,000 and $5,616,000 and diluted earnings per common share was $.55 and $.88 for the six months ended June 30, 2009 and 2008, respectively. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2009 and 2008, compared to the performance ratios for the year ended December 31, 2008:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2009	2008	2008
Return on average assets	.76%	1.10%	1.03%
Return on average equity	8.22%	13.58%	12.87%
Average equity to average assets	9.27%	8.13%	8.00%

Total assets at June 30, 2009 and December 31, 2008 were $1.15 million and $1.05 million, respectively. The increase in net assets was primarily due to an increase in interest-bearing deposits held by the Company and available-for-sale securities, offset by decreases in net loans.  Available-for-sale securities increased by $84.6 million during the first six months of 2009 due to investments of excess cash in short term U.S. treasury and government agency securities. Net loan balances were $682 million at June 30, 2009, a decrease of $52 million, or 7%, from $734 million at December 31, 2008 primarily due to a decline in the balances of retail and commercial and agricultural operating loans. Total deposit balances increased to $907 million at June 30, 2009 from $806 million at December 31, 2008 due to increased balances in interest bearing transaction accounts, savings accounts and time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.32% for the six months ended June 30, 2009, down from 3.62% for the same period in 2008. Net interest income before the provision for loan losses was $17.1 million compared to net interest income of $17.3 million for the same period in 2008. This decline was a result of the Company maintaining a higher level of liquidity through greater cash and interest bearing balances from banks to ensure sufficient capacity to meet depositor needs.  These liquid assets are generally lower yielding than other interest-bearing assets.  Combined with the decline in loan balances, the net interest margin for the six months ended June 30, 2009 has decreased compared to the same period in 2008.

Noninterest income decreased $.7 million or 9%, to $7.3 million for the six months ended June 30, 2009 compared to $8 million for the six months ended June 30, 2008. The decrease in noninterest income was due to declines overdraft fees, trust revenues and an impairment charge on securities offset by a $1 million gain from the sale of the bank’s merchant card servicing portfolio.

Noninterest expense increased 8.2%, or $1.3 million, to $17 million for the six months ended June 30, 2009 compared to $15.7 million during the same period in 2008.  The increase in noninterest expense was primarily due to an increase in FDIC insurance assessments for the first two quarters of 2009.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2009 versus 2008	2009 versus 2008
	Three months ended June 30	Six months ended June 30
Net interest income	$(311)	$(209)
Provision for loan losses	230	(183)
Other income, including securities transactions	(434)	(721)
Other expenses	(687)	(1,285)
Income taxes	507	966
Decrease in net income	$(695)	$(1,432)

Credit quality is an area of importance to the Company. Total nonperforming loans were $10.5 million at June 30, 2009, compared to $5.6 million at June 30, 2008 and $7.3 million at December 31, 2008. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Other real estate owned balances totaled $1.9 million at June 30, 2009 compared to $1.8 million on June 30, 2008 and $2.4 million on December 31, 2008. The Company’s provision for loan losses for the six months ended June 30, 2009 and 2008 was $1.2 million and $1.1 million, respectively.  At June 30, 2009, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% and 70% of the loan portfolio as of June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, annualized net charge-offs were .07% of average loans compared to .27% for the same period in 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2009 and 2008 and December 31, 2008 was 14.37%, 10.78% and 11.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2009 and 2008 and December 31, 2008 was 15.47%, 11.6% and 11.99%, respectively. The increase in 2009 was primarily the result of the issuance of $22,635,000 of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock and changes in federal banking and thrift regulatory agency rules that permit banking organizations to reduce the amount of goodwill that must be deducted from Tier 1 capital by any associated deferred tax liability.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2009 and 2008 were $139.4 million and $160.5 million, respectively.  The decrease is primarily attributable to decreases in commercial real estate and commercial operating lines of credit.

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

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$68,863	$60	.18%	$23,710	$279	2.37%
Federal funds sold	49,171	35	.14%	19,636	251	2.57%
Investment securities
Taxable	183,497	3,894	4.24%	153,646	3,856	5.02%
Tax-exempt (1)	23,308	475	4.08%	19,252	387	4.02%
Loans (2)(3)	711,179	21,406	6.07%	737,824	24,298	6.62%
Total earning assets	1,036,018	25,870	5.04%	954,068	29,071	6.12%
Cash and due from banks	17,752			19,643
Premises and equipment	15,234			15,308
Other assets	37,078			33,816
Allowance for loan losses	(8,058)			(6,283)
Total assets	$1,098,024			$1,016,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$307,879	$1,378	.90%	$288,534	$2,030	1.42%
Savings deposits	98,273	455	.93%	62,250	186	.60%
Time deposits	332,832	5,443	3.30%	322,369	6,960	4.34%
Securities sold under agreements to repurchase	68,782	57	.17%	56,975	564	1.99%
FHLB advances	37,750	848	4.53%	43,135	1,042	4.85%
Federal funds purchased	6	-	.47%	-	-	-
Junior subordinated debt	20,620	572	5.59%	20,620	692	6.75%
Other debt	3,022	22	1.48%	14,942	293	3.94%
Total interest-bearing liabilities	869,164	8,775	2.04%	808,825	11,767	2.93%
Non interest-bearing demand deposits	119,727			118,214
Other liabilities	7,374			6,821
Stockholders' equity	101,759			82,692
Total liabilities & equity	$1,098,024			$1,016,552
Net interest income		$17,095			$17,304
Net interest spread			3.00%			3.19%
Impact of non-interest bearing funds			.32%			.43%

Net yield on interest- earning assets			3.32%			3.62%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the sxi months ended June 30, 2009, compared to the same period in 2008 (in thousands):

	For the six months ended June 30,
	2009 compared to 2008
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(219)	$551	$(770)
Federal funds sold	(216)	453	(669)
Investment securities:
Taxable	38	1,353	(1,315)
Tax-exempt (2)	88	83	5
Loans (3)	(2,892)	(876)	(2,016)
Total interest income	(3,201)	1,564	(4,765)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(652)	364	(1,016)
Savings deposits	269	138	131
Time deposits	(1,517)	619	(2,136)
Securities sold under
agreements to repurchase	(507)	290	(797)
FHLB advances	(194)	(127)	(67)
Federal funds purchased	-	-	-
Junior subordinated debt	(120)	-	(120)
Other debt	(271)	(152)	(119)
Total interest expense	(2,992)	1,132	(4,124)
Net interest income	$(209)	$432	$(641)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income decreased $209,000, or 1.2%, to $17.1 million for the six months ended June 30, 2009, from $17.3 million for the same period in 2008. The decrease in net interest income was due to decline in the Company’s net interest margin offset by growth in earning assets.

For the six months ended June 30, 2009, average earning assets increased by $81.9 million, or 8.6%, and average interest-bearing liabilities increased $60.3 million, or 7.5%, compared with average balances for the same period in 2008. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $45.2 million or 190.4%.

•	Average federal funds sold increased $29.5 million or 150.4%.

•	Average loans decreased by $26.6 million or 3.6%.

•	Average securities increased by $33.9 million or 19.6%.

•	Average deposits increased by $65.8 million or 9.8%.

•	Average securities sold under agreements to repurchase increased by $11.8 million or 20.7%.

•	Average borrowings and other debt decreased by $17.3 million or 22%.

•	Net interest margin decreased to 3.32% for the first six months of 2009 from 3.62% for the first six months of 2008.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.38% and 3.70% for the first six months of 2009 and 2008, respectively. The TE adjustments to net interest income for June 30, 2009 and 2008 were $245,000 and $199,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2009 and 2008 was $1,242,000 and $1,059,000, respectively.  Nonperforming loans were $10.5 million and $5.6 million as of June 30, 2009 and 2008, respectively.  Net charge-offs were $257,000 for the six months ended June 30, 2009 compared to $1,004,000 during the same period in 2008.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	$ Change	2009	2008	$ Change
Trust	$545	$661	$(116)	$1,124	$1,405	$(281)
Brokerage	133	221	(88)	212	320	(108)
Insurance commissions	422	420	2	1,167	1,129	38
Service charges	1,220	1,396	(176)	2,354	2,717	(363)
Security gains	207	70	137	207	221	(14)
Impairment losses on securities	-	-	-	(869)	-	(869)
Gain on sale of merchant banking portfolio	-	-	-	1,000	-	1,000
Mortgage banking	303	135	168	391	243	148
Other	814	1,175	(361)	1,741	2,013	(272)
Total other income	$3,644	$4,078	$(434)	$7,327	$8,048	$(721)

Following are explanations of the changes in these other income categories for the three months ended June 30, 2009 compared to the same period in 2008:

•
Trust revenues decreased $116,000 or 17.5% to $545,000 from $661,000 due primarily to a decrease in revenues from employee benefit accounts. Trust assets, at market value, were $434.6 million at June 30, 2009 compared to $450.2 million at June 30, 2008.

•	Revenues from brokerage decreased $88,000 or 39.8% to $133,000 from $221,000 due to a reduction in commissions received from the sale of annuities.

•	Insurance commissions increased $2,000 or .5% to $422,000 from $420,000.

•
Fees from service charges decreased $176,000 or 12.6% to $1,220,000 from $1,396,000.  This was primarily the result of a decrease in the number of overdrafts during the second quarter of 2009 compared to the same period in 2008.

•
The sale of securities during the three months ended June 30, 2009 resulted in net securities gains of $207,000 compared to the three months ended June 30, 2008 which resulted in net securities gains of $70,000.

•	Mortgage banking income increased $168,000 or 124.4% to $303,000 from $135,000. Loans sold balances were as follows:

•	$31.4 million (representing 264 loans) for the second quarter of 2009.
•	$13.2 million (representing 114 loans) for the second quarter of 2008.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income decreased $361,000 or 30.7% to $814,000 from $1,175,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 net of increases in waivers of loan late fees.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2009 compared to the same period in 2008:

•
Trust revenues decreased $281,000 or 20% to $1,124,000 from $1,405,000 due primarily to a decrease in revenues from employee benefit accounts. Trust assets, at market value, were $434.6 million at June 30, 2009 compared to $450.2 million at June 30, 2008.

•	Revenues from brokerage decreased $108,000 or 33.8% to $212,000 from $320,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions increased $38,000 or 3.4% to $1,167,000 from $1,129,000 due to an increase in income received from carriers for reduced claim experience offset by a decrease in commissions received during the first six months of 2009 compared to the same period in 2008.

•
Fees from service charges decreased $363,000 or 13.4% to $2,354,000 from $2,717,000.  This was primarily the result of a decrease in the number of overdrafts during the first six months of 2009 compared to the same period in 2008.

•
The sale of securities during the six months ended June 30, 2009 resulted in net securities gains of $207,000 compared to the six months ended June 30, 2008 which resulted in net securities gains of $221,000.

•
During the first quarter of 2009, the Company recorded other-than-temporary impairment charges amounting to $869,000 for two of its investments in trust preferred securities. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2008.

•	Mortgage banking income increased $148,000 or 60.9% to $391,000 from $243,000. Loans sold balances were as follows:

•	$41.4 million (representing 349 loans) for the first six months of 2009.
•	$23.7 million (representing 194 loans) for the first six months of 2008.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income decreased $272,000 or 13.5% to $1,741,000 from $2,013,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 net of increases in waivers of loan late fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2009	2008	$ Change	2009	2008	$ Change
Salaries and benefits	$4,245	$4,314	$(69)	$8,449	$8,438	$11
Occupancy and equipment	1,229	1,231	(2)	2,543	2,466	77
Amortization of intangibles	186	191	(5)	378	382	(4)
Net other real estate owned expense	203	84	119	276	158	118
FDIC insurance expense	628	21	607	1,264	44	1,220
Stationery and supplies	131	138	(7)	265	281	(16)
Legal and professional fees	565	337	228	1,038	816	222
Marketing and promotion	261	115	146	452	291	161
Other operating expenses	1,167	1,497	(330)	2,333	2,837	(504)
Total other expense	$8,615	$7,928	$687	$16,998	$15,713	$1,285

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2009 compared to the same period in 2008:

•
Salaries and employee benefits, the largest component of other expense, decreased $69,000 or 1.6% to $4,245,000 from $4,314,000.  This decrease is primarily due to a reduction in the number of full-time equivalent employees during the three months ended June 30, 2009 compared to the same period in 2008, offset by merit increases for continuing employees.  There were 340 full-time equivalent employees at June 30, 2009 compared to 347 at June 30, 2008.

•	Occupancy and equipment expense decreased $2,000 or .2% to $1,229,000 from $1,231,000.

•	Expense for amortization of intangible assets decreased $5,000 or 2.6% to $186,000 from $191,000.

•	Net other real estate owned expense increased $119,000 or 141.7% to $203,000 from $84,000 primarily due to increased losses on sales of these properties.

•
FDIC insurance expense increased $607,000 or 2890.5% to $628,000 from $21,000 due to increases in FDIC assessment rates and a special assessment during the second quarter of 2009 which amounted to approximated $522,000.

•
Other operating expenses decreased a net of $330,000 or 22% to $1,167,000 in 2009 from $1,497,000 in 2008 primarily due to the write down of property in DeLand, Illinois to its appraised value during the second quarter of 2008 and decreases in various other expenses during the same period in 2009.

•
All other categories of operating expenses increased a net of $367,000 or 62.2% to $957,000 from $590,000. This increase is primarily due to an increase in legal and professional fees and marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2009 compared to the same period in 2008:

•
Salaries and employee benefits, the largest component of other expense, increased $11,000 or .1% to $8,449,000 from $8,438,000.  This increase is primarily due to merit increases for continuing employees offset by a reduction in the number of full-time equivalent employees during the three months ended June 30, 2009 compared to the same period in 2008.  There were 340 full-time equivalent employees at June 30, 2009 compared to 347 at June 30, 2008.

•
Occupancy and equipment expense increased $77,000 or 3.1% to $2,543,000 from $2,466,000 primarily due to increases in rent and building expenses for new brokerage offices and expenses for computer software and software maintenance during the first quarter of 2009.

•	Expense for amortization of intangible assets decreased $4,000 or 1% to $378,000 from $382,000.

•	Net other real estate owned expense increased $118,000 or 74.7% to $276,000 from $158,000 primarily due to increased losses on sales of these properties during the second quarter of 2009.

•
FDIC insurance expense increased $1,220,000 or 2772.7% to $1,264,000 from $44,000 due to increases in FDIC assessment rates and a special assessment during the second quarter of 2009 which amounted to approximated $522,000.

•
Other operating expenses decreased a net of $504,000 or 17.8% to $2,333,000 in 2009 from $2,837,000 in 2008 primarily due to the write down of property in DeLand, Illinois to its appraised value during the second quarter of 2008 and decreases in various other expenses during the same period in 2009.

•
All other categories of operating expenses increased a net of $367,000 or 26.4% to $1,755,000 from $1,388,000. This increase is primarily due to an increase in legal and professional fees and marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $1,998,000 (32.3% effective tax rate) for the six months ended June 30, 2009, compared to $2,964,000 (34.6% effective tax rate) for the same period in 2008.

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

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Real estate – residential	$128,736	$138,540
Real estate – agricultural	64,043	65,515
Real estate – commercial	311,324	316,532
Total real estate – mortgage	504,103	$520,587
Commercial and agricultural	147,817	167,735
Installment	35,377	48,578
Other	4,952	5,038
Total loans	$692,249	$741,938

Overall loans decreased $49.7 million, or 6.7%.  The decrease was primarily a result of decreases in commercial and agricultural operating loans and installment loans as a result of slower economic conditions due to increased unemployment and higher agricultural costs. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s focus on commercial real estate lending and long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $1,550,000 and $537,000 as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the Company had loan concentrations in agricultural industries of $107.6 million, or 15.6%, of outstanding loans and $120.4 million, or 17.4%, at December 31, 2008.  In addition, the Company had loan concentrations in the following industries as of June 30, 2009 compared to December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$64,118	9.26%	$68,987	9.30%
Lessors of residential buildings & dwellings	46,047	6.65%	48,648	6.56%
Hotels and motels	48,208	6.96%	45,518	6.14%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2009, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$59,239	$57,958	$11,539	$128,736
Real estate -- agricultural	14,450	41,317	8,276	64,043
Real estate – commercial	100,729	196,964	13,631	311,324
Total real estate -- mortgage	174,418	296,239	33,446	504,103
Commercial and agricultural	103,795	41,744	2,278	147,817
Installment	17,404	17,970	3	35,377
Other	1,754	2,124	1,074	4,952
Total loans	$297,371	$358,077	$36,801	$692,249
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2009, loans with maturities over one year consisted of approximately $341 million in fixed rate loans and $54 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Nonaccrual loans	$10,543	$7,285
Renegotiated loans which are performing in accordance with revised terms	-	-
Total nonperforming loans	10,543	7,285
Repossessed assets	1,864	2,388
Total nonperforming loans and nonperforming other assets	$12,407	$9,673

The $3,258,000 increase in nonaccrual loans during the six months ended June 30, 2009 resulted from the net of $5,020,000 of additional loans put on nonaccrual status, $559,000 of loans brought current or paid-off, $1,067,000 of loans transferred to other real estate owned and $136,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $356,000 and $190,500 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one component in assessing the probability of inherent future losses. Given the decline in economic conditions, management also increased its allocation to various loan categories for economic factors during 2008 and 2009. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At June 30, 2009, the Company’s loan portfolio included $107.6 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $12.8 million from $120.4 million at December 31, 2008.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $48.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $64.1 million of loans to lessors of non-residential buildings and $46.1 million of loans to lessors of residential buildings and dwellings. The current decline in real estate values has resulted in an increase in nonperforming loans and some loan losses. Further declines in real estate values could result in additional increases in nonperforming loans to this segment and potentially in loan losses.

Analysis of the allowance for loan losses as of June 30, 2009 and 2008, and of changes in the allowance for the six-month periods ended June 30, 2009 and 2008, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Average loans outstanding, net of unearned income	$700,126	$740,560	$711,179	$737,824
Allowance-beginning of period	7,993	6,251	7,587	6,118
Charge-offs:
Real estate-mortgage	26	799	152	832
Commercial, financial & agricultural	-	144	73	215
Installment	14	22	37	36
Other	47	44	76	80
Total charge-offs	87	1,009	338	1,163
Recoveries:
Real estate-mortgage	-	20	1	71
Commercial, financial & agricultural	1	9	12	12
Installment	7	8	23	16
Other	20	26	46	60
Total recoveries	28	63	82	159
Net charge-offs	59	946	256	1,004
Provision for loan losses	639	868	1,242	1,059
Allowance-end of period	$8,573	$6,173	$8,573	$6,173
Ratio of annualized net charge-offs to average loans	.03%	.51%	.07%	.27%
Ratio of allowance for loan losses to loans outstanding				.84%
(less unearned interest at end of period)	1.24%	.83%	1.24%	.83%
Ratio of allowance for loan losses to nonperforming loans	81.3%	110.8%	81.3%	110.8%

The ratio of the allowance for loan losses to nonperforming loans is 81.3% as of June 30, 2009 compared to 110.8% as of June 30, 2008.  The increase in total non-performing loans compared to June 30, 2008, led to the decline of this ratio.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. The increase in non-performing loans is primarily due to four commercial borrowers whose loans became non-performing during the first six months of 2009. These borrowers became severely delinquent on their obligations due to deteriorating cash flow positions primarily attributed to recessionary pressures, including: increased vacancies on commercial real estate, slowdown in residential construction, and reduced spending by customers. Management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the first six months of 2009, the Company had net charge-offs of $256,000 compared to $1,004,000 in 2008. During 2009, the Company’s significant charge-offs included $107,000 on a real estate mortgage loan of one borrower.

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

The following table sets forth the amortized cost of the securities as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$121,733	2.99%	$72,074	4.72%
Obligations of states and political subdivisions	23,751	4.12%	22,042	4.10%
Mortgage-backed securities	94,440	4.69%	61,102	5.66%
Trust preferred securities	8,520	6.18%	9,328	6.23%
Other securities	6,188	4.56%	6,210	4.56%
Total securities	$254,632	3.87%	$170,756	5.05%

At June 30, 2009, the Company’s investment portfolio showed an increase of $83.9 million from December 31, 2008 primarily due to the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities as well as several mortgage-backed securities.  No investments were made in securities backed by collateralized debt obligations, which is a type of security that has resulted in losses for some banks.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2009, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at June 30, 2009 (1)
	Cost	Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$121,733	$123,551	$123,551	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	23,751	23,416	734	13,100	3,247	1,675	-	4,660
Mortgage-backed securities (2)	94,440	96,337	-	-	-	-	-	96,337
Trust preferred securities	8,520	5,335	-	-	-	-	5,335	-
Other securities	6,188	5,900	-	-	3,091	2,800	-	9
Total investments	$254,632	$254,539	$124,285	$13,100	$6,338	$4,475	$5,335	$101,006

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See headings “Investment Securities” and “Trust Preferred Securities” in the Notes to Consolidated Financial Statements (unaudited)  for a discussion of the Company’s evaluation and subsequent charges for OTTI.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$119,727	-	$119,764	-
Interest-bearing	307,879	.91%	288,057	1.26%
Savings	98,273	.94%	74,236	.92%
Time deposits	332,832	3.31%	313,729	3.91%
Total average deposits	$858,711	1.71%	$795,786	2.08%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2009 and for the year ended December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
High month-end balances of total deposits	$906,853	$810,756
Low month-end balances of total deposits	831,157	777,337

The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
3 months or less	$68,152	$31,748
Over 3 through 6 months	22,032	18,189
Over 6 through 12 months	19,543	61,421
Over 12 months	20,624	24,865
Total	$130,351	$136,223

During the first six months of 2009, the balance of time deposits of $100,000 or more decreased by approximately $5.9 million. The decrease in balances was primarily attributable to declines in State of Illinois deposits and IRA accounts offset by an increase in consumer time deposits.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $15 million as of June 30, 2009 and December 31, 2008. The Company also maintains time deposits for the State of Illinois with balances of $67,000 as of June 30, 2009 and $4.4 million December 31, 2008. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2009 and December 31, 2008 is presented below (dollars in thousands):

	June 30,	December 31,
	2009	2008

Securities sold under agreements to repurchase	$67,761	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,000	5,000
Fixed term – due after one year	22,750	32,750
Debt:
Loans due in one year or less	-	13,000
Junior subordinated debentures	20,620	20,620
Total	$126,131	$152,078
Average interest rate at end of period	2.30%	3.16%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$77,582	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,000	5,000
Fixed term – due after one year	32,750	37,750
Debt:
Loans due in one year or less	13,000	16,500
Junior subordinated debentures	20,620	20,620

	June 30,	December 31,
	2009	2008
Averages for the period (YTD)
Securities sold under agreements to repurchase	$68,782	$61,108
Federal Home Loan Bank advances:
Fixed term – due in one year or less	8,149	5,098
Fixed term – due after one year	29,601	36,275
Debt:
Loans due in one year or less	3,029	15,111
Junior subordinated debentures	20,620	20,620
Total	$130,181	$138,212
Average interest rate during the period	2.30%	3.64%

Securities sold under agreements to repurchase had seasonal declines of $12.9 million during the first six months of 2009. Loans due in one year or less decreased $13 million during the six-month period ended June 30, 2009 due to the pay down of the line of credit with The Northern Trust Company.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2009 the fixed term advances consisted of $37.75 million as follows:

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

At June 30, 2009, debt balances include a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of June 30, 2009. This loan was renegotiated on April 24, 2009. The new revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.393% as of June 30, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at June 30, 2009 and 2008 and December 31, 2008.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.98% and 6.56% at June 30, 2009 and December 31, 2008, respectively), reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending June 30, 2009, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule the delayed that effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until June 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2009 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$130,636	$-	$-	$-	$-	$-	$130,636	$130,645
Taxable investment securities	20,888	30,622	10,188	10,994	6,393	152,038	231,123	231,123
Nontaxable investment securities	1,086	815	656	688	1,361	18,799	23,405	23,416
Loans	332,124	126,170	114,294	90,574	11,147	17,940	692,249	707,722
Total	$484,734	$157,607	$125,138	$102,256	$18,901	$188,777	$1,077,413	$1,092,906
Interest-bearing liabilities:
Savings and N.O.W. accounts	$75,994	$13,834	14,388	$20,484	$21,124	$125,641	$271,465	$271,465
Money market accounts	166,656	1,203	1,237	1,604	1,638	8,658	180,996	180,996
Other time deposits	291,119	24,148	5,612	11,467	3,713	219	336,278	338,636
Short-term borrowings/debt	67,761	-	-	-	-	-	67,761	67,769
Long-term borrowings/debt	25,310	3,000	20,310	4,750	-	5,000	58,370	60,586
Total	$626,840	$42,185	$41,547	$38,305	$26,475	$139,518	$914,870	$919,452
Rate sensitive assets – rate sensitive liabilities	$(142,106)	$115,422	$83,591	$63,951	$(7,574)	$49,259	$162,543
Cumulative GAP	$(142,106)	$(26,684)	$56,907	$120,858	$113,284	$162,543

Cumulative amounts as % of total Rate sensitive assets	-13.2%	10.7%	7.8%	5.9%	-0.7%	4.6%
Cumulative Ratio	-13.2%	-2.5%	5.3%	11.2%	10.5%	15.1%

The static GAP analysis shows that at June 30, 2009, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At June 30, 2009, the Company’s stockholders' equity had increased $25.3 million, or 31%, to $108,111,000 from $82,778,000 as of December 31, 2008. On February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B, 9% Non-Cumulative Perpetual Convertible Preferred Stock.  On February 11, 2009, $22,635,000 of the Series B Preferred Stock was issued and sold by the Company to certain of the investors.  The balance of the Series B Preferred Stock will be issued to the remaining investors upon the completion of the bank regulatory process applicable to their purchases. See the heading “Preferred Stock” in the notes to the financial statements for additional information regarding this issuance. In addition, during the first six months of 2009, net income contributed $4,184,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $353,000, net of tax.  Additional purchases of treasury stock (64,446 shares at an average cost of $20.50 per share) decreased stockholders’ equity by approximately $1,321,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2009 and December 31, 2008, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2009, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital (to risk-weighted assets)
Company	$120,021	15.47%	$62,063	> 8.00%	N/A	N/A
First Mid Bank	106,944	13.91	61,504	> 8.00%	$76,881	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	111,448	14.37	31,031	> 4.00%	N/A	N/A
First Mid Bank	98,371	12.80	30,752	> 4.00%	46,128	> 6.00%
Tier 1 Capital (to average assets)
Company	111,448	10.04	44,417	> 4.00%	N/A	N/A
First Mid Bank	98,371	8.91	44,171	> 4.00%	55,214	> 5.00%

December 31, 2008
Total Capital (to risk-weighted assets)
Company	$93,469	11.99%	$62,364	> 8.00%	N/A	N/A
First Mid Bank	100,531	13.00	61,855	> 8.00%	$77,319	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	85,882	11.02	31,182	> 4.00%	N/A	N/A
First Mid Bank	92,944	12.02	30,927	> 4.00%	46,391	> 6.00
Tier 1 Capital (to average assets)
Company	85,882	8.41	40,845	> 4.00%	N/A	N/A
First Mid Bank	92,844	9.16	40,600	> 4.00%	50,750	> 5.00

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

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2009.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $51.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

During the six-month period ending June 30, 2009, the Company repurchased 64,446 shares at a total cost of approximately $1,321,000. Since 1998, the Company has repurchased a total of 2,678,969 shares at a total price of approximately $51,241,000.  As of June 30, 2009, the Company was authorized per all repurchase programs to purchase $5,466,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Harris Trust and Savings Bank of Chicago and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2009, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2009, the excess collateral at the FHLB would support approximately $59.8 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2009, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of $0 and $20 million in available funds.  This loan was renegotiated on April 24, 2009. The present revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.393% as of June 30, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2009 and 2008 and December 31, 2008.

In response to the overall economy, the Company has made a concerted effort during 2008 and 2009 to increase its liquidity to levels above that which management believes would normally be required for operations. As a result, cash and excess funds balances have increased to $153.9 million as of June 30, 2009 compared to $53.1 million as of June 30, 2008 and $86.6 million as of December 31, 2008.  Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$336,278	$287,507	$31,000	$17,552	$219
Debt	20,620	-	-	-	20,620
Other borrowings	107,637	99,887	3,000	4,750	-
Operating leases	3,117	536	964	794	823
Supplemental retirement	892	59	100	200	533
	$468,544	$387,989	$35,064	$23,296	$22,195

For the six-month period ended June 30, 2009, net cash of $6.6 million and $94.8 million was provided from operating activities and financing activities, respectively and $34.2 million was used in investing activities.  In total, cash and cash equivalents increased by $67.2 million since year-end 2008.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Unused commitments and lines of credit:
Commercial real estate	$12,788	$21,876
Commercial operating	64,929	73,406
Home equity	20,264	21,350
Other	32,892	29,674
Total	$130,873	$146,306

Standby letters of credit	$8,557	$6,579

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 -- April 30, 2009	-	$-	-	$497,000
May 1, 2009 -- May 31, 2009	6,841	$19.19	6,841	$5,366,000
June 1, 2009 – June 30, 2009	7,820	$18.94	7,820	$5,218,000
Total	14,661	$19.06	14,661	$5,218,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held April 29, 2009.  At the meeting, Joseph R. Dively, Sara J, Preston and William S. Rowland were elected to serve as Class II directors with terms expiring in 2012.  Continuing Class I directors (terms expiring 2011) are Kenneth R. Diepholz, Steven L. Grissom and Gary W. Melvin and continuing Class III directors (terms expiring 2010) are Charles A. Adams, Ray Anthony Sparks and Benjamin I. Lumpkin.

There were 6,122,877 issued and outstanding shares of common stock on the record date and entitled to notice of and to vote at the time of the Annual Meeting.  The voting at the meeting, on the matter listed above, was as follows:

Election of Directors:
	For	Withheld
Joseph R. Dively	4,922,123	58,679
Sara J. Preston	4,927,294	53,508
William S. Rowland	4,911,799	69,003

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 4, 2009

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