Form 10-Q
period 2009-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2009-11-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
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

As of November 5, 2009, 6,134,982 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30	December 31,
	2009	2008
Assets
Cash and due from banks:
Non-interest bearing	$30,753	$17,756
Interest bearing	15,429	30,587
Federal funds sold	60,000	38,300
Cash and cash equivalents	106,182	86,643
Investment securities:
Available-for-sale, at fair value	250,925	169,476
Held-to-maturity, at amortized cost (estimated fair value of $469 and
$610 at September 30, 2009 and December 31, 2008, respectively)	459	599
Loans held for sale	135	537
Loans	692,489	741,401
Less allowance for loan losses	(9,000)	(7,587)
Net loans	683,489	733,814
Interest receivable	6,589	7,161
Other real estate owned	1,880	2,388
Premises and equipment, net	15,437	14,985
Goodwill, net	17,363	17,363
Intangible assets, net	3,008	3,562
Other assets	14,214	13,172
Total assets	$1,099,681	$1,049,700
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$117,797	$119,986
Interest bearing	730,064	686,368
Total deposits	847,861	806,354
Securities sold under agreements to repurchase	79,718	80,708
Interest payable	1,118	1,616
FHLB borrowings	32,750	37,750
Other borrowings	-	13,000
Junior subordinated debentures	20,620	20,620
Other liabilities	6,686	6,874
Total liabilities	988,753	966,922
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,527 shares in 2009	22,635	-
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,343,040 shares in 2009 and 7,254,117 shares in 2008	29,372	29,017
Additional paid-in capital	26,556	25,289
Retained earnings	61,946	58,059
Deferred compensation	2,865	2,787
Accumulated other comprehensive income (loss)	1,268	(416)
Less treasury stock at cost, 1,205,105 shares in 2009
and 1,121,273 shares in 2008	(33,714)	(31,958)
Total stockholders’ equity	110,928	82,778
Total liabilities and stockholders’ equity	$1,099,681	$1,049,700

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$10,425	$11,813	$31,831	$36,111
Interest on investment securities	2,443	2,148	6,812	6,391
Interest on federal funds sold	17	73	52	324
Interest on deposits with other financial institutions	53	104	113	383
Total interest income	12,938	14,138	38,808	43,209
Interest expense:
Interest on deposits	3,325	3,753	10,601	12,929
Interest on securities sold under agreements to repurchase	32	202	89	766
Interest on FHLB borrowings	407	498	1,255	1,539
Interest on other borrowings	-	133	22	427
Interest on subordinated debentures	270	328	842	1,020
Total interest expense	4,034	4,914	12,809	16,681
Net interest income	8,904	9,224	25,999	26,528
Provision for loan losses	928	677	2,170	1,736
Net interest income after provision for loan losses	7,976	8,547	23,829	24,792
Other income:
Trust revenues	498	608	1,622	2,013
Brokerage commissions	89	99	301	419
Insurance commissions	393	475	1,560	1,604
Service charges	1,318	1,484	3,672	4,201
Securities gains, net	240	10	447	231
Total other-than-temporary impairment losses	(634)	-	(757)	-
Portion of loss recognized in other comprehensive loss	266	-	(480)	-
Other-than-temporary impairment losses recognized in earnings	(368)	-	(1,237)	-
Gain on sale of merchant banking portfolio	-	-	1,000	-
Mortgage banking revenue, net	171	127	562	370
Other	854	894	2,595	2,907
Total other income	3,195	3,697	10,522	11,745
Other expense:
Salaries and employee benefits	4,060	4,339	12,509	12,777
Net occupancy and equipment expense	1,209	1,247	3,752	3,713
Net other real estate owned expense	71	29	347	187
FDIC insurance	357	33	1,621	77
Amortization of intangible assets	176	192	554	574
Stationery and supplies	154	133	419	414
Legal and professional	503	372	1,541	1,188
Marketing and donations	274	346	726	637
Other	1,145	1,316	3,478	4,153
Total other expense	7,949	8,007	24,947	23,720
Income before income taxes	3,222	4,237	9,404	12,817
Income taxes	1,078	1,420	3,076	4,384
Net income	$2,144	$2,817	$6,328	$8,433
Dividends on preferred shares	515	-	1,290	-
Net income available to common stockholders	$1,629	$2,817	$5,038	$8,433
Per share data:
Basic earnings per common share	$0.27	$0.45	$0.82	$1.35
Diluted earnings per common share	$0.26	$0.45	$0.82	$1.33
Cash dividends per common share	$-	$-	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2009	2008
Cash flows from operating activities:
Net income	$6,328	$8,433
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,170	1,736
Depreciation, amortization and accretion, net	2,276	1,672
Stock-based compensation expense	40	44
Gains on investment securities, net	(447)	(231)
Other-than-temporary impairment losses recognized in earnings	1,237	-
Losses on sales of other real property owned, net	274	133
Losses on write down of fixed assets	80	132
Gain on sale of merchant banking portfolio	(1,000)	-
Gains on sale of loans held for sale, net	(607)	(426)
Origination of loans held for sale	(54,457)	(37,605)
Proceeds from sale of loans held for sale	55,466	38,177
Increase in other assets	(1,911)	(1,771)
Decrease in other liabilities	(798)	(731)
Net cash provided by operating activities	8,651	9,563
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	17,948	-
Proceeds from maturities of securities available-for-sale	42,423	82,725
Proceeds from maturities of securities held-to-maturity	140	580
Purchases of securities available-for-sale	(140,410)	(73,100)
Net decrease in loans	48,155	3,342
Purchases of premises and equipment	(1,617)	(768)
Proceeds from sales of other real property owned	1,637	597
Net cash provided by (used in) investing activities	(31,724)	13,376
Cash flows from financing activities:
Net increase in deposits	41,507	29,636
Decrease in repurchase agreements	(990)	(1,319)
Repayment of short term FHLB advances	-	(10,000)
Repayment of long term FHLB advances	(5,000)	(5,000)
Proceeds from long term debt	-	5,000
Repayment of long term debt	(13,000)	(3,000)
Proceeds from issuance of common stock	660	1,080
Proceeds from issuance of preferred stock	22,635	-
Purchase of treasury stock	(1,679)	(5,174)
Dividends paid on common stock	(1,521)	(1,553)
Net cash provided by financing activities	42,612	9,670
Increase in cash and cash equivalents	19,539	32,609
Cash and cash equivalents at beginning of period	86,643	31,123
Cash and cash equivalents at end of period	$106,182	$63,732

	Nine months ended September 30,
	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,307	$17,554
Income taxes	4,046	4,686
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,406	2,547
Dividends reinvested in common stock	807	824
Net tax benefit related to option and deferred compensation plans	117	433

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2009 and 2008, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first nine months of 2009.

Convertible Preferred Stock

On February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, (collectively, the “Investors”), subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of preferred stock designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) of the Company. On February 11, 2009, $22,635,000 of the Series B Preferred Stock had been issued and sold by the Company to certain Investors.  The balance of the Series B Preferred Stock is expected to be issued in the fourth quarter of 2009 to the remaining Investors following the completion of the bank regulatory process applicable to their purchases.

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

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008.  “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2009 was $14.38.

Comprehensive Income

The Company’s comprehensive income for the nine-month periods ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$2,144	$2,817	$6,328	$8,433
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	2,688	(2,109)	2,726	(6,579)
Unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(634)	-	(757)	-
Less realized (gains) losses included in income	128	(10)	790	(231)
Other comprehensive income (loss) before taxes	2,182	(2,119)	2,759	(6,810)
Tax benefit (expense)	(851)	826	(1,075)	2,655
Total other comprehensive income (loss)	1,331	(1,293)	1,684	(4,155)
Comprehensive income	$3,475	$1,524	$8,012	$4,278

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
September 30, 2009	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$5,413	$-	$5,413
Other-than-temporary impairment losses on securities	-	(3,336)	(3,336)
Tax benefit (expense)	(2,109)	1,300	(809)
Balance at September 30, 2009	$3,304	$(2,036)	$1,268

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
September 30, 2008	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$(5,013)	$-	$(5,013)
Tax benefit (expense)	1,954	-	1,954
Balance at September 30, 2008	$(3,059)	$-	$(3,059)

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (“ASC”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Following this Statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. This SFAS was codified within ASC 105. The impact of adoption on September 30, 2009 was not material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was codified into ASC 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of FAS 165 were applied to interim and annual financial periods ending after June 15, 2009. These requirements did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the other-than-temporary-impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company elected to adopt FSP FAS 115-2 and 124-2 and FSP FAS 157-4 as of March 31, 2009. The early adoption of FSP FAS 115-2 and 124-2 reduced the loss recognized in earnings on trust preferred securities determined to be other-than-temporarily impaired by $1.1 million. See discussion in the notes to the financial statements under heading “Investment Securities” for more detailed information.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which were codified into ASC 825. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 was effective for interim and annual periods ending after June 15, 2009. The implementation of FSP FAS 107-1 and APB-28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which was codified into ASC 805. This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There has been no impact during 2009 from adoption of FSP FAS 141(R)-1 on January 1, 2009.

Newly Issued But Not Yet Effective Accounting Standards

The following two standards shall remain authoritative until such time that each is integrated into the ASC:

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

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

The components of basic and diluted earnings per common share for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Basic Earnings per Common Share:
Net income	$2,144,000	$2,817,000	$6,328,000	$8,433,000
Preferred stock dividends	(515,000)	-	(1,290,000)	-
Net income available to common stockholders	$1,629,000	$2,817,000	$5,038,000	$8,433,000
Weighted average common shares outstanding	6,141,445	6,224,489	6,136,124	6,245,580
Basic earnings per common share	$.27	$.45	$.82	$1.35
Diluted Earnings per Common Share:
Net income available to common stockholders	$1,629,000	$2,817,000	$5,038,000	$8,433,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,629,000	$2,817,000	$5,038,000	$8,433,000
Weighted average common shares outstanding	6,141,445	6,224,489	6,136,124	6,245,580
Dilutive potential common shares:
Assumed conversion of stock options	34,923	84,262	37,103	87,059
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,176,368	6,308,751	6,173,227	6,332,639
Diluted earnings per common share	$.26	$.45	$.82	$1.33

The following shares were not considered in computing diluted earnings per share for the nine-month periods ended September 30, 2009 and 2008 because they were anti-dilutive:

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Stock options to purchase shares of common stock	205,470	124,813	205,470	124,813
Average dilutive potential common shares associated with convertible preferred stock	1,027,629	--	1,027,629	--

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2009 and December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2009
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$110,922	$1,718	$-	$112,640
Obligations of states and political subdivisions	23,252	859	(81)	24,030
Mortgage-backed securities	100,179	3,081	(1)	103,259
Trust preferred securities	8,317	-	(3,563)	4,754
Other securities	6,178	88	(24)	6,242
Total available-for-sale	$248,848	$5,746	$(3,669)	$250,925
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

December 31, 2008
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$72,074	$2,567	$(9)	$74,632
Obligations of states and political subdivisions	21,443	106	(627)	20,922
Mortgage-backed securities	61,102	1,715	(15)	62,802
Trust preferred securities	9,328	-	(3,950)	5,378
Other securities	6,210	-	(468)	5,742
Total available-for-sale	$170,157	$4,388	$(5,069)	$169,476
Held-to-maturity:
Obligations of states and political subdivisions	$599	$11	$-	$610

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from four years to twenty nine years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.  Except as discussed below, management believes the declines in fair value for these securities are temporary.

Realized gains and losses resulting from sales of securities were as follows during the periods ended September 30, 2009 and 2008 and the year ended December 31, 2008 (in thousands):

	September 30,	September 30,	December 31,
	2009	2008	2008
Gross gains	447	231	293
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2009 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$55,892	$20,154	$34,876	$-	$110,922
Obligations of state and
political subdivisions	2,196	4,088	16,642	326	23,252
Mortgage-backed securities	5,683	89,483	-	5,013	100,179
Trust preferred securities	305	8,012	-	-	8,317
Other securities	-	6,143	-	35	6,178
Total investments	$64,076	$127,880	$51,518	$5,374	$248,848

Weighted average yield	2.78%	4.07%	3.89%	3.90%	3.70%
Full tax-equivalent yield	2.86%	4.13%	4.51%	4.03%	3.88%

Held-to-maturity:
Obligations of state and
political subdivisions	$408	$51	$-	$-	$459

Weighted average yield	5.21%	4.75%	-%	-%	5.16%
Full tax-equivalent yield	7.77%	6.58%	-%	-%	7.64%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2009.

Investment securities carried at approximately $189,693,000 and $152,598,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2009 and December 31, 2008 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009:
Obligations of states and political subdivisions	$2,030	$(29)	$1,176	$(52)	$3,206	$(81)
Mortgage-backed securities	-	-	111	(1)	111	(1)
Trust preferred securities	-	-	4,754	(3,563)	4,754	(3,563)
Other securities	3,039	(3)	14	(21)	3,053	(24)
Total	$5,069	$(32)	$6,055	$(3,637)	$11,124	$(3,669)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$5,707	$(9)	$5,707	$(9)
Obligations of states and political subdivisions	12,262	(627)	-	-	12,262	(627)
Mortgage-backed securities	826	(15)	-	-	826	(15)
Trust preferred securities	3,448	(842)	1,930	(3,108)	5,378	(3,950)
Other securities	5,742	(468)			5,742	(468)
Total	$22,278	$(1,952)	$7,637	$(3,117)	$29,915	$(5,069)

Obligations of states and political subdivisions

At September 30, 2009, there were four obligations of states and political subdivisions issued by two municipalities with a fair value of $1,176,000 and unrealized losses of $52,000 in a continuous unrealized loss position for twelve months or more.  This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009.

Mortgage-backed Securities

At September 30, 2009, there were two mortgage-backed securities issued by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association with a fair value of $111,000 and unrealized losses of $1,000 in a continuous unrealized loss position for twelve months or more.  This position was due to intermediate rates increasing since the purchase of these securities resulting in the market value of the securities being lower than book value. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2009.

Trust Preferred Securities

At September 30, 2009, there were four trust preferred securities with a fair value of $4,754,000 and unrealized losses of $3,563,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The September 30, 2009 cash flow analysis for one of these securities continued to show it is probable the Company will receive all contracted principal and interest with no deferral of interest payments projected. For another of these securities for which OTTI was recorded in a previous quarter, cash flow analyses showed it is probable the Company will receive all of the remaining cost basis and related interest projected as of September 30, 2009. Cash flow analysis for the remaining two of these securities indicated OTTI and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $368,000 for the credit portion of the unrealized loss of these two trust preferred securities in the quarter ended September 30, 2009. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of September 30, 2009. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at September 30, 2009.

Other securities

At September 30, 2009, there was one corporate bond with a fair value of $14,000 and unrealized losses of $21,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of this security has led to increased supply, while demand has decreased, leading to devaluation of the security. Management has evaluated this security and believes the decline in market value is liquidity, and not credit, related. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider it to be other than temporarily impaired at September 30, 2009.

The Company does not believe any other individual unrealized loss as of September 30, 2009 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine-months ended September 30, 2009 (in thousands).

Accumulated
Credit Losses
September 30, 2009
Credit losses on trust preferred securities held
Beginning of period	$869
Additions related to OTTI losses not previously recognized	16
Reductions due to sales	-
Reductions due to change in intent or likelihood of sale	-
Additions related to increases in previously recognized OTTI losses	352
Reductions due to increases in expected cash flows	-
End of period	$1,237

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,513	3,015	2,362
Core deposit intangibles	5,936	3,874	5,936	3,614
Customer list intangibles	1,904	1,460	1,904	1,317
	$31,978	$11,607	$31,978	$11,053

Total amortization expense for the nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	September 30,
	2009	2008
Intangibles from branch acquisition	$151	$151
Core deposit intangibles	260	280
Customer list intangibles	143	143
	$554	$574

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/09-09/30/09	$554

Estimated amortization expense:
For period 10/01/09-12/31/09	$176
For year ended 12/31/10	$704
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313
For year ended 12/31/14	$313

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB  to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during the first nine months of 2009. The Company evaluated its investment in FHLB stock, and deemed it was not other-than-temporarily impaired as of September 30, 2009.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a slight decline of $1 million during the first nine months of 2009. FHLB borrowings declined $5 million due to maturity of one advance during the third quarter of 2009. Other borrowings decreased $13 million during the nine-month period ended September 30, 2009. This decrease was due to paying down of the Company’s revolving credit line with The Northern Trust Company in the first quarter of 2009.

Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” which was codified into ASC 820. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS No. 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the SFAS No.157 hierarchy in which the fair value measurements fall as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$112,640	$-	$112,640	$-
Obligations of states and political subdivisions	24,030	-	24,030	-
Mortgage-backed securities	103,259	-	103,181	78
Trust preferred securities	4,754	-	-	4,754
Other securities	6,242	14	6,228	-
Total available-for-sale securities	$250,925	$14	$246,079	$4,832

December 31, 2008
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,632	$-	$74,632	$-
Obligations of states and political subdivisions	20,922	-	20,922	-
Mortgage-backed securities	62,802	-	62,721	81
Trust preferred securities	5,378	-	-	5,378
Other securities	5,742	7	5,735	-
Total available-for-sale securities	$169,476	$7	$164,010	$5,459

The following table is a reconciliation of the beginning and ending recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable (level 3) inputs (in thousands) for the period ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$5,414	$7,198	$5,459	$9,491
Total realized and unrealized gains and losses:
Included in net income	(366)	-	(1,273)	2
Included in other comprehensive income	(378)	-	389	(2,080)
Purchases, issuances and settlements	162	(2)	257	(217)
Transfers in and/or out of Level 3	-	(7,111)	-	(7,111)
Ending balance	$4,832	$85	$4,832	$85

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$(368)	$-	$(1,237)	$-

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” which was codified into ASC 310.  Allowable methods for estimating fair value include using the fair value of the collateral for collateral dependent loans or, where a loan is determined not to be collateral dependent, using the discounted cash flow method.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of September 30, 2009 was $4,328,000 and a fair value of $3,865,000 resulting in specific loss exposures of $603,000.  Impaired loans for which the specific reserve was adjusted in accordance with SFAS No. 114 during the quarter had a carrying amount of $809,000 and a fair value of $623,000 resulting in adjusted specific loss exposures of $186,000 as of September 30, 2009.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2009 was $1,880,000. Other real estate owned measured at fair value on a nonrecurring basis in the third quarter of 2009 amounted to $355,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value Measurements Using
Carrying value at September 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$3,725	$-	$-	$3,725
Foreclosed assets held for sale	355	-	-	355

	Fair Value Measurements Using
Carrying value at December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,584	$-	$-	$1,584

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

The following table presents estimated fair values of the Company’s financial instruments in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$30,753	$30,753	$17,756	$17,756
Interest-bearing deposits	75,429	75,489	68,887	68,887
Available-for-sale securities	250,925	250,925	169,476	169,476
Held-to-maturity securities	459	469	599	610
Loans held for sale	135	135	537	537
Loans net of allowance for loan losses	683,489	698,594	733,814	752,735
Interest receivable	6,589	6,589	7,161	7,161
Federal Reserve Bank stock	1,368	1,368	1,366	1,366
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$847,861	$849,064	$806,354	$811,284
Securities sold under agreements to repurchase	79,718	79,729	80,708	80,720
Interest payable	1,118	1,118	1,616	1,616
Federal Home Loan Bank borrowings	32,750	34,782	37,750	40,763
Other borrowings	-	-	13,000	13,000
Junior subordinated debentures	20,620	20,620	20,620	20,620

Subsequent Events

Subsequent events have been evaluated through November 5, 2009, which is the date the financial statements were issued.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the nine-month periods ended September 30, 2009 and 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakened state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2008 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

Federal Deposit Insurance Corporation Insurance Coverage

As with all banks insured by the FDIC, the Company’s depositors are protected against the loss of their insured deposits by the FDIC.  In 2008, the FDIC made two changes to the rules that broadened the FDIC insurance.  On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor until December 31, 2013. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that the purpose of these actions is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in exchange for final coverage for all transaction accounts.

First Mid Bank elected to participate in both parts of the TLGP. The amount of greater than 30 day unsecured senior debt that is eligible for the program is limited to 125% of the amount of such debt outstanding as of September 30, 2008. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Bank did not have any unsecured senior debt outstanding as of September 30, 2008, the maximum amount of unsecured senior debt that can be issued under the program is limited to two percent of its total liabilities as of September 30, 2008 (approximately $19.8 million). The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company has expensed $35,000 for this program in 2009 and does not believe this amount will have a material effect on its consolidated financial statements.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $346,000 for the 2009 third quarter assessment compared to $328,000 for the 2009 second quarter assessment and $293,000 for the 2009 first quarter assessment.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, on May 6, 2009, the U.S. Senate passed a bill (S. 896) that increases the
FDIC’s Treasury borrowing authority from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus it Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution will pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $522,000 as of June 30, 2009 for this special assessment.

On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that requires banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which would apply to all banks except those with liquidity problems—banks would be assessed through 2010 according to the risk-based premium schedule adopted earlier this year. However, beginning January 1, 2011, the base rate would increase by 3 basis points. The Company is currently evaluating the impact this plan would have on its consolidated financial statements.

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

Net income was $6,328,000 and $8,433,000 and diluted earnings per common share was $.82 and $1.33 for the nine months ended September 30, 2009 and 2008, respectively. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2009 and 2008, compared to the performance ratios for the year ended December 31, 2008:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Return on average assets	.76%	1.11%	1.03%
Return on average equity	8.09%	13.67%	12.87%
Average equity to average assets	9.37%	8.07%	8.00%

Total assets at September 30, 2009 and December 31, 2008 were $1.1 billion and $1.05 billion, respectively. The increase in net assets was primarily due to an increase in available-for-sale securities offset by decreases in net loans.  Available-for-sale securities increased by $81.4 million during the first nine months of 2009 due to investments of excess cash in short term U.S. treasury and government agency securities. Net loan balances were $683 million at September 30, 2009, a decrease of $50 million, or 7%, from $734 million at December 31, 2008 primarily due to a decline in the balances of retail and commercial and agricultural operating loans. Total deposit balances increased to $848 million at September 30, 2009 from $806 million at December 31, 2008 due to increased balances in interest bearing transaction accounts, savings accounts and time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.30% for the nine months ended September 30, 2009, down from 3.70% for the same period in 2008. Net interest income before the provision for loan losses was $26.0 million compared to net interest income of $26.5 million for the same period in 2008. This decline was a result of the Company maintaining a higher level of liquidity through greater cash and interest bearing balances from banks to ensure sufficient capacity to meet depositor needs.  These liquid assets are generally lower yielding than other interest-bearing assets.  Combined with the decline in loan balances, the net interest margin for the nine months ended September 30, 2009 has decreased compared to the same period in 2008.

Noninterest income decreased $1.2 million or 10.4%, to $10.5 million for the nine months ended September 30, 2009 compared to $11.7 million for the nine months ended September 30, 2008. The decrease in noninterest income was due to declines in overdraft fees, trust revenues and an impairment charge on securities offset by a $1 million gain from the sale of the bank’s merchant card servicing portfolio.

Noninterest expense increased 5.2%, or $1.2 million, to $24.9 million for the nine months ended September 30, 2009 compared to $23.7 million during the same period in 2008.  The increase in noninterest expense was primarily due to an increase in FDIC insurance assessments for the first three quarters of 2009.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2009 versus 2008	2009 versus 2008
	Three months ended September 30	Nine months ended September 30
Net interest income	$(320)	$(529)
Provision for loan losses	(251)	(434)
Other income, including securities transactions	(502)	(1,223)
Other expenses	58	(1,227)
Income taxes	342	1,308
Decrease in net income	$(673)	$(2,105)

Credit quality is an area of importance to the Company. Total nonperforming loans were $11.4 million at September 30, 2009, compared to $6.9 million at September 30, 2008 and $7.3 million at December 31, 2008. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Other real estate owned balances totaled $1.9 million at September 30, 2009 compared to $2.6 million on September 30, 2008 and $2.4 million on December 31, 2008. The Company’s provision for loan losses for the nine months ended September 30, 2009 and 2008 was $2.2 million and $1.7 million, respectively.  At September 30, 2009, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of September 30, 2009 and 2008. During the nine months ended September 30, 2009, annualized net charge-offs were .22% of average loans compared to .28% for the same period in 2008.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2009 and 2008 and December 31, 2008 was 15.77%, 10.80% and 11.02%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2009 and 2008 and December 31, 2008 was 14.61%, 11.6% and 11.99%, respectively. The increase in 2009 was primarily the result of the issuance of $22,635,000 of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock and changes in federal banking and thrift regulatory agency rules that permit banking organizations to reduce the amount of goodwill that must be deducted from Tier 1 capital by any associated deferred tax liability.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2009 and 2008 were $157.6 million and $157.7 million, respectively.

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

Investment in Debt and Equity Securities. The Company  classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to credit is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

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

Additionally, the Company reviews its uncertain tax positions annually under FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” codified within ASC 740. An uncertain tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. A significant amount of judgment is applied to determine both whether the tax position meets the "more likely than not" test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized. Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2009 as part of the goodwill impairment test and no impairment was deemed necessary.

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

SFAS No. 157,  “Fair Value Measurements,” which was codified into ASC 820, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

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

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$67,230	$113	.23%	$22,921	$383	2.23%
Federal funds sold	52,820	52	.13%	18,263	324	2.37%
Investment securities
Taxable	203,789	6,093	3.99%	152,678	5,780	5.05%
Tax-exempt (1)	23,305	719	4.11%	20,055	611	4.06%
Loans (2)(3)	703,725	31,831	6.05%	739,814	36,111	6.52%
Total earning assets	1,050,869	38,808	4.94%	953,731	43,209	6.04%
Cash and due from banks	18,225			19,584
Premises and equipment	15,296			15,215
Other assets	37,200			35,201
Allowance for loan losses	(8,266)			(6,274)
Total assets	$1,113,324			$1,017,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$324,074	$2,079	.86%	$289,795	$2,891	1.33%
Savings deposits	102,345	670	.88%	69,645	422	.81%
Time deposits	326,218	7,852	3.22%	313,038	9,617	4.10%
Securities sold under agreements to repurchase	69,652	89	.17%	58,634	766	1.74%
FHLB advances	37,329	1,255	4.49%	42,586	1,539	4.83%
Federal funds purchased	4	-	.47%	-	-	-
Junior subordinated debt	20,620	842	5.46%	20,620	1,019	6.60%
Other debt	2,004	22	1.48%	15,465	427	3.69%
Total interest-bearing liabilities	882,246	12,809	1.94%	809,783	16,681	2.75%
Non interest-bearing demand deposits	118,697			118,566
Other liabilities	8,024			6,883
Stockholders' equity	104,357			82,225
Total liabilities & equity	$1,113,324			$1,017,457
Net interest income		$25,999			$26,528
Net interest spread			3.00%			3.29%
Impact of non-interest bearing funds			.30%			.41%

Net yield on interest- earning assets			3.30%			3.70%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2009, compared to the same period in 2008 (in thousands):

	For the nine months ended September 30,
	2009 compared to 2008
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(270)	$441	$(711)
Federal funds sold	(272)	364	(636)
Investment securities:
Taxable	313	2,181	(1,868)
Tax-exempt (2)	108	100	8
Loans (3)	(4,280)	(1,727)	(2,553)
Total interest income	(4,401)	1,359	(5,760)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(812)	480	(1,292)
Savings deposits	248	209	39
Time deposits	(1,765)	614	(2,379)
Securities sold under
agreements to repurchase	(677)	201	(878)
FHLB advances	(284)	(181)	(103)
Federal funds purchased	-	-	-
Junior subordinated debt	(177)	-	(177)
Other debt	(405)	(240)	(165)
Total interest expense	(3,872)	1,083	(4,955)
Net interest income	$(529)	$276	$(805)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income decreased $529,000, or 2%, to $26 million for the nine months ended September 30, 2009, from $26.5 million for the same period in 2008. The decrease in net interest income was due to decline in the Company’s net interest margin offset by growth in earning assets.

For the nine months ended September 30, 2009, average earning assets increased by $97.1 million, or 10.2%, and average interest-bearing liabilities increased $72.5 million, or 8.9%, compared with average balances for the same period in 2008. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $44.3 million or 193.3%.

•	Average federal funds sold increased $34.6 million or 189.5%.

•	Average loans decreased by $36.1 million or 4.9%.

•	Average securities increased by $54.4 million or 31.5%.

•	Average deposits increased by $80.2 million or 11.9%.

•	Average securities sold under agreements to repurchase increased by $11 million or 18.8%.

•	Average borrowings and other debt decreased by $18.7 million or 23.8%.

•	Net interest margin decreased to 3.30% for the first nine months of 2009 from 3.70% for the first nine months of 2008.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.36% and 3.77% for the first nine months of 2009 and 2008, respectively. The TE adjustments to net interest income for September 30, 2009 and 2008 were $369,000 and $315,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2009 and 2008 was $2,170,000 and $1,736,000, respectively.  Nonperforming loans were $11.4 million and $6.9 million as of September 30, 2009 and 2008, respectively.  Net charge-offs were $757,000 for the nine months ended September 30, 2009 compared to $1,532,000 during the same period in 2008.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	$ Change	2009	2008	$ Change
Trust	$498	$608	$(110)	$1,622	$2,013	$(391)
Brokerage	89	99	(10)	301	419	(118)
Insurance commissions	393	475	(82)	1,560	1,604	(44)
Service charges	1,318	1,484	(166)	3,672	4,201	(529)
Security gains	240	10	230	447	231	216
Impairment losses on securities	(368)	-	(368)	(1,237)	-	(1,237)
Gain on sale of merchant banking portfolio	-	-	-	1,000	-	1,000
Mortgage banking	171	127	44	562	370	192
Other	854	894	(40)	2,595	2,907	(312)
Total other income	$3,195	$3,697	$(502)	$10,522	$11,745	$(1,223)

Following are explanations of the changes in these other income categories for the three months ended September 30, 2009 compared to the same period in 2008:

•
Trust revenues decreased $110,000 or 18.1% to $498,000 from $608,000 due primarily to a decrease in revenues from employee benefit accounts. Trust assets, at market value, were $446.2 million at September 30, 2009 compared to $435.8 million at September 30, 2008.

•	Revenues from brokerage decreased $10,000 or 10.1% to $89,000 from $99,000 due to a reduction in commissions received from the sale of annuities.

•
Insurance commissions decreased $82,000 or 17.3% to $393,000 from $475,000 due to a decrease in commissions received on sales of business property and casualty insurance in the third quarter of 2009 compared to the same period in 2008.

•
Fees from service charges decreased $166,000 or 11.2% to $1,318,000 from $1,484,000.  This was primarily the result of a decrease in the number of overdrafts during the third quarter of 2009 compared to the same period in 2008.

•
The sale of securities during the three months ended September 30, 2009 resulted in net securities gains of $240,000 compared to the three months ended September 30, 2008 which resulted in net securities gains of $10,000.

•
During the third quarter of 2009, the Company recorded other-than-temporary impairment charges amounting to $368,000 for two of its investments in trust preferred securities. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $44,000 or 34.6% to $171,000 from $127,000. Loans sold balances were as follows:

•	$13.5 million (representing 125 loans) for the third quarter of 2009.
•	$14.1 million (representing 120 loans) for the third quarter of 2008.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income decreased $40,000 or 4.5% to $854,000 from $894,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2009 compared to the same period in 2008:

•
Trust revenues decreased $391,000 or 19.4% to $1,622,000 from $2,013,000 due primarily to a decrease in revenues from employee benefit accounts. Trust assets, at market value, were $446.2 million at September 30, 2009 compared to $435.8 million at September 30, 2008.

•	Revenues from brokerage decreased $118,000 or 28.2% to $301,000 from $419,000 due to a reduction in commissions received from the sale of annuities.

•	Insurance commissions decreased $44,000 or 2.7% to $1,560,000 from $1,604,000 due to a decrease in commissions received during the first nine months of 2009 compared to the same period in 2008.

•
Fees from service charges decreased $529,000 or 12.6% to $3,672,000 from $4,201,000.  This was primarily the result of a decrease in the number of overdrafts during the first nine months of 2009 compared to the same period in 2008.

•
The sale of securities during the nine months ended September 30, 2009 resulted in net securities gains of $447,000 compared to the nine months ended September 30, 2008 which resulted in net securities gains of $231,000.

•
During the first nine months of 2009, the Company recorded other-than-temporary impairment charges amounting to $1,237,000 for three of its investments in trust preferred securities. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2008.

•	Mortgage banking income increased $192,000 or 51.9% to $562,000 from $370,000. Loans sold balances were as follows:

•	$54.9 million (representing 474 loans) for the first nine months of 2009.
•	$37.8 million (representing 314 loans) for the first nine months of 2008.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income decreased $312,000 or 10.7% to $2,595,000 from $2,907,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 net of increases in waivers of loan late fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2009	2008	$ Change	2009	2008	$ Change
Salaries and benefits	$4,060	$4,339	$(279)	$12,509	$12,777	$(268)
Occupancy and equipment	1,209	1,247	(38)	3,752	3,713	39
Amortization of intangibles	176	192	(16)	554	574	(20)
Net other real estate owned expense	71	29	42	347	187	160
FDIC insurance expense	357	33	324	1,621	77	1,544
Stationery and supplies	154	133	21	419	414	5
Legal and professional fees	503	372	131	1,541	1,188	353
Marketing and promotion	274	346	(72)	726	637	89
Other operating expenses	1,145	1,316	(171)	3,478	4,153	(675)
Total other expense	$7,949	$8,007	$(58)	$24,947	$23,720	$1,227

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2009 compared to the same period in 2008:

•
Salaries and employee benefits, the largest component of other expense, decreased $279,000 or 6.4% to $4,060,000 from $4,339,000.  This decrease is primarily due to a reduction in the number of full-time equivalent employees during the three months ended September 30, 2009 compared to the same period in 2008, offset by merit increases for continuing employees.  There were 340 full-time equivalent employees at September 30, 2009 compared to 352 at September 30, 2008.

•	Occupancy and equipment expense decreased $38,000 or 3% to $1,209,000 from $1,247,000.

•	Expense for amortization of intangible assets decreased $16,000 or 8.3% to $176,000 from $192,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•	Net other real estate owned expense increased $42,000 or 144.8% to $71,000 from $29,000 primarily due to increased losses on sales of these properties.

•	FDIC insurance expense increased $324,000 or 981.8% to $357,000 from $33,000 due to increases in FDIC assessment rates.

•	Other operating expenses decreased a net of $171,000 or 13% to $1,145,000 in 2009 from $1,316,000 in 2008 primarily due to decreases in various expenses including loan collection expenses.

•	All other categories of operating expenses increased a net of $80,000 or 9.4% to $931,000 from $851,000. This increase is primarily due to an increase in legal and professional fees.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2009 compared to the same period in 2008:

•
Salaries and employee benefits, the largest component of other expense, decreased $268,000 or 2.1% to $12,509,000 from $12,777,000.  This decrease is primarily due a reduction in the number of full-time equivalent employees offset by merit increases for continuing employees during the three months ended September 30, 2009 compared to the same period in 2008.  There were 340 full-time equivalent employees at September 30, 2009 compared to 352 at September 30, 2008.

•
Occupancy and equipment expense increased $39,000 or 1.1% to $3,752,000 from $3,713,000 primarily due to increases in rent and building expenses for new brokerage offices and expenses for computer software and software maintenance during the first quarter of 2009.

•	Expense for amortization of intangible assets decreased $20,000 or 3.5% to $554,000 from $574,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•	Net other real estate owned expense increased $160,000 or 85.6% to $347,000 from $187,000 primarily due to increased losses on sales of these properties during 2009.

•
FDIC insurance expense increased $1,544,000 or 2005.2% to $1,621,000 from $77,000 due to increases in FDIC assessment rates and a special assessment during the second quarter of 2009 which amounted to approximately $522,000.

•
Other operating expenses decreased a net of $675,000 or 16.3% to $3,478,000 in 2009 from $4,153,000 in 2008 primarily due to the write down of property in DeLand, Illinois to its appraised value during the second quarter of 2008 and decreases in various other expenses during the same period in 2009.

•
All other categories of operating expenses increased a net of $447,000 or 20% to $2,686,000 from $2,239,000. This increase is primarily due to an increase in legal and professional fees and marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $3,076,000 (32.7% effective tax rate) for the nine months ended September 30, 2009, compared to 4,384,000 (34.2% effective tax rate) for the same period in 2008.

  The Company adopted the provisions of FIN No. 48, which was codified within ASC 740,  on January 1, 2007.  The implementation of FIN No. 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Real estate – residential	$127,598	$138,540
Real estate – agricultural	62,422	65,515
Real estate – commercial	314,593	316,532
Total real estate – mortgage	504,613	$520,587
Commercial and agricultural	151,369	167,735
Installment	33,221	48,578
Other	3,421	5,038
Total loans	$692,624	$741,938

Overall loans decreased $49.3 million, or 6.7%.  The decrease was a result of decreases in all categories of loans due to a lack of loan demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions during the on-going recession. Total real estate mortgage loans have averaged approximately 70% of the Company’s total loan portfolio for the past several years.  This is the result of the Company’s long-term commitment to residential real estate lending.  The balance of real estate loans held for sale amounted to $135,000 and $537,000 as of September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the Company had loan concentrations in agricultural industries of $111.6 million, or 16.1%, of outstanding loans and $120.4 million, or 17.4%, at December 31, 2008.  In addition, the Company had loan concentrations in the following industries as of September 30, 2009 compared to December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Principal balance	% Outstanding loans	Principal Balance	% Outstanding loans
Lessors of non-residential buildings	$68,445	9.88%	$68,987	9.30%
Lessors of residential buildings & dwellings	46,008	6.64%	48,648	6.56%
Hotels and motels	50,491	7.29%	45,518	6.14%

The Company had no further loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2009, by maturities (in thousands):

	Maturity (1)
		Over 1
	One year	through	Over
	or less (2)	5 years	5 years	Total
Real estate – residential	$58,503	$58,719	$10,376	$127,598
Real estate -- agricultural	13,310	40,923	8,189	62,422
Real estate – commercial	100,703	195,052	18,838	314,593
Total real estate -- mortgage	172,516	294,694	37,403	504,613
Commercial and agricultural	107,514	41,820	2,035	151,369
Installment	16,100	17,111	10	33,221
Other	1,862	962	597	3,421
Total loans	$297,992	$354,587	$40,045	$692,624
(1) Based on scheduled principal repayments.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2009, loans with maturities over one year consisted of approximately $336 million in fixed rate loans and $59 million in variable rate loans. The loan maturities noted above are based on the contractual provisions of the individual loans.  Rollovers and borrower requests are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$11,376	$7,285
Renegotiated loans which are performing in accordance with revised terms	-	-
Total nonperforming loans	11,376	7,285
Repossessed assets	1,897	2,400
Total nonperforming loans and nonperforming other assets	$13,273	$9,685

The $4,091,000 increase in nonaccrual loans during the nine months ended September 30, 2009 resulted from the net of $6,315,000 of additional loans put on nonaccrual status, $780,000 of loans brought current or paid-off, $1,124,000 of loans transferred to other real estate owned and $320,000 of loans charged-off.

Interest income that would have been reported if nonaccrual and renegotiated loans had been performing totaled $495,000 and $223,900 for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At September 30, 2009, the Company’s loan portfolio included $111.6 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $8.8 million from $120.4 million at December 31, 2008.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $68.4 million of loans to lessors of non-residential buildings and $46 million of loans to lessors of residential buildings and dwellings.

Analysis of the allowance for loan losses as of September 30, 2009 and 2008, and of changes in the allowance for the nine-month periods ended September 30, 2009 and 2008, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Average loans outstanding, net of unearned income	$689,060	$743,749	$703,725	$739,814
Allowance-beginning of period	8,573	6,173	7,587	6,118
Charge-offs:
Real estate-mortgage	432	368	584	1,200
Commercial, financial & agricultural	-	181	73	396
Installment	53	22	90	58
Other	54	51	130	131
Total charge-offs	539	622	877	1,785
Recoveries:
Real estate-mortgage	-	4	1	75
Commercial, financial & agricultural	5	47	17	59
Installment	7	13	30	29
Other	26	30	72	90
Total recoveries	38	94	120	253
Net charge-offs	501	528	757	1,532
Provision for loan losses	928	677	2,170	1,736
Allowance-end of period	$9,000	$6,322	$9,000	$6,322
Ratio of annualized net charge-offs to average loans	.29%	.28%	.22%	.28%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.30%	.85%	1.30%	.85%
Ratio of allowance for loan losses to nonperforming loans	79.1%	91.6%	79.1%	91.6%

The ratio of the allowance for loan losses to nonperforming loans is 79.1% as of September 30, 2009 compared to 91.6% as of September 30, 2008.  The increase in total non-performing loans compared to September 30, 2008, led to the decline of this ratio.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. The increase in non-performing loans is primarily due to five commercial borrowers whose loans became non-performing during the first nine months of 2009. These borrowers became delinquent on their obligations due to deteriorating cash flow positions primarily attributed to recessionary pressures, including: increased vacancies on commercial real estate, slowdown in residential construction, and reduced spending by customers. Management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the first nine months of 2009, the Company had net charge-offs of $757,000 compared to $1,532,000 in 2008. During 2009, the Company’s significant charge-offs included $107,000 on a real estate mortgage loan of one borrower and $332,000 on three commercial real estate loans of two borrowers.

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

The following table sets forth the amortized cost of the securities as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$110,922	2.72%	$72,074	4.72%
Obligations of states and political subdivisions	23,711	3.70%	22,042	4.10%
Mortgage-backed securities	100,179	4.54%	61,102	5.66%
Trust preferred securities	8,317	4.75%	9,328	6.23%
Other securities	6,178	4.56%	6,210	4.56%
Total securities	$249,307	3.70%	$170,756	5.05%

At September 30, 2009, the Company’s investment portfolio showed an increase of $78.6 million from December 31, 2008 primarily due to the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities as well as several mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2009, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at September 30, 2009 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$110,922	$112,640	$112,640	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	23,711	24,499	781	13,936	2,866		1,759	-	5,157
Mortgage-backed securities (2)	100,179	103,259	-	-	-		-	-	103,259
Trust preferred securities	8,317	4,754	-	-	-		-	4,754	-
Other securities	6,178	6,242	-	-	3,189		3,039	-	14
Total investments	$249,307	$251,394	$113,421	$13,936	$6,044		$4,798	$4,754	$108,430

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$118,697	-	$119,764	-
Interest-bearing	324,074	.86%	288,057	1.26%
Savings	102,345	.88%	74,236	.92%
Time deposits	326,218	3.22%	313,729	3.91%
Total average deposits	$871,334	1.52%	$795,786	2.08%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2009 and for the year ended December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
High month-end balances of total deposits	$906,853	$810,756
Low month-end balances of total deposits	831,157	777,337

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
3 months or less	$29,923	$31,748
Over 3 through 6 months	18,770	18,189
Over 6 through 12 months	26,841	61,421
Over 12 months	17,692	24,865
Total	$93,226	$136,223

During the first nine months of 2009, the balance of time deposits of $100,000 or more decreased by approximately $43 million. The decrease in balances was primarily attributable to declines in State of Illinois deposits and consumer time deposits that matured and were not renewed.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $15 million as of September 30, 2009 and December 31, 2008. The Company also maintains time deposits for the State of Illinois with balances of $41,000 as of September 30, 2009 and $4.4 million December 31, 2008. The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2009 and December 31, 2008 is presented below (dollars in thousands):

	September 30,	December 31,
	2009	2008

Securities sold under agreements to repurchase	$79,718	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	5,000
Fixed term – due after one year	22,750	32,750
Debt:
Loans due in one year or less	-	13,000
Junior subordinated debentures	20,620	20,620
Total	$133,088	$152,078
Average interest rate at end of period	2.15%	3.16%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$79,718	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	15,000	5,000
Fixed term – due after one year	32,750	37,750
Debt:
Loans due in one year or less	13,000	16,500
Junior subordinated debentures	20,620	20,620

	September 30,	December 31,
	2009	2008
Averages for the period (YTD)
Securities sold under agreements to repurchase	$69,652	$61,108
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,055	5,098
Fixed term – due after one year	27,274	36,275
Debt:
Federal funds purchased	4	-
Loans due in one year or less	2,004	15,111
Junior subordinated debentures	20,620	20,620
Total	$129,609	$138,212
Average interest rate during the period	2.27%	3.64%

Securities sold under agreements to repurchase had a slight decline of $1 million during the first nine months of 2009. Loans due in one year or less decreased $13 million during the nine-month period ended September 30, 2009 due to the pay down of the line of credit with The Northern Trust Company.

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2009 the fixed term advances consisted of $32.75 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of September 30, 2009. This loan was renegotiated on April 24, 2009. The new revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the then existing covenants at September 30, 2009 and 2008 and December 31, 2008.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.13% and 6.56% at September 30, 2009 and December 31, 2008, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2009, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until September 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2009 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$75,429	$-	$-	$-	$-	$-	$75,429	$75,489
Taxable investment securities	31,019	25,643	8,065	4,380	5,016	152,773	226,896	226,896
Nontaxable investment securities	1,084	1,030	454	707	1,431	19,782	24,488	24,498
Loans	332,943	136,545	103,558	96,199	7,557	15,822	692,624	707,729
Total	$440,475	$163,218	$112,077	$101,286	$14,004	$188,377	$1,019,437	$1,034,612
Interest-bearing liabilities:
Savings and N.O.W. accounts	$73,922	$15,501	16,112	$22,835	$23,537	$139,852	$291,759	$291,759
Money market accounts	167,736	1,322	1,358	1,762	1,799	9,510	183,487	183,487
Other time deposits	215,076	17,871	6,977	10,954	3,712	228	254,818	256,022
Short-term borrowings/debt	79,718	-	-	-	-	-	79,718	79,729
Long-term borrowings/debt	20,310	3,000	20,310	4,750	-	5,000	53,370	55,402
Total	$556,762	$37,694	$44,757	$40,301	$29,048	$154,590	$863,152	$866,399
Rate sensitive assets – rate sensitive liabilities	$(116,287)	$125,524	$67,320	$60,985	$(15,044)	$33,787	$156,285
Cumulative GAP	$(116,287)	$9,237	$76,557	$137,542	$122,498	$156,285

Cumulative amounts as % of total Rate sensitive assets	-11.4%	12.3%	6.6%	6.0%	-1.5%	3.3%
Cumulative Ratio	-11.4%	0.9%	7.5%	13.5%	12.0%	15.3%

The static GAP analysis shows that at September 30, 2009, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2009, the Company’s stockholders' equity had increased $28.2 million, or 34%, to $110,928,000 from $82,778,000 as of December 31, 2008. On February 11, 2009, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B, 9% Non-Cumulative Perpetual Convertible Preferred Stock.  On February 11, 2009, $22,635,000 of the Series B Preferred Stock was issued and sold by the Company to certain of the investors.  The balance of the Series B Preferred Stock is expected to be issued in the fourth quarter of 2009 to the remaining investors following the completion of the bank regulatory process applicable to their purchases. See the heading “Preferred Stock” in the notes to the financial statements for additional information regarding this issuance. In addition, during the first nine months of 2009, net income contributed $6,328,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $1,684,000, net of tax.  Additional purchases of treasury stock (83,832 shares at an average cost of $20.03 per share) decreased stockholders’ equity by approximately $1,679,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2009 and December 31, 2008, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2009, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total Capital (to risk-weighted assets)
Company	$122,249	15.77%	$62,026	> 8.00%	N/A	N/A
First Mid Bank	110,164	14.35	61,403	> 8.00%	$76,754	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	113,249	14.61	31,013	> 4.00%	N/A	N/A
First Mid Bank	101,164	13.18	30,702	> 4.00%	46,052	> 6.00%
Tier 1 Capital (to average assets)
Company	113,249	10.05	45,081	> 4.00%	N/A	N/A
First Mid Bank	101,164	9.03	44,800	> 4.00%	56,000	> 5.00%

December 31, 2008
Total Capital (to risk-weighted assets)
Company	$ 93,469	11.99%	$ 62,364	> 8.00%	N/A	N/A
First Mid Bank	100,531	13.00	61,855	> 8.00%	$77,319	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	85,882	11.02	31,182	> 4.00%	N/A	N/A
First Mid Bank	92,944	12.02	30,927	> 4.00%	46,391	> 6.00
Tier 1 Capital (to average assets)
Company	85,882	8.41	40,845	> 4.00%	N/A	N/A
First Mid Bank	92,844	9.16	40,600	> 4.00%	50,750	> 5.00

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2008, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first nine months of 2009.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $51.8 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

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

During the nine-month period ending September 30, 2009, the Company repurchased 83,832 shares at a total cost of approximately $1,679,000. Since 1998, the Company has repurchased a total of 2,678,969 shares at a total price of approximately $51,489,000.  As of September 30, 2009, the Company was authorized per all repurchase programs to purchase $4,860,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A.and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2009, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2009, the excess collateral at the FHLB would support approximately $63.9 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2009, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of $0 and $20 million in available funds.  This loan was renegotiated on April 24, 2009. The present revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2009 and 2008 and December 31, 2008.

In response to the overall economy, the Company has made a concerted effort during 2008 and 2009 to increase its liquidity to levels above that which management believes would normally be required for operations. As a result, cash and excess funds balances have increased to $106.2 million as of September 30, 2009 compared to $63.7 million as of September 30, 2008 and $86.6 million as of December 31, 2008.  Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$254,818	$209,380	$26,350	$18,860	$228
Debt	20,620	-	-	-	20,620
Other borrowings	112,468	104,718	3,000	4,750	-
Operating leases	3,106	549	1,016	806	735
Supplemental retirement	894	50	100	200	544
	$391,906	$314,697	$30,466	$24,616	$22,127

For the nine-month period ended September 30, 2009, net cash of $8.6 million and $42.6 million was provided from operating activities and financing activities, respectively and $31.7 million was used in investing activities.  In total, cash and cash equivalents increased by $19.5 million since year-end 2008.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Unused commitments and lines of credit:
Commercial real estate	$26,820	$21,876
Commercial operating	75,366	73,406
Home equity	19,288	21,350
Other	28,736	29,674
Total	$150,210	$146,306

Standby letters of credit	$7,370	$6,579

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 -- July 31, 2009	-	$-	-	$5,218,000
August 1, 2009 -- August 31, 2009	7,848	$18.56	7,848	$5,072,000
September 1, 2009 – September 30, 2009	11,538	$18.36	11,538	$4,860,000
Total	19,386	$18.44	19,386	$4,860,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 5, 2009

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