Form 10-K
period 2009-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2010-03-03
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $73,743,000.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 3, 2010, 6,102,360 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2010 Annual
Meeting of Shareholders to be held on April 28, 2010                                                                                                           III

PART I

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

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:
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

First Mid Bank also opened a de novo branch in Decatur, Illinois and a banking center in the Student Union of Eastern Illinois University in Charleston, Illinois (2000); de novo branches in Champaign, Illinois and Maryville, Illinois (2002), and a de novo branch in Highland, Illinois (2005).

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

In 2009, the Company opened de novo branches in Decatur and Champaign.

Employees

The Company, MIDS, Checkley and First Mid Bank, collectively, employed 347 people on a full-time equivalent basis as of December 31, 2009.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through Checkley.  Of these, the community banking line contributes approximately 90% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals.

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

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $1.3 million (.19% of average loans) over the past five years. Nonperforming loans were $12.7 million (1.82% of total loans) at December 31, 2009.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2009, the Company’s net interest margin decreased to 3.40% from 3.73% in 2008. This was the result of a greater decrease in interest-earning asset rates compared to the decrease in borrowing and deposit rates.

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased modestly from $187 million at December 31, 2005 to $226 million at December 31, 2009.  Approximately 66% of the Company’s total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

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

This overall growth strategy has been to grow the customer base without significantly increasing the shareholder base.  This requires a certain amount of financial leverage and the Company monitors its capital base carefully to satisfy all regulatory requirements while maintaining flexibility.  The Company has maintained a Dividend Reinvestment Plan as well as various forms of equity compensation for directors and key managers. It has also maintained an ongoing share buy back program both as a service to shareholders and a means of maintaining optimal levels of capital.  In 2009, the Company issued and sold Series B Preferred Stock to certain investors. The Company also uses various forms of long-term debt to augment its capital when appropriate.
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

Federal and state laws and regulations generally applicable to financial institutions and financial services companies, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund and the depositors, rather than the stockholders, of financial institutions.
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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary's authority under TARP expires October 3, 2010. The Company decided to not participate in the TARP Capital Purchase Program.

Before and after EESA, there have been numerous actions by Congress, the Federal Reserve Board, the Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts, including the American Recovery and Reinvestment Ac enacted February 17, 2009.

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

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee Program and the Debt Guarantee Program.  The FDIC’s Transaction Account Guarantee Program, provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through June 30, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 10 basis points annually on the amount of the deposits.  The FDIC’s Debt Guarantee Program, which expired in October 2009, provided for the guarantee of eligible newly issued senior unsecured debt of participating entities, but the Company and the Bank did not issue any debt under this program.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock issued by the Company in 2009, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2009, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.76%, a Tier 1 risk-based ratio of 14.57% and a leverage ratio of 10.63%.

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
On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.  The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company has expensed $49,000 for this program in 2009.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company has expensed $1,260,000 for this assessment in 2009.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus it Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $522,000 as of June 30, 2009 for this special assessment.

In addition to its insurance assessment, each insured bank was subject, in 2009, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $112,000 during 2009 for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted earlier this year. Beginning January 1, 2011, the base rate increase by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2009, First Mid Bank paid supervisory fees to the OCC totaling $240,000.

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

During the year ended December 31, 2009, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.50%, a Tier 1 risk-based ratio of 13.31% and a leverage ratio of 9.67%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $18.6 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (63)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (41)	Executive Vice President and Chief Financial Officer
John W. Hedges (62)	Executive Vice President
Laurel G. Allenbaugh (49)	Executive Vice President
Kelly A. Downs (42)	Senior Vice President
Christopher L. Slabach (47)	Senior Vice President
Eric S. McRae (44)	Vice President
Charles A. LeFebvre (40)	Vice President

William S. Rowland, age 63, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 41, has been the Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 62, has been Executive Vice President of the Company and the President of First Mid Bank since September 1999.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 49, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Kelly A. Downs, age 42, has been Senior Vice President of Human Resources since April 2008, has served as Vice President of Human Resources from 2001 to April 2008, and has been with the Company since 1991.

Christopher L. Slabach, age 47, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit from 1998-2007.

Eric S. McRae, age 44, has been Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 40, has been Vice President of the Company and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

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

Difficult economic conditions and market disruption have adversely impacted the banking industry and financial markets generally and may significantly affect the business, financial condition, or results of operations of the Company. The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings.

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

Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, and which of our markets, products or other businesses will ultimately be affected. Accordingly, the resulting lack of available credit, lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, the Company has faced the following risks in connection with these events:

•
Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which results in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s operating results.

•
Increased regulation of the banking industry, including heightened legal standards and regulatory requirements. Compliance with such regulation increases costs and may limit the Company’s ability to pursue business opportunities.

•
Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

The Company’s profitability depends significantly on economic conditions in the geographic region in which it operates. A large percentage of the Company’s loans are to individuals and businesses in Illinois, consequently, any decline in the economy of this market area could have a materially adverse effect on the Company’s financial condition and results of operations.

The strength and stability of other financial institutions may adversely affect the Company’s business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services to institutions are interrelated as a result of clearing, counterparty or other relationships. The Company has exposure to different industries and counterparties, and executes transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institution or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect the Company’s results of operations.

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

The Company may not have sufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, payment of preferred stock dividends and for other corporate purposes. This type of liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ. The Company’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or the Company, unfavorable pricing, competition, the Company’s credit rating and regulatory restrictions. (See “Liquidity” herein for management’s actions to mitigate this risk.)

If the Company were unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities. Liquidity policies and limits are established by the board of directors, with operating limits set based upon the ratio of loans to deposits and percentage of assets funded with non-core or wholesale funding. The Company regularly monitors the overall liquidity position of First Mid Bank and the parent company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. The Company also establishes policies and monitors guidelines to diversify First Mid Bank’s wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and debt. First Mid Bank is also a member of the Federal Home Loan Bank of Chicago (FHLB), which provides funding through advances to members that are collateralized with mortgage-related assets.

First Mid Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to the Company should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. The Bank also can borrow from the Federal Reserve’s discount window.

Starting in the middle of 2007, there has been significant turmoil and volatility in worldwide financial markets which, although there has been some improvement, is still ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact the Company to the extent it needs to access capital markets to raise funds to support its business and overall liquidity position. This situation could affect the cost of such funds or the Company’s ability to raise such funds. If the Company were unable to access any of these funding sources when needed, it might be unable to meet customers’ needs, which could adversely impact its financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. The Company may, from time to time, consider opportunistically retiring its outstanding securities, including its trust preferred securities and common shares in privately negotiated or open market transactions for cash. For further discussion, see the “Liquidity” section.

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $517 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2009. A listing of these industries is contained in under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

Continued deterioration in the real estate market could lead to additional losses, which could have a material adverse effect on the business, financial condition and results of operations or the Company. Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures. The Company’s business depends on the creditworthiness of its customers. Management periodically reviews the allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, the Company’s business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

Declines in the value of securities held in the investment portfolio may negatively affect the Company’s earnings. The value of an investment in the portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect the Company’s future earnings and regulatory capital. Continued volatility in the market value of certain of the investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on the Company’s accumulated other comprehensive loss and shareholders’ equity depending upon the direction of the fluctuations.

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

If the Company’s stock price declines from levels at December 31, 2009, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2009. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

The Series B preferred stock impacts net income available to common stockholders and earnings per share.  As long as shares of the Series B preferred stock are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series B preferred stock have been paid in full. The dividends declared on the Series B preferred stock reduce the net income available to common stockholders and earnings per share.

Holders of the Series B preferred stock have rights that are senior to those of common stockholders. The Series B preferred stock is senior to the shares of common stock and holders of the Series B preferred stock have certain rights and preferences that are senior to holders of common stock. The Series B preferred stock will rank senior to the common stock and all other equity securities designated as ranking junior to the Series B preferred stock. So long as any shares of the Series B preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend shall be paid or declared on common stock or other junior stock, other than a dividend payable solely in common stock. The Company also may not purchase, redeem or otherwise acquire for consideration any shares of its common stock or other junior stock unless it has paid in full all accrued dividends on the Series B preferred stock for all prior dividend periods. The Series B preferred stock is entitled to a liquidation preference over shares of common stock in the event of the Company’s liquidation, dissolution or winding up.

The Company may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing stockholders. In order to maintain capital at desired or regulatory-required levels or to replace existing capital, the Company may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The Company may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute stockholder ownership. The Company could also issue additional shares in connection with acquisitions of other financial institutions.

Human error, inadequate or failed internal processes and systems, and external events may have adverse effects on the Company. Operational risk includes compliance or legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards. Operational risk also encompasses transaction risk, which includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Losses resulting from operational risk could take the form of explicit charges, increased operational costs, harm to the Company’s reputation or forgone opportunities. Any of these could potentially have a material adverse effect on the Company’s financial condition and results of operations.

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

First Mid Bank leases a facility located at 14th and Charleston, Mattoon, Illinois which is used by the trust and investment services departments of First Mid Bank.  The office space, comprised of approximately 2,100 square feet, contains five offices, one conference rooms, a file room and a waiting/reception area.  Adequate parking is available to serve customers.

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

First Mid Bank also leases a facility at 913A West Marketview, Champaign, Illinois, located in the Rural King Store. The office space is approximately 1,276 square feet, contains three teller stations, two private offices, a walk-up ATM, a night depository and a conference room.

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

Arcola. First Mid Bank owns a facility at 249 West Springfield Road, Arcola, Illinois.  This building is a one-story structure with approximately 2,800 square feet of office space.  This office space consists of three lobby teller stations, three drive-up teller lanes, three private offices, a conference room, safe deposit vault and a night depository.  A drive-up ATM lane is available adjacent to the teller lanes.  Adequate parking is available to customers in front of the facility. There are also two additional ATMs located at the Arcola Citgo Station on Route 133 at Interstate Five and the Arthur Citgo Station at 209 North Vine.

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

First Mid Bank also leases a facility at 3101 North Water Street, Decatur, Illinois. This one-story facility has approximately 768 square feet of office space. This office space consists of two lobby teller windows, four drive-up teller lanes and a drive-up ATM.

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

ITEM 4.                 [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 609 shareholders of record as of December 31, 2009 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2009
4th	$19.90	$16.55
3rd	$19.90	$17.10
2nd	$20.00	$16.00
1st	$22.20	$18.00
2008
4th	$26.00	$13.00
3rd	$28.50	$24.45
2nd	$27.75	$24.90
1st	$26.15	$23.40

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-15-2009	1-07-2010	$.190
4-29-2009	6-08-2009	$.190
12-16-2008	1-05-2009	$.190
4-30-2008	6-16-2008	$.190

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  Par value remained at $4 per share.  All share and per share amounts have been restated for years prior to 2007 to give retroactive recognition to the stock split.

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 17 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2009.

The following table summarizes share repurchase activity for the fourth quarter of 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2009 – October 31, 2009	0	$0.00	0	$4,860,000
November 1, 2009 – November 30, 2009	41,756	$18.61	41,756	$4,083,000
December 1, 2009 – December 31, 2009	35,215	$18.91	35,215	$3,417,000
Total	76,971	$18.75	76,971	$3,417,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $56.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

ITEM 6.                 SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2009	2008	2007	2006	2005
Summary of Operations
Interest income	$51,409	$57,066	$59,931	$55,556	$44,580
Interest expense	15,837	21,344	28,429	24,712	15,687
Net interest income	35,572	35,722	31,502	30,844	28,893
Provision for loan losses	3,594	3,559	862	760	1,091
Other income	13,455	15,264	14,661	13,380	12,518
Other expense	33,212	31,460	30,055	28,423	25,385
Income before income taxes	12,221	15,967	15,246	15,041	14,935
Income tax expense	4,007	5,443	5,087	5,032	5,128
Net income	8,214	10,524	10,159	10,009	9,807
Dividends on preferred shares	1,821	-	-	-	-
Net income available to common stockholders	$6,393	$10,524	$10,159	$10,009	$9,807
Per Common Share Data (1)
Basic earnings per share	$1.04	$1.69	$1.60	$1.54	$1.48
Diluted earnings per share	1.04	1.67	1.57	1.51	1.44
Dividends per share	.38	.38	.38	.35	.33
Book value per share	14.23	13.50	12.82	11.78	10.98
Capital Ratios
Total capital to risk-weighted assets	15.76%	11.99%	11.13%	10.91%	11.87%
Tier 1 capital to risk-weighted assets	14.57%	11.02%	10.32%	10.10%	11.14%
Tier 1 capital to average assets	10.63%	8.41%	7.89%	7.56%	8.55%
Financial Ratios
Net interest margin	3.40%	3.73%	3.43%	3.51%	3.70%
Return on average assets	.74%	1.03%	1.03%	1.07%	1.18%
Return on average common equity	9.56%	12.87%	13.06%	13.31%	13.64%
Dividend on common shares payout ratio	36.54%	22.49%	23.75%	22.51%	22.55%
Average equity to average assets	9.59%	8.00%	7.90%	8.01%	8.64%
Allowance for loan losses as a percent of total loans	1.35%	1.02%	0.82%	0.81%	0.73%
Year End Balances
Total assets	$1,095,155	$1,049,700	$1,016,338	$980,559	$850,573
Net loans	691,288	734,351	742,043	717,692	631,707
Total deposits	840,410	806,354	770,583	770,595	649,069
Total equity	111,221	82,778	80,452	75,786	72,326
Average Balances
Total assets	$1,108,669	$1,022,734	$985,230	$938,784	$832,752
Net loans	692,961	733,681	722,672	686,069	606,064
Total deposits	744,043	795,786	771,561	737,344	650,116
Total equity	106,295	81,793	77,787	75,174	71,911

(1)	All share and per share data have been restated to reflect the 3-for-2 stock split effective June 29, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2009, 2008 and 2007.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2009, 2008 and 2007

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

Net income was $8.21 million, $10.52 million, and $10.16 million and diluted earnings per share were $1.04, $1.67, and $1.57 for the years ended December 31, 2009, 2008, and 2007, respectively. The decrease in net income in 2009 was primarily the result of an increase in FDIC insurance assessment charges and other-than-temporary impairment losses on securities for the year. The decrease in earnings per share in 2009 was primarily the result of lower net income for the year.  The following table shows the Company’s annualized performance ratios for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Return on average assets	.74%	1.03%	1.03%
Return on average common equity	9.56%	12.87%	13.06%
Average common equity to average assets	9.59%	8.00%	7.90%

Total assets at December 31, 2009, 2008, and 2007 were $1,095.2 million, $1,049.7 million, and $1,016.3 million, respectively. The increase in net assets during 2009 was primarily due to an increase in federal funds sold by the Company and increases in available-for-sale securities, offset by decreases in net loans. Net loan balances decreased to $691.1 million at December 31, 2009, from $733.8 million at December 31, 2008 and compared to $740.1 million at December 31, 2007.  The decrease in 2009 of $42.7 million or 5.8% was due to reduced loan demand as a result of the sluggish economy. Total deposit balances increased to $840.4 million at December 31, 2009 from $806.4 million at December 31, 2008 and from $770.6 million at December 31, 2007. The increase in 2009 was primarily due to increased balances in money market deposits and savings accounts.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.40% for 2009, 3.73% for 2008 and 3.43% for 2007. The decrease in interest margin during 2009 was the result of a greater decrease in interest-earning asset rates compared to the decrease in borrowing and deposit rates and a greater level of liquidity maintained by the Company during 2009. The decrease in interest margin during 2008 was the result of greater decrease in borrowing and deposit rates compared to the decrease in interest-earning asset rates.

Net interest income decreased slightly to $35.6 million in 2009 from $35.7 million in 2008 and $31.5 million in 2007.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income decreased to $13.5 million in 2009 compared to $15.3 million in 2008 and $14.7 million in 2007. The primary reasons for the decrease of $1.8 million or 11.9% from 2008 to 2009 were decreases in trust revenues and brokerage commissions and other-than-temporary impairment charges on investment securities offset by a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. The primary reasons for the increase of $.6 million or 4.1% from 2007 to 2008 were increases in ATM and debit card transaction fees during 2008 compared to 2007, and approximately $291,000 in proceeds on life insurance the Company maintained on former executive and director, Daniel E. Marvin, Jr., who died in April of 2008.

Non-interest expenses increased $1.7 million, to $33.2 million in 2009 compared to $31.5 million in 2008 and $30.1 million in 2007.  The primary factor for the increase during 2009 was an increase in FDIC insurance assessments. The primary factors in the increase during 2008 were additional salaries and benefits expense as a result of merit increases for continuing employees, increases in loan collection expenses and the write down of the DeLand property of $132,000 during the first quarter of 2008.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2009 vs 2008	2008 vs 2007
Net interest income	$(150)	$4,220
Provision for loan losses	(35)	(2,697)
Other income, including securities transactions	(1,809)	603
Other expenses	(1,752)	(1,405)
Income taxes	1,436	(356)
Increase (decrease) in net income	$(2,310)	$365

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $12.7 million at December 31, 2009 compared to $7.3 million at December 31, 2008 and $7.5 million at December 31, 2007.  The increase in 2009 occurred as a result of loans that became nonperforming during the year due to continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties, and declines in property values. Other real estate owned balances totaled $2.9 million at December 31, 2009 compared to $2.4 million at December 31, 2008. The Company’s provision for loan losses was $3,594,000 for 2009 compared to $3,559,000 for 2008.  At December 31, 2009, the composition of the loan portfolio remained similar to 2008.  Loans secured by both commercial and residential real estate comprised 74% of the loan portfolio as of December 31, 2009 and 2008.

The Company also held investments in four trust preferred securities with a fair value of $3.2 million and unrealized losses of $4.6 million at December 31, 2009 compared to a fair value of $5.4 million and unrealized losses of $4 million at December 31, 2008. During 2009, the Company recorded $1.8 million of other-than-temporary impairment charges for the credit portion of the unrealized losses of these securities. The loss established a new, lower amortized cost basis for these securities and reduced non-interest income. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2009, 2008, and 2007 was 14.57%, 11.02%, and 10.32%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2009, 2008, and 2007 was 15.76%, 11.99%, and 11.13%, respectively. The increase in 2009 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $24,635,000 of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.) The increase in 2008 was primarily the result of an increase in retained earnings due to the Company’s increase in net income and changes in federal banking and thrift regulatory agencies rules that permit banking organizations to reduce the amount of goodwill that must be deducted from tier 1 capital by any associated deferred tax liability.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2009, 2008 and 2007 were $132.9 million, $152.9 million and $152.7 million, respectively.  See Note 18 – “Commitments and Contingent Liabilities” herein for further information.

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

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio are determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

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

Other Real Estate Owned. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Investment in Debt and Equity Securities. The Company classifies its investments in debt and equity securities as either held-to-maturity or available-for-sale in accordance with Statement of Financial Accounting  Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Securities classified as held-to-maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. Fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting the financial position, results of operations and cash flows of the Company. If the estimated value of investments is less than the cost or amortized cost, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and the Company determines that the impairment is other-than-temporary, a further determination is made as to the portion of impairment that is related to credit loss. The impairment of the investment that is related to the credit loss is expensed in the period in which the event or change occurred. The remainder of the impairment is recorded in other comprehensive income.

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

SFAS No. 157, “Fair Value Measurements”, which was codified into ASC 820, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs that are unobservable and significant to the fair value measurement.

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

Temporary Liquidity Guarantee Program

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

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee Program and the Debt Guarantee Program.  The FDIC’s Transaction Account Guarantee Program, provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through June 30, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 10 basis points annually on the amount of the deposits.  The FDIC’s Debt Guarantee Program, which expired in October 2009, provided for the guarantee of eligible newly issued senior unsecured debt of participating entities, but the Company and the Bank did not issue any debt under this program.

Federal Deposit Insurance Corporation Insurance Coverage

As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.  The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company has expensed $49,000 for this program in 2009.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company has expensed $1,260,000 for this assessment in 2009.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus it Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $522,000 as of June 30, 2009 for this special assessment.

In addition to its insurance assessment, each insured bank was subject, in 2009, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $112,000 during 2009 for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted earlier this year. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$ 59,597	$ 161	0.27%	$ 26,697	$ 423	1.59%	$ 265	$ 13	5.02%
Federal funds sold	54,630	66	0.12%	19,266	336	1.75%	4,012	201	5.00%
Investment securities
Taxable	207,025	8,073	3.90%	151,752	7,725	5.09%	169,425	8,448	4.99%
Tax-exempt (1)	23,384	963	4.12%	20,312	834	4.11%	17,242	712	4.13%
Loans (2) (3)	701,521	42,146	6.01%	740,083	47,748	6.45%	728,790	50,557	6.94%
Total earning assets	1,046,157	51,409	4.91%	958,110	57,066	5.96%	919,734	59,931	6.52%
Cash and due from banks	18,634			19,433			19,361
Premises and equipment	15,333			15,160			15,888
Other assets	37,105			36,433			36,365
Allowance for loan losses	(8,560)			(6,402)			(6,118)
Total assets	$1,108,669			$1,022,734			$985,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$332,751	2,843	0.85%	$288,057	3,635	1.26%	$271,117	6,459	2.38%
Savings deposits	109,305	938	0.86%	74,236	680	0.92%	60,654	349	0.58%
Time deposits	301,987	9,189	3.04%	313,729	12,277	3.91%	325,397	14,783	4.54%
Securities sold under
agreements to repurchase	72,589	129	0.18%	61,108	872	1.43%	54,962	2,419	4.40%
FHLB advances	36,175	1,612	4.46%	41,370	1,991	4.81%	34,912	1,728	4.95%
Federal funds purchased	3	-	.47%	-	-	-%	3,907	206	5.27%
Subordinated debentures	20,620	1,104	5.36%	20,620	1,396	6.77%	20,620	1,570	7.61%
Other debt	1,498	22	1.48%	15,113	493	3.26%	14,345	915	6.39%
Total interest-bearing liabilities	874,928	15,837	1.81%	814,233	21,344	2.62%	785,914	28,429	3.62%

Demand deposits	119,537			119,764			114,393
Other liabilities	7,909			6,944			7,136
Stockholders’ equity	106,295			81,793			77,787
Total liabilities & equity	$1,108,669			$1,022,734			$985,230

Net interest income		$35,572			$35,722			$31,502

Net interest spread			3.10%			3.34%			2.90%

Impact of non-interest bearing funds			.30%			.39%			.53%

Net yield on interest-earning assets			3.40%			3.73%			3.43%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2009 Compared to 2008			2008 Compared to 2007
	Increase – (Decrease)			Increase – (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(262)	$264	$(526)	$410	$425	$(15)
Federal funds sold	(270)	238	(508)	135	337	(202)
Investment securities:
Taxable	348	2,412	(2,064)	(723)	(890)	167
Tax-exempt (2)	129	127	2	122	126	(4)
Loans (3)	(5,602)	(2,426)	(3,176)	(2,809)	780	(3,589)
Total interest income	(5,657)	615	(6,272)	(2,865)	778	(3,643)

Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(792)	507	(1,299)	(2,824)	381	(3,205)
Savings deposits	258	305	(47)	331	92	239
Time deposits	(3,088)	(445)	(2,643)	(2,506)	(515)	(1,991)
Securities sold under
agreements to repurchase	(743)	139	(882)	(1,547)	244	(1,791)
FHLB advances	(379)	(240)	(139)	263	313	(50)
Federal funds purchased	-	-	-	(206)	(206)	-
Subordinated debentures	(292)	-	(292)	(174)	-	(174)
Other debt	(471)	(293)	(178)	(422)	48	(470)
Total interest expense	(5,507)	(27)	(5,480)	(7,085)	357	(7,442)
Net interest income	$(150)	$642	$(792)	$4,220	$421	$3,799

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income decreased $150,000, or .4% in 2009, compared to an increase of $4,220,000, or 13.4% in 2008.  The decrease in net interest income in 2009 was primarily due to a greater decline in rates on interest-bearing assets than the decline in rates on interest-bearing liabilities and the Company maintained a greater amount of liquidity at a reduced margin. The increase in net interest income in 2008 was primarily due to a greater decline in rates on interest-bearing liabilities then the decline in rates on interest-bearing assets.

In 2009, average earning assets increased by $88.0 million, or 9.2%, and average interest-bearing liabilities increased $60.7 million or 7.5% compared with 2008. In 2008, average earning assets increased by $38.4 million, or 4.2%, and average interest-bearing liabilities increased $28.3 million or 3.6% compared with 2007.   Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $32.9 million or 123.2% in 2009 compared to 2008. In 2008, average interest-bearing deposits held by the Company increased $26.4 million or 9962.3% compared to 2007.

•	Average federal funds sold increased $35.4 million or 183.7% in 2009 compared to 2008. In 2008, average federal funds sold increased $15.3 million or 381.4% compared to 2007.

•	Average loans decreased by $38.6 million or 5.2% in 2009 compared to 2008. In 2008, average loans increased by $11.3 million or 1.6% compared to 2007.

•	Average securities increased by $58.3 million or 33.9% in 2009 compared to 2008. In 2008, average securities decreased by $14.6 million or 7.8% compared to 2007.

•	Average deposits increased by $68.0 million or 10.1% in 2009 compared to 2008. In 2008, average deposits increased by $18.9 million or 2.9% compared to 2007.

•
Average securities sold under agreements to repurchase increased by $11.5 million or 18.8% in 2009 compared to 2008.  In 2008, average securities sold under agreements to repurchase increased by $6.1 million or 11.1% compared to 2007.

•	Average borrowings and other debt decreased by $18.8 million or 24.4% in 2009 compared to 2008. In 2008, average borrowings and other debt increased by $3.3 million or 4.5% compared to 2007.

•	The federal funds rate remained at a range of 0-.25% at December 31, 2009 and 2008. The federal funds rate was 4.25% at December 31, 2007.

•	Net interest margin decreased to 3.40% compared to 3.73% in 2008 and 3.43% in 2007. Asset yields decreased by 105 basis points in 2009, while interest-bearing liabilities decreased by 81 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The TE adjustments to net interest income for 2009, 2008 and 2007 were $497,000, $430,000 and $366,000, respectively. The net yield on interest-earning assets (TE) was 3.46% in 2009, 3.79% in 2008 and 3.48% in 2007.

Provision for Loan Losses

The provision for loan losses in 2009 was $3,594,000 compared to $3,559,000 in 2008 and $862,000 in 2007. Nonperforming loans increased to $12,720,000 at December 31, 2009 from $7,285,000 at December 31, 2008 and compared to $7,481,000 at December 31, 2007.  The increase in 2009 occurred as a result of loans that became nonperforming during the year due to continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties and declines in property values. Net charge-offs were $1,719,000 during 2009, $2,090,000 during 2008, and $620,000 during 2007.  For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2009	2008	2007	2009	2008
Trust	$2,229	$2,666	$2,607	$(437)	$59
Brokerage	424	574	528	(150)	46
Insurance commissions	1,912	1,978	1,950	(66)	28
Service charges	4,952	5,571	5,621	(619)	(50)
Securities gains	637	293	256	344	37
Impairment losses on securities	(1,812)	-	-	(1,812)	-
Gain on sale of merchant banking portfolio	1,000	-	-	1,000	-
Mortgage banking	664	437	482	227	(45)
Other	3,449	3,745	3,217	(296)	528
Total other income	$13,455	$15,264	$14,661	$(1,809)	$603

Total non-interest income decreased to $13,455,000 in 2009 compared to $15,264,000 in 2008 and $14,661,000 in 2007.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
 Trust revenues decreased $437,000 or 16.4% to $2,229,000 in 2009 from $2,666,000 in 2008, compared to $2,607,000 in 2007. The decrease from 2008 to 2009 in trust revenues was due to a decrease in revenues from employee benefits accounts and the overall decline in equity prices for most of 2009. Trust assets were $459.1 million at December 31, 2009 compared to $413.8 million and $453.9 million at December 31, 2008 and 2007, respectively.

•
Revenue from brokerage annuity sales decreased $150,000 or 26.1% to $424,000 in 2009 from $574,000 in 2008, compared to $528,000 in 2007.  The decrease from 2008 to 2009 was due a reduction in commissions received from the sale of annuities.

•
Insurance commissions decreased $66,000 or 3.3% to $1,912,000 in 2009 from $1,978,000 in 2008, compared to $1,950,000 in 2007.  The decrease from 2008 to 2009 was due to a decrease in commissions received on sales of business property and casualty insurance.

•
Fees from service charges decreased $619,000 or 11.1% to $4,952,000 in 2009 from $5,571,000 in 2008, compared to $5,621,000 in 2007.  This decrease from 2008 to 2009 was primarily the result of a decrease in the number of overdrafts.

•
Net securities gains in 2009 were $637,000 compared to net securities gains of $293,000 in 2008, and $256,000 in 2007.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2009, 2008 and 2007.

•
During 2009, the Company recorded other-than-temporary impairment charges amounting to $1,812,000 for its investments in four trust preferred securities. See Note 4 - “Investment Securities” for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of First Mid Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2008 or 2007.

•
Mortgage banking income increased $227,000 or 51.9% to $664,000 in 2009 from $437,000 in 2008, compared to $482,000 in 2007.  This increase from 2008 to 2009 was due to a increase in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances are as follows:

•	$63 million (representing 552 loans) in 2009
•	$46 million (representing 381 loans) in 2008
•	$48 million (representing 421 loans) in 2007

•
Other income decreased $296,000 or 7.9% to $3,449,000 in 2009 from $3,745,000 in 2008, compared to $3,217,000 in 2007.  This decrease from 2008 to 2009 was primarily due to proceeds from a life insurance policy received in 2008 that was not received in 2009 and decreased merchant card income due to sale of First Mid Bank’s merchant card servicing portfolio during the first quarter of 2009.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2009	2008	2007	2009	2008
Salaries and benefits	$16,830	$16,876	$16,408	$(46)	$468
Occupancy and equipment	4,989	4,959	4,831	30	128
Amortization of other intangibles	730	766	821	(36)	(55)
Other real estate owned, net	470	234	82	236	152
FDIC insurance assessment expense	1,943	158	91	1,785	67
Stationery and supplies	563	557	547	6	10
Legal and professional fees	2,021	1,820	1,641	201	179
Marketing and promotion	963	847	911	116	(64)
Other	4,703	5,243	4,723	(540)	520
Total other expense	$33,212	$31,460	$30,055	$1,752	$1,405

Total non-interest expense increased to $33,212,000 in 2009 from $31,460,000 in 2008 and $30,055,000 in 2007.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, decreased $46,000 or .3% to $16,830,000 in 2009 from $16,876,000 in 2008, compared to $16,408,000 in 2007. The decrease in 2009 was as primarily due to a reduction in incentive compensation expense as a result of not achieving desired objectives in 2009 compared to during the year 2008. There were 347 full-time equivalent employees at December 31, 2009 compared to 343 at December 31, 2008 and 346 at December 31, 2007.

•
Occupancy and equipment expense increased $30,000 or .6% to $4,989,000 in 2009 from $4,959,000 in 2008, compared to $4,831,000 in 2007. The increase in 2009 was primarily due to the addition of two new leased facilities in Decatur and Champaign added during the fourth quarter of 2009.  In 2008, this increase primarily due to increases in rent and building expenses for new brokerage offices and expenses for computer software and software maintenance during the first quarter of 2009.

•	Amortization of other intangibles expense decreased $36,000 in 2009 due to complete amortization of one core deposit intangible in the second quarter of 2009.

•
Net other real estate owned expense increased $236,000 or 100.9% to $470,000 in 2009 from $234,000 in 2008, compared to $82,000 in 2007. The increase in 2009 is primarily due to increased losses on sales of these properties due to further economic deterioration during the year.

•
FDIC insurance expense increased $1,785,000 or 1129.7% to $1,943,000 in 2009 from $158,000 in 2008, compared to $91,000 in 2007. The increase in 2009 was due to increases in FDIC assessment rates during 2009 as well as a special assessment during the second quarter of 2009 which amounted to approximately $522,000.

•
Other operating expenses decreased $540,000 or 10.3% to 4,703,000 in 2009 from $5,243,000 in 2008, compared to $4,723,000 in 2007. In 2008, this increase was due to the write down of property in DeLand, Illinois to its appraised value during the second quarter of 2008 and decreases in various other expenses during 2009.

•
On a net basis, all other categories of operating expenses increased $323,000 or 10.0% to $3,547,000 in 2009 from $3,224,000 in 2008, compared to $3,099,000 in 2007.  In 2009, the increase was primarily due to increases in legal and other professional expenses associated with loan collections and marketing and promotion expenses.

Income Taxes

Income tax expense amounted to $4,007,000 in 2009 compared to $5,443,000 in 2008 and $5,087,000 in 2007.  Effective tax rates were 32.8%, 34.1% and 33.4%, respectively, for 2009, 2008 and 2007.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which was codified within ASC 740, on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2009	% Outstanding Loans	2008	2007	2006	2005
Construction and land development	$28,041	4.0%	$40,362	$55,581	$47,309	$36,712
Farm loans	62,330	8.9%	65,647	61,898	59,420	51,023
1-4 Family residential properties	180,415	25.7%	200,204	193,065	189,068	156,762
Multifamily residential properties	19,467	2.8%	23,833	30,795	29,847	33,005
Commercial real estate	226,400	32.3%	217,307	203,282	205,932	187,452
Loans secured by real estate	516,653	73.7%	547,353	544,621	531,576	464,954
Agricultural loans	54,144	7.7%	54,098	51,793	50,526	41,048
Commercial and industrial loans	105,351	15.0%	109,324	116,176	105,799	104,981
Consumer loans	20,815	3.0%	25,806	29,903	29,765	23,562
All other loans	3,787	.6%	5,357	5,668	5,902	3,588
Total loans	$700,750	100.0%	$741,938	$748,161	$723,568	$638,133

Loan balances decreased by $41.2 million or 5.6% from December 31, 2008 to December 31, 2009 due to a decrease in most loan type balances.  Balances of loans sold into the secondary market were $63 million in 2009, compared to $46 million in 2008. The balance of real estate loans held for sale, included in the balances shown above, amounted to $149,000 and $537,000 as of December 31, 2009 and 2008, respectively.

Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. The Company does not have any sub-prime mortgages or credit card loans outstanding which are also generally considered to be higher credit risk.

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$144,521	20.6%	$152,897	20.6%
Charleston region	58,890	8.4%	59,227	8.0%
Sullivan region	68,802	9.8%	76,181	10.3%
Effingham region	89,141	12.7%	93,940	12.7%
Decatur region	212,908	30.4%	222,895	30.0%
Highland region	126,488	18.1%	136,798	18.4%
Total all regions	$700,750	100.0%	$741,938	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2009, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2009, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	Loans
Other grain farming	$102,515	14.63%	$97,082	13.08%
Lessors of non-residential buildings	72,016	10.28%	68,987	9.30%
Lessors of residential buildings & dwellings	44,232	6.31%	48,648	6.56%
Hotels and motels	50,788	7.25%	45,518	6.14%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2009, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$25,986	$1,962	$93	$28,041
Farm loans	10,727	41,235	10,368	62,330
1-4 Family residential properties	26,374	101,033	53,008	180,415
Multifamily residential properties	2,122	10,250	7,095	19,467
Commercial real estate	24,758	164,181	37,461	226,400
Loans secured by real estate	89,967	318,661	108,025	516,653
Agricultural loans	39,264	14,401	479	54,144
Commercial and industrial loans	62,267	38,350	4,734	105,351
Consumer loans	4,584	15,402	829	20,815
All other loans	598	1,491	1,698	3,787
Total loans	$196,680	$388,305	$115,765	$700,750
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2009, loans with maturities over one year consisted of $477 million in fixed rate loans and $27 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Repossessed Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “restructured loans”. Repossessed assets include primarily repossessed real estate and automobiles.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Once interest accruals are discontinued, accrued but uncollected interest is charged to current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

Restructured loans are loans on which, due to deterioration in the borrower’s financial condition, the original terms have been modified in favor of the borrower or either principal or interest has been forgiven.

Repossessed assets represent property acquired as the result of borrower defaults on loans. These assets are recorded at estimated fair value, less estimated selling costs, at the time of foreclosure or repossession.  Write-downs occurring at foreclosure are charged against the allowance for loan losses. On an ongoing basis, properties are appraised as required by market indications and applicable regulations. Write-downs for subsequent declines in value are recorded in non-interest expense in other real estate owned along with other expenses related to maintaining the properties.

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans	$12,720	$7,285	$7,460	$3,639	$3,458
Restructured loans which are performing in accordance
with revised terms	-	-	21	29	-
Total nonperforming loans	12,720	7,285	7,481	3,668	3,458
Repossessed assets	2,896	2,400	524	1,396	420
Total nonperforming loans and repossessed assets	$15,616	$9,685	$8,005	$5,064	$3,878
Nonperforming loans to loans, before allowance for loan losses	1.82%	.98%	1.00%	.51%	.54%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	2.23%	1.31%	1.07%	.70%	.61%

The $5,435,000 increase in nonaccrual loans during 2009 resulted from the net of $8,297,000 of loans put on nonaccrual status, offset by $1,620,000 of loans transferred to other real estate owned, $323,000 of loans charged off and $919,000 of loans becoming current or paid-off. The primary increase in nonaccrual loans was in commercial real estate which increased $4,917,000 during 2009 due to insufficient cash flow of various borrowers. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2009		December 31, 2008
	Balance	% of Total	Balance	% of Total
Construction and land development	$2,064	16.2%	$2,889	39.7%
Farm loans	1,355	10.6%	1,355	18.6%
1-4 Family residential properties	1,968	15.5%	1,105	15.2%
Multifamily residential properties	487	3.8%	220	3.0%
Commercial real estate	6,063	47.7%	1,146	15.7%
Loans secured by real estate	11,937	93.8%	6,715	92.2%
Agricultural loans	-	-	177	2.4%
Commercial and industrial loans	783	6.2%	345	4.7%
Consumer loans	-	-	48	0.7%
Total loans	$12,720	100.0%	$7,285	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $672,000, $274,000 and $426,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The $496,000 increase in repossessed assets during 2009 resulted from the net of $2,930,000 of additional assets repossessed, $165,000 of further write-downs of repossessed assets to current market value and $2,269,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2009		December 31, 2008
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,252	16.2%	$1,873	39.7%
1-4 Family residential properties	945	15.5%	351	15.2%
Commercial real estate	665	47.7%	164	15.7%
Total real estate	2,862	93.8%	2,388	92.2%
Other collateral	34	-	12	0.7%
Total repossessed collateral	$2,896	100.0%	$2,400	100.0%

Repossessed assets sold during 2009 resulted in a net loss of $225,000, of which $221,000 was related to real estate asset sales and $4,000 was related to other repossessed asset sales. Repossessed assets sold during 2008 resulted in a net loss of $69,000, of which $55,000 was related to real estate asset sales and $14,000 was related to other repossessed asset sales. Repossessed assets sold during 2007 resulted in a net gain of $37,000, of which $29,000 was related to real estate asset sales and $8,000 was related to other repossessed asset sales.

Loan Quality and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the reserve necessary to adequately account for the estimate of potential losses inherent in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by management as the amount needed to maintain an adequate allowance for loan losses.  In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, management relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.  Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses.  Management considers collateral values and guarantees in the determination of such specific allocations.  Additional factors considered by management in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and renegotiated loans, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At December 31, 2009, the Company’s loan portfolio included $116.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $102.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.2 million from $119.7 million at December 31, 2008 while loans concentrated in other grain farming increased $6 million from $113.7 million at December 31, 2008.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $72.0 million of loans to lessors of non-residential buildings and $44.2 million of loans to lessors of residential buildings and dwellings.

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2009	2008	2007	2006	2005
Average loans outstanding, net of unearned income	$701,521	$740,083	$728,790	$691,726	$610,781
Allowance-beginning of year	$7,587	$6,118	$5,876	$4,648	$4,621
Balance added through acquisitions	-	-	-	1,405	-
Charge-offs:
Real estate-mortgage	1,240	1,640	368	231	122
Commercial, financial and agricultural	287	479	180	595	757
Installment	176	119	100	142	278
Other	176	184	215	188	130
Total charge-offs	1,879	2,422	863	1,156	1,287
Recoveries:
Real estate-mortgage	6	75	9	8	63
Commercial, financial and agricultural	27	98	48	30	75
Installment	31	38	33	49	42
Other	96	121	153	132	43
Total recoveries	160	332	243	219	223
Net charge-offs	1,719	2,090	620	937	1,064
Provision for loan losses	3,594	3,559	862	760	1,091
Allowance-end of year	$9,462	$7,587	$6,118	$5,876	$4,648
Ratio of net charge-offs to average loans	.25%	.28%	.09%	.14%	.17%
Ratio of allowance for loan losses to loans outstanding (at end of year)	1.35%	1.02%	.82%	.81%	.73%
Ratio of allowance for loan losses to nonperforming loans	74.4%	104.1%	81.8%	160.2%	134.4%

The ratio of the allowance for loan losses to non-performing loans is 74.4% as of December 31, 2009 compared to 104.1% as of December 31, 2008.  While the balance of non-performing loans reflects the total loan balance, the allowance for loan losses reflects only the portion of the loan balance that is an estimated potential loss. Therefore the increase in non-performing loans, which was greater than the increase in the allowance for loan losses required to account for probable losses, led to the decline of this ratio.  The increase in 2009 occurred as a result of loans that became nonperforming during the year due to continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties and declines in property values. The current economic environment and the increase in estimated probable losses in the loan portfolio resulted in the increased allowance balance.

The Company minimizes credit risk by adhering to sound underwriting and credit review policies.  These policies are reviewed at least annually, and the Board of Directors approves all changes.  Senior management is actively involved in business development efforts and the maintenance and monitoring of credit underwriting and approval.  The loan review system and controls are designed to identify, monitor and address asset quality problems in an accurate and timely manner.  At least quarterly, the Board of Directors reviews the status of problem loans.  In addition to internal policies and controls, regulatory authorities periodically review asset quality and the overall adequacy of the allowance for loan losses.

During 2009, the Company had net charge-offs of $1,719,000 compared to $2,090,000 in 2008 and $620,000 in 2007. During 2009, the Company’s significant charge-offs included $173,000 on commercial loans of two borrowers, $107,000 of real estate mortgage loans of one borrower and $902,000 of commercial real estate mortgage loans of four borrowers. During 2008, the Company’s significant charge-offs included $204,000 on commercial loans of one borrower, $200,000 of real estate mortgage loans of one borrower and $1,181,000 of commercial real estate mortgage loans of three borrowers. During 2007, the Company’s significant charge-offs included $165,000 on commercial loans of three borrowers, $66,000 of real estate mortgage loans of one borrower and $250,000 of commercial real estate mortgage loans of two borrowers.

At December 31, 2009, the allowance for loan losses amounted to $9,462,000, or 1.35% of total loans, and 74.4% of nonperforming loans.  At December 31, 2008, the allowance for loan losses amounted to $7,587,000, or 1.02% of total loans, and 104.1% of nonperforming loans. Given the increase in non-performing loans and the current state of the economy, management’s estimate of probable losses in the loan portfolio has increased and resulted in an increase in the ratio of the allowance for loan losses to total loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.  The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2009		December 31, 2008		December 31, 2007
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	loans	losses	loans	losses	loans
Residential real estate	$488	28.5%	$510	30.2%	$214	29.9%
Commercial / Commercial real estate	7,429	51.3%	5,345	49.5%	3,828	50.1%
Agricultural / Agricultural real estate	315	16.6%	223	16.1%	531	15.2%
Consumer	312	3.0%	358	3.5%	404	4.0%
Other	97	.5%	78	.7%	22	.8%
Total allocated	8,641		6,514		4,999
Unallocated	821	N/A	1,073	N/A	1,119	N/A
Allowance at end of year	$9,462	100.0%	$7,587	100.0%	$6,118	100.0%

	December 31, 2006		December 31, 2005
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Residential real estate	$215	30.3%	$134	29.7%
Commercial / Commercial real estate	3,395	49.6%	2,519	51.6%
Agricultural / Agricultural real estate	607	15.2%	730	14.4%
Consumer	382	4.1%	319	3.7%
Other	26	.8%	18	.6%
Total allocated	4,625		3,720
Unallocated	1,251	N/A	928	N/A
Allowance at end of year	$5,876	100.0%	$4,648	100.0%

The allowance allocated to commercial and commercial real estate loans increased $2.1 million from 2008 during 2009 and $1.5 million from 2007 during 2008. This resulted from an increase in the balance of impaired and classified loans and an increase in the allocation percent for this loan category. These increases were due to the ongoing poor economy which has led to increased vacancies in commercial real estate and deficient cash flows from business operations.

The unallocated allowance represents an estimate of the probable, inherent, but yet undetected, losses in the loan portfolio.  It is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management’s estimate to ensure that the overall allowance of loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses.   Fluctuations in the unallocated portion of the allowance result from qualitative factors such as economic conditions, expansionary activities, and portfolio composition that influence the level of risk in the portfolio but are not specifically quantified.

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

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities
and obligations of U.S. government
corporations and agencies	$89,640	3.27%	$72,074	4.72%	$106,175	4.82%
Obligations of states and
political subdivisions	23,530	4.13%	22,042	4.10%	17,820	4.15%
Mortgage-backed securities	111,301	4.36%	61,102	5.66%	49,798	5.33%
Trust preferred securities	7,758	4.22%	9,328	6.23%	9,587	6.30%
Other securities	6,166	4.56%	6,210	4.56%	35	-%
Total securities	$238,395	3.93%	$170,756	5.05%	$183,415	4.96%

At December 31, 2009, the Company’s investment portfolio showed an increase of $67.6 million from December 31, 2008 primarily due to the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities as well as several mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2009, for all investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at December 31, 2009 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$89,640	$90,974	$90,974	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	23,530	24,185	1,686	13,362	2,393		2,850	-	3,894
Mortgage-backed securities (2)	111,301	114,519	-	-	-		-	-	114,519
Trust preferred securities	7,758	3,155	-	-	-		-	3,155	-
Other securities	6,166	6,333	-	-	3,216		3,102	-	15
Total investments	$238,395	$239,166	$92,660	$13,362	$5,609		$5,952	$3,155	$118,428

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of December 31, 2009:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$1,229,829	$1,547,376	$280,837	$4,699,801
Fair value	$948,496	$1,087,828	$188,287	$930,223
Unrealized gains/(losses)	$(281,333)	$(459,548)	$(92,550)	$(3,769,578)
Other-than-temporary impairment recorded in earnings	$220,000	$1,531,531	$44,146	$16,303

Lowest credit rating assigned	Caa1	Ca	Caa1	Ca
Number of performing banks	26	24	3	34
Number of issuers in default	3	4	-	4
Number of issuers in deferral	3	7	2	7
Defaults & deferrals as a % of performing collateral	24.9%	32.7%	68.7%	16.1%
Discount margin	9.740%	9.685%	1.800%	1.289%
Recovery assumption (1)	15%	15%	15%	15%
Prepayment assumption	0%	0%	0%	0%

(1) With 2 year lag

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

If the Company does not intend to sell the security and it is not more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis only the amount related to credit loss is recognized in earnings.  In determining the portion of OTTI that is related to credit loss, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The remaining portion of OTTI, related to other factors, is recognized in other comprehensive earnings, net of applicable taxes. The Company recognized $1.8 million of OTTI in earnings during 2009. There was no OTTI recorded during 2008 or 2007.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See Note 4- “Investment Securities” to the Financial Statements for a discussion of the Company’s evaluation and subsequent charges for OTTI.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for 2009, 2008 and 2007 (dollars in thousands):

	2009		2008		2007
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$119,537	-	$119,764	-	$114,393	-
Interest bearing	332,751	1.26%	288,057	1.26%	271,117	1.98%
Savings	109,305	.92%	74,236	.92%	60,654	.58%
Time deposits	301,987	3.91%	313,729	3.91%	325,397	4.54%
Total average deposits	$863,580	2.08%	$795,786	2.08%	$771,561	2.66%

	December 31,
(dollars in thousands)	2009	2008	2007
High month-end balances of total deposits	$906,853	$810,756	$784,597
Low month-end balances of total deposits	831,157	777,337	756,222

In 2009, the average balance of deposits increased by $67.8 million from 2008. The increase was primarily attributable to increases in money market and savings account balances. Average non-interest bearing deposits decreased by $.2 million, average money market account balances increased by $35.3 million, and NOW account balances increased by $4.4 million offset by a decline in consumer CD balances. In 2008, the average balance of deposits increased by $24.2 million from 2007. The increase was primarily attributable to increases in savings account balances. Average non-interest bearing deposits increased by $5.4 million, average money market account balances increased by $4.7 million, and NOW account balances increased by $12.2 million offset by a decline in consumer CD balances.

In 2009, the Company’s significant deposits included brokered CDs and deposit relationships with various public entities. As of December 31, 2009, the Company had three brokered CDs which totaled $15 million.  Five public entities had total balances of $25.3 million in various checking accounts and time deposits as of December 31, 2009. These balances are subject to change depending upon the cash flow needs of the public entity.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2009	2008	2007
3 months or less	$24,951	$24,922	$17,883
Over 3 through 6 months	8,622	18,189	25,339
Over 6 through 12 months	29,852	61,421	47,160
Over 12 months	18,267	24,865	7,670
Total	$81,692	$129,397	$98,052

The balance of time deposits of $100,000 or more decreased $47.7 million from December 31, 2008 to December 31, 2009. The decrease in balances was primarily attributable to a decrease in time deposits. The balance of time deposits of $100,000 or more increased $38.2 million from December 31, 2007 to December 31, 2008. The increase in balances was primarily attributable to an increase in brokered CD balances.

Balances of time deposits of $100,000 or more includes brokered CDs, time deposits maintained for public entities, and consumer time deposits. The balance of brokered CDs was $15 million as of December 31, 2009 and 2008. The Company also maintains time deposits for the State of Illinois with balances of $41,000, $4.4 million and $3 million as of December 31, 2009, 2008 and 2007, respectively.  The State of Illinois deposits are subject to bid annually and could increase or decrease in any given year.

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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2009	2008	2007
At December 31:
Securities sold under agreements to repurchase	$80,386	$80,708	$68,300
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	5,000	15,000
Fixed term – due after one year	22,750	32,750	37,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due after one year	-	13,000	14,500
Total	$133,756	$152,078	$156,170
Average interest rate at year end	2.10%	3.16%	3.96%
Maximum Outstanding at Any Month-end
Federal funds purchased	$-	$-	$14,100
Securities sold under agreements to repurchase	83,826	80,708	68,300
Federal Home Loan Bank advances:
Overnight	-	-	7,000
Fixed term – due in one year or less	15,000	5,000	20,000
Fixed term – due after one year	32,750	37,750	37,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due after one year	13,000	16,500	16,500
Averages for the Year
Federal funds purchased	3	-	3,907
Securities sold under agreements to repurchase	72,589	61,108	54,962
Federal Home Loan Bank advances:
Overnight	-	-	58
Fixed term – due in one year or less	10,041	5,098	8,905
Fixed term – due after one year	26,134	36,275	25,950
Junior subordinated debentures	20,620	20,620	20,620
Debt due after one year	1,498	15,111	14,345
Total	$130,885	$138,212	$128,747
Average interest rate during the year	2.19%	3.64%	5.31%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $32.75 million as follows:

•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

At December 31, 2009 and 2008, outstanding loan balances included $0 and $13 million, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2009. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.3% at December 31, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2008 and 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2009 and 2008 the rate was 3.10% and 6.56%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2009 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$79,512	$-	$-	$-	$-	$-	$79,512	$79,544
Taxable investment securities	15,319	10,295	11,366	1,070	10,275	166,657	214,982	214,982
Nontaxable investment securities	1,298	658	539	830	822	20,027	24,174	24,184
Loans	341,473	115,288	99,471	113,003	15,685	15,830	700,750	708,409
Total	$437,602	$126,241	$111,376	$114,903	$26,782	$202,514	$1,019,418	$1,027,119
Interest-bearing liabilities:
Savings and N.O.W. accounts	$64,862	$16,846	$17,507	$24,783	$25,541	$151,882	$301,421	$301,421
Money market accounts	169,908	1,201	1,235	1,602	1,635	8,643	184,224	184,224
Other time deposits	185,553	17,513	9,813	8,704	4,221	235	226,039	227,366
Short-term borrowings/debt	80,386	-	-	-	-	-	80,386	80,389
Long-term borrowings/debt	20,310	3,000	25,060	-	-	5,000	53,370	55,068
Total	$521,019	$38,560	$53,615	$35,089	$31,397	$165,760	$845,440	$848,468
Rate sensitive assets – rate sensitive liabilities	$(83,417)	$87,681	$57,761	$79,814	$(4,615)	$36,754	$173,978
Cumulative GAP	$(83,417)	$4,264	$62,025	$141,839	$137,224	$173,978

Cumulative amounts as % of total rate sensitive assets	-8.2%	8.6%	5.7%	7.8%	-0.5%	3.6%
Cumulative Ratio	-8.2%	0.4%	6.1%	13.9%	13.5%	17.1%

The static GAP analysis shows that at December 31, 2009, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.    There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company’s net interest income.

Capital Resources

At December 31, 2009, stockholders’ equity increased $28.4 million or 34.4% to $111,221,000 from $82,778,000 as of December 31, 2008.  During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B  9% Non-Cumulative Perpetual Convertible Preferred Stock.  See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.

Additionally, during 2009 net income contributed $8,214,000 to equity before the payment of dividends to stockholders.  The change in the market value of available-for-sale investment securities increased stockholders’ equity by $880,000, net of tax.  Additional purchases of treasury stock (160,803 shares at an average cost of $19.42 per share) decreased stockholders’ equity by $3,122,000.

Stock Plans

On June 29, 2007, the Company effected a three-for-two stock split in the form of a 50% stock dividend.  All share and per share information has been restated to reflect the split.

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2009, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,894,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,894,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	9,916 common shares during 2009
•	7,600 common shares during 2008
•	10,651 common shares during 2007.

First Retirement and Savings Plan

The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	19,000 common shares during 2009
•	7,161 common shares during 2008
•	3,087 common shares during 2007.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,329,000 in common stock dividends paid during 2009, $807,000 or 34.7% was reinvested into shares of common stock of the Company through the DRIP. Of the $1,822,000 in preferred stock dividends paid during 2009, $48,000 or 2.6% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2009, 42,044 common shares were issued from common stock dividends and 2,617 common shares were issued from preferred stock dividends
•	During 2008, 31,684 common shares were issued from common stock dividends
•	During 2007, 28,788 common shares were issued from common stock dividends.

Stock Incentive Plan

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”).  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein in the SI Plan.  This SI Plan is more fully described in Note 15- “Stock Option Plan.”

A maximum of 300,000 shares are authorized under the SI Plan.  Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.

The Company has awarded the following stock options:

•	The Company awarded no options during the year ended December 31, 2009
•	In December 2008, the Company awarded 27,500 options at an option price of $23.00
•	In December 2007, the Company awarded 32,000 options at an option price of $26.10.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation,” which was codified into ASC 718, using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services had not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2009 includes stock option compensation cost of $53,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2008 includes stock option compensation cost of $58,000 and $57,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $56.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

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

During 2009, the Company repurchased 160,803 shares (2.6% of common shares) at a total price of $3,122,000. During 2008, the Company repurchased 262,877 shares (4.3% of common shares) at a total price of $6,784,000. As of December 31, 2009, approximately $3,417,000 remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  Other institutions, not considered highly-rated, are required to maintain a ratio of Tier 1 Capital to Risk-Weighted Assets of 4% to 5% depending on their particular circumstances and risk profiles.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2009, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2009 follows:

	Total Capital	Tier One Capital	Tier One Capital
	to Risk-Weighted	to Risk-Weighted	to Average
	Assets	Assets	Assets
First Mid-Illinois Bancshares, Inc. (Consolidated)	15.76%	14.57%	10.63%
First Mid-Illinois Bank & Trust, N.A.	14.50%	13.31%	9.67%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business. Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing. The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources for cash include overnight federal fund lines, FHLB advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank, and the Company’s operating line of credit with The Northern Trust Company. Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A. and $15 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2009, First Mid Bank met these regulatory requirements.

•
In addition, the Company has a revolving credit agreement in the amount of $20 million with The Northern Trust Company. The Company had an outstanding balance of $0 with $20 million in available funds as of December 31, 2009. This loan was renegotiated on April 24, 2009. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.3% at December 31, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

•
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2009, the excess collateral at the FHLB could support approximately $60.4 million of additional advances.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2009 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$226,039	$179,548	$29,100	$17,155	$236
Debt	20,620	-	-	-	20,620
Other borrowings	113,137	105,387	7,750	-	-
Operating leases	2,963	531	978	779	675
Supplemental retirement liability	903	50	200	200	453
	$363,662	$285,516	$38,028	$18,134	$21,984

For the year ended December 31, 2009, net cash of $8.3 million and $35.4 million was provided from operating activities and financing activities, respectively and $30.6 million was used in investing activities. In total, cash and cash equivalents increased by $13.1 million since year-end 2008. Generally, during 2009, the increase in cash balances was due to an increase in interest-bearing deposits held by the Company and federal funds sold.

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

For the years ended December 31, 2009 and 2008, the Company also had issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II.  See heading “Repurchase Agreements and Other Borrowings” for a more detailed description.

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

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the other-than-temporary-impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. FSP FAS 115-2 and 124-2 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if FSP FAS 157-4 was adopted early as well. The Company elected to adopt FSP FAS 115-2 and 124-2 and FSP FAS 157-4 as of March 31, 2009. See discussion in Note 4 - “Investment Securities” for more detailed information.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” which was codified into ASC 860.  SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was codified into ASC 810. SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

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

Based on the financial analysis performed as of December 31, 2009, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2009	Income	Income		Average Equity
Prime rate is 3.25%	$(000)	(%)		2009=8.47%
Prime rate increase of:
200 basis points to 5.25%	$(1,406)	(5.5	) %	(1.13)%
100 basis points to 4.25%	(764)	(3.0	) %	(.61)%
Prime rate decrease of:
200 basis points to 2.25%	(1,191)	(4.6)%		(.96)%
100 basis points to 1.25%	(242)	(.9)%		(.19)%

The following table shows the same analysis performed as of December 31, 2008:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2008	Income	Income		Average Equity
Prime rate is 3.25%	$(000)	(%)		2008=10.97%
Prime rate increase of:
200 basis points to 5.25%	$(446)	(1.8	) %	(.37)%
100 basis points to 4.25%	(492)	(2.0	) %	(.41)%
Prime rate decrease of:
200 basis points to 2.25%	872	3.6%		.71%
100 basis points to 1.25%	446	1.8%		.36%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2009 and 2008 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

			Change in
	Changes In		Economic Value of Equity
	Interest Rates		Amount of	Percent
	(basis points)		Change ($000)	of Change
December 31, 2009	+200	bp	$3,670	1.7%
	+100	bp	3,530	1.7%
	-200	bp	(24,633)	(11.7)%
	-100	bp	(11,941)	(5.7)%
December 31, 2008	+200	bp	$10,065	6.5%
	+100	bp	9,835	6.4%
	-200	bp	(15,396)	(10.0)%
	-100	bp	(3,121)	(2.0)%

As indicated above, at December 31, 2009, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2009, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except share data)	2009	2008
Assets
Cash and due from banks
Non-interest bearing	$20,243	$17,077
Interest bearing	19,512	31,266
Federal funds sold	60,000	38,300
Cash and cash equivalents	99,755	86,643
Investment securities:
Available-for-sale, at fair value	238,697	169,476
Held-to-maturity, at amortized cost (estimated fair value of
$469 and $610 at December 31, 2009 and 2008, respectively)	459	599
Loans held for sale	149	537
Loans	700,601	741,401
Less allowance for loan losses	(9,462)	(7,587)
Net loans	691,139	733,814
Interest receivable	6,871	7,161
Other real estate owned	2,862	2,388
Premises and equipment, net	15,487	14,985
Goodwill, net	17,363	17,363
Intangible assets, net	2,832	3,562
Other assets	19,541	13,172
Total assets	$1,095,155	$1,049,700
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$128,726	$119,986
Interest bearing	711,684	686,368
Total deposits	840,410	806,354
Securities sold under agreements to repurchase	80,386	80,708
Interest payable	861	1,616
FHLB borrowings	32,750	37,750
Other borrowings	-	13,000
Junior subordinated debentures	20,620	20,620
Other liabilities	8,907	6,874
Total liabilities	983,934	966,922
Stockholders’ Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued 4,927 shares in 2009	24,635	-
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,364,959 shares in 2009 and 7,254,117 shares in 2008	29,460	29,017
Additional paid-in capital	26,811	25,289
Retained earnings	62,144	58,059
Deferred compensation	2,894	2,787
Accumulated other comprehensive income (loss)	464	(416)
Less treasury stock at cost, 1,282,076 shares in 2009 and 1,121,273 shares in 2008	(35,187)	(31,958)
Total stockholders’ equity	111,221	82,778
Total liabilities and stockholders’ equity	$1,095,155	$1,049,700

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)	2009	2008	2007
Interest income:
Interest and fees on loans	$42,146	$47,748	$50,557
Interest on investment securities:
Taxable	8,073	7,725	8,448
Exempt from federal income tax	963	834	712
Interest on federal funds sold	66	336	201
Interest on deposits with other financial institutions	161	423	13
Total interest income	51,409	57,066	59,931
Interest expense:
Interest on deposits	12,970	16,592	21,591
Interest on securities sold under agreements to repurchase	129	872	2,419
Interest on FHLB advances	1,612	1,991	1,729
Interest on federal funds purchased	-	-	206
Interest on other borrowings	22	493	914
Interest on subordinated debt	1,104	1,396	1,570
Total interest expense	15,837	21,344	28,429
Net interest income	35,572	35,722	31,502
Provision for loan losses	3,594	3,559	862
Net interest income after provision for loan losses	31,978	32,163	30,640
Other income:
Trust revenues	2,229	2,666	2,607
Brokerage commissions	424	574	528
Insurance commissions	1,912	1,978	1,950
Service charges	4,952	5,571	5,621
Securities gains, net	637	293	256
Total other-than-temporary impairment losses on securities	(2,465)	-	-
Portion of loss recognized in other comprehensive loss (before taxes)	653	-	-
Other-than-temporary impairment losses recognized in earnings	(1,812)	-	-
Gain on sale of merchant banking portfolio	1,000	-	-
Mortgage banking revenue, net	664	437	482
Other	3,449	3,745	3,217
Total other income	13,455	15,264	14,661
Other expense:
Salaries and employee benefits	16,830	16,876	16,408
Net occupancy and equipment expense	4,989	4,959	4,831
Net other real estate owned expense	470	234	82
FDIC insurance expense	1,943	158	91
Amortization of other intangible assets	730	766	821
Stationery and supplies	563	557	547
Legal and professional	2,021	1,820	1,641
Marketing and promotion	963	847	911
Other	4,703	5,243	4,723
Total other expense	33,212	31,460	30,055
Income before income taxes	12,221	15,967	15,246
Income taxes	4,007	5,443	5,087
Net income	$8,214	$10,524	$10,159
Dividends on preferred shares	1,821	-	-
Net income available to common stockholders	$6,393	$10,524	$10,159
Per common share data:
Basic earnings per share	$1.04	$1.69	$1.60
Diluted earnings per share	1.04	1.67	1.57
Cash dividends per share	.38	.38	.38
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2009, 2008 and 2007						Accumulated
(In thousands, except share and per share data)			Additional			Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2006	$ -	$ 22,808	$21,261	$68,625	$2,629	$19	$(39,556)	$75,786
Comprehensive income:
Net income	-	-	-	10,159	-	-	-	10,159
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	1,077	-	1,077
Total Comprehensive Income								11,236
Cash dividends on common stock ($.38 per share)	-	-	-	(2,375)	-	-	-	(2,375)
Issuance of 28,778 common shares pursuant to the Dividend Reinvestment Plan	-	77	713	-	-	-	-	790
Issuance of 10,651 common shares pursuant to the Deferred Compensation Plan	-	32	254	-	-	-	-	286
Issuance of 3,087 common shares pursuant to the First Retirement & Savings Plan	-	11	71	-	-	-	-	82
Purchase of 237,128 treasury shares	-	-	-	-	-	-	(6,481)	(6,481)
Deferred compensation	-	-	-	-	(61)	-	61	-
Tax benefit related to deferred compensation distributions	-	-	409	-	-	-	-	409
Issuance of 39,801 common shares pursuant to the exercise of stock options	-	119	322	-	-	-	-	441
Tax benefit related to exercise of incentive stock options	-	-	153	-	-	-	-	153
Tax benefit related to exercise of non-qualified stock options	-	-	64	-	-	-	-	64
Vested stock options compensation expense	-	-	61	-	-	-	-	61
Retirement of 1,500,000 treasury shares	-	(4,000)	-	(17,021)	-	-	21,021	-
3-for-2 stock split in the form of 50% stock dividend	-	9,493	-	(9,493)	-	-	-	-
December 31, 2007	$ -	$ 28,540	$23,308	$49,895	$2,568	$1,096	$(24,955)	$80,452
Comprehensive income:
Net income	-	-	-	10,524	-	-	-	10,524
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	(1,512)	-	(1,512)
Total Comprehensive Income	-							9,012
Cash dividends on common stock ($.38 per share)	-	-	-	(2,360)	-	-	-	(2360)
Issuance of 31,684 common shares pursuant to the Dividend Reinvestment Plan	-	127	697	-	-	-	-	824
Issuance of 7,600 common shares pursuant to the Deferred Compensation Plan	-	31	158	-	-	-	-	189
Issuance of 7,161 common shares pursuant to the First Retirement & Savings Plan	-	29	145	-	-	-	-	174
Purchase of 262,877 treasury shares	-	-	-	-	-	-	(6,784)	(6,784)
Deferred compensation	-	-	-	-	219	-	(219)	-
Tax benefit related to deferred compensation distributions	-	-	34	-	-	-	-	34
Issuance of 72,559 common shares pursuant to the exercise of stock options	-	290	483	-	-	-	-	773
Tax benefit related to exercise of incentive stock options	-	-	263	-	-	-	-	263
Tax benefit related to exercise of non-qualified stock options	-	-	143	-	-	-	-	143
Vested stock options compensation expense	-	-	58	-	-	-	-	58
December 31, 2008	$ -	$ 29,017	$25,289	$58,059	$2,787	$(416)	$(31,958)	$82,778

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2009, 2008 and 2007						Accumulated
(In thousands, except share and per share data)			Additional			Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2008	$ -	$ 29,017	$25,289	$58,059	$2,787	$(416)	$(31,958)	$82,778
Comprehensive income:
Net income	-	-	-	8,214	-	-	-	8,214
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	880	-	880
Total Comprehensive Income								9,094
Cash dividends on preferred stock ($370 per share)	-	-	-	(1,821)	-	-	-	(1,821)
Cash dividends on common stock ($.38 per share)	-	-	-	(2,308)	-	-	-	(2,308)
Issuance of 4,927 shares of preferred stock	24,635	-	-	-	-	-	-	24,635
Issuance of 44,661 common shares pursuant to the Dividend Reinvestment Plan	-	179	674	-	-	-	-	853
Issuance of 9,916 common shares pursuant to the Deferred Compensation Plan	-	40	136	-	-	-	-	176
Issuance of 19,000 common shares pursuant to the First Retirement & Savings Plan	-	75	255	-	-	-	-	330
Purchase of 160,803 treasury shares	-	-	-	-	-	-	(3,122)	(3,122)
Deferred compensation	-	-	-	-	107	-	(107)	-
Tax benefit related to deferred compensation distributions	-	-	67	-	-	-	-	67
Issuance of 37,266 common shares pursuant to the exercise of stock options	-	149	239	-	-	-	-	388
Tax benefit related to exercise of incentive stock options	-	-	19	-	-	-	-	19
Tax benefit related to exercise of non-qualified stock options	-	-	79	-	-	-	-	79
Vested stock options compensation expense	-	-	53	-	-	-	-	53
December 31, 2009	$ 24,635	$ 29,460	$26,811	$62,144	$2,894	$464	$(35,187)	$111,221

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$8,214	$10,524	$10,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,594	3,559	862
Depreciation, amortization and accretion, net	3,070	2,234	1,845
Compensation expense for vested stock options	53	58	61
Gain on investment securities, net	(637)	(293)	(256)
Other-than-temporary impairment losses on securities recognized in earnings	1,812	-	-
Loss on sales of other real property owned, net	353	153	7
Loss on write own of fixed assets	80	132	-
Gain on sale of merchant banking portfolio	(1,000)	-	-
Gain on sales of loans held for sale, net	(727)	(520)	(560)
Deferred income taxes	(1,515)	(631)	(218)
Decrease in accrued interest receivable	290	1,148	108
Decrease in accrued interest payable	(755)	(648)	(181)
Origination of loans held for sale	(62,904)	(44,103)	(47,714)
Proceeds from sales of loans held for sale	64,019	46,060	48,534
Increase in other assets	(7,145)	(2,467)	(188)
Increase in other liabilities	1,522	24	176
Net cash provided by operating activities	8,324	15,230	12,635
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	38,275	2,322	14,007
Proceeds from maturities of securities available-for-sale	63,321	90,439	64,172
Proceeds from maturities of securities held-to-maturity	140	580	145
Purchases of securities available-for-sale	(171,440)	(80,243)	(80,478)
Net decrease (increase) in loans	39,081	2,696	(25,473)
Purchases of premises and equipment	(1,954)	(1,082)	(856)
Proceeds from sales of other real property owned	1,987	1,100	1,274
Net cash provided by (used in) investing activities	(30,590)	15,812	(27,209)
Cash flows from financing activities:
Net increase (decrease) in deposits	34,056	35,771	(12)
Decrease in federal funds purchased	-	-	(6,800)
Increase (decrease)in repurchase agreements	(322)	12,408	1,607
Proceeds from short-term FHLB advances	-	-	69,000
Repayment of short-term FHLB advances	-	(10,000)	(61,000)
Proceeds from long-term FHLB advances	-	-	24,750
Repayment of long-term FHLB advances	(5,000)	(5,000)	-
Proceeds from long-term debt	-	5,000	9,000
Repayment of long-term debt	(13,000)	(6,500)	(5,500)
Proceeds from issuance of common stock	894	1,136	809
Proceeds from issuance of preferred stock	24,635	-	-
Purchase of treasury stock	(3,122)	(6,784)	(6,481)
Dividends paid on preferred stock	(1,242)	-	-
Dividends paid on common stock	(1,521)	(1,553)	(1,512)
Net cash provided by financing activities	35,378	24,478	23,861
Increase in cash and cash equivalents	13,112	55,520	9,287
Cash and cash equivalents at beginning of year	86,643	31,123	21,836
Cash and cash equivalents at end of year	$99,755	$86,643	$31,123

	2009	2008	2007
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$16,592	$21,992	$28,610
Income taxes	4,596	6,086	4,306
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$2,847	$2,900	$625
Dividends reinvested in common shares	853	824	790
Net tax benefit related to option and deferred compensation plans	165	440	626
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(Table dollar amounts in thousands, except share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. (“Checkley”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2009 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  Following is a description of the more significant of these policies.

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

At December 31, 2009, the Company held $226.4 million in commercial real estate loans and $28 million in construction and land development loans. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed.

At December 31, 2009, the Company held $54 million in agricultural production loans and $62 million in agricultural real estate loans. Values of agricultural real estate in the current market have declined due to locally depressed markets which has significantly affected the repayment ability for some agricultural loan customers.

In addition, the Company has $50.8 million of loans in the hospitality (motels and hotels) industry. Due to national, state and local economic conditions, values for commercial real estate and, specifically hotel properties, have declined and the market for these properties is depressed.  The performance of these loans is also dependent on borrower specific issues as well as the general level of business and personal travel within the region.

The Company also has $72.0 million of loans to lessors of non-residential buildings and $44.2 million of loans to lessors of residential buildings and dwellings. Due to national, state and local economic conditions, values for commercial real estate have declined and the market for these properties is also depressed.

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

SFAS No. 157, Fair Value Measurements, which was codified into ASC 820, establishes a framework for measuring the fair value of financial instruments that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The three levels are defined as follows:

•	Level 1 — quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs that are unobservable and significant to the fair value measurement.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include non-interest bearing and interest bearing cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

The Company classifies its debt securities into one or more of three categories: held-to-maturity, available-for-sale, or trading.  Held-to-maturity securities are those which management has the positive intent and ability to hold to maturity.  Available-for-sale securities are those securities which management may sell prior to maturity as a result of changes in interest rates, prepayment factors, or as part of the Company’s overall asset and liability strategy.  Trading securities are those securities bought and held principally for the purpose of selling them in the near term.  The Company had no securities designated as trading during 2009, 2008 or 2007.

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

Effective April 2009, the Company adopted new accounting guidance (ASC 320-10) related to recognition and presentation of other-than-temporary impairment (“OTTI”). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an OTTI of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an OTTI recorded in other comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

As a result of this guidance, the Company’s consolidated statement of income as of December 31, 2009, reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For available-for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected based on cash flow projections.

Prior to the adoption of the recent accounting guidance in April 2009, management considered, in determining whether OTTI exists, (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer(s) and (3) the intent and ability of the Company to retain its investment in the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is charged to expense and determined principally by the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	20 - 40 years
Leasehold improvements	5-15 years
Furniture and equipment	3-7 years

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets as of December 31, 2009 and 2008. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB  to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during 2009 or 2008. The Company evaluated its cost investment in FHLB stock and deemed it was ultimately recoverable.

Temporary Liquidity Guarantee Program

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

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee Program and the Debt Guarantee Program.  The FDIC’s Transaction Account Guarantee Program, provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through June 30, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 10 basis points annually on the amount of the deposits.  The FDIC’s Debt Guarantee Program, which expired in October 2009, provided for the guarantee of eligible newly issued senior unsecured debt of participating entities, but the Company and the Bank did not issue any debt under this program.

Federal Deposit Insurance Corporation Insurance Coverage

As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.  The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company has expensed $49,000 for this program in 2009.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates would increase annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. First Mid Bank’s assessment rate at December 31, 2009 was 13.27 basis points. The Company has expensed $1,260,000 for this assessment in 2009.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus it Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. This special assessment was collected September 30, 2009. The Company expensed $522,000 as of June 30, 2009 for this special assessment.

In addition to its insurance assessment, each insured bank was subject, in 2009, to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $112,000 during 2009 for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted earlier this year. Beginning January 1, 2011, the base rate increase by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years.

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

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries.  Fees from trust activities are recorded on an cash basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust & Wealth Management Division of First Mid Bank.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred.  At December 31, 2009, the Company managed or administered 1,117 accounts with assets totaling approximately $459,149,000. At December 31, 2008, the Company managed or administered 1,115 accounts with assets totaling approximately $413,754,000.

Preferred Stock

During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock. The Series B Preferred Stock had an issue price of $5,000 per share and no par value per share.  The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

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

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2009 was $14.23.

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

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation,” which was codified into ASC 718, using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services had not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2009 includes stock option compensation cost of $53,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2008 includes stock option compensation cost of $58,000 and $57,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities and unrealized appreciation (depreciation) on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income.

The Company’s comprehensive income for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Net income	$8,214	$10,524	$10,159
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	2,732	(2,184)	2,020
Unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,465)	-	-
Other-than-temporary impairment losses recognized in earnings	1,812	-	-
Reclassification adjustment for realized gains included in income	(637)	(293)	(256)
Other comprehensive income (loss) before taxes	1,442	(2,477)	1,764
Tax benefit (expense)	(562)	965	(687)
Total other comprehensive income (loss)	880	(1,512)	1,077
Comprehensive income	$9,094	$9,012	$11,236

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2009	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$5,364	$-	$5,364
Other-than-temporary impairment losses on securities	-	(4,603)	(4,603)
Tax benefit (expense)	(2,091)	1,794	(297)
Balance at December 31, 2009	$3,273	$(2,809)	$464

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2008	Securities	Losses	Total
Net unrealized gains (losses) on securities available-for-sale	$(681)	$-	$(681)
Tax benefit (expense)	265	-	265
Balance at December 31, 2008	$(416)	$-	$(416)

See Note 4 – “Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

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

The components of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Basic Earnings per Common Share:
Net income	$8,214,000	$10,524,000	$10,159,000
Preferred stock dividends	(1,821,000)	-	-
Net income available to common stockholders	$6,393,000	$10,524,000	$10,159,000
Weighted average common shares outstanding	6,131,314	6,231,438	6,356,772
Basic earnings per common share	$1.04	$1.69	$1.60
Diluted Earnings per Common Share:
Net income available to common stockholders	$6,393,000	$10,524,000	$10,159,000
Effect of assumed preferred stock conversion	-	-	-
Net income applicable to diluted earnings per share	$6,393,000	$10,524,000	$10,159,000
Weighted average common shares outstanding	6,131,314	6,231,438	6,356,772
Dilutive potential common shares:
Assumed conversion of stock options	35,879	75,976	125,521
Assumed conversion of preferred stock	-	-	-
Diluted weighted average common shares outstanding	6,167,193	6,307,414	6,482,293
Diluted earnings per common share	$1.04	$1.67	$1.57

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 because they were anti-dilutive:

	2009	2008	2007
Stock options to purchase shares of common stock	202,970	124,813	124,813
Average dilutive potential common shares associated with convertible preferred stock	1,031,982	--	--

Note 3 – Cash and Due from Banks

Aggregate cash and due from bank balances of $686,000, $808,000 and $392,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2009, 2008 and 2007, respectively.

Note 4 – Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2009 and 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$89,640	$1,386	$(52)	$90,974
Obligations of states and political subdivisions	23,071	742	(97)	23,716
Mortgage-backed securities	111,301	3,343	(125)	114,519
Trust preferred securities	7,758	-	(4,603)	3,155
Other securities	6,166	187	(20)	6,333
Total available-for-sale	$237,936	$5,658	$(4,897)	$238,697
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

2008
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$72,074	$2,567	$(9)	$74,632
Obligations of states and political subdivisions	21,443	106	(627)	20,922
Mortgage-backed securities	61,102	1,715	(15)	62,802
Trust preferred securities	9,328	-	(3,950)	5,378
Other securities	6,210	-	(468)	5,742
Total available-for-sale	$170,157	$4,388	$(5,069)	$169,476
Held-to-maturity:
Obligations of states and political subdivisions	$599	$11	$-	$610

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The unrealized losses of these securities, which have maturities ranging from four years to twenty nine years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” below for further information regarding these securities.  Except as discussed below, management believes the declines in fair value for these securities are temporary.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Proceeds from sales	$38,275	$2,322	$14,007
Gross gains	637	293	256
Gross losses	-	-	-
Income tax expense	223	103	90

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2009 (dollars in thousands) and the weighted average yield for each range of maturities.  Mortgage-backed securities are aged according to their weighted average life.  All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$50,227	$29,483	$9,930	$-	$89,640
Obligations of state and political subdivisions	2,795	3,868	16,078	330	23,071
Mortgage-backed securities	5,557	90,572	15,172	-	111,301
Trust preferred securities	1,511	6,247	-	-	7,758
Other securities	-	6,131	-	35	6,166
Total investments	$60,090	$136,301	$41,180	$365	$237,936
Weighted average yield	3.48%	3.98%	4.41%	4.07%	3.93%
Full tax-equivalent yield	3.57%	4.04%	5.18%	6.06%	4.12%

Held-to-maturity:
Obligations of state and political subdivisions	$408	$51	$-	$-	$459
Weighted average yield	5.21%	4.75%	-%	-%	5.16%
Full tax-equivalent yield	7.77%	6.58%	-%	-%	7.64%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2009.

Investment securities carried at approximately $185,357,000 and $152,598,000 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2009 and 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$(52)	$-	$-	$90,974	$(52)
Obligations of states and political subdivisions	23,015	(40)	1,170	(57)	24,185	(97)
Mortgage-backed securities	114,431	(124)	88	(1)	114,519	(125)
Trust preferred securities	-	-	3,155	(4,603)	3,155	(4,603)
Corporate bonds	6,318	-	15	(20)	6,333	(20)
Total	$234,738	$(216)	$4,428	$(4,681)	$239,166	$(4,897)
December 31, 2008:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$68,925	$-	$5,707	$(9)	$74,632	$(9)
Obligations of states and political subdivisions	21,532	(627)	-	-	21,532	(627)
Mortgage-backed securities	62,802	(15)	-	-	62,802	(15)
Trust preferred securities	3,448	(842)	1,930	(3,108)	5,378	(3,950)
Corporate bonds	5,742	(468)			5,742	(468)
Total	$162,449	$(1,952)	$7,637	$(3,117)	$170,086	$(5,069)

Obligations of states and political subdivisions

At December 31, 2009, there were four obligations of states and political subdivisions issued by two municipalities with a fair value of $1,170,000 and unrealized losses of $57,000 in a continuous unrealized loss position for twelve months or more.  This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2009.

Mortgage-backed Securities

At December 31, 2009, there was one mortgage-backed security issued by Federal Home Loan Mortgage Corporation with a fair value of $88,000 and unrealized losses of $583 in a continuous unrealized loss position for twelve months or more.  This position was due to intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at December 31, 2009.

Trust Preferred Securities

At December 31, 2009, there were four trust preferred securities with a fair value of $3,155,000 and unrealized losses of $4,603,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded a total of $1,812,000 of OTTI for these securities during 2009.  This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2009. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at December 31, 2009. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded
PreTSL I	$1,230	$949	$(281)	$220
PreTSL II	1,547	1,088	(459)	1,532
PreTSL VI	281	188	(93)	44
PreTSL XXVIII	4,700	930	(3,770)	16
Total	$7,758	$3,155	$(4,603)	$1,812

Other securities

At December 31, 2009, there was one corporate bond with a fair value of $15,000 and unrealized losses of $20,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of this security has led to increased supply, while demand has decreased, leading to devaluation of the security. Management has evaluated this security and believes the decline in market value is liquidity, and not credit, related. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider it to be other than temporarily impaired at December 31, 2009.

The Company does not believe any other individual unrealized loss as of December 31, 2009 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities.  For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses debt and equity securities impairment model.

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are pooled trust preferred securities. For each pooled trust preferred security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if OTTI has occurred. Various inputs to the economic models are sued to determine if an unrealized loss is other-than-temporary. The most significant inputs are the following:

•	Prepayments
•	Defaults
•	Loss severity

The pooled trust preferred securities relate to trust preferred securities issued by financial institutions. The pools typically consist of financial institutions throughout the United States. Other inputs may include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions including profitability, capital ratios, and asset quality.

To determine if the unrealized losses for pooled trust preferred securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (financial institutions) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluated the current credit enhancement underlying the bond to determine the impact on cash flows. If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

For those securities for which OTTI was determined to have occurred as of December 31, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following assumptions were used to measure the amount of credit loss recognized in earnings. The Company’s assumptions for the pooled trust preferred securities included default rates of 2% for the first two quarters of 2010, 1% for the third and fourth quarters of 2010 and the first quarter of 2011 and .375% for all quarters remaining over the life of the securities, a 15% recovery with a 2 year lag, and no prepayments.

Credit Losses Recognized on Investments

During 2009, the Company adopted the revisions to ASC 820, formerly FASB Staff Position (“FSP”) 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly “ and FSP 157-3, “Determining the Fair Value of a Financial Asset When the market for That Asset is  Not Active” and ASC 320, formerly FSP 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The effect of the adoption of these new standards for 2009 was an increase in net income of approximately $4.6 million before taxes or approximately $3 million after taxes.

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the year ended December 31, 2009 (in thousands). There were no credit losses recorded in income for the years ended December 31, 2008 or 2007.

Accumulated
Credit Losses
December 31, 2009
Credit losses on trust preferred securities held
Beginning of year	$-
Additions related to OTTI losses not previously recognized	1,812
Reductions due to sales	-
Reductions due to change in intent or likelihood of sale	-
Additions related to increases in previously recognized OTTI losses	-
Reductions due to increases in expected cash flows	-
End of year	$1,812

Maturities of investment securities were as follows at December 31, 2009 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$54,533	$54,492
Due after one-five years	45,729	42,583
Due after five-ten years	26,008	26,767
Due after ten years	365	336
	126,635	124,178
Mortgage-backed securities	111,301	114,519
Total available-for-sale	$237,936	$238,697

Held-to-maturity:
Due in one year or less	$408	$414
Due after one-five years	51	55
Due after five-ten years	-	-
Due after ten-years	-	-
Total held-to-maturity	$459	$469
Total investment securities	$238,395	$239,166

Note 5 – Loans

A summary of loans at December 31, 2009 and 2008 follows (in thousands):

	2009	2008
Construction and land development	$28,041	$40,362
Farm loans	62,330	65,647
1-4 Family residential properties	180,415	200,204
Multifamily residential properties	19,467	23,833
Commercial real estate	226,400	217,307
Loans secured by real estate	516,653	547,353
Agricultural loans	54,144	54,098
Commercial and industrial loans	105,351	109,324
Consumer loans	20,815	25,806
All other loans	3,787	5,357
Total loans	$700,750	$741,938

The real estate mortgage loan balance in the above table includes loans held for sale of $149,000 and $537,000 at December 31, 2009 and 2008, respectively.

The aggregate principal balances of nonaccrual, past due ninety days or more and renegotiated loans were $12,720,000 and $7,285,000 at December 31, 2009 and 2008, respectively. Interest income which would have been recorded under the original terms of such nonaccrual or renegotiated loans totaled $672,000, $274,000 and $426,000 in 2009, 2008 and 2007, respectively.

Impaired loans are defined as those loans where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected.  Both nonaccrual and restructured loans meet this definition.  The Company evaluates all individual loans on nonaccrual or restructured with a balance over $100,000 for impairment.  Impaired loans are measured by the Company at the present value of expected future cash flows or, alternatively, if the loan is collateral dependant, at the fair value of the collateral.  Known losses of principal on these loans have been charged off.  Interest income on nonaccrual loans is recognized only at the time cash is received.  Interest income on restructured loans is recorded according to the most recently agreed upon contractual terms.

The following table presents information on impaired loans at December 31, 2009 and 2008:

	2009	2008
Impaired loans for which a specific allowance has been provided	$5,131	$696
Impaired loans for which no specific allowance has been provided	7,589	6,589
Total loans determined to be impaired	$12,720	$7,285
Allowance on impaired loans	$563	$160
	For the year ended December 31,
	2009	2008
Average recorded investment in impaired loans	$9,912	$7,326
Cash basis interest income recognized from
impaired loans	473	352

Most of the Company’s business activities are with customers located within east central Illinois.  At December 31, 2009, the Company’s loan portfolio included $116.5 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $102.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $3.2 million from $119.7 million at December 31, 2008 while loans concentrated in other grain farming increased $6 million from $113.7 million at December 31, 2008.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $72.0 million of loans to lessors of non-residential buildings and $44.2 million of loans to lessors of residential buildings and dwellings.

Mortgage loans serviced by others for First Mid Bank are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans at December 31, 2009 and 2008 were approximately $6,333,000 and $8,495,000, respectively.

Note 6 – Allowance for Loan Losses

Changes in the allowance for loan losses were as follows during the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of year	$7,587	$6,118	$5,876
Provision for loan losses	3,594	3,559	862
Recoveries	160	332	243
Charge-offs	(1,879)	(2,422)	(863)
Balance, end of year	$9,462	$7,587	$6,118

Note 7 – Premises and Equipment, Net

Premises and equipment at December 31, 2009 and 2008 consisted of:

	2009	2008
Land	$3,569	$3,524
Buildings and improvements	17,347	16,437
Furniture and equipment	13,223	12,072
Leasehold improvements	1,341	1,295
Construction in progress	-	450
Subtotal	35,480	33,778
Accumulated depreciation and amortization	19,993	18,793
Total	$15,487	$14,985

Construction in progress balances as of December 31, 2008, consisted primarily of expenditures related to the construction of a new facility in Arcola, Illinois completed during 2009. Depreciation and amortization expense was $1,538,000, $1,617,000 and $1,629,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 8 – Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired, and intangible assets arising from the rights to service mortgage loans for others.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2009 and 2008:

	2009		2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,563	3,015	2,362
Core deposit intangibles	5,936	3,953	5,936	3,614
Customer list intangibles	1,904	1,507	1,904	1,317
	$31,978	$11,783	$31,978	$11,053

Total amortization expense for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Intangibles from branch acquisitions	$201	$201	$200
Core deposit intangibles	339	374	431
Customer list intangibles	190	191	190
	$730	$766	$821

Estimated amortization expense for each of the five succeeding years is shown in the table below:

Estimated amortization expense:
For period ended 12/31/10	$704
For period ended 12/31/11	$704
For period ended 12/31/12	$380
For period ended 12/31/13	$313
For period ended 12/31/14	$313

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and 2008, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 10 – Deposits

As of December 31, 2009 and 2008, deposits consisted of the following:

	2009	2008
Demand deposits:
Non-interest bearing	$128,726	$119,986
Interest-bearing	169,480	152,340
Savings	131,941	88,502
Money market	184,224	121,809
Time deposits	226,039	323,717
Total deposits	$840,410	$806,354

Total interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Interest-bearing demand	$539	$1,100	$1,872
Savings	882	618	291
Money market	2,304	2,535	4,587
Time deposits	9,245	12,339	14,841
Total	$12,970	$16,592	$21,591

As of December 31, 2009, 2008 and 2007, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2009	2008	2007
Outstanding	$81,692	$129,397	$98,052
Interest expense for the year	3,857	4,416	4,652

The following table shows the amount of maturities for all time deposits as of December 31, 2009:

Less than 1 year	$179,548
1 year to 2 years	18,333
2 years to 3 years	10,767
3 years to 4 years	9,563
4 years to 5 years	7,592
Over 5 years	236
Total	$226,039

In 2009, the Company’s significant deposits included brokered CDs and deposit relationships with various public entities. As of December 31, 2009, the Company had three brokered CDs which totaled $15 million.  In addition, the Company maintains account relationships with various public entities throughout its market areas. Five public entities had total balances of $25.3 million in various checking accounts and time deposits as of December 31, 2009. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 11 – Borrowings

As of December 31, 2009 and 2008 borrowings consisted of the following:

	2009	2008
Securities sold under agreements to repurchase	$80,386	$80,708
Federal Home Loan Bank advances:
Fixed-term advances	32,750	37,750
Subordinated debentures	20,620	20,620
Other debt:
Loans due in one year or less	-	-
Loans due after one year	-	13,000
Total	$133,756	$152,078

Aggregate annual maturities of long-term borrowings at December 31, 2009 are:

2010	$10,000
2011	3,000
2012	14,750
2013	-
2014	-
Thereafter	25,620
$53,370

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances totaling $32.75 million are as follows:

•	$5 million advance at 4.58% with a 5-year maturity, due March 22, 2010
•	$2.5 million advance at 5.46% with a 3-year maturity, due June 12, 2010
•	$2.5 million advance at 5.12% with a 3-year maturity, due June 12, 2010, one year lockout, callable quarterly
•	$3 million advance at 5.98% with a 10-year maturity, due March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

	2009	2008	2007
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$83,826	$80,708	$68,300
Average amount outstanding for the year	72,589	61,108	54,962

First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2009) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

At December 31, 2009 and 2008, outstanding loan balances included $0 and $13 million, respectively, on a revolving credit agreement with The Northern Trust Company. This loan was renegotiated on April 24, 2009. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.3% at December 31, 2009) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009. The Company and First Mid Bank were in compliance with the existing covenants at December 31, 2008 and 2007.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2009 and 2008 the rate was 3.10% and 6.56%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

Note 12 – Regulatory Capital

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
Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2009 and 2008, that all capital adequacy requirements have been met.

As of December 31, 2009 and 2008, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table.  At December 31, 2009, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to risk-weighted assets)
Company	$123,977	15.76%	$62,949	> 8.00%	N/A	N/A
First Mid Bank	112,982	14.50%	62,367	> 8.00%	$77,958	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	114,635	14.57%	31,474	> 4.00%	N/A	N/A
First Mid Bank	103,730	13.31%	31,183	> 4.00%	46,775	> 6.00%
Tier 1 Capital (to average assets)
Company	114,635	10.63%	43,150	> 4.00%	N/A	N/A
First Mid Bank	103,730	9.67%	42,886	> 4.00%	53,607	> 5.00%
December 31, 2008
Total Capital (to risk-weighted assets)
Company	$93,469	11.99%	$62,364	> 8.00%	N/A	N/A
First Mid Bank	100,531	13.00%	61,855	> 8.00%	$77,319	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	85,882	11.02%	31,182	> 4.00%	N/A	N/A
First Mid Bank	92,944	12.02%	30,927	> 4.00%	46,391	> 6.00%
Tier 1 Capital (to average assets)
Company	85,882	8.41%	40,845	> 4.00%	N/A	N/A
First Mid Bank	92,844	9.16%	40,600	> 4.00%	50,750	> 5.00%

Note 13 – Disclosure of Fair Values of Financial Instruments

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009,
•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates , and

•
The Company’s trust preferred securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$-	$90,974	$-
Obligations of states and political subdivisions	23,716	-	23,716	-
Mortgage-backed securities	114,519	-	114,444	75
Trust preferred securities	3,155	-	-	3,155
Other securities	6,333	15	6,318	-
Total available-for-sale securities	$238,697	$15	$235,452	$3,230

		Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$74,632	$-	$74,632	$-
Obligations of states and political subdivisions	20,922	-	20,922	-
Mortgage-backed securities	62,802	-	62,721	81
Trust preferred securities	5,378	-	-	5,378
Other securities	5,742	7	5,735	-
Total available-for-sale securities	$169,476	$7	$164,010	$5,459

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008 is summarized as follows (in thousands):

	Available-for-Sale Securities
December 31, 2009	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$81	$5,378	$5,459
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,812)	(1,812)
Included in other comprehensive income (loss)	2	(653)	(651)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(8)	242	234
Ending balance	$75	$3,155	$3,230

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,812)	$(1,812)

December 31, 2008
Beginning balance	$91	$9,400	$9,491
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	-	-
Included in other comprehensive income (loss)	184	(3,950)	(3,766)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(194)	(72)	(266)
Ending balance	$81	$5,378	$5,459

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-	$-

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment and estimating fair value include using the fair value of the collateral for collateral dependent loans.

If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of December 31, 2009 was $5,631,000 and a fair value of $5,068,000 resulting in specific loss exposures of $563,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2009 was $2,862,000. Other real estate owned measured at fair value on a nonrecurring basis in 2009 amounted to $1,020,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008 (in thousands):

	Fair Value Measurements Using
December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$5,068	$-	$-	$5,068
Foreclosed assets held for sale	1,020	-	-	1,020

	Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$1,584	$-	$-	$1,584

Other

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents and Federal Reserve and Federal Home Loan Bank Stock

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

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and cash equivalents	$39,755	$39,787	$48,343	$48,343
Federal funds sold	60,000	60,000	38,300	38,300
Available-for-sale securities	238,697	238,697	169,476	169,476
Held-to-maturity securities	459	469	599	610
Loans held for sale	149	149	537	537
Loans net of allowance for loan losses	691,139	698,798	733,814	752,735
Interest receivable	6,871	6,871	7,161	7,161
Federal Reserve Bank stock	1,368	1,368	1,366	1,366
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$840,410	$841,737	$806,354	$811,284
Securities sold under agreements to repurchase	80,386	80,389	80,708	80,720
Interest payable	861	861	1,616	1,616
Federal Home Loan Bank borrowings	32,750	34,448	37,750	40,763
Other borrowings	-	-	13,000	13,000
Junior subordinated debentures	20,620	20,620	20,620	20,620

Note 14—Deferred Compensation Plan

The Company follows the provisions of the EITF 97-14, which was codified into ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2009, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,894,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,894,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2009 and 2008 the Company issued 9,916 common shares and 7,600 common shares, respectively, pursuant to the DCP.

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

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted during 2009.  The following assumptions were used in estimating the fair value for options granted in 2008 and 2007. Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	2008	2007
Average expected volatility	13.4%	13.2%
Average expected dividend yield	1.6%	1.4%
Average expected term	5.9 yrs	5.7 yrs
Average risk-free interest rate	1.3%	3.4%

The total compensation cost recognized in the income statement for 2009 was $53,000 with a related tax benefit of $2,000. The total compensation cost recognized in the income statement for 2008 was $58,000 with a related tax benefit of $1,000. The total compensation cost recognized in the income statement for 2007 was $61,000 with a related tax benefit of $3,000.

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2009, 2008 and 2007, and changes during the years then ended is presented below:

	2009
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	352,425	$19.73
Granted	-	-
Exercised	(37,267)	10.42
Forfeited or expired	(26,125)	24.08
Outstanding, end of year	289,033	$20.54	4.67	$533,000
Exercisable, end of year	239,658	$19.73	3.88	$533,000

Stock options for 202,970 and 153,595 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2009 because they were anti-dilutive.

	2008
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

The weighted-average grant-date fair value of options granted during the year 2008 and 2007 was $2.51 and $4.32, respectively. There were no options granted during the year 2009.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $308,000, $1,176,000, and $655,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2009, 2008 and 2007, and changes during the years then ended, is presented below:

	2009		2008		2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	75,953	$3.90	81,359	$6.26	108,562	$4.69
Granted	-	-	27,500	2.51	32,000	4.32
Vested	(24,453)	5.29	(32,906)	4.81	(52,451)	6.35
Forfeited	(2,125)	3.70	-	-	(6,751)	8.93
Unvested, end of year	49,375	$3.34	75,953	$3.90	81,360	$6.26

As of December 31, 2009 and 2008, there was $120,000 and $172,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  That cost is expected to be recognized over a period of four years.  The total fair value of shares subject to options that vested during the years ended December 31, 2009, 2008, and 2007, was $129,000, $158,000, and $333,000, respectively.

The following table summarizes information about stock options under the SI Plan and the 1997 Stock Incentive Plan outstanding at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $17.50	86,064	2.44	$11.31	86,064	$11.31
$17.50 to $25.00	91,469	5.41	$21.34	64,969	$20.67
Above $25.00	111,500	5.78	$27.00	88,625	$27.23
	289,033	4.67	$20.54	239,658	$19.73

Note 16 – Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $757,000, $739,000 and $700,000 in 2009, 2008 and 2007, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $90,000, $86,000 and $82,000 in 2009, 2008 and 2007, respectively. The current liability recorded for these two agreements was $903,000 and $863,000, as of December 31, 2009 and 2008, respectively.

Note 17 – Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Current
Federal	$4,761	$5,342	$4,998
State	761	732	307
Total Current	5,522	6,074	5,305
Deferred
Federal	(1,201)	(492)	(184)
State	(314)	(139)	(34)
Total Deferred	(1,515)	(631)	(218)
Total	$4,007	$5,443	$5,087

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2009, 2008 and 2007, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2009	2008	2007
Expected income taxes	$4,277	$5,589	$5,336
Effects of:
Tax-exempt income	(483)	(469)	(423)
Nondeductible interest expense	31	41	50
State taxes, net of federal taxes	291	385	177
Other items	(9)	(3)	46
Effect of marginal tax rate	(100)	(100)	(99)
Total	$4,007	$5,443	$5,087

Tax expense recorded by the Company during 2009, 2008 and 2007 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$3,695	$2,922
Available-for-sale investment securities	-	265
Deferred compensation	940	932
Supplemental retirement	352	337
Core deposit premium amortization	47	69
Depreciation	30	158
Interest on non-accrual loans	328	128
Other-than-temporary impairment on securities	708	-
Other	180	136
Total gross deferred tax assets	$6,280	$4,947
Deferred tax liabilities:
Deferred loan costs	$80	$74
Goodwill	1,402	1,240
Prepaid expenses	149	121
FHLB stock dividend	322	322
Purchase accounting	709	834
Accumulated accretion	99	87
Available-for-sale investment securities	297	-
Total gross deferred tax liabilities	$3,058	$2,678
Net deferred tax assets	$3,222	$2,269

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2009 and 2008 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 18 – Dividend Restrictions

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as First Mid Bank.  Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank’s board of directors deems prudent.  Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank’s year-to-date net income plus the bank’s adjusted retained net income for the two preceding years. Factors that could adversely affect First Mid Bank’s net income include other-than-temporary impairment on investment securities that result in credit losses and economic conditions in industries where there are concentrations of loans outstanding that result in impairment of these loans and, consequently loan charges and the need for increased allowances for losses. See “Item 1A. Risk Factors,” Note 4 – “Investment Securities” and Note 5 – “Loans” for a more detailed discussion of the factors.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, approximately $18.6 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Note 19 – Commitments and Contingent Liabilities

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2009 and 2008 are as follows:

	2009	2008
Unused commitments including lines of credit:
Commercial real estate	$7,341	$21,876
Commercial operating	68,178	73,406
Home Equity	19,150	21,350
Other	30,515	29,674
Total	$125,184	$146,306
Standby letters of credit	$7,738	$6,579

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2009 and 2008. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 20—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $9,850,000 and $18,817,000 at December 31, 2009 and 2008, respectively.  Activity during 2009 and 2008 was as follows:

	2009	2008
Beginning balance	$18,817	$14,682
New loans	14,254	7,751
Loan repayments	(23,221)	(3,616)
Ending balance	$9,850	$18,817

Deposits from related parties held by First Mid Bank at December 31, 2009 and 2008 totaled $17,591,000 and $18,471,000, respectively.

Note 21 – Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings that expire over the next ten years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $543,000, $458,000 and $473,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under operating leases are:

Operating Leases
2010	$531
2011	489
2012	489
2013	389
2014	390
Thereafter	675
Total minimum lease payments	$2,963

Note 22– Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2009	2008
Assets
Cash	$5,860	$1,523
Premises and equipment, net	528	576
Investment in subsidiaries	123,513	112,622
Other assets	4,890	4,240
Total Assets	$134,791	$118,961
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,688	$1,177
Debt	20,620	33,620
Other liabilities	1,262	1,386
Total Liabilities	23,570	36,183
Stockholders’ equity	111,221	82,778
Total Liabilities and Stockholders’ equity	$134,791	$118,961

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2009	2008	2007
Income:
Dividends from subsidiaries	$-	$9,375	$5,625
Other income	29	307	48
	29	9,682	5,673
Operating expenses	2,958	3,284	3,861
Income before income taxes and equity
in undistributed earnings of subsidiaries	(2,929)	6,398	1,812
Income tax benefit	1,148	1,325	1,639
Income before equity in undistributed
earnings of subsidiaries	(1,781)	7,723	3,451
Equity in undistributed earnings of subsidiaries	9,995	2,801	6,708
Net income	$8,214	$10,524	$10,159

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net income	$8,214	$10,524	$10,159
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	47	48	47
Equity in undistributed earnings of
subsidiaries	(9,995)	(2,801)	(6,708)
(Increase) decrease in other assets	(447)	2,049	357
Increase (decrease) in other liabilities	(126)	119	13
Net cash provided by operating activities	6,644	9,939	3,868
Cash flows from financing activities:
Repayment of long-term debt	(13,000)	(6,500)	(5,500)
Proceeds from long-term debt	-	5,000	9,000
Proceeds from issuance of preferred stock	24,635	-	-
Proceeds from issuance of common stock	894	1,136	810
Purchase of treasury stock	(3,122)	(6,784)	(6,481)
Dividends paid on preferred stock	(1,242)	-	-
Dividends paid on common stock	(1,521)	(1,553)	(1,512)
Net cash provided by (used in) financing activities	6,644	(8,701)	(3,683)
(Decrease) increase in cash	4,337	1,238	185
Cash at beginning of year	1,523	285	100
Cash at end of year	$5,860	$1,523	$285

Note 23 – Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2009
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$12,964	$12,906	$12,938	$12,601
Interest expense	4,360	4,415	4,034	3,028
Net interest income	8,604	8,491	8,904	9,573
Provision for loan losses	604	638	928	1,424
Net interest income after provision for loan losses	8,000	7,853	7,976	8,149
Other income	3,683	3,644	3,195	2,933
Other expense	8,383	8,615	7,949	8,265
Income before income taxes	3,300	2,882	3,222	2,817
Income taxes	1,115	883	1,078	931
Net income	2,185	1,999	2,144	1,886
Dividends on preferred shares	266	509	515	531
Net income available to common stockholders	$1,919	$1,490	$1,629	$1,355

Basic earnings per common share	$0.31	$0.25	$0.27	$0.21
Diluted earnings per common share	$0.31	$0.25	$0.27	$0.21

	Quarters ended in 2008
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,787	$14,284	$14,138	$13,857
Interest expense	6,285	5,482	4,914	4,663
Net interest income	8,502	8,802	9,224	9,194
Provision for loan losses	191	868	677	1,823
Net interest income after provision for loan losses	8,311	7,934	8,547	7,371
Other income	3,970	4,078	3,697	3,519
Other expense	7,785	7,928	8,007	7,740
Income before income taxes	4,496	4,084	4,237	3,150
Income taxes	1,574	1,390	1,420	1,059
Net income	2,922	2,694	2,817	2,091
Dividends on preferred shares	-	-	-	-
Net income available to common stockholders	$2,922	$2,694	$2,817	$2,091

Basic earnings per common share	$0.47	$0.43	$0.45	$0.34
Diluted earnings per common share	$0.46	$0.42	$0.45	$0.34

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3,  2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 4, in 2009 the Company changed its method of accounting for other-than-temporary impairment of debt securities in accordance with ASC 820, formerly FASB Staff Positions 157-3 and 157-4, and ASC 320, formerly FASB Staff Positions 115-2 and 124-2.

/s/ BKD LLP
Decatur, Illinois
March 3, 2010

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009, are effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 3, 2010

/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ BKD LLP
Decatur, Illinois
March 3, 2010

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 9 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company.”

The information called for by Item 9 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company.  This code of ethics is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Directors’ Compensation,” Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		409,140	(1)
(B) Stock Incentive Plan	289,033	(2)	$20.54	(3)	240,500	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	289,033		$20.54		649,640

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 15 – “Stock Option Plan” herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2009 and 2008

•	Consolidated Statements of Income -- For the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2009, 2008 and 2007

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2009, 2008 and 2007.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated:    March 3, 2010

By: /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 3rd day of March 2010, by the following persons on behalf of the Company and in the capacities listed.

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

4.1
Rights Agreement, dated as of September 22, 2009, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank,  as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on September 24, 2009.

4.2	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.2	Employment Agreement between the Company and John W. Hedges Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on October 1, 2008.
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

10.11	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.12	First Amendment to 2007 Stock Incentive Plan (filed herewith)

Exhibit	Exhibit Index to Annual Report on Form 10-K
Number	Description and Filing or Incorporation Reference

10.13	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998.
10.14
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.15	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.16
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.

10.17
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.18	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.16 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)