Form 10-Q
period 2010-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2010-05-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

As of May 6, 2010, 6,104,792 common shares, $4.00 par value, were outstanding.

--

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks:
Non-interest bearing	$16,157	$20,243
Interest bearing	38,031	19,512
Federal funds sold	60,000	60,000
Cash and cash equivalents	114,188	99,755
Investment securities:
Available-for-sale, at fair value	236,475	238,697
Held-to-maturity, at amortized cost (estimated fair value of $321 and
$469 at March 31, 2010 and December 31, 2009, respectively)	314	459
Loans held for sale	876	149
Loans	685,826	700,601
Less allowance for loan losses	(9,529)	(9,462)
Net loans	676,297	691,139
Interest receivable	5,259	6,871
Other real estate owned	2,584	2,862
Premises and equipment, net	15,247	15,487
Goodwill, net	17,363	17,363
Intangible assets, net	2,656	2,832
Other assets	16,265	19,541
Total assets	$1,087,524	$1,095,155
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$124,225	$128,726
Interest bearing	727,756	711,684
Total deposits	851,981	840,410
Securities sold under agreements to repurchase	65,192	80,386
Interest payable	765	861
FHLB borrowings	27,750	32,750
Junior subordinated debentures	20,620	20,620
Other liabilities	7,135	8,907
Total liabilities	973,443	983,934
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,927 shares in 2010 and 2009	24,635	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,390,122 shares in 2010 and 7,364,959 shares in 2009	29,560	29,460
Additional paid-in capital	27,198	26,811
Retained earnings	64,115	62,144
Deferred compensation	2,828	2,894
Accumulated other comprehensive income	968	464
Less treasury stock at cost, 1,288,020 shares in 2010
and 1,282,076 shares in 2009	(35,223)	(35,187)
Total stockholders’ equity	114,081	111,221
Total liabilities and stockholders’ equity	$1,087,524	$1,095,155

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$9,914	$10,863
Interest on investment securities	2,235	2,084
Interest on federal funds sold	16	13
Interest on deposits with other financial institutions	45	21
Total interest income	12,210	12,981
Interest expense:
Interest on deposits	2,186	3,573
Interest on securities sold under agreements to repurchase	30	26
Interest on FHLB borrowings	343	423
Interest on other borrowings	-	22
Interest on subordinated debentures	260	316
Total interest expense	2,819	4,360
Net interest income	9,391	8,621
Provision for loan losses	760	604
Net interest income after provision for loan losses	8,631	8,017
Other income:
Trust revenues	624	579
Brokerage commissions	129	79
Insurance commissions	644	745
Service charges	1,076	1,134
Securities gains, net	241	-
Total other-than-temporary impairment losses	(623)	(1,201)
Portion of loss recognized in other comprehensive loss	-	(332)
Other-than-temporary impairment losses recognized in earnings	(623)	(869)
Gain on sale of merchant banking portfolio	-	1,000
Mortgage banking revenue, net	96	88
Other	881	910
Total other income	3,068	3,666
Other expense:
Salaries and employee benefits	4,368	4,204
Net occupancy and equipment expense	1,278	1,314
Net other real estate owned expense	(152)	73
FDIC insurance	318	636
Amortization of intangible assets	176	192
Stationery and supplies	115	134
Legal and professional	429	473
Marketing and donations	203	191
Other	1,055	1,166
Total other expense	7,790	8,383
Income before income taxes	3,909	3,300
Income taxes	1,361	1,115
Net income	$2,548	$2,185
Dividends on preferred shares	577	266
Net income available to common stockholders	$1,971	$1,919
Per share data:
Basic net income per common share available to common stockholders	$0.32	$0.31
Diluted net income per common share available to common stockholders	$0.32	$0.31
Cash dividends declared per common share	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$2,548	$2,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	760	604
Depreciation, amortization and accretion, net	741	526
Stock-based compensation expense	13	14
Gains on investment securities, net	(241)	-
Other-than-temporary impairment losses recognized in earnings	623	869
(Gains) losses on sales of other real property owned, net	(168)	39
Loss on write down of fixed assets	1	-
Gain on sale of merchant banking portfolio	-	(1,000)
(Gains) losses on sale of loans held for sale, net	89	(101)
Origination of loans held for sale	(7,475)	(15,084)
Proceeds from sale of loans held for sale	6,659	10,102
Decrease in other assets	3,907	1,953
Increase (decrease) in other liabilities	(1,289)	407
Net cash provided by operating activities	6,168	514
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	6,367	-
Proceeds from maturities of securities available-for-sale	21,182	11,930
Proceeds from maturities of securities held-to-maturity	145	140
Purchases of securities available-for-sale	(25,067)	(56,617)
Net decrease in loans	14,082	36,344
Purchases of premises and equipment	(142)	(685)
Proceeds from sales of other real property owned	1,137	216
Net cash provided by (used in) investing activities	17,704	(8,672)
Cash flows from financing activities:
Net increase in deposits	11,571	44,002
Decrease in repurchase agreements	(15,194)	(10,821)
Repayment of long term FHLB advances	(5,000)	-
Repayment of long term debt	-	(13,000)
Proceeds from issuance of common stock	143	294
Proceeds from issuance of preferred stock	-	22,635
Purchase of treasury stock	(102)	(1,042)
Dividends paid on common stock	(857)	(763)
Net cash provided by (used in) financing activities	(9,439)	41,305
Increase in cash and cash equivalents	14,433	33,147
Cash and cash equivalents at beginning of period	99,755	86,643
Cash and cash equivalents at end of period	$114,188	$119,790

--

	Three months ended March 31,
	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,915	$4,248
Income taxes	750	275
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	651	1,054
Dividends reinvested in common stock	299	402
Net tax benefit related to option and deferred compensation plans	32	96

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2010 and 2009, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. The Company operates as a one-segment entity for financial reporting purposes.

The 2009 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first three months of 2010.

Convertible Preferred Stock

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

The Series B Preferred Stock pays non-cumulative dividends semiannually in arrears, when, as and if authorized by the Board of Directors of the Company, at a rate of 9% per year.  Holders of the Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Stock and certain other matters.  In addition, if dividends on the Series B Preferred Stock are not paid in full for four dividend periods, whether consecutive or not, the holders of the Series B Preferred Stock, acting as a class with any other of the Company’s securities having similar voting rights, will have the right to elect two directors to the Company’s Board of Directors.  The terms of office of these directors would then end when the Company has paid or set aside for payment full semi-annually dividends for four consecutive dividend periods.

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

--

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at March 31, 2010 was $14.66.

Comprehensive Income

The Company’s comprehensive income for the three-month periods ended March 31, 2010 and 2009 was as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net income	$2,548	$2,185
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	772	(1,582)
Unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(329)	(1,201)
Other-than-temporary impairment losses recognized in earnings	623	869
Reclassification adjustment for realized gains included in income	(241)	-
Other comprehensive income (loss) before taxes	825	(1,914)
Tax benefit (expense)	(321)	746
Total other comprehensive income (loss)	504	(1,168)
Comprehensive income	$3,052	$1,017

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
March 31, 2010	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$5,895	$-	$5,895
Other-than-temporary impairment losses on securities	-	(4,309)	(4,309)
Tax benefit (expense)	(2,298)	1,680	(618)
Balance at March 31, 2010	$3,597	$(2,629)	$968

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
March 31, 2009	Securities	Losses	Total
Net unrealized losses on securities available-for-sale	$(1,521)	$-	$(1,521)
Other-than-temporary impairment losses on securities	-	(1,074)	(1,074)
Tax expense	593	418	1,011
Balance at March 31, 2009	$(928)	$(656)	$(1,584)

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

--

Adoption of New Accounting Guidance

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-09 “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance. Adoption of this update did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends the fair value disclosure guidance.  The amendments include new disclosures and changes to clarify existing disclosure requirements.  ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this update did not have a material effect on the Company’s financial statements.

Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options, unless anti-dilutive.

The components of basic and diluted net income per common share available to common stockholders for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31,
	2010	2009
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$2,548,000	$2,185,000
Preferred stock dividends	(577,000)	(266,000)
Net income available to common stockholders	$1,971,000	$1,919,000
Weighted average common shares outstanding	6,098,804	6,139,777
Basic earnings per common share	$.32	$.31
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$1,971,000	$1,919,000
Effect of assumed preferred stock conversion	-	-
Net income applicable to diluted earnings per share	$1,971,000	$1,919,000
Weighted average common shares outstanding	6,098,804	6,139,777
Dilutive potential common shares:
Assumed conversion of stock options	27,054	50,773
Assumed conversion of preferred stock	-	-
Diluted weighted average common shares outstanding	6,125,858	6,190,550
Diluted earnings per common share	$.32	$.31

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2010 and 2009 because they were anti-dilutive:

	Three months ended
	March 31,
	2010	2009
Stock options to purchase shares of common stock	202,970	229,095
Average dilutive potential common shares associated with convertible preferred stock	1,118,429	548,069

--

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2010
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$99,088	$1,414	$(30)	$100,472
Obligations of states and political subdivisions	23,067	1,057	(37)	24,087
Mortgage-backed securities: GSE residential	105,474	3,510	(7)	108,977
Trust preferred securities	7,225	-	(4,309)	2,916
Other securities	35	-	(12)	23
Total available-for-sale	$234,889	$5,981	$(4,395)	$236,475
Held-to-maturity:
Obligations of states and political subdivisions	$314	$7	$-	$321

December 31, 2009
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$89,640	$1,386	$(52)	$90,974
Obligations of states and political subdivisions	23,071	742	(97)	23,716
Mortgage-backed securities: GSE residential	111,301	3,343	(125)	114,519
Trust preferred securities	7,758	-	(4,603)	3,155
Other securities	6,166	187	(20)	6,333
Total available-for-sale	$237,936	$5,658	$(4,897)	$238,697
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from four years to twenty nine years, are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

Realized gains and losses resulting from sales of securities were as follows during the periods ended March 31, 2010 and 2009 and the year ended December 31, 2009 (in thousands):

	March 31,	March 31,	December 31,
	2010	2009	2009
Gross gains	241	-	637
Gross losses	-	-	-

--

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at March 31, 2010 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$50,156	$39,469	$9,463	$-	$99,088
Obligations of state and
political subdivisions	2,785	5,067	14,881	334	23,067
Mortgage-backed securities: GSE residential	4,924	100,550	-	-	105,474
Trust preferred securities	2,526	4,699	-	-	7,225
Other securities	-	-	-	35	35
Total investments	$60,391	$149,785	$24,344	$369	$234,889

Weighted average yield	3.21%	3.68%	4.64%	4.20%	3.66%
Full tax-equivalent yield	3.30%	3.75%	5.86%	6.19%	3.86%

Held-to-maturity:
Obligations of state and
political subdivisions	$263	$51	$-	$-	$314

Weighted average yield	4.99%	4.75%	-%	-%	4.95%
Full tax-equivalent yield	7.44%	6.58%	-%	-%	7.30%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2010.

Investment securities carried at approximately $173,937,000 and $185,357,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2010 and December 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$100,472	$(30)	$-	$-	$100,472	$(30)
Obligations of states and political subdivisions	21,145	-	3,263	(37)	24,408	(37)
Mortgage-backed securities: GSE residential	108,977	(7)	-	-	108,977	(7)
Trust preferred securities	-	-	2,916	(4,309)	2,916	(4,309)
Other securities	-	-	23	(12)	23	(12)
Total	$230,594	$(37)	$6,202	$(4,358)	$236,796	$(4,395)

--

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$(52)	$-	$-	$90,974	$(52)
Obligations of states and political subdivisions	23,015	(40)	1,170	(57)	24,185	(97)
Mortgage-backed securities: GSE residential	114,431	(124)	88	(1)	114,519	(125)
Trust preferred securities	-	-	3,155	(4,603)	3,155	(4,603)
Other securities	6,318	-	15	(20)	6,333	(20)
Total	$234,738	$(216)	$4,428	$(4,681)	$239,166	$(4,897)

Obligations of states and political subdivisions

At March 31, 2010, there were eight obligations of states and political subdivisions issued by six municipalities with a fair value of $3,263,000 and unrealized losses of $37,000 in a continuous unrealized loss position for twelve months or more.  This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2010.

Trust Preferred Securities

At March 31, 2010, there were four trust preferred securities with a fair value of $2,916,000 and unrealized losses of $4,309,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $623,000 for the credit portion of the unrealized loss of these trust preferred securities in the quarter ended March 31, 2010. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of March 31, 2010. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at March 31, 2010. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$1,201	$930	$(271)	$249
PreTSL II	1,098	891	(207)	2,056
PreTSL VI	227	193	(33)	99
PreTSL XXVIII	4,699	902	(3,798)	31
Total	$7,225	$2,916	$(4,309)	$2,435

Other securities

At March 31, 2010, there was one corporate bond with a fair value of $23,000 and unrealized losses of $12,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of this security has led to increased supply, while demand has decreased, leading to devaluation of the security. Management has evaluated this security and believes the decline in market value is liquidity, and not credit, related. Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider it to be other than temporarily impaired at March 31, 2010.

--

The Company does not believe any other individual unrealized loss as of March 31, 2010 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are pooled trust preferred securities. For each pooled trust preferred security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the following:

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

To determine if the unrealized losses for pooled trust preferred securities is other-than-temporary, the Company projects total estimated defaults of the underlying assets (financial institutions) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluated the current credit enhancement underlying the security to determine the impact on cash flows. If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

For those securities for which OTTI was determined to have occurred as of March 31, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following assumptions were used to measure the amount of credit loss recognized in earnings. The Company’s assumptions for the pooled trust preferred securities included default rates of 2% for the second and third quarters of 2010, 1% for the fourth quarter of 2010 and the first two quarters of 2011 and .375% for all quarters remaining over the life of the securities, a 15% recovery with a 2 year lag, and no prepayments.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three-months ended March 31, 2010 and 2009 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	March 31, 2010	March 31, 2009
Credit losses on trust preferred securities held
Beginning of period	$1,812	$-
Additions related to OTTI losses not previously recognized	-	869
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	623	-
Reductions due to increases in expected cash flows	-	-
End of period	$2,435	$869

--

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,613	3,015	2,563
Core deposit intangibles	5,936	4,031	5,936	3,953
Customer list intangibles	1,904	1,555	1,904	1,507
	$31,978	$11,959	$31,978	$11,783

Total amortization expense for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	March 31,
	2010	2009
Intangibles from branch acquisition	$50	$50
Core deposit intangibles	78	94
Customer list intangibles	48	48
	$176	$192

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/10-03/31/10	$176

Estimated amortization expense:
For period 04/01/10-12/31/10	$528
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313
For year ended 12/31/14	$313
For year ended 12/31/15	$313

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

--

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during the first three months of 2010. The Company evaluated its cost method investment in FHLB stock, and deemed it was ultimately recoverable as of March 31, 2010.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a seasonal decline of $15 million during the first three months of 2010. FHLB borrowings declined $5 million due to maturity of one advance during the first quarter of 2010. There was no change in other borrowings during the three-month period ended March 31, 2010.

Fair Value of Assets and Liabilities

ACS Topic 820, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with Topic 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Available-for-Sale Securities

The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid offers and reference data market research publications and are classified within level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in trust preferred securities.

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

--

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2010,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the FAS 157 hierarchy in which the fair value measurements fall as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
March 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$100,472	$-	$100,472	$-
Obligations of states and political subdivisions	24,087	-	24,087	-
Mortgage-backed securities	108,977	-	108,903	74
Trust preferred securities	2,916	-	-	2,916
Other securities	23	23	-	-
Total available-for-sale securities	$236,475	$23	$233,462	$2,990

December 31, 2009
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$-	$90,974	$-
Obligations of states and political subdivisions	23,716	-	23,716	-
Mortgage-backed securities	114,519	-	114,444	75
Trust preferred securities	3,155	-	-	3,155
Other securities	6,333	15	6,318	-
Total available-for-sale securities	$238,697	$15	$235,452	$3,230

--

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2010 and 2009 is summarized as follows (in thousands):

	Available-for-Sale Securities
March 31, 2010	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(623)	(623)
Included in other comprehensive income (loss)	1	294	295
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(2)	90	88
Ending balance	$74	$2,916	$2,990

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(623)	$(623)

March 31, 2009
Beginning balance	$81	$5,378	$5,459
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(869)	(869)
Included in other comprehensive income (loss)	2	(1,505)	(1,503)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(2)	77	75
Ending balance	$81	$3,081	$3,162

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(869)	$(869)

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

--

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of March 31, 2010 was $11,694,000 and a fair value of $10,677,000 resulting in specific loss exposures of $1,017,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2010 was $2,584,000. Other real estate owned measured at fair value on a nonrecurring basis in 2010 amounted to $269,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March  31, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements Using
March 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$10,677	$-	$-	$10,677
Foreclosed assets held for sale	269	-	-	269

December 31, 2009
Impaired loans (collateral dependent)	$5,068	$-	$-	$5,068
Foreclosed assets held for sale	1,020	-	-	1,020

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

Loans

For loans with floating interest rates, it is assumed that the estimated fair values generally approximate the carrying amount balances.  Fixed rate loans have been valued using a discounted present value of projected cash flow. The discount rate used in these calculations is the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount of these deposits approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

--

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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$54,188	$54,207	$39,755	$39,787
Federal funds sold	60,000	60,000	60,000	60,000
Available-for-sale securities	236,475	236,475	238,697	238,697
Held-to-maturity securities	314	321	459	469
Loans held for sale	876	876	149	149
Loans net of allowance for loan losses	676,297	683,565	691,139	698,798
Interest receivable	5,259	5,259	6,871	6,871
Federal Reserve Bank stock	1,368	1,368	1,368	1,368
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$851,981	$852,849	$840,410	$841,737
Securities sold under agreements to repurchase	65,192	65,192	80,386	80,389
Interest payable	765	765	861	861
Federal Home Loan Bank borrowings	27,750	29,271	32,750	34,448
Junior subordinated debentures	20,620	10,961	20,620	20,620

--

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2010 and 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties including: the effect of the current severe disruption in financial markets and the United States government programs introduced to restore stability and liquidity, changes in interest rates, general economic conditions and the weakened state of the United States economy, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2009 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

 Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that the purpose of these actions is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, to a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A minimum annualized surcharge of 15-basis points is added to a participating institution's current insurance assessment in exchange for final coverage for all transaction accounts.

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee (TAG) Program and the Debt Guarantee Program.  The FDIC’s TAG Program, provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 15 basis points annually on the amount of the deposits during 2010 and 10 basis points annually during 2009.

Federal Deposit Insurance Corporation Insurance Coverage

As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. This extension of the temporary $250,000 coverage limit became effective immediately upon the President’s signature. The legislation provides that the SMDIA will return to $100,000 on January 1, 2014.  The additional cost of the increase to the SMDIA, assessed on a quarterly basis, is a 10 basis point annualized surcharge (2.5 basis points quarterly) on balances in non-interest bearing transaction accounts that exceed $250,000. The Company expensed $12,000 and $7,000 for this program during the first quarter of 2010 and 2009, respectively.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $284,000 and $250,000 for this assessment during the first quarter of 2010 and 2009, respectively.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institutions assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than they would have under the interim rule. The Company expensed $522,000 in 2009 for this special assessment. There were no special assessments during the first quarter of 2010.

--

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $22,000 and $43,000 during the first quarter of 2010 and 2009, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years. The balance of this asset was $4,272,000 as of March 31, 2010.

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

Net income was $2,548,000 and $2,185,000 and diluted net income per common share available to common stockholders was $.32 and $.31 for the three months ended March 31, 2010 and 2009, respectively. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2010 and 2009, compared to the performance ratios for the year ended December 31, 2009:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2010	2009	2009
Return on average assets	.93%	.82%	.74%
Return on average common equity	11.51%	10.40%	9.56%
Average equity to average assets	10.35%	9.02%	9.59%

Total assets at March 31, 2010 and December 31, 2009 were $1.09 billion and $1.1 billion, respectively. The decrease in net assets was primarily due to a decrease in available-for-sale securities and net loans, offset by an increase in interest bearing cash and due from bank balances.  Available-for-sale securities decreased by $2.2 million during the first three months of 2010 due to investments that matured or were called and were not immediately replaced. Net loan balances were $676 million at March 31, 2010, a decrease of $15 million, or 2.2%, from $691 million at December 31, 2009 primarily due to a decline in the balances of loans secured by real estate and agricultural operating loans. Total deposit balances increased to $852 million at March 31, 2010 from $840 million at December 31, 2009 due to increased balances in interest bearing transaction accounts, savings accounts and money market accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.70% for the three months ended March 31, 2010, up from 3.46% for the same period in 2009. Net interest income before the provision for loan losses was $9.4 million compared to net interest income of $8.6 million for the same period in 2009. This increase was due to a greater decline in the rates on interest-earning liabilities compared to the decline in rates on interest-earning assets.

Other income decreased $.6 million or 16.3%, to $3.1 million for the three months ended March 31, 2010 compared to $3.7 million for the three months ended March 31, 2009. The decrease in other income was primarily due to a $1 million gain from the sale of the bank’s merchant card servicing portfolio received during the first quarter of 2009 that was not received in 2010 offset by less other-than-temporary charges and more gains on securities sold during 2010 compared to 2009.

Other expense decreased 7.1%, or $.6 million, to $7.8 million for the three months ended March 31, 2010 compared to $8.4 million during the same period in 2009.  The decrease in other expense was primarily due to gains on other real estate sold during the first quarter of 2010 compared to losses during the same period of 2009 and a reduction in other losses due to insurance proceeds relating to previous fraud.

--

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2010 versus 2009
Three months ended March 31
Net interest income	$770
Provision for loan losses	(156)
Other income, including securities transactions	(598)
Other expenses	593
Income taxes	(246)
Increase in net income	$363

Credit quality is an area of importance to the Company. Total nonperforming loans were $16.3 million at March 31, 2010, compared to $7.7 million at March 31, 2009 and $12.7 million at December 31, 2009. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Other real estate owned balances totaled $2.6 million at March 31, 2010 compared to $3.2 million on March 31, 2009 and $2.9 million on December 31, 2009. The Company’s provision for loan losses for the three months ended March 31, 2010 and 2009 was $760,000 and $604,000, respectively.  At March 31, 2010, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 72% and 74% of the loan portfolio as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, annualized net charge-offs were .40% of average loans compared to .11% for the same period in 2009.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2010 and 2009 and December 31, 2009 was 15.41%, 14.13% and 14.57%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2010 and 2009 and December 31, 2009 was 16.59%, 15.15%and 15.76%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2010 and 2009 were $141.4 million and $152.4 million, respectively.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for Loan Losses. The Company believes the allowance for loan losses is the critical accounting policy that requires the most significant judgments and assumptions used in the preparation of its consolidated financial statements. An estimate of potential losses inherent in the loan portfolio is determined and an allowance for those losses is established by considering factors including historical loss rates, expected cash flows and estimated collateral values. In assessing these factors, the Company use organizational history and experience with credit decisions and related outcomes. The allowance for loan losses represents the best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The Company evaluates the allowance for loan losses quarterly. If the underlying assumptions later prove to be inaccurate based on subsequent loss evaluations, the allowance for loan losses is adjusted.

--

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

--

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

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$37,406	$45	.48%	$65,707	$21	.12%
Federal funds sold	60,000	16	.11%	39,943	13	.14%
Investment securities
Taxable	214,516	1,994	3.72%	155,643	1,854	4.76%
Tax-exempt (1)	24,254	241	3.97%	22,684	230	4.06%
Loans (2)(3)	689,934	9,914	5.83%	722,355	10,863	6.12%
Total earning assets	1,026,110	12,210	4.83%	1,006,332	12,981	5.23%
Cash and due from banks	18,910			18,104
Premises and equipment	15,317			15,045
Other assets	42,540			36,933
Allowance for loan losses	(9,799)			(7,818)
Total assets	$1,093,078			$1,068,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$374,768	$819	.89%	$289,170	$639	.90%
Savings deposits	139,447	281	.82%	91,813	220	1.00%
Time deposits	212,876	1,086	2.07%	333,191	2,714	3.32%
Securities sold under agreements to repurchase	66,347	30	.18%	66,758	26	.16%
FHLB advances	32,194	343	4.31%	37,750	423	4.56%
Junior subordinated debt	20,620	260	5.11%	20,620	316	6.24%
Other debt	-	-	-%	6,067	22	1.48%
Total interest-bearing liabilities	846,252	2,819	1.35%	845,369	4,360	2.10%
Non interest-bearing demand deposits	124,814			119,967
Other liabilities	8,840			6,870
Stockholders' equity	113,172			96,390
Total liabilities & equity	$1,093,078			$1,068,596
Net interest income		$9,391			$8,621
Net interest spread			3.48%			3.13%
Impact of non-interest bearing funds			.22%			.33%

Net yield on interest- earning assets			3.70%			3.46%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2010, compared to the same period in 2009 (in thousands):

	For the three months ended March 31,
	2010 compared to 2009
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$24	$(56)	$80
Federal funds sold	3	19	(16)
Investment securities:
Taxable	140	2,141	(2,001)
Tax-exempt (2)	11	16	(5)
Loans (3)	(949)	(462)	(487)
Total interest income	(771)	1,658	(2,429)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	180	229	(49)
Savings deposits	61	259	(198)
Time deposits	(1,628)	(799)	(829)
Securities sold under
agreements to repurchase	4	(2)	6
FHLB advances	(80)	(58)	(22)
Junior subordinated debt	(56)	-	(56)
Other debt	(22)	(22)	-
Total interest expense	(1,541)	(393)	(1,148)
Net interest income	$770	$2,051	$(1,281)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $770,000, or 8.9%, to $9.4 million for the three months ended March 31, 2010, from $8.6 million for the same period in 2009. The increase in net interest income was primarily due to decline in interest rates of interest bearing liabilities.

For the three months ended March 31, 2010, average earning assets increased by $19.8 million, or 2%, and average interest-bearing liabilities increased $.9 million, or .1%, compared with average balances for the same period in 2009. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $28.3 million or 43.1%.

•	Average federal funds sold increased $20.1 million or 50.3%.

•	Average loans decreased by $32.4 million or 4.5%.

•	Average securities increased by $60.4 million or 33.9%.

•	Average deposits increased by $12.9 million or 1.9%.

•	Average securities sold under agreements to repurchase decreased by $.4 million or .6%.

•	Average borrowings and other debt decreased by $11.6 million or 18%.

•	Net interest margin increased to 3.70% for the first three months of 2010 from 3.46% for the first three months of 2009.

--

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.76% and 3.52% for the first three months of 2010 and 2009, respectively. The TE adjustments to net interest income for March 31, 2010 and 2009 were $125,000 and $101,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 and 2009 was $760,000 and $604,000, respectively.  Nonperforming loans were $16.3 million and $7.7 million as of March 31, 2010 and 2009, respectively.  Net charge-offs were $693,000 for the three months ended March 31, 2010 compared to $198,000 during the same period in 2009.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is derived from other income.  The following table sets forth the major components of other income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009	$ Change
Trust revenues	$624	$579	$45
Brokerage commissions	129	79	50
Insurance commissions	644	745	(101)
Service charges	1,076	1,134	(58)
Security gains, net	241	-	241
Impairment losses on securities	(623)	(869)	246
Gain on sale of merchant banking portfolio	-	1,000	(1,000)
Mortgage banking revenue, net	96	88	8
Other	881	910	(29)
Total other income	$3,068	$3,666	$(598)

Following are explanations of the changes in these other income categories for the three months ended March 31, 2010 compared to the same period in 2009:

•
Trust revenues increased $45,000 or 7.8% to $624,000 from $579,000 due primarily to an increase in revenues from employee benefit accounts and increases in market value fees. Trust assets, at market value, were $474.6 million at March 31, 2010 compared to $396.7 million at March 31, 2009.

•	Revenues from brokerage increased $50,000 or 63.3% to $129,000 from $79,000 due to an increase in commissions received from the sale of annuities.

•
Insurance commissions decreased $101,000 or 13.6% to $644,000 from $745,000 due to a decrease in income received from carriers for claim experience during the first quarter of 2010 compared to the same period in 2009.

•
Fees from service charges decreased $58,000 or 5.1% to $1,076,000 from $1,134,000.  This was primarily the result of a decrease in the number of overdrafts during the first quarter of 2010 compared to the same period in 2009.

•	The sale of securities during the three months ended March 31, 2010 resulted in net securities gains of $241,000. There were no security sales during the first three months of 2009.

•
During the first quarter of 2010, the Company recorded other-than-temporary impairment charges amounting to $623,000 for four of its investments in trust preferred securities. During the first quarter of 2009, the Company recorded other-than-temporary impairment charges amounting to $869,000 on two of it investments in trust preferred securities. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no such gains in 2010.

--

•	Mortgage banking income increased $8,000 or 9.1% to $96,000 from $88,000. Loans sold balances were as follows:

•	$6.7 million (representing 63 loans) for the first quarter of 2010.
•	$10 million (representing 85 loans) for the first quarter of 2009.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Other income decreased $29,000 or 3.2% to $881,000 from $910,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 and a reduction in loan closing fees during the first quarter of 2010 compared to the same period during 2009.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009	$ Change
Salaries and employee benefits	$4,368	$4,204	$164
Net occupancy and equipment expense	1,278	1,314	(36)
Amortization of intangible assets	176	192	(16)
Net other real estate owned expense	(152)	73	(225)
FDIC insurance	318	636	(318)
Stationery and supplies	115	134	(19)
Legal and professional	429	473	(44)
Marketing and donations	203	191	12
Other operating expenses	1,055	1,166	(111)
Total other expense	$7,790	$8,383	$(593)

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2010 compared to the same period in 2009:

•
Salaries and employee benefits, the largest component of other expense, increased $164,000 or 3.9% to $4,368,000 from $4,204,000.  This increase is primarily due to merit increases for continuing employees.  There were 345 full-time equivalent employees at March 31, 2010 compared to 347 at March 31, 2009.

•	Occupancy and equipment expense decreased $36,000 or 2.7% to $1,278,000 from $1,314,000. This decrease resulted from assets that became fully depreciated during the first quarter of 2010.

•	Expense for amortization of intangible assets decreased $16,000 or 8.3% to $176,000 from $192,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•
Net other real estate owned expense decreased $225,000 or 308.2% to $(152,000) from $73,000. The decrease in 2010 was due to several owned properties sold at a gain during the first quarter of 2010 compared to properties owned sold at a loss during the same period in 2009.

•
FDIC insurance expense decreased $318,000 or 50.0% to $318,000 from $636,000 due to expense accrued for a special assessment in 2009 that did not occur in 2010 offset by increases in regular FDIC assessment rates during the first quarter of 2010 compared to the same period in 2009.

•
Other operating expenses decreased a net of $447,000 or 29.8% to $1,055,000 in 2010 from $1,502,000 in 2009 due to decreases in various expenses including loan collection expenses and a reduction in other losses due to proceeds received from an insurance claim regarding a previous fraud.

•	All other categories of operating expenses decreased a net of $51,000 or 6.4% to $747,000 from $798,000. This decrease is primarily due to a decrease in legal and professional fees.

--

Income Taxes

Total income tax expense amounted to $1,361,000 (34.8% effective tax rate) for the three months ended March 31, 2010, compared to 1,115,000 (33.8% effective tax rate) for the same period in 2009.

  The Company adopted the provisions of FIN No. 48, which was codified within ASC 740, on January 1, 2007.  The implementation of FIN No. 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	% Outstanding Loans	December 31, 2009	% Outstanding Loans
Construction and land development	$21,409	3.1%	$28,041	4.0%
Farm loans	59,115	8.6%	62,330	8.9%
1-4 Family residential properties	176,404	25.7%	180,415	25.7%
Multifamily residential properties	19,102	2.8%	19,467	2.8%
Commercial real estate	230,999	33.6%	226,400	32.3%
Loans secured by real estate	507,029	73.8%	516,653	73.7%
Agricultural loans	44,981	6.6%	54,144	7.7%
Commercial and industrial loans	106,936	15.6%	105,351	15.0%
Consumer loans	19,778	2.9%	20,815	3.0%
All other loans	7,978	1.1%	3,787	.6%
Total loans	$686,702	100.0%	$700,750	100.0%

Overall loans decreased $14 million, or 2%.  The decrease was a result of decreases in loans secured by real estate and agricultural loans due to a lack of loan demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions during the on-going recession. The balance of real estate loans held for sale, included in the balances shown above, amounted to $876,000 and $149,000 as of March 31, 2010 and December 31, 2009, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$144,243	21.0%	$144,521	20.6%
Charleston region	58,651	8.5%	58,890	8.4%
Sullivan region	65,621	9.6%	68,802	9.8%
Effingham region	87,573	12.8%	89,141	12.7%
Decatur region	209,590	30.5%	212,908	30.4%
Highland region	121,024	17.6%	126,488	18.1%
Total all regions	$686,702	100.0%	$700,750	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2010 and 2009, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

--

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2010 and December 31, 2009, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	Loans
Other grain farming	$91,924	13.39%	$102,515	14.63%
Lessors of non-residential buildings	69,607	10.14%	72,016	10.28%
Lessors of residential buildings & dwellings	43,112	6.28%	44,232	6.31%
Hotels and motels	50,512	7.36%	50,788	7.25%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2010, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$17,943	$3,378	$88	$21,409
Farm loans	7,311	42,804	9,000	59,115
1-4 Family residential properties	25,365	97,841	53,198	176,404
Multifamily residential properties	2,021	9,947	7,134	19,102
Commercial real estate	30,107	162,294	38,598	230,999
Loans secured by real estate	82,747	316,264	108,018	507,029
Agricultural loans	31,346	13,475	160	44,981
Commercial and industrial loans	66,579	35,004	5,353	106,936
Consumer loans	4,206	14,873	699	19,778
All other loans	3,473	1,800	2,705	7,978
Total loans	$188,351	$381,416	$116,935	$686,702
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2010, loans with maturities over one year consisted of approximately $467.7 million in fixed rate loans and approximately $30.7 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “restructured loans”. Repossessed assets include primarily repossessed real estate and automobiles.

The Company’s policy is to discontinue the accrual of interest income on any loan for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.

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

--

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Nonaccrual loans	$16,324	$12,720
Restructured loans which are performing in accordance with revised terms	-	-
Total nonperforming loans	16,324	12,720
Repossessed assets	2,592	2,896
Total nonperforming loans and repossessed assets	$18,916	$15,616

Nonperforming loans to loans, before allowance for loan losses	2.38%	1.82%

Nonperforming loans and repossessed assets to loans, before allowance for loan losses	2.75%	2.23%

The $3,604,000 increase in nonaccrual loans during 2010 resulted from the net of $7,166,000 of loans put on nonaccrual status, offset by $622,000 of loans transferred to other real estate owned, $676,000 of loans charged off and $2,264,000 of loans becoming current or paid-off. The primary increase in nonaccrual loans was in 1-4 family residential properties which increased $2,615,000 during 2010 due to insufficient cash flow of one borrower and commercial real estate which increased $1,531,000 during 2010 due to insufficient cash flow of one borrower. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,947	11.9%	$2,064	16.2%
Farm loans	1,238	7.6%	1,355	10.6%
1-4 Family residential properties	4,583	28.1%	1,968	15.5%
Multifamily residential properties	190	1.2%	487	3.8%
Commercial real estate	7,594	46.5%	6,063	47.7%
Loans secured by real estate	15,552	95.3%	11,937	93.8%
Commercial and industrial loans	760	4.7%	783	6.2%
Consumer loans	12	-	-	-
Total loans	$16,324	100.0%	$12,720	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $359,000 and $182,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

The $304,000 decrease in repossessed assets during 2010 resulted from the net of $692,000 of additional assets repossessed and $996,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,280	49.4%	$1,252	43.2%
1-4 Family residential properties	409	15.8%	945	32.6%
Commercial real estate	895	34.5%	665	23.0%
Total real estate	2,584	99.7%	2,862	98.8%
Other collateral	8	.3	34	1.2%
Total repossessed collateral	$2,592	100.0%	$2,896	100.0%

Repossessed assets sold during 2010 resulted in net gains of $168,000, of which $166,000 was related to real estate asset sales and $2,000 was related to other repossessed asset sales. Repossessed assets sold during 2009 resulted in a net loss of $225,000, of which $221,000 was related to real estate asset sales and $4,000 was related to other repossessed asset sales.

--

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the decline in economic conditions, management also increased its allocation to various loan categories for economic factors during 2010 and 2009. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the decline in and uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At March 31, 2010, the Company’s loan portfolio included $104.1 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $12.4 million from $116.5 million at December 31, 2009.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $69.6 million of loans to lessors of non-residential buildings and $43.1 million of loans to lessors of residential buildings and dwellings.

--

Analysis of the allowance for loan losses as of March 31, 2010 and 2009, and of changes in the allowance for the three-month periods ended March 31, 2010 and 2009, is as follows (dollars in thousands):

	Three months ended March 31,
	2010	2009
Average loans outstanding, net of unearned income	$689,934	$722,355
Allowance-beginning of period	9,462	7,587
Charge-offs:
Real estate-mortgage	580	126
Commercial, financial & agricultural	96	73
Installment	26	23
Other	34	30
Total charge-offs	736	252
Recoveries:
Real estate-mortgage	3	1
Commercial, financial & agricultural	2	11
Installment	11	16
Other	27	26
Total recoveries	43	54
Net charge-offs	693	198
Provision for loan losses	760	604
Allowance-end of period	$9,529	$7,993
Ratio of annualized net charge-offs to average loans	.40%	.11%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.39%	1.13%
Ratio of allowance for loan losses to nonperforming loans	58.4%	103.4%

The ratio of the allowance for loan losses to nonperforming loans is 58.4% as of March 31, 2010 compared to 103.4% as of March 31, 2009.  The increase in total non-performing loans compared to March 31, 2009, led to the decline of this ratio.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. The increase in non-performing loans is primarily due to two borrowers whose loans became non-performing during the first three months of 2010. These borrowers became delinquent on their obligations due to deteriorating cash flow positions primarily attributed to recessionary pressures, including: increased vacancies on commercial real estate, slowdown in residential construction, and reduced spending by customers. Management believes that the overall estimate of the allowance for loan losses adequately accounts for probable losses attributable to current exposures.

During the first three months of 2010, the Company had net charge-offs of $693,000 compared to $198,000 in 2009. During 2010, the Company’s significant charge-offs included $501,000 on four commercial real estate loans of two borrowers.

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

--

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$99,088	2.80%	$89,640	3.27%
Obligations of states and political subdivisions	23,381	4.11%	23,530	4.13%
Mortgage-backed securities: GSE residential	105,474	4.36%	111,301	4.36%
Trust preferred securities	7,225	3.89%	7,758	4.22%
Other securities	35	1.31%	6,166	4.56%
Total securities	$235,203	3.66%	$238,395	3.93%

At March 31, 2010, the Company’s investment portfolio decreased by $3.2 million from December 31, 2009 primarily due to sale of two corporate bonds and pay downs on various mortgage-backed securities offset by the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2010, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at March 31, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$99,088	$100,472	$100,472	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	23,381	24,408	1,371	13,213	2,764		2,875	-	4,185
Mortgage-backed securities (2)	105,474	108,977	-	-	-		-	-	108,977
Trust preferred securities	7,225	2,916	-	-	-		-	2,916	-
Other securities	35	23	-	-	-		-	-	23
Total investments	$235,203	$236,796	$101,843	$13,213	$2,764		$2,875	$2,916	$113,185

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

--

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of March 31, 2010:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$1,200,829	$1,098,316	$226,617	$4,699,103
Fair value	$929,649	$891,150	$193,571	$901,638
Unrealized gains/(losses)	$(271,179)	$(207,166)	$(33,046)	$(3,797,465)
Other-than-temporary impairment recorded in earnings	$249,000	$2,055,531	$99,146	$31,303

Lowest credit rating assigned	Caa1	Ca	Caa1	Ca
Number of performing banks	26	22	2	33
Number of issuers in default	3	5	-	6
Number of issuers in deferral	3	8	3	6
Defaults & deferrals as a % of current collateral	24.9%	38.9%	68.7%	25.6%
Discount margin	9.740%	9.685%	1.800%	1.289%
Recovery assumption (1)	15%	15%	15%	15%
Prepayment assumption	0%	0%	0%	0%

(1) With 2 year lag

Other-than-temporary Impairment of Securities

Declines in the fair value, or unrealized losses, of all available for sale investment securities, are reviewed to determine whether the losses are either a temporary impairment or OTTI. Temporary adjustments are recorded when the fair value of a security fluctuates from its historical cost. Temporary adjustments are recorded in accumulated other comprehensive income, and impact the Company’s equity position. Temporary adjustments do not impact net income. A recovery of available for sale security prices also is recorded as an adjustment to other comprehensive income for securities that are temporarily impaired, and results in a positive impact to the Company’s equity position.

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

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2010 and for the year ended December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$124,814	-	$119,537	-
Interest-bearing	374,768	.89%	332,751	.85%
Savings	139,447	.82%	109,305	.83%
Time deposits	212,876	2.07%	301,987	3.03%
Total average deposits	$851,905	1.04%	$863,580	1.51%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2010 and for the year ended December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
High month-end balances of total deposits	$862,430	$906,853
Low month-end balances of total deposits	842,653	831,157

During the first quarter of 2010, the average balance of deposits decreased by $11.7 million from December 31, 2009. The decrease was primarily attributable to decreases in higher rate time deposits offset by increases in money market and savings account balances. Average non-interest bearing deposits increased by $5.3 million, average money market account balances increased by $32.1 million, and NOW account balances increased by $4.1 million and savings account balances increased $32.9 million.

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
3 months or less	$14,260	$24,951
Over 3 through 6 months	22,807	8,622
Over 6 through 12 months	17,676	29,852
Over 12 months	14,245	18,267
Total	$68,988	$81,692

During the first three months of 2010, the balance of time deposits of $100,000 or more decreased by approximately $12.7 million. The decrease in balances was primarily attributable to declines in consumer time deposits that matured and were not renewed.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $10 million and $15 million as of March 31, 2010 and December 31, 2009, respectively.

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

--

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2010 and December 31, 2009 is presented below (dollars in thousands):

	March 31,	December 31,
	2010	2009
Securities sold under agreements to repurchase	$65,192	$80,386
Federal Home Loan Bank advances:
Fixed term – due in one year or less	8,000	10,000
Fixed term – due after one year	19,750	22,750
Debt:
Junior subordinated debentures	20,620	20,620
Total	$113,562	$133,756
Average interest rate at end of period	2.31%	2.10%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$65,542	$83,826
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	15,000
Fixed term – due after one year	22,750	32,750
Debt:
Loans due in one year or less	-	13,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Securities sold under agreements to repurchase	$66,347	$72,589
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,444	10,041
Fixed term – due after one year	22,750	26,134
Debt:
Federal funds purchased	-	3
Loans due in one year or less	-	1,498
Junior subordinated debentures	20,620	20,620
Total	$119,161	$130,885
Average interest rate during the period	2.40%	2.19%

Securities sold under agreements to repurchase had a decline of $15.2 million during the first three months of 2010. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2010 the fixed term advances consisted of $27.75 million as follows:

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

--

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of March 31, 2010. This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.10% at March 31, 2010 and December 31, 2009), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending March 31, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized.

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

--

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2010 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$98,031	$-	$-	$-	$-	$-	$98,031	$98,050
Taxable investment securities	20,283	15,254	10,028	943	10,247	155,633	212,388	212,388
Nontaxable investment securities	1,151	659	701	852	657	20,381	24,401	24,408
Loans	336,667	116,635	112,676	89,387	15,189	16,148	686,702	693,970
Total	$456,132	$132,548	$123,405	$91,182	$26,093	$192,162	$1,021,522	$1,028,816
Interest-bearing liabilities:
Savings and N.O.W. accounts	$74,707	$17,934	18,628	$26,257	$27,049	$160,460	$325,035	$325,035
Money market accounts	184,924	1,362	1,400	1,816	1,854	9,801	201,157	201,157
Other time deposits	164,178	13,487	11,135	7,147	5,384	233	201,564	202,432
Short-term borrowings/debt	65,192	-	-	-	-	-	65,192	65,192
Long-term borrowings/debt	18,310	10,000	15,060	-	-	5,000	48,370	40,232
Total	$507,311	$42,783	$46,223	$35,220	$34,287	$175,494	$841,318	$834,048
Rate sensitive assets – rate sensitive liabilities	$(51,179)	$89,765	$77,182	$55,962	$(8,194)	$16,668	$180,204
Cumulative GAP	$(51,179)	$38,586	$115,768	$171,730	$163,536	$180,204

Cumulative amounts as % of total Rate sensitive assets	-5.0%	8.8%	7.6%	5.5%	-0.8%	1.6%
Cumulative Ratio	-5.0%	3.8%	11.3%	16.8%	16.0%	17.6%

The static GAP analysis shows that at March 31, 2010, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At March 31, 2010, the Company’s stockholders' equity had increased $2.9 million, or 2.6%, to $114,081,000 from $111,221,000 as of December 31, 2009. During the first three months of 2010, net income contributed $2,548,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $504,000, net of tax.  Additional purchases of treasury stock (5,943 shares at an average cost of $17.11 per share) decreased stockholders’ equity by approximately $102,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2010 and December 31, 2009, the Company and First Mid Bank met all capital adequacy requirements.

--

As of March 31, 2010, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy and that qualified them for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital (to risk-weighted assets)
Company	$126,332	16.59%	$60,944	> 8.00%	N/A	N/A
First Mid Bank	120,752	15.98	60,483	> 8.00%	$75,604	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	117,296	15.41	30,472	> 4.00%	N/A	N/A
First Mid Bank	111,788	14.80	30,242	> 4.00%	45,362	> 6.00%
Tier 1 Capital (to average assets)
Company	117,296	10.89	43,091	> 4.00%	N/A	N/A
First Mid Bank	111,788	10.45	42,801	> 4.00%	53,501	> 5.00%

December 31, 2009
Total Capital (to risk-weighted assets)
Company	$123,977	15.76%	$62,949	> 8.00%	N/A	N/A
First Mid Bank	112,982	14.50	62,367	> 8.00%	$77,958	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	114,635	14.57	31,474	> 4.00%	N/A	N/A
First Mid Bank	103,730	13.31	31,183	> 4.00%	46,775	> 6.00%
Tier 1 Capital (to average assets)
Company	114,635	10.63	43,150	> 4.00%	N/A	N/A
First Mid Bank	103,730	9.67	42,886	> 4.00%	53,607	> 5.00%

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first three months of 2010.

--

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

During the three-month period ending March 31, 2010, the Company repurchased 5,943 shares at a total cost of approximately $102,000. Since 1998, the Company has repurchased a total of 2,781,270 shares at a total price of approximately $53,392,000.  As of March 31, 2010, the Company was authorized per all repurchase programs to purchase $3,315,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $25 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2010, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2010, the excess collateral at the FHLB would support approximately $60.9 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2010, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of $0 and $20 million in available funds.  This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

--

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2010 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$201,564	$157,514	$26,673	$17,143	$234
Debt	20,620	-	-	-	20,620
Other borrowings	92,943	88,193	4,750	-	-
Operating leases	3,162	580	1,057	898	627
Supplemental retirement	914	50	200	200	464
	$319,203	$246,337	$32,680	$18,241	$21,945

For the three-month period ended March 31, 2010, net cash of $8.4 million and $15.4 million was provided from operating activities and investing activities, respectively and $9.4 million was used in financing activities.  In total, cash and cash equivalents increased by $14.4 million since year-end 2009.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Unused commitments and lines of credit:
Commercial real estate	$13,387	$7,341
Commercial operating	66,381	68,178
Home equity	20,095	19,150
Other	34,529	30,515
Total	$134,392	$125,184

Standby letters of credit	$6,999	$7,738

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

--

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2009.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  There has been no material change to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 -- January 31, 2010	-	$-	-	$3,417,000
February 1, 2010 -- February 28, 2010	4,903	$17.09	4,903	$3,333,000
March 1, 2010 – March 31, 2010	1,040	$17.21	1,040	$3,315,000
Total	5,943	$17.11	5,943	$3,315,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  May 6, 2010

[Missing Graphic Reference]

William S. Rowland
President and Chief Executive Officer

[Missing Graphic Reference]
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

--