Form 10-Q
period 2010-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2010-08-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

As of August 5, 2010, 6,098,992 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks:
Non-interest bearing	$24,805	$20,243
Interest bearing	18,102	10,168
Federal funds sold	60,000	60,000
Cash and cash equivalents	102,907	90,411
Certificates of deposit investments	10,000	9,344
Investment securities:
Available-for-sale, at fair value	266,520	238,697
Held-to-maturity, at amortized cost (estimated fair value of $54 and
$469 at June 30, 2010 and December 31, 2009, respectively)	50	459
Loans held for sale	660	149
Loans	673,985	700,601
Less allowance for loan losses	(10,065)	(9,462)
Net loans	663,920	691,139
Interest receivable	5,645	6,871
Other real estate owned	7,520	2,862
Premises and equipment, net	15,163	15,487
Goodwill, net	17,363	17,363
Intangible assets, net	2,480	2,832
Other assets	17,051	19,541
Total assets	$1,109,279	$1,095,155
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$121,483	$128,726
Interest bearing	747,686	711,684
Total deposits	869,169	840,410
Securities sold under agreements to repurchase	73,758	80,386
Interest payable	719	861
FHLB borrowings	22,750	32,750
Other borrowings	1,500	-
Junior subordinated debentures	20,620	20,620
Other liabilities	5,376	8,907
Total liabilities	993,892	983,934
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,927 shares in 2010 and 2009	24,635	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,414,084 shares in 2010 and 7,364,959 shares in 2009	29,656	29,460
Additional paid-in capital	27,520	26,811
Retained earnings	64,185	62,144
Deferred compensation	2,891	2,894
Accumulated other comprehensive income	2,244	464
Less treasury stock at cost, 1,313,003 shares in 2010
and 1,282,076 shares in 2009	(35,744)	(35,187)
Total stockholders’ equity	115,387	111,221
Total liabilities and stockholders’ equity	$1,109,279	$1,095,155

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$9,822	$10,543	$19,736	$21,406
Interest on investment securities	2,181	2,285	4,416	4,369
Interest on certificates of deposit investments	31	-	62	-
Interest on federal funds sold	21	22	37	35
Interest on deposits with other financial institutions	16	39	30	60
Total interest income	12,071	12,889	24,281	25,870
Interest expense:
Interest on deposits	2,085	3,703	4,271	7,276
Interest on securities sold under agreements to repurchase	31	31	61	57
Interest on FHLB borrowings	282	425	625	848
Interest on other borrowings	1	-	1	22
Interest on subordinated debentures	262	256	522	572
Total interest expense	2,661	4,415	5,480	8,775
Net interest income	9,410	8,474	18,801	17,095
Provision for loan losses	1,083	638	1,843	1,242
Net interest income after provision for loan losses	8,327	7,836	16,958	15,853
Other income:
Trust revenues	595	545	1,219	1,124
Brokerage commissions	136	133	265	212
Insurance commissions	444	422	1,088	1,167
Service charges	1,181	1,220	2,257	2,354
Securities gains, net	5	207	246	207
Total other-than-temporary impairment losses	(355)	-	(978)	(869)
Portion of loss recognized in other comprehensive loss	-	-	-	-
Other-than-temporary impairment losses recognized in earnings	(355)	-	(978)	(869)
Gain on sale of merchant banking portfolio	-	-	-	1,000
Mortgage banking revenue, net	105	303	201	391
ATM / debit card revenue	686	577	1,310	1,105
Other	246	254	503	636
Total other income	3,043	3,661	6,111	7,327
Other expense:
Salaries and employee benefits	4,287	4,245	8,655	8,449
Net occupancy and equipment expense	1,285	1,229	2,563	2,543
Net other real estate owned expense	299	203	147	276
FDIC insurance	344	628	662	1,264
Amortization of intangible assets	176	186	352	378
Stationery and supplies	134	126	249	260
Legal and professional	702	565	1,131	1,038
Marketing and donations	207	261	410	452
Other	1,274	1,172	2,329	2,338
Total other expense	8,708	8,615	16,498	16,998
Income before income taxes	2,662	2,882	6,571	6,182
Income taxes	880	883	2,241	1,998
Net income	$1,782	$1,999	$4,330	$4,184
Dividends on preferred shares	554	509	1,131	775
Net income available to common stockholders	$1,228	$1,490	$3,199	$3,409
Per share data:
Basic net income per common share available to common stockholders	$0.20	$0.25	$0.52	$0.56
Diluted net income per common share available to common stockholders	$0.20	$0.24	$0.52	$0.55
Cash dividends declared per common share	$0.19	$0.19	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$4,330	$4,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,843	1,242
Depreciation, amortization and accretion, net	1,636	1,454
Stock-based compensation expense	26	27
Gains on investment securities, net	(246)	(207)
Other-than-temporary impairment losses recognized in earnings	978	869
(Gains) losses on sales of other real property owned, net	(218)	234
Loss on write down of fixed assets	1	80
Gain on sale of merchant banking portfolio	-	(1,000)
(Gains) losses on sale of loans held for sale, net	(214)	(429)
Origination of loans held for sale	(16,130)	(42,402)
Proceeds from sale of loans held for sale	15,833	41,818
Decrease in other assets	(3,464)	(378)
Increase (decrease) in other liabilities	(2,540)	1,122
Net cash provided by operating activities	1,835	6,614
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	4,275	-
Purchases of certificates of deposit investments	(4,931)	(597)
Proceeds from sales of securities available-for-sale	6,367	7,709
Proceeds from maturities of securities available-for-sale	42,747	29,315
Proceeds from maturities of securities held-to-maturity	995	140
Purchases of securities available-for-sale	(75,850)	(121,978)
Net decrease in loans	25,376	50,446
Purchases of premises and equipment	(448)	(1,278)
Proceeds from sales of other real property owned	1,640	1,459
Net cash used in investing activities	171	(34,784)
Cash flows from financing activities:
Net increase in deposits	28,759	100,499
Decrease in repurchase agreements	(6,628)	(12,947)
Repayment of long term FHLB advances	(10,000)	-
Proceeds from short term debt	1,500	-
Repayment of long term debt	-	(13,000)
Proceeds from issuance of common stock	195	480
Proceeds from issuance of preferred stock	-	22,635
Purchase of treasury stock	(560)	(1,321)
Dividends paid on preferred stock	(1,062)	-
Dividends paid on common stock	(1,714)	(1,521)
Net cash provided by financing activities	10,490	94,825
Increase in cash and cash equivalents	12,496	66,655
Cash and cash equivalents at beginning of period	90,411	86,643
Cash and cash equivalents at end of period	$102,907	$153,298

	Six months ended June 30,
	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,622	$8,372
Income taxes	4,343	3,531
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	6,084	1,159
Dividends reinvested in common stock	645	807
Net tax benefit related to option and deferred compensation plans	38	95

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2010 and 2009, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2010 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2010.

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

The Series B Preferred Stock pays non-cumulative dividends semiannually in arrears, when, as and if authorized by the Board of Directors of the Company, at a rate of 9% per year.  Holders of the Series B Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the Series B Preferred Stock and certain other matters.  In addition, if dividends on the Series B Preferred Stock are not paid in full for four dividend periods, whether consecutive or not, the holders of the Series B Preferred Stock, acting as a class with any other of the Company’s securities having similar voting rights, will have the right to elect two directors to the Company’s Board of Directors.  The terms of office of these directors would then end when the Company has paid or set aside for payment full semi-annual dividends for four consecutive dividend periods.

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

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2010 was $14.87.

Comprehensive Income

The Company’s comprehensive income for the three and six-month periods ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$1,782	$1,999	$4,330	$4,184
Other comprehensive income:
Unrealized gains on securities available-for-sale	1,965	1,797	2,737	215
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(223)	901	(552)	(300)
Other-than-temporary impairment losses recognized in earnings	355	-	978	869
Reclassification adjustment for realized gains included in income	(5)	(207)	(246)	(207)
Other comprehensive income before taxes	2,092	2,491	2,917	577
Tax expense	(816)	(970)	(1,137)	(224)
Total other comprehensive income	1,276	1,521	1,780	353
Comprehensive income	$3,058	$3,520	$6,110	$4,537

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
June 30, 2010	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$7,855	$-	$7,855
Other-than-temporary impairment losses on securities	-	(4,177)	(4,177)
Tax benefit (expense)	(3,062)	1,628	(1,434)
Balance at June 30, 2010	$4,793	$(2,549)	$2,244

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2009	Securities	Losses	Total
Net unrealized losses on securities available-for-sale	$5,364	$-	$5,364
Other-than-temporary impairment losses on securities	-	(4,603)	(4,603)
Tax expense	(2,091)	1,794	(297)
Balance at December 31, 2009	$3,273	$(2,809)	$64

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature, extent, and financial impact and segment information concerning troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  Adoption of this update is not expected to have a material effect on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$1,782,000	$1,999,000	$4,330,000	$4,184,000
Preferred stock dividends	(554,000)	(509,000)	(1,131,000)	(775,000)
Net income available to common stockholders	$1,228,000	$1,490,000	$3,199,000	$3,409,000
Weighted average common shares outstanding	6,101,028	6,127,132	6,099,922	6,133,420
Basic earnings per common share	$.20	$.25	$.52	$.56
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$1,228,000	$1,490,000	$3,199,000	$3,409,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,228,000	$1,490,000	$3,199,000	$3,409,000
Weighted average common shares outstanding	6,101,028	6,127,132	6,099,922	6,133,420
Dilutive potential common shares:
Assumed conversion of stock options	29,569	42,479	28,185	44,712
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,130,597	6,169,611	6,128,107	6,178,132
Diluted earnings per common share	$.20	$.24	$.52	$.55

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2010 and 2009 because they were anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options to purchase shares of common stock	202,970	205,470	202,970	205,470
Average dilutive potential common shares associated with convertible preferred stock	1,118,429	1,027,629	1,118,429	1,027,629

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2010
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$119,026	$1,795	$-	$120,821
Obligations of states and political subdivisions	23,375	884	(67)	24,192
Mortgage-backed securities: GSE residential	113,520	5,250	-	118,770
Trust preferred securities	6,886	-	(4,177)	2,709
Other securities	35	-	(7)	28
Total available-for-sale	$262,842	$7,929	$(4,251)	$266,520
Held-to-maturity:
Obligations of states and political subdivisions	$50	$4	$-	$54

December 31, 2009
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$89,640	$1,386	$(52)	$90,974
Obligations of states and political subdivisions	23,071	742	(97)	23,716
Mortgage-backed securities: GSE residential	111,301	3,343	(125)	114,519
Trust preferred securities	7,758	-	(4,603)	3,155
Other securities	6,166	187	(20)	6,333
Total available-for-sale	$237,936	$5,658	$(4,897)	$238,697
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

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

Realized gains and losses resulting from sales of securities were as follows during the periods ended June 30, 2010 and 2009 and the year ended December 31, 2009 (in thousands):

	June 30,	June 30,	December 31,
	2010	2009	2009
Gross gains	$246	$207	$637
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at June 30, 2010 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$65,300	$47,837	$5,889	$-	$119,026
Obligations of state and
political subdivisions	2,302	6,027	14,708	338	23,375
Mortgage-backed securities: GSE residential	14,003	99,517	-	-	113,520
Trust preferred securities	2,482	4,404	-	-	6,886
Other securities	-	-	-	35	35
Total investments	$84,087	$157,785	$20,597	$373	$262,842

Weighted average yield	3.34%	3.36%	4.53%	4.20%	3.45%
Full tax-equivalent yield	3.39%	3.43%	5.95%	6.19%	3.62%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$50	$-	$-	$50

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2010.

Investment securities carried at approximately $197,771,000 and $185,357,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	873	(10)	3,249	(57)	4,122	(67)
Mortgage-backed securities: GSE residential	30	-	-	-	30	-
Trust preferred securities	-	-	2,709	(4,177)	2,709	(4,177)
Other securities	28	(7)	-	-	28	(7)
Total	$931	$(17)	$5,958	$(4,234)	$6,889	$(4,251)

December 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$(52)	$-	$-	$90,974	$(52)
Obligations of states and political subdivisions	23,015	(40)	1,170	(57)	24,185	(97)
Mortgage-backed securities: GSE residential	114,431	(124)	88	(1)	114,519	(125)
Trust preferred securities	-	-	3,155	(4,603)	3,155	(4,603)
Other securities	6,318	-	15	(20)	6,333	(20)
Total	$234,738	$(216)	$4,428	$(4,681)	$239,166	$(4,897)

Obligations of states and political subdivisions

At June 30, 2010, there were eight obligations of states and political subdivisions issued by six municipalities with a fair value of $3,249,000 and unrealized losses of $57,000 in a continuous unrealized loss position for twelve months or more.  This position was due to yields on municipal securities increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2010.

Trust Preferred Securities

At June 30, 2010, there were four trust preferred securities with a fair value of $2,709,000 and unrealized losses of $4,177,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $355,000 for the credit portion of the unrealized loss of these trust preferred securities in the quarter ended June 30, 2010. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of June 30, 2010. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at June 30, 2010. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$1,181	$900	$(281)	$269
PreTSL II	1,098	870	(228)	2,056
PreTSL VI	203	150	(53)	124
PreTSL XXVIII	4,404	789	(3,615)	341
Total	$6,886	$2,709	$(4,177)	$2,790

The Company does not believe any other individual unrealized loss as of June 30, 2010 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2010 and 2009 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	June 30, 2010	June 30, 2009
Credit losses on trust preferred securities held
Beginning of period	$1,812	$-
Additions related to OTTI losses not previously recognized	-	869
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	978	-
Reductions due to increases in expected cash flows	-	-
End of period	$2,790	$869

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$21,123	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,664	3,015	2,563
Core deposit intangibles	5,936	4,109	5,936	3,953
Customer list intangibles	1,904	1,602	1,904	1,507
	$31,978	$12,135	$31,978	$11,783

Total amortization expense for the six months ended June 30, 2010 and 2009 was as follows (in thousands):

	June 30,
	2010	2009
Intangibles from branch acquisition	$100	$101
Core deposit intangibles	157	182
Customer list intangibles	95	95
	$352	$378

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/10-06/30/10	$352

Estimated amortization expense:
For period 07/01/10-12/31/10	$352
For year ended 12/31/11	$704
For year ended 12/31/12	$380
For year ended 12/31/13	$313
For year ended 12/31/14	$313
For year ended 12/31/15	$313

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during the first six months of 2010. The Company evaluated its cost method investment in FHLB stock, and deemed it was ultimately recoverable as of June 30, 2010.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a seasonal decline of $6.6 million during the first six months of 2010. FHLB borrowings declined $10 million due to maturity of three advances during the first six months of 2010. Other borrowings increased $1.5 million due to a draw on the Northern Trust line of credit during the second quarter of 2010.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and may continue to be, especially as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2010,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
June 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$120,821	$-	$120,821	$-
Obligations of states and political subdivisions	24,192	-	24,192	-
Mortgage-backed securities	118,770	-	118,698	72
Trust preferred securities	2,709	-	-	2,709
Other securities	28	28	-	-
Total available-for-sale securities	$266,520	$28	$263,711	$2,781

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$-	$90,974	$-
Obligations of states and political subdivisions	23,716	-	23,716	-
Mortgage-backed securities	114,519	-	114,444	75
Trust preferred securities	3,155	-	-	3,155
Other securities	6,333	15	6,318	-
Total available-for-sale securities	$238,697	$15	$235,452	$3,230

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Available-for-Sale Securities
June 30, 2010	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(978)	(978)
Included in other comprehensive income (loss)	1	426	427
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(4)	106	102
Ending balance	$72	$2,709	$2,781

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(978)	$(978)

	Available-for-Sale Securities
	Mortgage-backed Securities	Trust Preferred Securities	Total
June 30, 2009
Beginning balance	$81	$5,378	$5,459
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(869)	(869)
Included in other comprehensive income (loss)	2	765	767
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(4)	62	58
Ending balance	$79	$5,336	$5,415

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(869)	$(869)

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of June 30, 2010 was $2,822,000 and a fair value of $2,612,000 resulting in specific loss exposures of $210,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2010 was $7,520,000. Other real estate owned measured at fair value on a nonrecurring basis in 2010 amounted to $2,960,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements Using
June 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,612	$-	$-	$2,612
Foreclosed assets held for sale	2,960	-	-	2,960

December 31, 2009
Impaired loans (collateral dependent)	$5,068	$-	$-	$5,068
Foreclosed assets held for sale	1,020	-	-	1,020

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

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$42,907	$42,907	$30,411	$30,411
Federal funds sold	60,000	60,000	60,000	60,000
Certificates of deposit investments	10,000	10,013	9,344	9,376
Available-for-sale securities	266,520	266,520	238,697	238,697
Held-to-maturity securities	50	54	459	469
Loans held for sale	660	660	149	149
Loans net of allowance for loan losses	663,920	671,527	691,139	698,798
Interest receivable	5,645	5,645	6,871	6,871
Federal Reserve Bank stock	1,368	1,368	1,368	1,368
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$869,169	$870,275	$840,410	$841,737
Securities sold under agreements to repurchase	73,758	73,760	80,386	80,389
Interest payable	719	719	861	861
Federal Home Loan Bank borrowings	22,750	24,278	32,750	34,448
Other borrowings	1,500	1,500	-	-
Junior subordinated debentures	20,620	11,271	20,620	11,371

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Recent Legislative Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;
•
After a three-year phase-in period which begins January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital. (Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as First Mid, will continue to count as Tier 1 capital.);

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% (however, the FDIC will offset the effect of this increase for holding companies with total consolidated assets of less than $10 billion, such as First Mid) and changes in the basis for determining FDIC premiums from deposits to assets;

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and certain non-bank financial institutions and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;
•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;
•
Provides mortgage reform provisions including (i) a customer’s ability to repay, (ii) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and (iii) making more loans subject to provisions for higher cost loans, new disclosures;

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts; and
•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The FDIC stated that the purpose of these actions is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees on a sliding scale, depending on length of maturity for debt actually issued.

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee (TAG) Program and the Debt Guarantee Program, although it issued no debt under that now-terminated program.  The FDIC’s TAG Program, provides, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 15 basis points annually on the amount of the deposits during 2010 and  cost 10 basis points annually during 2009.

Federal Deposit Insurance Corporation Insurance Coverage

As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. The Company expensed $44,000 and $22,000 for this program during the first six months of 2010 and 2009, respectively.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased the range of annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $574,000 and $654,000 for this assessment during the first six months of 2010 and 2009, respectively.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than it would have under the interim rule. The Company expensed $522,000 in 2009 for this special assessment. There were no special assessments during the first six months of 2010.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $44,000 and $66,000 during the first six months of 2010 and 2009, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years. The balance of this asset was $3,991,000 as of June 30, 2010.

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

Net income was $4,330,000 and $4,184,000 and diluted net income per common share available to common stockholders was $.52 and $.55 for the six months ended June 30, 2010 and 2009, respectively. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2010 and 2009, compared to the performance ratios for the year ended December 31, 2009:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2010	2009	2009
Return on average assets	.79%	.76%	.74%
Return on average common equity	7.23%	8.00%	7.44%
Average equity to average assets	10.38%	9.27%	9.59%

Total assets at June 30, 2010 and December 31, 2009 were $1.11 billion and $1.10 billion, respectively. The increase in net assets was primarily due to an increase in available-for-sale securities and interest bearing cash and due from bank balances offset by a decrease in net loans.  Available-for-sale securities increased by $27.8 million during the first six months of 2010 the addition of government agency and mortgage-backed securities. Net loan balances were $664 million at June 30, 2010, a decrease of $27 million, or 3.9%, from $691 million at December 31, 2009 primarily due to a decline in the balances of loans secured by real estate and agricultural operating loans. Total deposit balances increased to $869 million at June 30, 2010 from $840 million at December 31, 2009 due to increased balances in interest bearing transaction accounts, savings accounts and money market accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.67% for the six months ended June 30, 2010, up from 3.32% for the same period in 2009. Net interest income before the provision for loan losses was $18.8 million compared to net interest income of $17.1 million for the same period in 2009. This increase was due to a greater decline in the rates on interest-earning liabilities compared to the decline in rates on interest-earning assets.

Other income decreased $1.2 million or 16.6%, to $6.1 million for the six months ended June 30, 2010 compared to $7.3 million for the six months ended June 30, 2009. The decrease in other income was primarily due to a $1 million gain from the sale of the bank’s merchant card servicing portfolio received during the first quarter of 2009 that was not received in 2010 and more other-than-temporary impairment charges during 2010 compared to 2009.

Other expense decreased 2.9%, or $.5 million, to $16.5 million for the six months ended June 30, 2010 compared to $17 million during the same period in 2009.  The decrease in other expense was primarily due to a special FDIC insurance assessment during 2009 that did not occur during 2010.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2010 versus 2009
	Three months ended June 30	Six months ended June 30
Net interest income	$936	$1,706
Provision for loan losses	(445)	(601)
Other income, including securities transactions	(618)	(1,216)
Other expenses	(93)	500
Income taxes	3	(243)
Increase (decrease) in net income	$(217)	$146

Credit quality is an area of importance to the Company. Total nonperforming loans were $11.6 million at June 30, 2010, compared to $10.5 million at June 30, 2009 and $12.7 million at December 31, 2009. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $7.6 million at June 30, 2010 compared to $1.9 million on June 30, 2009 and $2.9 million on December 31, 2009. The Company’s provision for loan losses for the six months ended June 30, 2010 and 2009 was $1,843,000 and $1,242,000, respectively.  Total loans past due 30 days or more declined to 1.52% of loans at June 30, 2010 compared to 2.17% of loans at December 31, 2009.  At June 30, 2010, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 71% and 74% of the loan portfolio as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, annualized net charge-offs were .36% of average loans compared to .07% for the same period in 2009.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2010 and 2009 and December 31, 2009 was 15.42%, 14.37% and 14.57%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2010 and 2009 and December 31, 2009 was 16.60%, 15.47%and 15.76%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2010 and 2009 were $141.2 million and $139.4 million, respectively.

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

Impairment of Goodwill and Intangible Assets. As a result of the Company’s acquisition activity, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheets. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2009 and determined that, as of that date, goodwill was not impaired.

Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2009 as part of the goodwill impairment test and no impairment charge was deemed necessary.

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

Mergers and Acquisitions

On May 7, 2010, First Mid Bank entered into a Branch Purchase and Assumption Agreement, dated as of May 7, 2010 (the “Purchase Agreement”), with First Bank, a Missouri state chartered bank (“First Bank”), pursuant to which First Mid Bank has agreed to purchase 10 bank branches (the “Branch Offices”) of First Bank located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois (the “Acquisition”).  The Acquisition will include the purchase of approximately $147.5 million in loans and the assumption of approximately $335.2 million in deposits.  In connection with the assumption of the deposits, First Mid Bank will pay First Bank a premium of approximately 4.77% on certain deposit amounts to be assumed at the closing of the proposed Acquisition. The Company and First Mid Bank expect this acquisition to be completed in the third quarter of 2010.

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

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$26,360	$30	.23%	$68,860	$60	.18%
Federal funds sold	60,000	37	.12%	49,171	35	.14%
Certificates of deposit investments	9,017	62	1.39%	3	-	-%
Investment securities
Taxable	224,163	3,935	3.51%	183,497	3,894	4.24%
Tax-exempt (1)	23,368	481	4.12%	23,308	475	4.08%
Loans (2)(3)	686,981	19,736	5.79%	711,179	21,406	6.07%
Total earning assets	1,029,889	24,281	4.75%	1,036,018	25,870	5.04%
Cash and due from banks	18,576			17,752
Premises and equipment	15,292			15,234
Other assets	42,115			37,078
Allowance for loan losses	(9,851)			(8,058)
Total assets	$1,096,021			$1,098,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$382,429	$1,669	.88%	$307,879	$1,378	.90%
Savings deposits	143,706	574	.81%	98,273	455	.93%
Time deposits	206,198	2,028	1.98%	332,832	5,443	3.30%
Securities sold under agreements to repurchase	68,141	61	.18%	68,782	57	.17%
FHLB advances	29,490	625	4.28%	37,750	848	4.53%
Federal funds purchased	-	-	-%	6	-	-%
Junior subordinated debt	20,620	522	5.10%	20,620	572	5.59%
Other debt	185	1	1.27%	3,022	22	1.47%
Total interest-bearing liabilities	850,769	5,480	1.30%	869,164	8,775	2.04%
Non interest-bearing demand deposits	123,941			119,727
Other liabilities	7,575			7,374
Stockholders' equity	113,736			101,759
Total liabilities & equity	$1,096,021			$1,098,024
Net interest income		$18,801			$17,095
Net interest spread			3.45%			3.00%
Impact of non-interest bearing funds			.22%			.32%

Net yield on interest- earning assets			3.67%			3.32%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the six months ended June 30, 2010, compared to the same period in 2009 (in thousands):

	For the six months ended June 30,
	2010 compared to 2009
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(30)	$(68)	$38
Federal funds sold	2	13	(11)
Certificates of deposit investments	62	62	-
Investment securities:
Taxable	41	1,531	(1,490)
Tax-exempt (2)	6	1	5
Loans (3)	(1,670)	(709)	(961)
Total interest income	(1,589)	830	(2,419)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	291	380	(89)
Savings deposits	119	278	(159)
Time deposits	(3,415)	(1,665)	(1,750)
Securities sold under
agreements to repurchase	4	(1)	5
FHLB advances	(223)	(178)	(45)
Junior subordinated debt	(50)	-	(50)
Other debt	(21)	(21)	-
Total interest expense	(3,295)	(1,207)	(2,088)
Net interest income	$1,706	$2,037	$(331)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $1.7 million, or 10%, to $18.8 million for the six months ended June 30, 2010, from $17.1 million for the same period in 2009. The increase in net interest income was primarily due to an increase in investment security balances and a decrease in time deposit balances.

For the six months ended June 30, 2010, average earning assets decreased by $6.1 million, or .6%, and average interest-bearing liabilities decreased $18.4 million, or 2.1%, compared with average balances for the same period in 2009. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $42.5 million or 61.7%.

•	Average federal funds sold increased $10.8 million or 22%.

•	Average certificates of deposit investments increased by $9 million or 300000%

•	Average loans decreased by $24.2 million or 3.4%.

•	Average securities increased by $40.7 million or 19.7%.

•	Average deposits decreased by $6.7 million or .9%.

•	Average securities sold under agreements to repurchase decreased by $.6 million or .9%.

•	Average borrowings and other debt decreased by $11.1 million or 18.1%.

•	Net interest margin increased to 3.67% for the first six months of 2010 from 3.32% for the first six months of 2009.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.74% and 3.38% for the first six months of 2010 and 2009, respectively. The TE adjustments to net interest income for June 30, 2010 and 2009 were $248,000 and $245,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 and 2009 was $1,843,000 and 1,242,000, respectively.  Nonperforming loans were $11.6 million and $10.5 million as of June 30, 2010 and 2009, respectively.  Net charge-offs were $1,240,000 for the six months ended June 30, 2010 compared to $256,000 during the same period in 2009.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	$ Change	2010	2009	$ Change
Trust revenues	$595	$545	$50	$1,219	$1,124	$95
Brokerage commissions	136	133	3	265	212	53
Insurance commissions	444	422	22	1,088	1,167	(79)
Service charges	1,181	1,220	(39)	2,257	2,354	(97)
Security gains, net	5	207	(202)	246	207	39
Impairment losses on securities	(355)	-	(355)	(978)	(869)	(109)
Gain on sale of merchant banking portfolio	-	-	-	-	1,000	(1,000)
Mortgage banking revenue, net	105	303	(198)	201	391	(190)
ATM / debit card revenue	686	577	109	1,310	1,105	205
Other	246	254	(8)	503	636	(133)
Total other income	$3,043	$3,661	$(618)	$6,111	$7,327	$(1,216)

Following are explanations of the changes in these other income categories for the three months ended June 30, 2010 compared to the same period in 2009:

•
Trust revenues increased $50,000 or 9.2% to $595,000 from $545,000 due primarily to an increase in revenues from employee benefit accounts and increases in market value fees. Trust assets, at market value, were $458.1 million at June 30, 2010 compared to $434.6 million at June 30, 2009.

•	Revenues from brokerage increased $3,000 or 2.3% to $136,000 from $133,000 due to an increase in commissions received from the sale of annuities.

•
Insurance commissions increased $22,000 or 5.2% to $444,000 from $422,000 due to an increase in property and casualty insurance commissions during the second quarter of 2010 compared to the same period in 2009.

•
Fees from service charges decreased $39,000 or 3.2% to $1,181,000 from $1,220,000.  This was primarily the result of a decrease in the number of overdrafts during the second quarter of 2010 compared to the same period in 2009.

•	The sale of securities during the three months ended June 30, 2010 resulted in net securities gains of $5,000 compared to $207,000 during the three months ended June 30, 2009.

•
During the second quarter of 2010, the Company recorded other-than-temporary impairment charges amounting to $355,000 for three of its investments in trust preferred securities. There were no other-than-temporary impairment charges during the second quarter of 2009. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income decreased $198,000 or 65.3% to $105,000 from $303,000. Loans sold balances were as follows:

•	$8.9 million (representing 88 loans) for the second quarter of 2010.
•	$31.4 million (representing 264 loans) for the second quarter of 2009.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $109,000 or 18.9% to $686,000 from $577,000 primarily due to increased usage.

•	Other income decreased $8,000 or 3.1% to $246,000 from $254,000. This decrease was due to slight declines in various income items.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2010 compared to the same period in 2009:

•
Trust revenues increased $95,000 or 8.5% to $1,219,000 from $1,124,000 due primarily to an increase in revenues from employee benefit accounts and increases in market value fees. Trust assets, at market value, were $458.1 million at June 30, 2010 compared to $434.6 million at June 30, 2009.

•	Revenues from brokerage increased $53,000 or 25% to $265,000 from $212,000 due to an increase in commissions received from the sale of annuities.

•
Insurance commissions decreased $79,000 or 6.8% to $1,088,000 from $1,167,000 due to a decrease in income received from carriers for claim experience during the first quarter of 2010 compared to the same period in 2009 offset by an increase in property and casualty insurance commissions during the second quarter of 2010 compared to the same period in 2009.

•	Fees from service charges decreased $97,000 or 4.1% to $2,257,000 from $2,354,000. This was primarily the result of a decrease in the number of overdrafts during 2010 compared to 2009.

•	The sale of securities during the six months ended June 30, 2010 resulted in net securities gains of $246,000 compared to $207,000 during the first six months of 2009.

•
During the first six months of 2010, the Company recorded other-than-temporary impairment charges amounting to $978,000 for four of its investments in trust preferred securities compared to $869,000 for two of its investments in trust preferred securities for the same period in 2009. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no such gains in 2010.

•	Mortgage banking income decreased $190,000 or 48.6% to $201,000 from $391,000. Loans sold balances were as follows:

•	$15.6 million (representing 151 loans) for the first six months of 2010.
•	$41.4 million (representing 349 loans) for the first six months of 2009.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $205,000 or 18.6% to $1,310,000 from $1,105,000 primarily due to increased usage.

•
Other income decreased $133,000 or 20.9% to $503,000 from $636,000. This decrease was primarily due to decreased merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 and a reduction in loan closing fees during 2010 compared to the same period during 2009.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2009	$ Change	2010	2009	$ Change
Salaries and employee benefits	$4,287	$4,245	$42	$8,655	$8,449	$206
Net occupancy and equipment expense	1,285	1,229	56	2,563	2,543	20
Net other real estate owned expense	299	203	96	147	276	(129)
FDIC insurance	344	628	(284)	662	1,264	(602)
Amortization of intangible assets	176	186	(10)	352	378	(26)
Stationery and supplies	134	126	8	249	260	(11)
Legal and professional	702	565	137	1,131	1,038	93
Marketing and donations	207	261	(54)	410	452	(42)
Other operating expenses	1,274	1,172	102	2,329	2,338	(9)
Total other expense	$8,708	$8,615	$93	$16,498	$16,998	(500)

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2010 compared to the same period in 2009:

•
Salaries and employee benefits, the largest component of other expense, increased $42,000 or 1.0% to $4,287,000 from $4,245,000.  This increase is primarily due to merit increases for continuing employees during the period for 2010 compared to 2009.  There were 345 full-time equivalent employees at June 30, 2010 compared to 340 at June 30, 2009.

•
Occupancy and equipment expense increased $56,000 or 4.6% to $1,285,000 from $1,229,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance during the second quarter of 2010 compared to the same period for 2009.

•	Expense for amortization of intangible assets decreased $10,000 or 5.4% to $176,000 from $186,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•
Net other real estate owned expense increased $96,000 or 47.3% to $299,000 from $203,000. The increase in 2010 was due to an increase in real estate tax expenses on properties held offset by several owned properties sold at a gain during the second quarter of 2010 compared to properties owned sold at a loss during the same period in 2009.

•
FDIC insurance expense decreased $284,000 or 45.2% to $344,000 from $628,000 due to the expense accrued for a special assessment in 2009 that did not occur in 2010 offset by increases in regular FDIC assessment rates during 2010 compared to the same period in 2009.

•	Other operating expenses increased $102,000 or 8.7% to $1,274,000 in 2010 from $1,172,000 in 2009 primarily due to increases in loan collection expenses.

•
All other categories of operating expenses increased a net of $91,000 or 9.6% to $1,043,000 from $952,000. This increase is primarily due to an increase in legal and professional fees related to the Company’s acquisition of First Bank branches offset by a decrease in marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2010 compared to the same period in 2009:

•
Salaries and employee benefits, the largest component of other expense, increased $206,000 or 2.4% to $8,655,000 from $8,449,000.  This increase is primarily due to merit increases for continuing employees and an increase in health care costs.  There were 345 full-time equivalent employees at June 30, 2010 compared to 340 at June 30, 2009.

•
Occupancy and equipment expense increased $20,000 or .8% to $2,563,000 from $2,543,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance during the first six months of 2010 compared to the same period for 2009.

•	Expense for amortization of intangible assets decreased $26,000 or 6.9% to $352,000 from $378,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•
Net other real estate owned expense decreased $129,000 or 46.7% to $147,000 from $276,000. The decrease in 2010 was due to several owned properties sold at a gain during 2010 compared to properties owned sold at a loss during the same period in 2009 offset by an increase in real estate tax expenses on properties held during 2010 compared to the same period during 2009.

•	FDIC insurance expense decreased $602,000 or 47.6% to $662,000 from $1,264,000 due to expense accrued for a special assessment in 2009 that did not occur in 2010.

•
Other operating expenses decreased $9,000 or .4% to $2,329,000 in 2010 from $2,338,000 in 2009 as a result of a reduction in other losses due to proceeds received from an insurance claim regarding a previous fraud during the first quarter of 2010, offset by increases in loan collection expenses.

•
All other categories of operating expenses increased a net of $40,000 or 2.3% to $1,790,000 from $1,750,000. This increase is primarily due to an increase in legal and professional fees related to the Company’s acquisition of First Bank branches offset by a decrease in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $2,241,000 (34.1% effective tax rate) for the six months ended June 30, 2010, compared to $1,998,000 (32.3% effective tax rate) for the same period in 2009.

  The Company adopted the provisions of FIN No. 48, which was codified within ASC 740, on January 1, 2007.  The implementation of FIN No. 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	% Outstanding Loans	December 31, 2009	% Outstanding Loans
Construction and land development	$19,757	2.9%	$28,041	4.0%
Farm loans	58,877	8.7%	62,330	8.9%
1-4 Family residential properties	171,054	25.4%	180,415	25.7%
Multifamily residential properties	18,877	2.8%	19,467	2.8%
Commercial real estate	224,798	33.3%	226,400	32.3%
Loans secured by real estate	493,363	73.1%	516,653	73.7%
Agricultural loans	47,485	7.0%	54,144	7.7%
Commercial and industrial loans	104,911	15.6%	105,351	15.0%
Consumer loans	19,127	2.8%	20,815	3.0%
All other loans	9,759	1.5%	3,787	.6%
Total loans	$674,645	100.0%	$700,750	100.0%

Overall loans decreased $26.1 million, or 3.7%.  The decrease was a result of decreases in loans secured by real estate and agricultural loans due to a lack of loan demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions during the on-going recession. The balance of real estate loans held for sale, included in the balances shown above, amounted to $660,000 and $149,000 as of June 30, 2010 and December 31, 2009, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$145,048	21.5%	$144,521	20.6%
Charleston region	54,752	8.1%	58,890	8.4%
Sullivan region	67,507	10.0%	68,802	9.8%
Effingham region	87,561	13.0%	89,141	12.7%
Decatur region	204,258	30.3%	212,908	30.4%
Highland region	115,519	17.1%	126,488	18.1%
Total all regions	$674,645	100.0%	$700,750	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2010 and 2009, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2010 and December 31, 2009, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$95,713	14.19%	$102,515	14.63%
Lessors of non-residential buildings	68,234	10.11%	72,016	10.28%
Lessors of residential buildings & dwellings	42,626	6.32%	44,232	6.31%
Hotels and motels	50,304	7.46%	50,788	7.25%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2010, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$13,921	$5,629	$206	$19,756
Farm loans	6,027	44,584	8,265	58,876
1-4 Family residential properties	24,286	93,191	53,577	171,054
Multifamily residential properties	1,925	9,512	7,440	18,877
Commercial real estate	30,962	149,408	44,428	224,798
Loans secured by real estate	77,121	302,324	113,916	493,361
Agricultural loans	34,457	12,898	131	47,486
Commercial and industrial loans	64,151	33,773	6,988	104,912
Consumer loans	3,976	14,467	684	19,127
All other loans	5,409	1,682	2,668	9,759
Total loans	$185,114	$365,144	$124,387	$674,645
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2010, loans with maturities over one year consisted of approximately $457.4 million in fixed rate loans and approximately $32.1 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Nonaccrual loans	$10,533	$12,720
Restructured loans which are performing in accordance
with revised terms	1,107	-
Total nonperforming loans	11,640	12,720
Repossessed assets	7,556	2,896
Total nonperforming loans and repossessed assets	$19,196	$15,616
Nonperforming loans to loans,
before allowance for loan losses	1.73%	1.82%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	2.85%	2.23%

The $2,187,000 decrease in nonaccrual loans during 2010 resulted from the net of $4,572,000 of loans put on nonaccrual status, offset by $1,535,000 of loans transferred to other real estate owned, $1,081,000 of loans charged off and $4,143,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,680	15.9%	$2,064	16.2%
Farm loans	591	5.6%	1,355	10.6%
1-4 Family residential properties	2,101	20.0%	1,968	15.5%
Multifamily residential properties	188	1.8%	487	3.8%
Commercial real estate	4,250	46.3%	6,063	47.7%
Loans secured by real estate	8,810	83.6%	11,937	93.8%
Agricultural loans	936	8.9%	-	-
Commercial and industrial loans	764	7.3%	783	6.2%
Consumer loans	23	.2%	-	-
Total loans	$10,533	100.0%	$12,720	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $350,000 and $356,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

The $4,660,000 increase in repossessed assets during 2010 resulted from the net of $6,144,000 of additional assets repossessed, $1,480,000 of repossessed assets sold and $4,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,388	18.4%	$1,252	43.2%
1-4 family residential properties	2,677	35.4%	945	32.6%
Multi-family residential properties	102	1.3%	-	-
Commercial real estate	3,353	44.4%	665	23.0%
Total real estate	7,520	99.5%	2,862	98.8%
Other collateral	36	.5%	34	1.2%
Total repossessed collateral	$7,556	100.0%	$2,896	100.0%

Repossessed assets sold during 2010 resulted in net gains of $220,000, of which $218,000 was related to real estate asset sales and $2,000 was related to other repossessed asset sales. Repossessed assets sold during 2009 resulted in a net loss of $225,000, of which $221,000 was related to real estate asset sales and $4,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At June 30, 2010, the Company’s loan portfolio included $106.4 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $10.1 million from $116.5 million at December 31, 2009.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $68.2 million of loans to lessors of non-residential buildings and $42.6 million of loans to lessors of residential buildings and dwellings.

Analysis of the allowance for loan losses as of June 30, 2010 and 2009, and of changes in the allowance for the three and six-month periods ended June 30, 2010 and 2009, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Average loans outstanding, net of unearned income	$684,061	$700,126	$686,981	$711,179
Allowance-beginning of period	9,529	7,993	9,462	7,587
Charge-offs:
Real estate-mortgage	432	26	1,012	152
Commercial, financial & agricultural	99	-	195	73
Installment	3	14	29	37
Other	48	46	82	76
Total charge-offs	582	86	1,318	338
Recoveries:
Real estate-mortgage	3	-	6	1
Commercial, financial & agricultural	7	1	29	12
Installment	7	7	18	23
Other	18	20	45	46
Total recoveries	35	28	78	82
Net charge-offs	547	58	1,240	256
Provision for loan losses	1,083	638	1,843	1,242
Allowance-end of period	$10,065	$8,573	$10,065	$8,573
Ratio of annualized net charge-offs to average loans	.32%	.03%	.36%	.07%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.49%	1.24%	1.49%	1.24%
Ratio of allowance for loan losses to nonperforming loans	86.5%	81.3%	86.5%	81.3%

The ratio of the allowance for loan losses to nonperforming loans is 86.5% as of June 30, 2010 compared to 81.3% as of June 30, 2009.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first six months of 2010, the Company had net charge-offs of $1,240,000 compared to $256,000 in 2009. During 2010, the Company’s significant charge-offs included $805,000 on nine commercial real estate loans of three borrowers.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$119,026	2.54%	$89,640	3.27%
Obligations of states and political subdivisions	23,425	4.09%	23,530	4.13%
Mortgage-backed securities: GSE residential	113,520	4.22%	111,301	4.36%
Trust preferred securities	6,886	4.17%	7,758	4.22%
Other securities	35	1.31%	6,166	4.56%
Total securities	$262,892	3.45%	$238,395	3.93%

At June 30, 2010, the Company’s investment portfolio increased by $24.5 million from December 31, 2009 primarily due to the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities and mortgage-backed securities offset by the sale of two corporate bonds.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2010, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at June 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$119,026	$120,821	$120,821	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	23,425	24,246	5,387	11,280	3,605		456	-	3,518
Mortgage-backed securities (2)	113,520	118,770	-	-	-		-	-	118,770
Trust preferred securities	6,886	2,709	-	-	-		-	2,709	-
Other securities	35	28	-	-	-		-	-	28
Total investments	$262,892	$266,574	$126,208	$11,280	$3,605		$456	$2,709	$122,316

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of June 30, 2010:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$1,180,829	$1,098,316	$202,914	$4,403,809
Fair value	$900,003	$869,773	$150,533	$789,036
Unrealized gains/(losses)	$(280,825)	$(228,543)	$(52,381)	$(3,614,772)
Other-than-temporary impairment recorded in earnings	$269,000	$2,055,531	$124,146	$341,303

Lowest credit rating assigned	Caa1	Ca	Caa1	Ca
Number of performing banks	26	23	2	31
Number of issuers in default	3	5	-	7
Number of issuers in deferral	3	7	3	7
Defaults & deferrals as a % of current collateral	24.9%	37.3%	80.9%	29.9%
Discount margin	9.740%	9.685%	1.800%	1.289%
Recovery assumption (1)	10%	10%	10%	10%
Prepayment assumption	0%	0%	0%	0%

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See headings “Investment Securities” and “Trust Preferred Securities” in the Notes to Condensed Consolidated Financial Statements (unaudited)  for a discussion of the Company’s evaluation and subsequent charges for OTTI.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2010 and for the year ended December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$123,941	-	$119,537	-
Interest-bearing	382,429	.88%	332,751	.85%
Savings	143,706	.81%	109,305	.83%
Time deposits	206,198	1.98%	301,987	3.03%
Total average deposits	$856,274	1.01%	$863,580	1.51%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2010 and for the year ended December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
High month-end balances of total deposits	$869,169	$906,853
Low month-end balances of total deposits	842,653	831,157

During the first six months of 2010, the average balance of deposits decreased by $7.3 million from December 31, 2009. The decrease was attributable to decreases in higher rate time deposits offset by increases in all other deposit account balances. Average non-interest bearing deposits increased by $4.4 million, average money market account balances increased by $36 million, NOW account balances increased by $7.2 million and savings account balances increased $37.2 million.

The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
3 months or less	$29,061	$24,951
Over 3 through 6 months	13,204	8,622
Over 6 through 12 months	12,654	29,852
Over 12 months	14,556	18,267
Total	$69,475	$81,692

During the first six months of 2010, the balance of time deposits of $100,000 or more decreased by approximately $12.2 million. The decrease in balances was primarily attributable to declines in brokered and consumer time deposits that matured and were not renewed.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $10 million and $15 million as of June 30, 2010 and December 31, 2009, respectively.

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2010 and December 31, 2009 is presented below (dollars in thousands):

	June 30,	December 31,
	2010	2009
Securities sold under agreements to repurchase	$73,758	$80,386
Federal Home Loan Bank advances:
Fixed term – due in one year or less	3,000	10,000
Fixed term – due after one year	19,750	22,750
Debt:
Loans due in one year or less	1,500	-
Junior subordinated debentures	20,620	20,620
Total	$118,628	$133,756
Average interest rate at end of period	2.13%	2.10%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$73,758	$83,826
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	15,000
Fixed term – due after one year	22,750	32,750
Debt:
Loans due in one year or less	1,500	13,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Securities sold under agreements to repurchase	$68,141	$72,589
Federal Home Loan Bank advances:
Fixed term – due in one year or less	7,000	10,041
Fixed term – due after one year	22,490	26,134
Debt:
Federal funds purchased	11	3
Loans due in one year or less	174	1,498
Junior subordinated debentures	20,620	20,620
Total	$118,436	$130,885
Average interest rate during the period	2.04%	2.19%

Securities sold under agreements to repurchase had a decline of $6.6 million during the first six months of 2010. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2010 the fixed term advances consisted of $22.75 million as follows:

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

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was $1.5 million as of June 30, 2010. This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.39% at June 30, 2010). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.376% at June 30, 2010 and 3.10% December 31, 2009), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending June 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however would not count as tier 1 regulatory capital.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2010 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$78,102	$-	$-	$-	$-	$-	$78,102	$78,102
Certificates of deposit investments	10,000	-	-	-	-	-	10,000	10,013
Taxable investment securities	25,422	30,463	2,797	3,699	13,073	166,874	242,328	242,328
Nontaxable investment securities	810	655	697	1,109	113	20,858	24,242	24,246
Loans	333,384	125,987	125,242	57,144	18,035	14,853	674,645	682,252
Total	$447,718	$157,105	$128,736	$61,952	$31,221	$202,585	$1,029,317	$1,036,941
Interest-bearing liabilities:
Savings and N.O.W. accounts	$93,824	$18,146	18,842	$26,494	$27,285	$161,794	$346,385	$346,385
Money market accounts	185,959	1,449	1,489	1,932	1,972	10,426	203,227	203,227
Other time deposits	159,949	13,461	13,611	4,442	6,272	339	198,074	199,180
Short-term borrowings/debt	75,258	-	-	-	-	-	75,258	75,260
Long-term borrowings/debt	13,310	10,000	15,060	-	-	5,000	43,370	35,549
Total	$528,300	$43,056	$49,002	$32,868	$35,529	$177,559	$866,314	$859,601
Rate sensitive assets – rate sensitive liabilities	$(80,582)	$114,049	$79,734	$29,084	$(4,308)	$25,026	$163,003
Cumulative GAP	$(80,582)	$33,467	$113,201	$142,285	$137,977	$163,003

Cumulative amounts as % of total Rate sensitive assets	-7.8%	11.1%	7.7%	2.8%	-0.4%	2.4%
Cumulative Ratio	-7.8%	3.3%	11.0%	13.8%	13.4%	15.8%

The static GAP analysis shows that at June 30, 2010, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2010, the Company’s stockholders' equity had increased $4.2 million, or 3.8%, to $115,387,000 from $111,221,000 as of December 31, 2009. During the first six months of 2010, net income contributed $4,330,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $1,780,000, net of tax.  Additional purchases of treasury stock (30,927 shares at an average cost of $18.11 per share) decreased stockholders’ equity by approximately $560,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2010 and December 31, 2009, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2010, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital (to risk-weighted assets)
Company	$126,697	16.60%	$61,124	> 8.00%	N/A	N/A
First Mid Bank	123,251	16.28%	60,639	> 8.00%	$75,798	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	117,634	15.42%	30,562	> 4.00%	N/A	N/A
First Mid Bank	114,264	15.10%	30,319	> 4.00%	45,479	> 6.00%
Tier 1 Capital (to average assets)
Company	117,634	10.86%	43,337	> 4.00%	N/A	N/A
First Mid Bank	114,264	10.60%	43,114	> 4.00%	53,893	> 5.00%

December 31, 2009
Total Capital (to risk-weighted assets)
Company	$123,977	15.76%	$62,949	> 8.00%	N/A	N/A
First Mid Bank	112,982	14.50%	62,367	> 8.00%	$77,958	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	114,635	14.57%	31,474	> 4.00%	N/A	N/A
First Mid Bank	103,730	13.31%	31,183	> 4.00%	46,775	> 6.00%
Tier 1 Capital (to average assets)
Company	114,635	10.63%	43,150	> 4.00%	N/A	N/A
First Mid Bank	103,730	9.67%	42,886	> 4.00%	53,607	> 5.00%

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2010.

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

During the six-month period ending June 30, 2010, the Company repurchased 30,927 shares at a total cost of approximately $560,000. Since 1998, the Company has repurchased a total of 2,806,253 shares at a total price of approximately $53,850,000.  As of June 30, 2010, the Company was authorized per all repurchase programs to purchase $2,857,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2010, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2010, the excess collateral at the FHLB would support approximately $63 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2010, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of $1.5 million and $18.5 million in available funds.  This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2010 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$198,074	$153,136	$29,145	$15,452	$341
Debt	22,120	1,500	-	-	20,620
Other borrowings	96,508	91,758	4,750	-	-
Operating leases	3,777	656	1,126	959	1,036
Supplemental retirement	908	50	200	200	458
	$321,387	$247,100	$35,221	$16,611	$22,455

For the six-month period ended June 30, 2010, net cash of $2.0 million and $10.5 million was provided from operating activities and financing activities, respectively.  In total, cash and cash equivalents increased by $12.5 million since year-end 2009.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Unused commitments and lines of credit:
Commercial real estate	$13,820	$7,341
Commercial operating	71,555	68,178
Home equity	19,929	19,150
Other	28,098	30,515
Total	$133,402	$125,184

Standby letters of credit	$7,789	$7,738

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.  Further, there have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Additionally, see the following risk factor.

•
The impact of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is uncertain.  The act institutes a wide range of reforms that will have an impact on many types of financial institutions. Many of these reforms, or other aspects of the act, may impact the profitability of the Company, require the Company to make changes to its business practices or require significant management attention to achieve compliance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 -- April 31, 2010	-	$ -	-	$3,315,000
May 1, 2010 -- May 28, 2010	18,011	$17.97	18,011	$2,991,000
June 1, 2010 – June 30, 2010	6,972	$19.33	6,972	$2,857,000
Total	24,983	$18.35	24,983	$2,857,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 5, 2010

/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor
Michael L. Taylor
Chief Financial Officer

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit
Number	Description and Filing or Incorporation Reference
4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

10.1
Branch Purchase and Assumption Agreement between First Mid-Illinois Bank & Trust, N.A. and First Bank, dated May 7, 2010 (incorporated by reference to Exhibit 10.1 to First Mid’s Current Report on Form 8-K filed May 7, 2010)

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