Form 10-Q
period 2010-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2010-11-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

As of November 8, 2010, 6,063,207 common shares, $4.00 par value, were outstanding.

--

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks:
Non-interest bearing	$18,621	$20,243
Interest bearing	186,872	10,168
Federal funds sold	80,000	60,000
Cash and cash equivalents	285,493	90,411
Certificates of deposit investments	9,901	9,344
Investment securities:
Available-for-sale, at fair value	295,696	238,697
Held-to-maturity, at amortized cost (estimated fair value of $54 and
$469 at September 30, 2010 and December 31, 2009, respectively)	51	459
Loans held for sale	262	149
Loans	797,268	700,601
Less allowance for loan losses	(10,930)	(9,462)
Net loans	786,338	691,139
Interest receivable	6,684	6,871
Other real estate owned	5,282	2,862
Premises and equipment, net	28,724	15,487
Goodwill, net	25,753	17,363
Intangible assets, net	5,354	2,832
Other assets	16,670	19,541
Total assets	$1,466,208	$1,095,155
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$173,986	$128,726
Interest bearing	1,029,863	711,684
Total deposits	1,203,849	840,410
Securities sold under agreements to repurchase	90,300	80,386
Interest payable	793	861
FHLB borrowings	22,750	32,750
Junior subordinated debentures	20,620	20,620
Other liabilities	11,477	8,907
Total liabilities	1,349,789	983,934
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000;
issued 4,927 shares in 2010 and 2009	24,635	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,416,242 shares in 2010 and 7,364,959 shares in 2009	29,692	29,460
Additional paid-in capital	27,604	26,811
Retained earnings	65,643	62,144
Deferred compensation	2,908	2,894
Accumulated other comprehensive income	2,096	464
Less treasury stock at cost, 1,327,386 shares in 2010
and 1,282,076 shares in 2009	(36,159)	(35,187)
Total stockholders’ equity	116,419	111,221
Total liabilities and stockholders’ equity	$1,466,208	$1,095,155

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$10,208	$10,425	$29,944	$31,831
Interest on investment securities	2,173	2,443	6,589	6,812
Interest on certificates of deposit investments	26	23	88	23
Interest on federal funds sold	21	17	58	52
Interest on deposits with other financial institutions	36	30	66	90
Total interest income	12,464	12,938	36,745	38,808
Interest expense:
Interest on deposits	2,141	3,325	6,412	10,601
Interest on securities sold under agreements to repurchase	36	32	97	89
Interest on FHLB borrowings	234	407	859	1,255
Interest on other borrowings	7	-	8	22
Interest on subordinated debentures	268	270	790	842
Total interest expense	2,686	4,034	8,166	12,809
Net interest income	9,778	8,904	28,579	25,999
Provision for loan losses	884	928	2,727	2,170
Net interest income after provision for loan losses	8,894	7,976	25,852	23,829
Other income:
Trust revenues	619	498	1,838	1,622
Brokerage commissions	130	89	395	301
Insurance commissions	365	393	1,453	1,560
Service charges	1,190	1,318	3,447	3,672
Securities gains, net	297	240	543	447
Total other-than-temporary impairment losses	(1,047)	(634)	(1,599)	(1,237)
Portion of loss recognized in other comprehensive loss	622	266	196	-
Other-than-temporary impairment losses recognized in earnings	(425)	(368)	(1,403)	(1,237)
Gain on sale of merchant banking portfolio	-	-	-	1,000
Mortgage banking revenue, net	231	171	432	562
ATM / debit card revenue	703	593	2,013	1,698
Other	542	261	1,045	2,897
Total other income	3,652	3,195	9,763	10,522
Other expense:
Salaries and employee benefits	4,423	4,060	13,078	12,509
Net occupancy and equipment expense	1,483	1,209	4,046	3,752
Net other real estate owned expense	573	71	720	347
FDIC insurance	374	357	1,036	1,621
Amortization of intangible assets	176	176	528	554
Stationery and supplies	168	154	417	419
Legal and professional	711	503	1,842	1,541
Marketing and donations	212	274	622	726
Other	1,416	1,145	3,745	3,478
Total other expense	9,536	7,949	26,034	24,947
Income before income taxes	3,010	3,222	9,581	9,404
Income taxes	998	1,078	3,239	3,076
Net income	$2,012	$2,144	$6,342	$6,328
Dividends on preferred shares	554	515	1,685	1,290
Net income available to common stockholders	$1,458	$1,629	$4,657	$5,038
Per share data:
Basic net income per common share available to common stockholders	$0.24	$0.27	$0.76	$0.82
Diluted net income per common share available to common stockholders	$0.24	$0.26	$0.76	$0.82
Cash dividends declared per common share	$-	$-	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2010	2009
Cash flows from operating activities:
Net income	$6,342	$6,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,727	2,170
Depreciation, amortization and accretion, net	2,562	2,276
Stock-based compensation expense	39	40
Gains on investment securities, net	(543)	(447)
Other-than-temporary impairment losses recognized in earnings	1,403	1,237
(Gains) losses on sales of other real property owned, net	(158)	274
Loss on write down of fixed assets	2	80
Gain on sale of merchant banking portfolio	-	(1,000)
Gains on sale of loans held for sale, net	(453)	(607)
Origination of loans held for sale	(34,223)	(54,457)
Proceeds from sale of loans held for sale	34,563	55,466
Increase in other assets	(5,569)	(1,911)
Increase (decrease) in other liabilities	2,564	(798)
Net cash provided by operating activities	9,256	8,651
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	9,066	249
Purchases of certificates of deposit investments	(9,623)	(9,449)
Proceeds from sales of securities available-for-sale	10,936	17,948
Proceeds from maturities of securities available-for-sale	76,485	42,423
Proceeds from maturities of securities held-to-maturity	995	140
Purchases of securities available-for-sale	(144,002)	(140,410)
Net decrease in loans	35,191	48,155
Purchases of premises and equipment	(1,510)	(1,617)
Proceeds from sales of other real property owned	5,855	1,637
Net cash acquired from acquisition	180,074	-
Net cash provided by (used in) investing activities	163,467	(40,924)
Cash flows from financing activities:
Net increase in deposits	25,884	41,507
(Increase) decrease in repurchase agreements	9,914	(990)
Repayment of long term FHLB advances	(10,000)	(5,000)
Proceeds from short term debt	3,000	-
Repayment of short term debt	(3,000)	-
Repayment of long term debt	-	(13,000)
Proceeds from issuance of common stock	295	660
Proceeds from issuance of preferred stock	-	22,635
Purchase of treasury stock	(958)	(1,679)
Dividends paid on preferred stock	(1,062)	-
Dividends paid on common stock	(1,714)	(1,521)
Net cash provided by financing activities	22,359	42,612
Increase in cash and cash equivalents	195,082	10,339
Cash and cash equivalents at beginning of period	90,411	86,643
Cash and cash equivalents at end of period	$285,493	$96,982

--

	Nine months ended September 30,
	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,234	$13,307
Income taxes	5,048	4,046
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	8,127	1,406
Dividends reinvested in common stock	645	807
Net tax benefit related to option and deferred compensation plans	46	117

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and the following wholly-owned subsidiaries: Mid-Illinois Data Services, Inc. (“MIDS”), The Checkley Agency, Inc. (“Checkley”), and First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  All significant intercompany balances and transactions have been eliminated in consolidation.  The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2010 and 2009, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2010 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first nine months of 2010.

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

--

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2010 was $15.07.

Comprehensive Income

The Company’s comprehensive income for the three and nine-month periods ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$2,012	$2,144	$6,342	$6,328
Other comprehensive income:
Unrealized gains on securities available-for-sale	676	2,688	3,412	2,725
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(1,047)	(634)	(1,599)	(757)
Other-than-temporary impairment losses recognized in earnings	425	368	1,403	1,237
Reclassification adjustment for realized gains included in income	(297)	(240)	(543)	(447)
Other comprehensive income before taxes	(243)	2,182	2,673	2,758
Tax expense (benefit)	95	(851)	(1,041)	(1,074)
Total other comprehensive income (loss)	(148)	1,331	1,632	1,684
Comprehensive income	$1,864	$3,475	$7,974	$8,012

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
September 30, 2010	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$8,234	$-	$8,234
Other-than-temporary impairment losses on securities	-	(4,799)	(4,799)
Tax benefit (expense)	(3,210)	1,871	(1,339)
Balance at September 30, 2010	$5,024	$(2,928)	$2,096

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2009	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$5,364	$-	$5,364
Other-than-temporary impairment losses on securities	-	(4,603)	(4,603)
Tax benefit (expense)	(2,091)	1,794	(297)
Balance at December 31, 2009	$3,273	$(2,809)	$464

See heading “Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

--

Adoption of New Accounting Guidance

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature, extent, and financial impact and segment information concerning troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. ASU 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The Company is currently assessing the effects of adopting the provisions of ASU 2010-20 and will provided the required disclosure in the 2010 Form 10-K.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$2,012,000	$2,144,000	$6,342,000	$6,328,000
Preferred stock dividends	(554,000)	(515,000)	(1,685,000)	(1,290,000)
Net income available to common stockholders	$1,458,000	$1,629,000	$4,657,000	$5,038,000
Weighted average common shares outstanding	6,096,090	6,141,445	6,098,631	6,136,124
Basic earnings per common share	$.24	$.27	$.76	$.82
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$1,458,000	$1,629,000	$4,657,000	$5,038,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,458,000	$1,629,000	$4,657,000	$5,038,000
Weighted average common shares outstanding	6,096,090	6,141,445	6,098,631	6,136,124
Dilutive potential common shares:
Assumed conversion of stock options	30,479	34,923	29,006	37,103
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,126,569	6,176,368	6,127,637	6,173,227
Diluted earnings per common share	$.24	$.26	$.76	$.82

--

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2010 and 2009 because they were anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options to purchase shares of common stock	202,970	205,470	202,970	205,470
Average dilutive potential common shares associated with convertible preferred stock	1,118,429	1,027,629	1,118,429	1,027,629

Business Combination

On September 10, 2010, First Mid Bank completed its previously-announced acquisition of 10 Illinois bank branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois. The acquisition was consistent with the Company’s strategy to expand its overall service area and bring added convenience to its customers by offering banking capabilities in 25 Illinois communities. In accordance with the Branch Purchase and Assumption Agreement, dated as of May 7, 2010, by and between First Mid Bank and First Bank, First Mid Bank acquired approximately $336 million of deposits, approximately $135 million of performing loans and the bank facilities and certain other assets of the Branches.  First Mid Bank paid First Bank (a) the principal amount of the loans acquired, (b) the net book value, or approximately $5.3 million, for the bank facilities and certain assets located at the Branches, (c) a deposit premium of 4.77% on the core deposits acquired, which equated to approximately $15.6 million, and (d) approximately $1.8 million for the cash on hand at the Branches, with proration of certain periodic expenses.  The acquisition settled by First Bank paying cash of $178.3 million to First Mid Bank for the difference between these amounts and the total deposits assumed.

The purchase was accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash	$180,074	$-	$180,074
Loans	135,219	(2,102)	133,117
Premises and equipment	5,266	7,685	12,951
Goodwill	-	8,390	8,390
Core deposit intangible	-	3,050	3,050
Other assets	488	-	488
Total assets acquired	$321,047	$17,023	$338,070

Liabilities
Deposits	$336,016	$1,413	$337,429
Securities sold under agreements to repurchase	126		126
Other liabilities	515		515
Total liabilities assumed	$336,657	$1,413	$338,070

The Company recognized $957,000 of costs related to completion of the acquisition during the first nine months of 2010. These acquisition costs are included in other expense. The difference between the fair value and acquired value of the purchased loans of $2,102,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $1,413,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $3,050,000, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each period (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net interest income	$10,969	$10,216	$33,269	$30,614
Provision for loan losses	1,094	1,138	3,587	3,030
Non-interest income	3,986	3,613	10,955	11,777
Non-interest expense	9,634	9,171	29,932	29,762
Income before income taxes	4,227	3,520	10,705	9,599
Income tax expense	1,370	1,115	3,438	2,940
Net income	$2,857	$2,405	$7,267	$6,659
Dividends on preferred shares	554	515	1,685	1,290
Net income available to common stockholders	$2,303	$1,890	$5,582	$5,369

Earnings per share
Basic	$.38	$.31	$.92	$.87
Diluted	$.38	$.31	$.91	$.87

Basic weighted average shares outstanding	6,096,090	6,141,445	6,098,631	6,136,124
Diluted weighted average shares outstanding	6,126,569	6,176,368	6,127,637	6,173,227

The unaudited pro forma condensed combined financial statements do no reflect any anticipated cost savings and revenue enhancements. Accordingly, the pro forma results of operations of the Company as of and after the business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
September 30, 2010
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$123,189	$1,770	$(2)	$124,957
Obligations of states and political subdivisions	22,175	1,568	(6)	23,737
Mortgage-backed securities: GSE residential	138,251	4,934	(2)	143,183
Trust preferred securities	6,611	-	(4,799)	1,812
Other securities	2,035	-	(28)	2,007
Total available-for-sale	$292,261	$8,272	$(4,837)	$295,696
Held-to-maturity:
Obligations of states and political subdivisions	$51	$3	$-	$54

December 31, 2009
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$89,640	$1,386	$(52)	$90,974
Obligations of states and political subdivisions	23,071	742	(97)	23,716
Mortgage-backed securities: GSE residential	111,301	3,343	(125)	114,519
Trust preferred securities	7,758	-	(4,603)	3,155
Other securities	6,166	187	(20)	6,333
Total available-for-sale	$237,936	$5,658	$(4,897)	$238,697
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

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

Realized gains and losses resulting from sales of securities were as follows during the periods ended September 30, 2010 and 2009 and the year ended December 31, 2009 (in thousands):

	September 30,	September 30,	December 31,
	2010	2009	2009
Gross gains	$543	$447	$637
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at September 30, 2010 and the weighted average yield for each range of maturities.  Mortgage-backed securities are included based on their weighted average life.  All other securities are shown at their contractual maturity (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$75,217	$-	$47,972	$-	$123,189
Obligations of state and
political subdivisions	1,146	6,686	14,002	341	22,175
Mortgage-backed securities: GSE residential	8,204	124,958	5,089	-	138,251
Trust preferred securities	2,189	4,422	-	-	6,611
Other securities	2,000	-	-	35	2,035
Total investments	$88,756	$136,066	$67,063	$376	$292,261

Weighted average yield	1.81%	3.72%	2.89%	4.21%	2.95%
Full tax-equivalent yield	1.84%	3.81%	3.30%	6.20%	3.10%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$51	$-	$-	$51

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2010.

Investment securities carried at approximately $224,107,000 and $185,357,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,992	$(2)	$-	$-	$9,992	$(2)
Obligations of states and political subdivisions	-	-	257	(6)	257	(6)
Mortgage-backed securities: GSE residential	5,336	(2)	-	-	5,336	(2)
Trust preferred securities	-	-	1,812	(4,799)	1,812	(4,799)
Other securities	2,007	(28)	-	-	2,007	(28)
Total	$17,335	$(32)	$2,069	$(4,805)	$19,404	$(4,837)

December 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$(52)	$-	$-	$90,974	$(52)
Obligations of states and political subdivisions	23,015	(40)	1,170	(57)	24,185	(97)
Mortgage-backed securities: GSE residential	114,431	(124)	88	(1)	114,519	(125)
Trust preferred securities	-	-	3,155	(4,603)	3,155	(4,603)
Other securities	6,318	-	15	(20)	6,333	(20)
Total	$234,738	$(216)	$4,428	$(4,681)	$239,166	$(4,897)

Obligations of states and political subdivisions. At September 30, 2010, there was one obligation of states and political subdivisions issued by a municipality with a fair value of $257,000 and unrealized losses of $6,000 in a continuous unrealized loss position for twelve months or more.  This position was due to yield on municipal securities increasing since the purchase of this securities resulting in the market value being lower than book value. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at September 30, 2010.

Trust Preferred Securities. At September 30, 2010, there were four trust preferred securities with a fair value of $1,812,000 and unrealized losses of $4,799,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $425,000 for the credit portion of the unrealized loss of these trust preferred securities in the quarter ended September 30, 2010. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of September 30, 2010. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at September 30, 2010. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII due to the amount of current book value, could result in additional OTTI and consequently, have a material impact on future earnings.

--

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$829	$619	$(210)	$691
PreTSL II	1,158	427	(731)	2,056
PreTSL VI	202	152	(50)	127
PreTSL XXVIII	4,422	614	(3,808)	341
Total	$6,611	$1,812	$(4,799)	$3,215

The Company does not believe any other individual unrealized loss as of September 30, 2010 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment. Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

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

These pooled trust preferred securities relate to trust preferred securities issued by financial institutions. The pools typically consist of financial institutions throughout the United States. Other inputs to the economic models may include the actual collateral attributes, which include credit ratings and other performance indicators of the underlying financial institutions including profitability, capital ratios, and asset quality.

To determine if the unrealized losses for pooled trust preferred securities is other-than-temporary, the Company considers the impact of each of these inputs. The Company considers the likelihood that issuers will prepay their securities.  During the third quarter of 2010, the Dodd-Frank Act eliminated Tier 1 capital treatment for trust preferred securities issued by holding companies with consolidated assets greater than $15 billon. As a result, issuers may prepay their securities which reduces the amount of expected cash flows. Additionally, the Company projects total estimated defaults of the underlying assets (financial institutions) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the security to determine the impact on cash flows. If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

--

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	September 30, 2010	September 30, 2009
Credit losses on trust preferred securities held
Beginning of period	$1,812	$-
Additions related to OTTI losses not previously recognized	-	885
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	1,403	352
Reductions due to increases in expected cash flows	-	-
End of period	$3,215	$1,237

Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$29,513	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,714	3,015	2,563
Core deposit intangibles	8,986	4,187	5,936	3,953
Customer list intangibles	1,904	1,650	1,904	1,507
	$43,418	$12,311	$31,978	$11,783

Goodwill of $8.4 million was recorded for the acquisition of ten First Bank Branches during the third quarter of 2010. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes. The following table provides a reconciliation of the purchase price paid for the Branches and the amount of goodwill recorded (in thousands):

Purchase price		$15,610

Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	September 30,
	2010	2009
Intangibles from branch acquisition	$151	$151
Core deposit intangibles	234	260
Customer list intangibles	143	143
	$528	$554

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/10-09/30/10	$528

Estimated amortization expense:
For period 10/01/10-12/31/10	$286
For year ended 12/31/11	$1,134
For year ended 12/31/12	$774
For year ended 12/31/13	$673
For year ended 12/31/14	$643
For year ended 12/31/15	$616

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2010 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Other Assets

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases and redemptions until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during the first nine months of 2010. The Company evaluated its cost method investment in FHLB stock, and deemed it was ultimately recoverable as of September 30, 2010.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a seasonal increase of $9.9 million during the first nine months of 2010. FHLB borrowings declined $10 million due to maturity of three advances during the first nine months of 2010.

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. Level 1 securities include exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  For these investments the inputs used by the pricing service to determine fair value may include one or a combination of observable inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bid offers and reference data market research publications and are classified within level 2 of the valuation hierarchy. Level 2 securities include U.S. Treasury securities, obligations of U.S. government corporations and agencies, obligations of states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations and corporate bonds. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in trust preferred securities.

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and may continue to be, especially as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2010,

•
An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates, and

•
The trust preferred securities held by the Company will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$124,957	$-	$124,957	$-
Obligations of states and political subdivisions	23,737	-	23,737	-
Mortgage-backed securities	143,183	-	143,113	70
Trust preferred securities	1,812	-	-	1,812
Other securities	2,007	22	1,985	-
Total available-for-sale securities	$295,696	$22	$293,792	$1,882

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$-	$90,974	$-
Obligations of states and political subdivisions	23,716	-	23,716	-
Mortgage-backed securities	114,519	-	114,444	75
Trust preferred securities	3,155	-	-	3,155
Other securities	6,333	15	6,318	-
Total available-for-sale securities	$238,697	$15	$235,452	$3,230

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Available-for-Sale Securities
September 30, 2010	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,403)	(1,403)
Included in other comprehensive income (loss)	1	(196)	(195)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(6)	256	250
Ending balance	$70	$1,812	$1,882

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,403)	$(1,403)

--

	Available-for-Sale Securities
	Mortgage-backed Securities	Trust Preferred Securities	Total
September 30, 2009
Beginning balance	$81	$5,378	$5,459
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,237)	(1,237)
Included in other comprehensive income (loss)	2	387	389
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(6)	227	221
Ending balance	$77	$4,755	$4,832

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,237)	$(1,237)

Following is a description of the valuation methodologies used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent). Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment and estimating fair value include using the fair value of the collateral for collateral dependent loans.

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of September 30, 2010 was $7,878,000 and a fair value of $6,218,000 resulting in specific loss exposures of $1,660,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2010 was $5,282,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $1,408,000.

--

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (in thousands):

	Fair Value Measurements Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$6,218	$-	$-	$6,218
Foreclosed assets held for sale	1,408	-	-	1,408

December 31, 2009
Impaired loans (collateral dependent)	$5,068	$-	$-	$5,068
Foreclosed assets held for sale	1,020	-	-	1,020

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

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

--

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009,  in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$205,493	$205,493	$30,411	$30,411
Federal funds sold	80,000	80,000	60,000	60,000
Certificates of deposit investments	9,901	9,908	9,344	9,376
Available-for-sale securities	295,696	295,696	238,697	238,697
Held-to-maturity securities	51	54	459	469
Loans held for sale	262	262	149	149
Loans net of allowance for loan losses	786,338	794,658	691,139	698,798
Interest receivable	6,684	6,684	6,871	6,871
Federal Reserve Bank stock	1,520	1,520	1,368	1,368
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,203,849	$1,204,202	$840,410	$841,737
Securities sold under agreements to repurchase	90,300	90,300	80,386	80,389
Interest payable	793	793	861	861
Federal Home Loan Bank borrowings	22,750	24,282	32,750	34,448
Junior subordinated debentures	20,620	11,370	20,620	11,371

--

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2010 and 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

--

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

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. The Company expensed $68,000 and $37,000 for this program during the first nine months of 2010 and 2009, respectively.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased the range of annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $900,000 and $972,000 for this assessment during the first nine months of 2010 and 2009, respectively.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than it would have under the interim rule. The Company expensed $522,000 in 2009 for this special assessment. There were no special assessments during the first nine months of 2010.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $68,000 and $90,000 during the first nine months of 2010 and 2009, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset will be amortized to non-interest expense over the next three years. The balance of this asset was $3,666,000 as of September 30, 2010.

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

Net income was $6,342,000 and $6,328,000 and diluted net income per common share available to common stockholders was $.76 and $.82 for the nine months ended September 30, 2010 and 2009, respectively. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2010 and 2009, compared to the performance ratios for the year ended December 31, 2009:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2010	2009	2009
Return on average assets	.75%	.76%	.74%
Return on average common equity	6.92%	8.09%	7.44%
Average equity to average assets	10.16%	9.37%	9.59%

--

Total assets at September 30, 2010 and December 31, 2009 were $1.47 billion and $1.10 billion, respectively. The increase in net assets was primarily due to the branch acquisition completed during the third quarter of 2010. Net assets excluding the acquisition decreased approximately $24.6 million primarily due to a decrease in net loans offset by an increase in available-for-sale securities and federal funds sold.  Available-for-sale securities increased by $57 million during the first nine months of 2010 due to the addition of government agency and mortgage-backed securities. Net loan balances were $786 million at September 30, 2010, an increase of $95 million, or 13.8%, from $691 million at December 31, 2009 primarily due to $133 million of balances acquired in the acquisition offset by a decline in the balances of loans secured by real estate and agricultural operating loans. Total deposit balances increased to $1,204 million at September 30, 2010 from $840 million at December 31, 2009 due to balances acquired in the acquisition of $337 million as well as increases in interest bearing transaction accounts, savings accounts and money market accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.60% for the nine months ended September 30, 2010, up from 3.30% for the same period in 2009. Net interest income before the provision for loan losses was $28.6 million compared to net interest income of $26 million for the same period in 2009. This increase was due to a greater decline in the rates on interest-earning liabilities compared to the decline in rates on interest-earning assets.

Other income decreased $759,000 or 7.2%, to $9.8 million for the nine months ended September 30, 2010 compared to $10.5 million for the nine months ended September 30, 2009. The decrease in other income was primarily due to a $1 million gain from the sale of the bank’s merchant card servicing portfolio received during the first quarter of 2009 that was not received in 2010 offset by increases in trust and ATM / debit card revenues.

Other expense increased 4.4%, or $1.1 million, to $26 million for the nine months ended September 30, 2010 compared to $24.9 million during the same period in 2009.  The increase in other expense was primarily due to additional expenses incurred to complete the acquisition of the ten First Bank branches and the special FDIC insurance assessment during 2009 that did not occur during 2010.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2010 versus 2009
	Three months ended Sept 30	Nine months ended Sept 30
Net interest income	$874	$2,580
Provision for loan losses	44	(557)
Other income, including securities transactions	457	(759)
Other expenses	(1,587)	(1,087)
Income taxes	80	(163)
Increase (decrease) in net income	$(132)	$14

Credit quality is an area of importance to the Company. Total nonperforming loans were $11.6 million at September 30, 2010, compared to $11.4 million at September 30, 2009 and $12.7 million at December 31, 2009. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $5.3 million at September 30, 2010 compared to $1.9 million on September 30, 2009 and $2.9 million on December 31, 2009. The Company’s provision for loan losses for the nine months ended September 30, 2010 and 2009 was $2,727,000 and $2,170,000, respectively.  Total loans past due 30 days or more declined to 1.93% of loans at September 30, 2010 compared to 2.17% of loans at December 31, 2009.  At September 30, 2010, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% and 74% of the loan portfolio as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, annualized net charge-offs were .24% of average loans compared to .22% for the same period in 2009.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2010 and 2009 and December 31, 2009 was 11.82%, 15.77% and 14.57%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2010 and 2009 and December 31, 2009 was 13.02%, 14.61% and 15.76%, respectively. The decline in these ratios during the third quarter of 2010, was the result of the First Bank branch acquisition.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2010 and 2009 were $174.7 million and $157.6 million, respectively.

--

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

--

Impairment of Goodwill and Intangible Assets. As a result of the Company’s acquisition activity, goodwill, an intangible asset with an indefinite life, is reflected on the balance sheets. Goodwill is evaluated for impairment annually, unless there are factors present that indicate a potential impairment, in which case, the goodwill impairment test is performed more frequently than annually. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2010 and determined that, as of that date, goodwill was not impaired.

Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2010 as part of the goodwill impairment test and no impairment charge was deemed necessary.

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

Acquisitions

On September 10, 2010, First Mid Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 10 branches of First Bank located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.  Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $336 million in deposits and the purchase of approximately $135 million of loans and $5.3 million of premises and equipment associated with the acquired branch locations. First Mid Bank received cash of $178.3 million to assume the net liabilities less the purchase price of $15.7 million (4.77% of core deposits assumed).  The acquisition resulted in goodwill of $8.4 million. See the heading “Business Combinations” in the notes to the financial statements for additional information related to the transaction.

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

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$42,163	$66	.21%	$67,230	$113	.19%
Federal funds sold	60,806	58	.13%	52,820	52	.13%
Certificates of deposit investments	9,293	88	1.27%	2,365	23	1.29%
Investment securities
Taxable	233,206	5,877	3.36%	203,789	6,093	3.99%
Tax-exempt (1)	23,117	712	4.11%	23,305	719	4.11%
Loans (2)(3)(4)	691,190	29,944	5.79%	703,725	31,831	6.05%
Total earning assets	1,059,775	36,745	4.64%	1,050,869	38,808	4.94%
Cash and due from banks	19,790			18,225
Premises and equipment	16,355			15,296
Other assets	43,914			37,200
Allowance for loan losses	(10,116)			(8,266)
Total assets	$1,129,718			$1,113,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$394,386	$2,455	.83%	$324,074	$2,079	.86%
Savings deposits	150,605	908	.81%	102,345	670	.88%
Time deposits	213,843	3,049	1.91%	326,218	7,852	3.22%
Securities sold under agreements to repurchase	71,850	97	.18%	69,652	89	.17%
FHLB advances	27,219	859	4.22%	37,329	1,255	4.49%
Federal funds purchased	11	-	.77%	4	-	.47%
Junior subordinated debt	20,620	790	5.12%	20,620	842	5.46%
Other debt	723	8	1.48%	2,004	22	1.48%
Total interest-bearing liabilities	879,257	8,166	1.24%	882,246	12,809	1.94%
Non interest-bearing demand deposits	128,300			118,697
Other liabilities	7,432			8,024
Stockholders' equity	114,729			104,357
Total liabilities & equity	$1,129,718			$1,113,324
Net interest income		$28,579			$25,999
Net interest spread			3.40%			3.00%
Impact of non-interest bearing funds			.20%			.30%

Net yield on interest- earning assets			3.60%			3.30%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the nine months ended September 30, 2010, compared to the same period in 2009 (in thousands):

	For the nine months ended September 30,
	2010 compared to 2009
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(24)	$(38)	$14
Federal funds sold	6	6	-
Certificates of deposit investments	65	65	-
Investment securities:
Taxable	(216)	1,123	(1,339)
Tax-exempt (2)	(7)	(6)	(1)
Loans (3)	(1,887)	(553)	(1,334)
Total interest income	(2,063)	597	(2,660)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	375	490	(115)
Savings deposits	238	327	(89)
Time deposits	(4,802)	(2,202)	(2,600)
Securities sold under
agreements to repurchase	8	3	5
FHLB advances	(396)	(324)	(72)
Junior subordinated debt	(52)	-	(52)
Other debt	(14)	(14)	-
Total interest expense	(4,643)	(1,720)	(2,923)
Net interest income	$2,580	$2,317	$263

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $2.6 million, or 10%, to $28.6 million for the nine months ended September 30, 2010, from $26 million for the same period in 2009. The increase in net interest income was primarily due to an increase in average investment security balances and a decrease in average time deposit balances.

For the nine months ended September 30, 2010, average earning assets increased by $8.9 million, or .8%, and average interest-bearing liabilities decreased $3 million, or .3%, compared with average balances for the same period in 2009. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $22.7 million or 35%.

•	Average federal funds sold increased $8 million or 15.1%.

•	Average certificates of deposit investments increased by $6.9 million or 291.8%

•	Average loans decreased by $12.5 million or 1.8%.

•	Average securities increased by $29.2 million or 12.9%.

•	Average deposits increased by $6.2 million or .8%.

•	Average securities sold under agreements to repurchase increased by $2.2 million or 3.2%.

•	Average borrowings and other debt decreased by $11.4 million or 19%.

•	Net interest margin increased to 3.60% for the first nine months of 2010 from 3.30% for the first nine months of 2009.

--

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.67% and 3.36% for the first nine months of 2010 and 2009, respectively. The TE adjustments to net interest income for September 30, 2010 and 2009 were $367,000 and $369,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 and 2009 was $2,727,000 and 2,170,000, respectively.  Nonperforming loans were $11.6 million and $11.4 million as of September 30, 2010 and 2009, respectively.  Net charge-offs were $1,259,000 for the nine months ended September 30, 2010 compared to $757,000 during the same period in 2009.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	$ Change	2010	2009	$ Change
Trust revenues	$619	$498	$121	$1,838	$1,622	$216
Brokerage commissions	130	89	41	395	301	94
Insurance commissions	365	393	(28)	1,453	1,560	(107)
Service charges	1,190	1,318	(128)	3,447	3,672	(225)
Security gains, net	297	240	57	543	447	96
Impairment losses on securities	(425)	(368)	(57)	(1,403)	(1,237)	(166)
Gain on sale of merchant banking portfolio	-	-	-	-	1,000	(1,000)
Mortgage banking revenue, net	231	171	60	432	562	(130)
ATM / debit card revenue	703	593	110	2,013	1,698	315
Other	542	261	281	1,045	897	148
Total other income	$3,652	$3,195	$457	$9,763	$10,522	$(759)

Following are explanations of the changes in these other income categories for the three months ended September 30, 2010 compared to the same period in 2009:

•
Trust revenues increased $121,000 or 24.3% to $619,000 from $498,000 due primarily to an increase in revenues from employee benefit accounts and increases in market value fees. Trust assets, at market value, were $485.9 million at September 30, 2010 compared to $446.2 million at September 30, 2009.

•	Revenues from brokerage increased $41,000 or 46.1% to $130,000 from $89,000 due to an increase in commissions received from the sale of annuities.

•
Insurance commissions decreased $28,000 or 7.1% to $365,000 from $393,000 due to a decrease in property and casualty insurance commissions during the third quarter of 2010 compared to the same period in 2009.

•
Fees from service charges decreased $128,000 or 9.7% to $1,190,000 from $1,318,000.  This was primarily the result of a decrease in the number of overdrafts during the third quarter of 2010 compared to the same period in 2009.

•	The sale of securities during the three months ended September 30, 2010 resulted in net securities gains of $297,000 compared to $240,000 during the three months ended September 30, 2009.

•
During the third quarter of 2010, the Company recorded other-than-temporary impairment charges amounting to $425,000 for two of its investments in trust preferred securities. There were $368,000 of other-than-temporary impairment charges during the third quarter of 2009. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

--

•	Mortgage banking income increased $60,000 or 35.1% to $231,000 from $171,000. Loans sold balances were as follows:

•	$18.5 million (representing 157 loans) for the third quarter of 2010.
•	$13.5 million (representing 125 loans) for the third quarter of 2009.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $110,000 or 18.5% to $703,000 from $593,000 primarily due to increased usage.

•
Other income increased $281,000 or 107.7% to $542,000 from $261,000. This increase was primarily due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2010 compared to the same period in 2009:

•
Trust revenues increased $216,000 or 13.3% to $1,838,000 from $1,622,000 due primarily to an increase in revenues from employee benefit accounts and increases in market value fees. Trust assets, at market value, were $485.9 million at September 30, 2010 compared to $446.2 million at September 30, 2009.

•	Revenues from brokerage increased $94,000 or 31.2% to $395,000 from $301,000 due to an increase in commissions received from the sale of annuities.

•
Insurance commissions decreased $107,000 or 6.9% to $1,453,000 from $1,560,000 due to a decrease in income received from carriers for claim experience during the first quarter of 2010 compared to the same period in 2009 and a decrease in property and casualty insurance commissions compared to the same period in 2009.

•	Fees from service charges decreased $225,000 or 6.1% to $3,447,000 from $3,672,000. This was primarily the result of a decrease in the number of overdrafts during 2010 compared to 2009.

•	The sale of securities during the nine months ended September 30, 2010 resulted in net securities gains of $543,000 compared to $447,000 during the first nine months of 2009.

•
During the first nine months of 2010, the Company recorded other-than-temporary impairment charges amounting to $1,403,000 for four of its investments in trust preferred securities compared to $1,237,000 for three of its investments in trust preferred securities for the same period in 2009. See heading “Investment Securities” in the notes to the financial statements for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of the Bank’s merchant card servicing portfolio. There were no such gains in 2010.

•	Mortgage banking income decreased $130,000 or 23.1% to $432,000 from $562,000. Loans sold balances were as follows:

•	$34.1 million (representing 308 loans) for the first nine months of 2010.
•	$54.9 million (representing 474 loans) for the first nine months of 2009.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $315,000 or 18.6% to $2,013,000 from $1,698,000 primarily due to increased usage.

•
Other income increased $148,000 or 16.5% to $1,045,000 from $897,000. This increase was due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense offset by decreases in merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 and a reduction in loan closing fees during 2010 compared to the same period during 2009.

--

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	$ Change	2010	2009	$ Change
Salaries and employee benefits	$4,423	$4,060	$363	$13,078	$12,509	$569
Net occupancy and equipment expense	1,483	1,209	274	4,046	3,752	294
Net other real estate owned expense	573	71	502	720	347	373
FDIC insurance	374	357	17	1,036	1,621	(585)
Amortization of intangible assets	176	176	-	528	554	(26)
Stationery and supplies	168	154	14	417	419	(2)
Legal and professional	711	503	208	1,842	1,541	301
Marketing and donations	212	274	(62)	622	726	(104)
Other operating expenses	1,416	1,145	271	3,745	3,478	267
Total other expense	$9,536	$7,949	$1,587	$26,034	$24,947	$1,087

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2010 compared to the same period in 2009:

•
Salaries and employee benefits, the largest component of other expense, increased $363,000 or 8.9% to $4,423,000 from $4,060,000.  This increase is due to 76 additional full-time equivalent employees added in the acquisition of the First Bank Branches and merit increases for continuing employees during the period for 2010 compared to 2009.  There were 417 full-time equivalent employees at September 30, 2010 compared to 340 at September 30, 2009.

·
Occupancy and equipment expense increased $274,000 or 22.7% to $1,483,000 from $1,209,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the third quarter of 2010 compared to the same period for 2009.

•	Expense for amortization of intangible assets was $176,000 for the three months ended September 30, 2010 and 2009.

•
Net other real estate owned expense increased $502,000 or 707% to $573,000 from $71,000. The increase in 2010 was due a reclassification of rental income from a repossessed property that was previously recorded net of rental expense and an increase in repairs and real estate tax expenses on properties held compared to the same period in 2009.

•
FDIC insurance expense increased $17,000 or 4.8% to $374,000 from $357,000 primarily due to increases in assessment rates during 2010 and the increase in daily deposit balances after the First Bank Branch acquisition.

•	Other operating expenses increased $271,000 or 23.7% to $1,416,000 in 2010 from $1,145,000 in 2009 primarily due to additional expenses incurred to complete the acquisition of the First Bank Branches.

•
All other categories of operating expenses increased a net of $160,000 or 17.2% to $1,091,000 from $931,000. This increase is primarily due to an increase in legal and professional fees incurred to complete the acquisition of the First Bank Branches offset by a decrease in marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2010 compared to the same period in 2009:

•
Salaries and employee benefits, the largest component of other expense, increased $569,000 or 4.5% to $13,078,000 from $12,509,000.  This increase is primarily due to 76 additional full-time equivalent employees added in the acquisition of the First Bank Branches, merit increases for continuing employees and an increase in health care costs.  There were 417 full-time equivalent employees at September 30, 2010 compared to 340 at September 30, 2009.

·
Occupancy and equipment expense increased $294,000 or 7.8% to $4,046,000 from $3,752,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the first nine months of 2010 compared to the same period for 2009.

•	Expense for amortization of intangible assets decreased $26,000 or 4.7% to $528,000 from $554,000 due to core deposit intangibles that were fully amortized during the second quarter of 2009.

•
Net other real estate owned expense increased $373,000 or 107.5% to $720,000 from $347,000. The increase in 2010 was due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense and an increase in repairs and real estate tax expenses on properties held compared to the same period in 2009, offset by several owned properties sold at a gain during 2010 compared to properties owned sold at a loss during the same period in 2009.

•
FDIC insurance expense decreased $585,000 or 36.1% to $1,036,000 from $1,621,000 primarily due to expense accrued for a special assessment in 2009 that did not occur in 2010 offset by increases in assessment rates during 2010 and the increase in daily deposit balances after the First Bank Branch acquisition.

•
Other operating expenses increased $267,000 or 7.7% to $3,745,000 in 2010 from $3,478,000 in 2009 primarily due to additional expenses incurred to complete the acquisition of the First Bank Branches during the third quarter of 2010.

•
All other categories of operating expenses increased a net of $195,000 or 7.3% to $2,881,000 from $2,686,000. This increase is primarily due to an increase in legal and professional fees related to the Company’s acquisition of First Bank Branches offset by a decrease in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $3,239,000 (33.8% effective tax rate) for the nine months ended September 30, 2010, compared to $3,076,000 (32.7% effective tax rate) for the same period in 2009.

  The Company adopted the provisions of FIN No. 48, which was codified within ASC 740, on January 1, 2007.  The implementation of FIN No. 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	% Outstanding Loans	December 31, 2009	% Outstanding Loans
Construction and land development	$20,094	2.5%	$28,041	4.0%
Farm loans	65,107	8.2%	62,330	8.9%
1-4 Family residential properties	183,607	23.0%	180,415	25.7%
Multifamily residential properties	22,403	2.8%	19,467	2.8%
Commercial real estate	309,750	38.8%	226,400	32.3%
Loans secured by real estate	600,961	75.4%	516,653	73.7%
Agricultural loans	48,810	6.1%	54,144	7.7%
Commercial and industrial loans	118,444	14.8%	105,351	15.0%
Consumer loans	19,641	2.5%	20,815	3.0%
All other loans	9,674	1.2%	3,787	.6%
Total loans	$797,530	100.0%	$700,750	100.0%

Overall loans increased $96.8 million, or 13.8%.  The increase was primarily due to approximately $133 million of loans acquired in the First Bank Branch acquisition offset by decreases in loans secured by real estate and agricultural loans due to a lack of loan demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions during the on-going recession.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $262,000 and $149,000 as of September 30, 2010 and December 31, 2009, respectively.

All of the loans acquired in the acquisition of the First Bank branches were performing loans. The fair value of the loans acquired was determined using a discounted cash flow analysis. The difference between the fair value and acquired value of the purchased loans of $2.1 million (a discount of approximately 1.6% of the total loans acquired) is being accreted to interest income over the remaining term of the loans.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$142,372	17.8%	$144,521	20.6%
Charleston region	53,934	6.8%	58,890	8.4%
Sullivan region	66,685	8.4%	68,802	9.8%
Effingham region	87,977	11.0%	89,141	12.7%
Decatur region	201,489	25.3%	212,908	30.4%
Peoria region	132,909	16.6%	-	-
Highland region	112,164	14.1%	126,488	18.1%
Total all regions	$797,530	100.0%	$700,750	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2010 and 2009, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2010 and December 31, 2009, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2010		December 31, 2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$99,185	12.44%	$102,515	14.63%
Lessors of non-residential buildings	93,644	11.74%	72,016	10.28%
Lessors of residential buildings & dwellings	48,987	6.14%	44,232	6.31%
Hotels and motels	50,022	6.27%	50,788	7.25%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2010, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$10,777	$8,866	$451	$20,094
Farm loans	7,940	48,644	8,523	65,107
1-4 Family residential properties	27,878	92,777	62,952	183,607
Multifamily residential properties	2,654	14,999	4,750	22,403
Commercial real estate	45,568	198,579	65,603	309,750
Loans secured by real estate	94,817	363,865	142,279	600,961
Agricultural loans	35,166	13,410	234	48,810
Commercial and industrial loans	72,970	37,198	8,276	118,444
Consumer loans	4,239	14,626	776	19,641
All other loans	3,068	2,444	4,162	9,674
Total loans	$210,260	$431,543	$155,727	$797,530
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2010, loans with maturities over one year consisted of approximately $544.5 million in fixed rate loans and approximately $42.8 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Nonaccrual loans	$10,471	$12,720
Restructured loans which are performing in accordance
with revised terms	1,106	-
Total nonperforming loans	11,577	12,720
Repossessed assets	5,329	2,896
Total nonperforming loans and repossessed assets	$16,906	$15,616
Nonperforming loans to loans,
before allowance for loan losses	1.45%	1.82%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	2.12%	2.23%

The $2,249,000 decrease in nonaccrual loans during 2010 resulted from the net of $6,728,000 of loans put on nonaccrual status, offset by $3,046,000 of loans transferred to other real estate owned, $1,209,000 of loans charged off and $4,722,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$651	6.2%	$2,064	16.2%
Farm loans	589	5.6%	1,355	10.6%
1-4 Family residential properties	2,595	24.8%	1,968	15.5%
Multifamily residential properties	-	-	487	3.8%
Commercial real estate	5,046	48.2%	6,063	47.7%
Loans secured by real estate	8,881	84.8%	11,937	93.8%
Agricultural loans	801	7.6%	-	-
Commercial and industrial loans	771	7.4%	783	6.2%
Consumer loans	18	.2%	-	-
Total loans	$10,471	100.0%	$12,720	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $409,000 and $495,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The $2,433,000 increase in repossessed assets during 2010 resulted from the net of $8,197,000 of additional assets repossessed, $5,693,000 of repossessed assets sold and $71,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,885	35.3%	$1,252	43.2%
1-4 family residential properties	430	8.1%	945	32.6%
Multi-family residential properties	271	5.1%	-	-
Commercial real estate	2,696	50.6%	665	23.0%
Total real estate	5,282	99.1%	2,862	98.8%
Other collateral	47	.9%	34	1.2%
Total repossessed collateral	$5,329	100.0%	$2,896	100.0%

Repossessed assets sold during 2010 resulted in net gains of $160,000, of which $158,000 was related to real estate asset sales and $2,000 was related to other repossessed asset sales. Repossessed assets sold during 2009 resulted in a net loss of $225,000, of which $221,000 was related to real estate asset sales and $4,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At September 30, 2010, the Company’s loan portfolio included $113.9 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $2.6 million from $116.5 million at December 31, 2009.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $93.6 million of loans to lessors of non-residential buildings and $49 million of loans to lessors of residential buildings and dwellings.

--

Analysis of the allowance for loan losses as of September 30, 2010 and 2009, and of changes in the allowance for the three and nine-month periods ended September 30, 2010 and 2009, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Average loans outstanding, net of unearned income	$699,471	$689,060	$691,190	$703,725
Allowance-beginning of period	10,065	8,573	9,462	7,587
Charge-offs:
Real estate-mortgage	129	432	1,141	584
Commercial, financial & agricultural	8	-	203	73
Installment	17	53	46	90
Other	54	54	136	130
Total charge-offs	208	539	1,526	877
Recoveries:
Real estate-mortgage	139	-	145	1
Commercial, financial & agricultural	18	5	27	17
Installment	9	7	27	30
Other	23	26	68	72
Total recoveries	189	38	267	120
Net charge-offs	19	501	1,259	757
Provision for loan losses	884	928	2,727	2,170
Allowance-end of period	$10,930	$9,000	$10,930	$9,000
Ratio of annualized net charge-offs to average loans	.01%	.29%	.24%	.22%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.37%	1.30%	1.37%	1.30%
Ratio of allowance for loan losses to nonperforming loans	94.4%	79.1%	94.4%	79.1%

The ratio of the allowance for loan losses to nonperforming loans is 94.4% as of September 30, 2010 compared to 79.1% as of September 30, 2009.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first nine months of 2010, the Company had net charge-offs of $1,259,000 compared to $757,000 in 2009. During 2010, the Company’s significant charge-offs included $805,000 on nine commercial real estate loans of three borrowers.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$123,189	2.06%	$89,640	3.27%
Obligations of states and political subdivisions	22,226	4.11%	23,530	4.13%
Mortgage-backed securities: GSE residential	138,251	3.53%	111,301	4.36%
Trust preferred securities	6,611	3.76%	7,758	4.22%
Other securities	2,035	2.48%	6,166	4.56%
Total securities	$292,312	2.95%	$238,395	3.93%

At September 30, 2010, the Company’s investment portfolio increased by $53.9 million from December 31, 2009 primarily due to the purchase of U.S. Treasury securities and obligations of U.S. government corporations and agencies securities and mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2010, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at September 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$123,189	$124,957	$124,957	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	22,226	23,791	2,724	14,192	1,702		1,603	-	3,570
Mortgage-backed securities (2)	138,251	143,183	-	-	-		-	-	143,183
Trust preferred securities	6,611	1,812	-	-	-		-	1,812	-
Other securities	2,035	2,007	-	1,985	-		-	-	22
Total investments	$292,312	$295,750	$127,681	$16,177	$1,702		$1,603	$1,812	$146,775

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

--

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of September 30, 2010:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$829,434	$1,157,767	$201,160	$4,422,127
Fair value	$619,423	$426,798	$151,764	$613,965
Unrealized gains/(losses)	$(210,011)	$(730,969)	$(49,396)	$(3,808,162)
Other-than-temporary impairment recorded in earnings	$691,000	$2,055,531	$127,146	$341,303

Lowest credit rating assigned	Caa1	Ca	Caa1	Ca
Number of performing banks	24	23	2	30
Number of issuers in default	3	5	-	7
Number of issuers in deferral	5	7	3	8
Defaults & deferrals as a % of current collateral	36.2%	37.3%	81%	22.6%
Discount margin	9.739%	9.685%	5.158%	4.647%
Recovery assumption (1)	10%	10%	10%	10%
Prepayment assumption (2)	5%	5%	5%	5%

(1) With 2 year lag (2) Every 5 years beginning after 2013

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See heading “Investment Securities” in the Notes to Condensed Consolidated Financial Statements (unaudited) for a discussion of the Company’s evaluation and subsequent charges for OTTI.

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2010 and for the year ended December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$128,300	-	$119,537	-
Interest-bearing	394,386	.83%	332,751	.85%
Savings	150,605	.81%	109,305	.83%
Time deposits	213,843	1.91%	301,987	3.03%
Total average deposits	$887,134	.97%	$863,580	1.51%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2010 and for the year ended December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
High month-end balances of total deposits	$1,203,849	$906,853
Low month-end balances of total deposits	842,653	831,157

During the first nine months of 2010, the average balance of deposits increased by $23.6 million from December 31, 2009. The increase was primarily attributable to the addition of $337 million of deposits assumed in the acquisition of the First Bank branches offset by decreases in higher rate time deposits. Average non-interest bearing deposits increased by $8.8 million, average money market account balances increased by $44.5 million, NOW account balances increased by $6.2 million and savings account balances increased $44.3 million.

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
3 months or less	$29,151	$24,951
Over 3 through 6 months	22,237	8,622
Over 6 through 12 months	22,333	29,852
Over 12 months	19,764	18,267
Total	$93,485	$81,692

During the first nine months of 2010, the balance of time deposits of $100,000 or more increased by approximately $11.8 million. The increase in balances was primarily attributable the balances assumed in the acquisition of the First Bank branches offset by declines in brokered and consumer time deposits that matured and were not renewed.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $5 million and $15 million as of September 30, 2010 and December 31, 2009, respectively.

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

--

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2010 and December 31, 2009 is presented below (dollars in thousands):

	September 30,	December 31,
	2010	2009
Securities sold under agreements to repurchase	$90,300	$80,386
Federal Home Loan Bank advances:
Fixed term – due in one year or less	3,000	10,000
Fixed term – due after one year	19,750	22,750
Debt:
Junior subordinated debentures	20,620	20,620
Total	$133,670	$133,756
Average interest rate at end of period	1.81%	2.10%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$90,300	$83,826
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	15,000
Fixed term – due after one year	22,750	32,750
Debt:
Loans due in one year or less	2,000	13,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Securities sold under agreements to repurchase	$71,850	$72,589
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,652	10,041
Fixed term – due after one year	21,567	26,134
Debt:
Federal funds purchased	7	3
Loans due in one year or less	727	1,498
Junior subordinated debentures	20,620	20,620
Total	$120,423	$130,885
Average interest rate during the period	1.94%	2.19%

Securities sold under agreements to repurchase had an increase of $9.9 million during the first nine months of 2010. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2010 the fixed term advances consisted of $22.75 million as follows:

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

--

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of September 30, 2010. This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 1.25% over the federal funds rate (1.44% at September 30, 2010). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.139% at September 30, 2010 and 3.10% December 31, 2009), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

--

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2010 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$266,872	$-	$-	$-	$-	$-	$266,872	$266,872
Certificates of deposit investments	9,901	-	-	-	-	-	9,901	9,908
Taxable investment securities	35,187	25,349	8,529	12,908	19,809	170,177	271,959	271,959
Nontaxable investment securities	684	181	428	869	11	21,615	23,788	23,791
Loans	403,633	153,825	157,151	52,193	17,894	12,834	797,530	805,850
Total	$716,277	$179,355	$166,108	$65,970	$37,714	$204,626	$1,370,050	$1,378,380
Interest-bearing liabilities:
Savings and N.O.W. accounts	$106,225	$21,845	22,648	$31,483	$32,384	$191,218	$405,803	$405,804
Money market accounts	260,774	1,400	1,438	1,866	1,905	10,069	277,452	277,452
Other time deposits	279,305	35,138	19,010	4,777	7,981	397	346,608	346,960
Short-term borrowings/debt	90,300	-	-	-	-	-	90,300	90,300
Long-term borrowings/debt	13,310	10,000	15,060	-	-	5,000	43,370	35,652
Total	$749,914	$68,383	$58,156	$38,126	$42,270	$206,684	$1,163,533	$1,156,168
Rate sensitive assets – rate sensitive liabilities	$(33,637)	$110,972	$107,952	$27,844	$(4,556)	$(2,058)	$206,517
Cumulative GAP	$(33,637)	$77,335	$185,287	$213,131	$208,575	$206,517

Cumulative amounts as % of total Rate sensitive assets	-2.5%	8.1%	7.9%	2.0%	-0.3%	-0.2%
Cumulative Ratio	-2.5%	5.6%	13.5%	15.6%	15.2%	15.1%

The static GAP analysis shows that at September 30, 2010, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2010, the Company’s stockholders' equity had increased $5.2 million, or 4.7%, to $116,419,000 from $111,221,000 as of December 31, 2009. During the first nine months of 2010, net income contributed $6,342,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $1,632,000, net of tax.  Additional purchases of treasury stock (52,306 shares at an average cost of $18.31 per share) decreased stockholders’ equity by approximately $958,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2010 and December 31, 2009, the Company and First Mid Bank met all capital adequacy requirements.

--

As of September 30, 2010, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (to risk-weighted assets)
Company	$118,440	13.02%	$72,791	> 8.00%	N/A	N/A
First Mid Bank	112,952	12.49%	72,331	> 8.00%	$90,413	>10.00%
Tier 1 Capital (to risk-weighted assets)
Company	107,563	11.82%	36,396	> 4.00%	N/A	N/A
First Mid Bank	102,147	11.30%	36,165	> 4.00%	54,248	> 6.00%
Tier 1 Capital (to average assets)
Company	107,563	9.20%	46,770	> 4.00%	N/A	N/A
First Mid Bank	102,147	8.78%	46,516	> 4.00%	58,145	> 5.00%

December 31, 2009
Total Capital (to risk-weighted assets)
Company	$123,977	15.76%	$62,949	> 8.00%	N/A	N/A
First Mid Bank	112,982	14.50%	62,367	> 8.00%	$77,958	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	114,635	14.57%	31,474	> 4.00%	N/A	N/A
First Mid Bank	103,730	13.31%	31,183	> 4.00%	46,775	> 6.00%
Tier 1 Capital (to average assets)
Company	114,635	10.63%	43,150	> 4.00%	N/A	N/A
First Mid Bank	103,730	9.67%	42,886	> 4.00%	53,607	> 5.00%

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first nine months of 2010.

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

During the nine-month period ending September 30, 2010, the Company repurchased 52,306 shares at a total cost of approximately $958,000. Since 1998, the Company has repurchased a total of 2,827,633 shares at a total price of approximately $54,248,000.  As of September 30, 2010, the Company was authorized per all repurchase programs to purchase $2,459,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2010, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2010, the excess collateral at the FHLB would support approximately $63.8 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2010, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 23, 2010 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 1.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2010 and 2009. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company has received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

--

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2010 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$346,608	$272,274	$56,359	$17,578	$397
Debt	20,620	-	-	-	20,620
Other borrowings	113,050	108,300	4,750	-	-
Operating leases	6,150	1,159	2,388	1,343	1,260
Supplemental retirement	911	50	200	200	461
	$487,339	$381,783	$63,697	$19,121	$22,738

For the nine-month period ended September 30, 2010, net cash of $9.2 million, $163.5 million and $22.4 million was provided from operating activities, investing activities and financing activities, respectively.  In total, cash and cash equivalents increased by $195.1 million since year-end 2009.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Unused commitments and lines of credit:
Commercial real estate	$16,513	$7,341
Commercial operating	90,432	68,178
Home equity	25,761	19,150
Other	33,525	30,515
Total	$166,231	$125,184

Standby letters of credit	$8,429	$7,738

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 --July 31, 2010	-	$-	-	$2,857,000
August 1, 2010 --August 31, 2010	6,884	$18.66	6,884	$2,728,000
September 1, 2010 –September 30, 2010	14,496	$18.55	14,496	$2,459,000
Total	21,380	$18.59	21,380	$2,459,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 8, 2010

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

10.1	Amendment No. 1 to Branch Purchase and Assumption Agreement, dated as of August 31, 2010.

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 9)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002