Form 10-K
period 2010-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2011-03-03
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $66,949,466.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 3, 2011, 6,077,444 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2011 Annual
Meeting of Shareholders to be held on April 27, 2011                                                                                                           III

PART I

ITEM 1.BUSINESS

Company and Subsidiaries

First Mid-Illinois Bancshares, Inc. (the “Company”) is a financial holding company.  The Company is engaged in the business of banking through its wholly owned subsidiary, First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”).  The Company provides data processing services to affiliates through another wholly owned subsidiary, Mid-Illinois Data Services, Inc. (“MIDS”).  The Company offers insurance products and services to customers through its wholly owned subsidiary, The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  The Company also wholly owns two statutory business trusts, First Mid-Illinois Statutory Trust I (“Trust I”), and First Mid-Illinois Statutory Trust II (“Trust II”), both unconsolidated subsidiaries of the Company.

The Company, a Delaware corporation, was incorporated on September 8, 1981, and pursuant to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) became the holding company owning all of the outstanding stock of First National Bank, Mattoon (“First National”) on June 1, 1982.  First National changed its name to First Mid-Illinois Bank & Trust, N.A. in 1992. The Company acquired all of the outstanding stock of a number of community banks or thrift institutions on the following dates, and subsequently combined their operations with those of the Company:
•	Mattoon Bank, Mattoon on April 2, 1984
•	State Bank of Sullivan on April 1, 1985
•	Cumberland County National Bank in Neoga on December 31, 1985
•	First National Bank and Trust Company of Douglas County on December 31, 1986
•	Charleston Community Bank on December 30, 1987
•	Heartland Federal Savings and Loan Association on July 1, 1992
•	Downstate Bancshares, Inc. on October 4, 1994
•	American Bank of Illinois on April 20, 2001
•	Peoples State Bank of Mansfield on May 1, 2006

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

In 2009, the Company opened de novo branches in Decatur and Champaign.

On September 10, 2010, the Company acquired 10 Illinois branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 419 people on a full-time equivalent basis as of December 31, 2010.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 90% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals.

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

Business Strategies

Strategy for Operations and Risk Management
Operationally, the Company centralizes many administrative and clerical tasks within its home office location in Mattoon, Illinois.  This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable, and better manages the various forms of risk inherent in this business.  This approach also makes use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it does attempt to be near the leading edge with respect to operational technology.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can significantly diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization, must approve all underwriting decisions in excess of $1.5 million. The Board of Directors must approve all underwriting decisions in excess of $2 million.

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $1.6 million (.23% of average loans) over the past five years. Nonperforming loans were $10.4 million (1.3% of total loans) at December 31, 2010.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2010, the Company’s net interest margin increased to 3.51% from 3.40% in 2009. This was the result of a decrease in borrowing and deposit rates that was greater than the decrease in interest-earning asset rates.

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $206 million at December 31, 2006 to $301 million at December 31, 2010 primarily due to loans acquired in the branch acquisition completed during the third quarter of 2010.  Approximately 66% of the Company’s total revenues are derived from lending activities. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

Growth through acquisitions has been an integral part of the Company’s strategy for an extended period of time.  When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value.  Most past acquisitions have been cash-based transactions. While the Company expects to continue this trend in the future, it would consider a stock-based acquisition if the strategic and financial metrics were compelling. The Company viewed the third quarter 2010 branch acquisitions as an unusual opportunity to acquire selected assets, add to its deposit base and expand its geographical reach. Most acquisitions have been smaller, reflecting the inherent risks accompanying acquisitions and the preference for cash financing rather than use of the Company’s common stock.

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

In 2009, the Company issued and sold Series B Preferred Stock to certain investors and in 2011, the Company issued and sold Series C Preferred Stock to certain investors. The Company also uses various forms of long-term debt to augment its capital when appropriate.

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

First Mid Bank operates facilities in the Illinois counties of Adams, Bond, Champaign, Christian, Coles, Cumberland, Dewitt, Douglas, Effingham, Fulton, Knox, Macon, Madison, McClean, Moultrie, Peoria and Piatt.  Each facility primarily serves the community in which it is located.  First Mid Bank serves twenty-five different communities with thirty-eight separate locations in the towns of Altamont, Arcola, Bartonville, Bloomington, Champaign, Charleston, Decatur, Effingham, Galesburg, Highland, Knoxville, Mansfield, Mahomet, Maryville, Mattoon, Monticello, Neoga, Peoria, Pocahontas, Quincy, Sullivan, Taylorville, Tuscola, Urbana, and Weldon Illinois.  Within the areas of service, there are numerous competing financial institutions and financial services companies.

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

The GLB Act repealed the anti-affiliation provisions of the Glass-Steagall Act and revises the Bank Holding Company Act of 1956 (the “BHCA”) to permit qualifying holding companies, called “financial holding companies,” to engage in, or to affiliate with companies engaged in, a full range of financial activities, including banking, insurance activities (including insurance portfolio investing), securities activities, merchant banking and additional activities that are “financial in nature,” incidental to financial activities or, in certain circumstances, complementary to financial activities.  A bank holding company’s subsidiary banks must be “well-capitalized” and “well-managed” and have at least a “satisfactory” Community Reinvestment Act rating for the bank holding company to elect and maintain its status as a financial holding company.

A significant component of the GLB Act’s focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration.  Among other things, the GLB Act amended the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934 to remove the blanket exemption for banks.  Under the GLB Act, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities.  Securities activities outside these exemptions, as a practical matter, need to be conducted by registered broker-dealer affiliate.  The GLB Act also amended the Investment Advisers Act of 1940 to require the registration of banks that act as investment advisers for mutual funds. The Company believes that it has taken the necessary actions to comply with these requirements of the GLB Act and the regulations adopted under them.

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

Emergency Economic Stabilization Act of 2008

In response to unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700 billion in funding for the financial services industry. The Treasury's authority under TARP expired October 3, 2010. The Company decided to not participate in the TARP Capital Purchase Program.

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

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee (TAG) Program and the Debt Guarantee Program, although it issued no debt under that now-terminated program.  The FDIC’s TAG Program, provided, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2010.  Participation in the Transaction Account Guarantee Program cost the Company 15 basis points annually on the amount of the deposits during 2010 and cost 10 basis points annually during 2009.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees.

•
After a three-year phase-in period which begins January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital.  Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as First Mid, will continue to count as Tier 1 capital.

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% (however, the FDIC is to offset the effect of this increase for holding companies with total consolidated assets of less than $10 billion, such as First Mid) and changes in the basis for determining FDIC premiums from deposits to assets.

•
Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and certain non-bank financial institutions and would have broad powers to supervise and enforce consumer protection laws.

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance.

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries.

•
Provides mortgage reform provisions including (i) a customer’s ability to repay, (ii) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and (iii) making more loans subject to provisions for higher cost loans, new disclosures.

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•	Permanently increases the deposit insurance coverage to $250 thousand and allows depository institutions to pay interest on checking accounts.

•	Requires publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock issued by the Company in 2009 and the Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock subsequently issued by the Company in 2011, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019.  Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is uncertain.  While uncertainty exists in both the final form of the guidance and whether or not the Company will be required to adopt the guidelines, the Company is closely monitoring the development of the guidance.

As of December 31, 2010, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.84%, a Tier 1 risk-based ratio of 11.71% and a leverage ratio of 7.42%.

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

Interstate Banking and Branching.  The Dodd-Frank Act expands the authority of banks to engage in interstate branching.  The act allows a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.

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
On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the SMDIA through December 31, 2013. On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. The Company expensed $95,000, $49,000 and $0 for this program during 2010, 2009 and 2008, respectively.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased the range of annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $1.31 million, $1.26 million and $47,000 for this assessment during 2010, 2009 and 2008, respectively.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (“DIF”). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than it would have under the interim rule. The Company expensed $522,000 in 2009 for this special assessment. There were no special assessments during 2010 or 2008.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $99,000, $112,000 and $111,000 during 2010, 2009 and 2008, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $3,247,000 as of December 31, 2010.

Subsequently, on February 7, 2011, the FDIC Board adopted a final rule, which redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity; makes generally conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates; creates a depository institution debt adjustment; eliminates the secured liability adjustment; and adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends, other rate schedules when the reserve ratio reaches certain levels.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2010, First Mid Bank paid supervisory fees to the OCC totaling $244,000.

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

During the year ended December 31, 2010, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.32%, a Tier 1 risk-based ratio of 11.19% and a leverage ratio of 7.07%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  As of December 31, 2010, approximately $16.4 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

First Mid Bank is subject to restrictions under federal law that limits certain transactions with the Company, including loans, other extensions of credit, investments or asset purchases.  Such transactions by a banking subsidiary with any one affiliate are limited in amount to 10% of the bank’s capital and surplus and, with all affiliates together, to an aggregate of 20% of the bank’s capital and surplus.  Furthermore, such loans and extensions of credit, as well as certain other transactions, are required to be secured in specified amounts. These and certain other transactions, including any payment of money to the Company, must be on terms and conditions that are or in good faith would be offered to nonaffiliated companies.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (64)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (42)	Executive Vice President and Chief Financial Officer
John W. Hedges (63)	Executive Vice President
Laurel G. Allenbaugh (50)	Executive Vice President
Eric S. McRae (45)	Executive Vice President
Charles A. LeFebvre (41)	Executive Vice President
Kelly A. Downs (43)	Senior Vice President
Christopher L. Slabach (48)	Senior Vice President

William S. Rowland, age 64, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Michael L. Taylor, age 42, has been the Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 63, has been Executive Vice President of the Company and the President of First Mid Bank since September 1999.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 50, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 45, has been Executive Vice President of the Company and Executive Vice President, Chief Credit Officer of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 41, has been Executive Vice President of the Company since 2008 and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

Kelly A. Downs, age 43, has been Senior Vice President of Human Resources since April 2008, has served as Vice President of Human Resources from 2001 to April 2008, and has been with the Company since 1991.

Christopher L. Slabach, age 48, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit from 1998-2007.

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

Difficult economic conditions and market disruption have adversely impacted the banking industry and financial markets generally and may continue to significantly affect the business, financial condition, or results of operations of the Company. The Company’s success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond the Company’s control may adversely affect its asset quality, deposit levels and loan demand and, therefore, its earnings.

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

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for over two years. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

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

Decline in the strength and stability of other financial institutions may adversely affect the Company’s business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of clearing, counterparty or other relationships. The Company has exposure to different counterparties, and executes transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect the Company’s results of operations.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $588 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2010. A listing of these industries is contained in under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2010, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2010. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

The Series B and Series C preferred stock impacts net income available to common stockholders and earnings per share.  As long as shares of the Series B and Series C preferred stock are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series B and Series C preferred stock have been paid in full. The dividends declared on the Series B and Series C preferred stock reduce the net income available to common stockholders and earnings per share.

Holders of the Series B and Series C preferred stock have rights that are senior to those of common stockholders. The Series B and Series C preferred stock is senior to the shares of common stock and holders of the Series B and Series C preferred stock have certain rights and preferences that are senior to holders of common stock. The Series B and Series C preferred stock will rank senior to the common stock and all other equity securities designated as ranking junior to the Series B and Series C preferred stock. So long as any shares of the Series B and Series C preferred stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend shall be paid or declared on common stock or other junior stock, other than a dividend payable solely in common stock.

The Company also may not purchase, redeem or otherwise acquire for consideration any shares of its common stock or other junior stock unless it has paid in full all accrued dividends on the Series B and Series C preferred stock for all prior dividend periods. The Series B and Series C preferred stock is entitled to a liquidation preference over shares of common stock in the event of the Company’s liquidation, dissolution or winding up.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The headquarters of the Company is located at 1520 Charleston Avenue, Mattoon Illinois. The building is owned by the Bank. This facility is also used by MIDS for its data processing and back room operations for the Company and the Bank.

The main office of the Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is also owned by the Bank. The Bank also conducts business through numerous facilities, owned and leased, located in seventeen counties throughout Illinois.  Of the thirty-six other banking offices operated by the Bank, twenty-three are owned and thirteen are leased from non-affiliated third parties.

In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which is used by the loan and deposit services departments of First Mid Bank and First Mid Insurance leases a facility located at 100 Lerna Road South, Mattoon, Illinois.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2010 was $28,544,000.

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

PART II

ITEM 4.                 [RESERVED]

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 595 shareholders of record as of December 31, 2010 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2010
4th	$18.50	$16.85
3rd	$19.00	$17.50
2nd	$19.90	$16.50
1st	$17.50	$16.50
2009
4th	$19.90	$16.55
3rd	$19.90	$17.10
2nd	$20.00	$16.00
1st	$22.20	$18.00

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-21-2010	1-06-2011	$.190
4-28-2010	6-07-2010	$.190
12-15-2009	1-07-2010	$.190
4-29-2009	6-08-2009	$.190

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 18 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2010.

The following table summarizes share repurchase activity for the fourth quarter of 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2010 – October 31, 2010	0	$0.00	0	$2,459,000
November 1, 2010 – November 30, 2010	74,854	$18.38	74,854	$1,083,000
December 1, 2010 – December 31, 2010	9,219	$17.98	9,219	$917,000
Total	84,073	$18.33	84,073	$917,000

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

Subsequently, on February 22, 2011, the Company’s Board of Directors authorized the repurchase of $5 million of additional shares of the Company’s common stock bringing the total amount of common stock that the Company is authorized to repurchase on that date to approximately $5,918,000.

ITEM 6.                 SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2010	2009	2008	2007	2006
Summary of Operations
Interest income	$50,883	$51,409	$57,066	$59,931	$55,556
Interest expense	10,756	15,837	21,344	28,429	24,712
Net interest income	40,127	35,572	35,722	31,502	30,844
Provision for loan losses	3,737	3,594	3,559	862	760
Other income	13,820	13,455	15,264	14,661	13,380
Other expense	36,927	33,212	31,460	30,055	28,423
Income before income taxes	13,283	12,221	15,967	15,246	15,041
Income tax expense	4,522	4,007	5,443	5,087	5,032
Net income	8,761	8,214	10,524	10,159	10,009
Dividends on preferred shares	2,240	1,821	-	-	-
Net income available to common stockholders	$6,521	$6,393	$10,524	$10,159	$10,009
Per Common Share Data (1)
Basic earnings per share	$1.07	$1.04	$1.69	$1.60	$1.54
Diluted earnings per share	1.07	1.04	1.67	1.57	1.51
Dividends per share	.38	.38	.38	.38	.35
Book value per common share	14.46	14.23	13.50	12.82	11.78
Capital Ratios
Total capital to risk-weighted assets	12.84%	15.76%	11.99%	11.13%	10.91%
Tier 1 capital to risk-weighted assets	11.71%	14.57%	11.02%	10.32%	10.10%
Tier 1 capital to average assets	7.42%	10.63%	8.41%	7.89%	7.56%
Financial Ratios
Net interest margin	3.51%	3.40%	3.73%	3.43%	3.51%
Return on average assets	.72%	.74%	1.03%	1.03%	1.07%
Return on average common equity	7.20%	9.56%	12.87%	13.06%	13.31%
Dividend on common shares payout ratio	35.51%	36.54%	22.49%	23.75%	22.51%
Average equity to average assets	9.44%	9.59%	8.00%	7.90%	8.01%
Allowance for loan losses as a percent of total loans	1.29%	1.35%	1.02%	0.82%	0.81%
Year End Balances
Total assets	$1,468,245	$1,095,155	$1,049,700	$1,016,338	$980,559
Net loans, including loans held for sale	794,188	691,288	734,351	742,043	717,692
Total deposits	1,212,710	840,410	806,354	770,583	770,595
Total equity	112,265	111,221	82,778	80,452	75,786
Average Balances
Total assets	$1,219,353	$1,108,669	$1,022,734	$985,230	$938,784
Net loans, including loans held for sale	708,367	692,961	733,681	722,672	686,069
Total deposits	972,811	744,043	795,786	771,561	737,344
Total equity	115,151	106,295	81,793	77,787	75,174

(1)	All share and per share data have been restated to reflect the 3-for-2 stock split effective June 29, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2010, 2009 and 2008.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

For the Years Ended December 31, 2010, 2009 and 2008

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

Net income was $8.76 million, $8.21 million, and $10.52 million and diluted earnings per share were $1.07, $1.04, and $1.67 for the years ended December 31, 2010, 2009, and 2008, respectively. The increases in net income and earnings per share in 2010 was primarily the result of an increase in net interest income due to lower interest rates on deposit balances resulting in less interest expense for the year. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Return on average assets	.72%	.74%	1.03%
Return on average common equity	7.20%	9.56%	12.87%
Average common equity to average assets	9.44%	9.59%	8.00%

Total assets at December 31, 2010, 2009, and 2008 were $1,468.2 million, $1,095.2 million, and $1,049.7 million, respectively. The increase in net assets during 2010 was due to the branch acquisition completed during the third quarter. Net loan balances increased to $794.2 million at December 31, 2010, from $691.3 million at December 31, 2009 and compared to $734.4 million at December 31, 2008.  The increase in 2010 of $103 million or 14.9% was due to $133 million of loan balances acquired in the acquisition offset by a decline in the balances of loans secured by real estate.  Total deposit balances increased to $1,212.7 million at December 31, 2010 from $840.4 million at December 31, 2009 and from $806.4 million at December 31, 2008. The increase in 2010 was primarily due to balances acquired in the acquisition of $337 million, as well as, increases in interest bearing transaction accounts and money market accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.51% for 2010, 3.40% for 2009 and 3.73% for 2008. The increase in interest margin during 2010 was due to a greater decline in interest-earning liabilities rates compared to the decline in rates on interest-earning assets.

Net interest income increased to $40.1 million in 2010 from $35.6 million in 2009 and $35.7 million in 2008.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $13.8 million in 2010 compared to $13.5 million in 2009 and $15.3 million in 2008. The primary reasons for the increase of $.3 million or 2.7% from 2009 to 2010 were increases in ATM and debit fees, an increase in trust revenues and less other-than-temporary impairment charges on investment securities offset by no non-recurring gain such as occurred in 2009. The primary reasons for the decrease of $1.8 million or 11.9% from 2008 to 2009 were decreases in trust revenues and brokerage commissions and other-than-temporary impairment charges on investment securities offset by a $1 million gain on the sale of the Bank’s merchant card servicing portfolio.

Non-interest expenses increased $3.7 million, to $36.9 million in 2010 compared to $33.2 million in 2009 and $31.5 million in 2008.  The primary factor for the increase during 2010 was an additional expenses incurred as a result of the branch acquisition offset by the special FDIC assessment during 2009 that did not occur in 2010. The primary factor for the increase during 2009 was an increase in FDIC insurance assessments.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2010 vs 2009	2009 vs 2008
Net interest income	$4,555	$(150)
Provision for loan losses	(143)	(35)
Other income, including securities transactions	365	(1,809)
Other expenses	(3,715)	(1,752)
Income taxes	(515)	1,436
Increase (decrease) in net income	$547	$(2,310)

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $10.4 million at December 31, 2010 compared to $12.7 million at December 31, 2009 and $7.3 million at December 31, 2008.  The decrease in 2010 was primarily a result of loans that paid-off or became current during the year and loans transferred to other real estate owned during the year as a result of continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties, and declines in property values. Other real estate owned balances totaled $6.1 million at December 31, 2010 compared to $2.9 million at December 31, 2009. The Company’s provision for loan losses was $3.7 million for 2010 compared to $3.6 million for 2009.  At December 31, 2010, the composition of the loan portfolio remained similar to 2009.  Loans secured by both commercial and residential real estate comprised 73% and 74% of the loan portfolio as of December 31, 2010 and 2009, respectively.

The Company also held investments in four trust preferred securities with a fair value of $581,000 and unrealized losses of $6 million at December 31, 2010 compared to a fair value of $3.2 million and unrealized losses of $4.6 million at December 31, 2009. During 2010, the Company recorded $1.4 million of other-than-temporary impairment charges for the credit portion of the unrealized losses of these securities compared to $1.8 million during 2009. These charges established a new, lower amortized cost basis for these securities and reduced non-interest income. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2010, 2009, and 2008 was 11.71%, 14.57%, and 11.02%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2010, 2009, and 2008 was 12.84%, 15.76%, and 11.99%, respectively. The decrease in 2010 was primarily the result of an increase in risk weighted assets that resulted from the branch acquisition. The increase in 2009 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $24,635,000 of Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2010, 2009 and 2008 were $169.3 million, $132.9 million and $152.9 million, respectively.  See Note 19 – “Commitments and Contingent Liabilities” herein for further information.

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

Other Real Estate Owned. Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2010 as part of the goodwill impairment test and no impairment was deemed necessary.

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

Acquisition

On September 10, 2010, First Mid Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 10 branches of First Bank located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.  Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $336 million in deposits and the purchase of approximately $135 million of loans and $5.3 million of premises and equipment associated with the acquired branch locations. First Mid Bank received cash of $178.3 million to assume the net liabilities less the purchase price of $15.7 million (4.77% of core deposits assumed).  The acquisition resulted in goodwill of $8.4 million. See Note 21—“Business Combinations” in the notes to the financial statements for additional information related to the transaction.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$75,558	$186	0.25%	$55,504	$106	0.19%	$26,697	$423	1.59%
Federal funds sold	65,644	85	0.13%	54,630	66	0.12%	19,266	336	1.75%
Certificates of deposit investments	9,473	110	1.16%	4,093	55	1.34%	-	-	-%
Investment securities:
Taxable	249,636	7,746	3.10%	207,025	8,073	3.90%	151,752	7,725	5.09%
Tax-exempt (1)	23,251	953	4.10%	23,384	963	4.12%	20,312	834	4.11%
Loans (2) (3)	718,669	41,803	5.82%	701,521	42,146	6.01%	740,083	47,748	6.45%
Total earning assets	1,142,231	50,883	4.45%	1,046,157	51,409	4.91%	958,110	57,066	5.96%
Cash and due from banks	21,378			18,634			19,433
Premises and equipment	19,454			15,333			15,160
Other assets	45,592			37,105			36,433
Allowance for loan losses	(10,302)			(8,560)			(6,402)
Total assets	$1,219,353			$1,108,669			$1,022,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$421,743	3,190	0.76%	$332,751	2,843	0.85%	$288,057	3,635	1.26%
Savings deposits	165,337	1,279	0.77%	106,539	938	0.88%	74,236	680	0.92%
Time deposits	243,606	4,002	1.64%	304,753	9,189	3.02%	313,729	12,277	3.91%
Securities sold under agreements
to repurchase	76,758	133	0.17%	72,589	129	0.18%	61,108	872	1.43%
FHLB advances	26,092	1,090	4.18%	36,175	1,612	4.46%	41,370	1,991	4.81%
Federal funds purchased	8	-	.79%	3	-	.47%	-	-	-%
Subordinated debentures	20,620	1,053	5.11%	20,620	1,104	5.36%	20,620	1,396	6.77%
Other debt	642	9	1.46%	1,498	22	1.48%	15,113	493	3.26%
Total interest-bearing liabilities	954,806	10,756	1.13%	874,928	15,837	1.81%	814,233	21,344	2.62%

Demand deposits	142,125			119,537			119,764
Other liabilities	7,271			7,909			6,944
Stockholders’ equity	115,151			106,295			81,793
Total liabilities & equity	$1,219,353			$1,108,669			$1,022,734

Net interest income		$40,127			$35,572			$35,722

Net interest spread			3.32%			3.10%			3.34%

Impact of non-interest bearing funds			.19%			.30%			.39%

Net yield on interest-earning assets			3.51%			3.40%			3.73%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2010 Compared to 2009			2009 Compared to 2008
	Increase – (Decrease)			Increase – (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$80	$264	$(526)	$(317)	$209	$(526)
Federal funds sold	19	238	(508)	(270)	238	(508)
Certificates of deposit investments	55	63	(8)	55	55	0
Investment securities:
Taxable	(327)	1,495	(1,822)	348	2,412	(2,064)
Tax-exempt (2)	(10)	(5)	(5)	129	127	2
Loans (3)	(343)	1,013	(1,356)	(5,602)	(2,426)	(3,176)
Total interest income	(526)	2,623	(3,149)	(5,657)	615	(6,272)

Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	347	677	(330)	(792)	507	(1,299)
Savings deposits	341	469	(128)	258	305	(47)
Time deposits	(5,187)	(1,583)	(3,604)	(3,088)	(445)	(2,643)
Securities sold under
agreements to repurchase	4	10	(6)	(743)	139	(882)
FHLB advances	(522)	(426)	(96)	(379)	(240)	(139)
Federal funds purchased	-	-	-	-	-	-
Subordinated debentures	(51)	-	(51)	(292)	-	(292)
Other debt	(13)	(13)	-	(471)	(293)	(178)
Total interest expense	(5,081)	(866)	(4,215)	(5,507)	(27)	(5,480)
Net interest income	$4,555	$3,489	$1,066	$(150)	$642	$(792)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $4.6 million, or 12.8% in 2010, compared to a decrease of $150,000, or .4% in 2009.  The increase in net interest income in 2010 was primarily due to a greater decline in rates on interest-bearing liabilities than the decline in rates on interest-bearing assets. The decrease in net interest income in 2009 was primarily due to a greater decline in rates on interest-bearing assets than the decline in rates on interest-bearing liabilities and the Company maintained a greater amount of liquidity at a reduced margin.

In 2010, average earning assets increased by $96.1 million, or 9.2%, and average interest-bearing liabilities increased $79.9 million or 9.1% compared with 2009. In 2009, average earning assets increased by $88.0 million, or 9.2%, and average interest-bearing liabilities increased $60.7 million or 7.5% compared with 2008. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $20.1 million or 36.2% in 2010 compared to 2009. In 2009, average interest-bearing deposits held by the Company increased $32.9 million or 123.2% compared to 2008.

•	Average federal funds sold increased $11.0 million or 20.1% in 2010 compared to 2009. In 2009, average federal funds sold increased $35.4 million or 183.7% compared to 2008.

•
Average certificates of deposit investments increased $5.4 million or 131.9% in 2010 compared to 2009. In 2009, average certificates of deposit investments increased $4.1 million or 100% compared to 2008.

•	Average loans increased by $17.1 million or 2.4% in 2010 compared to 2009. In 2009, average loans decreased by $38.6 million or 5.2% compared to 2008.

•	Average securities increased by $42.5 million or 18.4% in 2010 compared to 2009. In 2009, average securities increased by $58.3 million or 33.9% compared to 2008.

•	Average deposits increased by $86.6 million or 11.6% in 2010 compared to 2009. In 2009, average deposits increased by $68.0 million or 10.1% compared to 2008.

•
Average securities sold under agreements to repurchase increased by $4.2 million or 5.8% in 2010 compared to 2009.  In 2009, average securities sold under agreements to repurchase increased by $11.5 million or 18.8% compared to 2008.

•	Average borrowings and other debt decreased by $10.9 million or 18.7% in 2010 compared to 2009. In 2009, average borrowings and other debt increased by $18.8 million or 24.4% compared to 2008.

•	The federal funds rate remained at a range of 0% to .25% at December 31, 2010, 2009 and 2008.

•	Net interest margin increased to 3.51% compared to 3.40% in 2009 and 3.73% in 2008. Asset yields decreased by 46 basis points in 2010, while interest-bearing liabilities decreased by 68 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2010, 2009 and 2008 were $491,000, $497,000 and $430,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.57% in 2010, 3.46% in 2009 and 3.79% in 2008.

Provision for Loan Losses

The provision for loan losses in 2010 was $3,737,000 compared to $3,594,000 in 2009 and $3,559,000 in 2008. Nonperforming loans decreased to $10,434,000 at December 31, 2010 from $12,720,000 at December 31, 2009 and compared to $7,285,000 at December 31, 2008.  The decrease in 2010 was primarily due to loans that paid-off or became current during the year and loans transferred to other real estate owned during the year. The increase in 2009 occurred as a result of loans that became nonperforming during the year due to continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties and declines in property values. Net charge-offs were $2,806,000 during 2010, $1,719,000 during 2009, and $2,090,000 during 2008. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2010	2009	2008	2010	2009
Trust	$2,601	$2,229	$2,666	$372	$(437)
Brokerage	536	424	574	112	(150)
Insurance commissions	1,779	1,912	1,978	(133)	(66)
Service charges	4,662	4,952	5,571	(290)	(619)
Securities gains	543	637	293	(94)	344
Impairment losses on securities	(1,418)	(1,812)	-	394	(1,812)
Gain on sale of merchant banking portfolio	-	1,000	-	(1,000)	1,000
Mortgage banking	776	664	437	112	227
ATM / debit card revenue	2,869	2,333	2,147	536	186
Other	1,472	1,116	1,598	356	(482)
Total other income	$13,820	$13,455	$15,264	$365	$(1,809)

Total non-interest income increased to $13,820,000 in 2010 compared to $13,455,000 in 2009 and $15,264,000 in 2008.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $372,000 or 16.7% to $2,601,000 in 2010 from $2,229,000 in 2009, compared to $2,666,000 in 2008. The increase from 2009 to 2010 in trust revenues was due to an increase in revenues from employee benefits accounts and an increase in equity prices during the year. Trust assets were $507.5 million at December 31, 2010 compared to $459.1 million and $413.8 million at December 31, 2009 and 2008, respectively.

•
Revenue from brokerage annuity sales increased $112,000 or 26.4% to $536,000 in 2010 from $424,000 in 2009, compared to $574,000 in 2008.  The increase from 2009 to 2010 was due an increase in commissions received from the sale of annuities.

•
Insurance commissions decreased $133,000 or 7.0% to $1,779,000 in 2010 from $1,912,000 in 2009, compared to $1,978,000 in 2008.  The decrease from 2009 to 2010 was due to a decrease in commissions received on sales of business property and casualty insurance.

•
Fees from service charges decreased $290,000 or 5.9% to $4,662,000 in 2010 from $4,952,000 in 2009, compared to $5,571,000 in 2009.  This decrease from 2009 to 2010 was primarily the result of a decrease in the number of overdrafts.

•
Net securities gains in 2010 were $543,000 compared to net securities gains of $637,000 in 2009, and $293,000 in 2008.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2010, 2009 and 2008.

•
During 2010, the Company recorded other-than-temporary impairment charges amounting to $1,418,000 for its investments in four trust preferred securities compared to $1,812,000 during 2009. See Note 4 - “Investment Securities” for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of First Mid Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2010 or 2008.

•
Mortgage banking income increased $112,000 or 16.9% to $776,000 in 2010 from $664,000 in 2009, compared to $437,000 in 2008.  This increase from 2009 to 2010 was due to an increase in the volume of fixed rate loans originated and sold by First Mid Bank.  Loans sold balances are as follows:

•	$64 million (representing 570 loans) in 2010
•	$63 million (representing 552 loans) in 2009
•	$46 million (representing 381 loans) in 2008

•	Revenue from ATMs and debit cards increased $536,000 or 23.0% to $2,869,000 in 2010 from $2,333,000 in 2009, compared to $2,147,000 in 2008. This increase from 2009 to 2010 was due to increased usage.

•
Other income increased $356,000 or 31.9% to $1,472,000 in 2010 from $1,116,000 in 2009, compared to $1,598,000 in 2008.  This increase from 2009 to 2010 was primarily due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense offset by decreases in merchant card income due to sale of the Bank’s merchant card servicing portfolio during the first quarter of 2009 and a reduction in loan closing fees.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2010	2009	2008	2010	2009
Salaries and benefits	$18,649	$16,830	$16,876	$1,819	$(46)
Occupancy and equipment	5,851	4,989	4,959	862	30
Other real estate owned, net	1,076	470	234	606	236
FDIC insurance assessment expense	1,508	1,943	158	(435)	1,785
Amortization of other intangibles	814	730	766	84	(36)
Stationery and supplies	610	563	557	47	6
Legal and professional fees	2,361	2,021	1,820	340	201
Marketing and promotion	940	963	847	(23)	116
Other	5,118	4,703	5,243	415	(540)
Total other expense	$36,927	$33,212	$31,460	$3,715	$1,752

Total non-interest expense increased to $36,927,000 in 2010 from $33,212,000 in 2009 and $31,460,000 in 2008.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $1,819,000 or 10.8% to $18,649,000 in 2010 from $16,830,000 in 2009, compared to $16,876,000 in 2008. The increase in 2010 was as primarily due to the addition of 76 full-time equivalent employees resulting from the branch acquisition, an increase in incentive compensation expense as a result of achieving desired objectives in 2010 compared to during the year 2009 and merit raises for continuing employees during 2010. There were 419 full-time equivalent employees at December 31, 2010 compared to 347 at December 31, 2009 and 343 at December 31, 2008.

•
Occupancy and equipment expense increased $862,000 or 17.3% to $5,851,000 in 2010 from $4,989,000 in 2009, compared to $4,959,000 in 2008. The increase in 2010 was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired branches.

•
Net other real estate owned expense increased $606,000 or 128.9% to $1,076,000 in 2010 from $470,000 in 2009, compared to $234,000 in 2008. The increase in 2010 was due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense and an increase in repairs and real estate tax expenses on properties held, offset by several owned properties sold at a gain during 2010 compared to properties owned sold at a loss during the same period in 2009.

•
FDIC insurance expense decreased $435,000 or 22.4% to $1,508,000 in 2010 from $1,943,000 in 2009, compared to $158,000 in 2008. The decrease in 2010 was due to expense accrued for a special assessment in 2009 that did not occur in 2010 offset by increases in assessment rates during 2010 and the increase in daily deposit balances after the branch acquisition.

•
Amortization of other intangibles expense increased $84,000 in 2010 due to an additional core deposit intangible asset resulting from the branch acquisition. Amortization of other intangibles expense decreased $36,000 in 2009 due to complete amortization of one core deposit intangible in the second quarter of 2009.

•
Other operating expenses increased $415,000 or 8.8% to $5,118,000 in 2010 from $4,703,000 in 2009, compared to $5,243,000 in 2008. In 2010, this increase was primarily due to additional expenses incurred to complete the branch acquisition during the third quarter.

•
On a net basis, all other categories of operating expenses increased $364,000 or 10.3% to $3,911,000 in 2010 from $3,547,000 in 2009, compared to $3,224,000 in 2008.  In 2010, the increase was primarily due to increased legal and other professional expenses associated with the Company’s branch acquisition offset by a decrease in marketing and promotion expenses.

Income Taxes

Income tax expense amounted to $4,522,000 in 2010 compared to $4,007,000 in 2009 and $5,443,000 in 2008.  Effective tax rates were 34.0%, 32.8% and 34.1%, respectively, for 2010, 2009 and 2008.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which was codified within ASC 740, on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007.

Analysis of Balance Sheets

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2010	% Outstanding Loans	2009	2008	2007	2006
Construction and land development	$20,379	2.5%	$28,041	$40,362	$55,581	$47,309
Farm loans	64,992	8.1%	62,330	65,647	61,898	59,420
1-4 Family residential properties	179,527	22.3%	180,415	200,204	193,065	189,068
Multifamily residential properties	22,146	2.8%	19,467	23,833	30,795	29,847
Commercial real estate	300,825	37.4%	226,400	217,307	203,282	205,932
Loans secured by real estate	587,869	73.1%	516,653	547,353	544,621	531,576
Agricultural loans	58,307	7.2%	54,144	54,098	51,793	50,526
Commercial and industrial loans	126,319	15.7%	105,351	109,324	116,176	105,799
Consumer loans	19,655	2.4%	20,815	25,806	29,903	29,765
All other loans	12,431	1.5%	3,787	5,357	5,668	5,902
Total loans	$804,581	100.0%	$700,750	$741,938	$748,161	$723,568

Loan balances increased by $103.8 million or 14.8% from December 31, 2009 to December 31, 2010 primarily due to approximately $133 million of loans (recorded at fair value) acquired in the branch acquisition offset by decreases in loans secured by real estate due to a lack of demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions.  The balances of loans sold into the secondary market were $64 million in 2010, compared to $63 million in 2009. The balance of real estate loans held for sale, included in the balances shown above, amounted to $114,000 and $149,000 as of December 31, 2010 and 2009, respectively.

All of the loans acquired in the branch acquisition were performing loans. The fair value of the loans acquired was determined using a discounted cash flow analysis. The difference between the fair value and acquired value of the purchased loans of $2.1 million (a discount of approximately 1.6% of the total loans acquired) is being accreted to interest income over the remaining term of the loans.  The balance of the loan discount as of December 31, 2010 is $1.75 million.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$148,682	18.5%	$144,521	20.6%
Charleston region	54,649	6.8%	58,890	8.4%
Sullivan region	68,300	8.5%	68,802	9.8%
Effingham region	86,542	10.8%	89,141	12.7%
Decatur region	201,246	25.0%	212,908	30.4%
Peoria region	133,736	16.6%	-	-%
Highland region	111,426	13.8%	126,488	18.1%
Total all regions	$804,581	100.0%	$700,750	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2010 and 2009, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2010 and 2009, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	2010		2009
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	Loans
Other grain farming	$108,149	13.44%	$102,515	14.63%
Lessors of non-residential buildings	87,236	10.84%	72,016	10.28%
Lessors of residential buildings & dwellings	49,484	6.15%	44,232	6.31%
Hotels and motels	49,679	6.17%	50,788	7.25%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2010, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$14,534	$5,794	$51	$20,379
Farm loans	9,204	46,564	9,224	64,992
1-4 Family residential properties	26,770	91,447	61,310	179,527
Multifamily residential properties	2,407	14,632	5,107	22,146
Commercial real estate	41,142	193,527	66,156	300,825
Loans secured by real estate	94,057	351,964	141,848	587,869
Agricultural loans	40,208	17,454	645	58,307
Commercial and industrial loans	81,929	36,185	8,205	126,319
Consumer loans	4,644	14,209	802	19,655
All other loans	3,994	2,349	6,088	12,431
Total loans	$224,832	$422,161	$157,588	$804,581
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.
As of December 31, 2010, loans with maturities over one year consisted of $522 million in fixed rate loans and $58 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$9,332	$12,720	$7,285	$7,460	$3,639
Restructured loans which are performing in accordance
with revised terms	1,102	-	-	21	29
Total nonperforming loans	10,434	12,720	7,285	7,481	3,668
Repossessed assets	6,199	2,896	2,400	524	1,396
Total nonperforming loans and repossessed assets	$16,633	$15,616	$9,685	$8,005	$5,064
Nonperforming loans to loans, before allowance for loan losses	1.30%	1.82%	.98%	1.00%	.51%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	2.07%	2.23%	1.31%	1.07%	.70%

The $3,388,000 decrease in nonaccrual loans during 2010 resulted from the net of $7,450,000 of loans put on nonaccrual status, offset by $3,446,000 of loans transferred to other real estate owned, $2,496,000 of loans charged off and $4,896,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,955	20.9%	$2,064	16.2%
Farm loans	540	5.8%	1,355	10.6%
1-4 Family residential properties	2,565	27.5%	1,968	15.5%
Multifamily residential properties	573	6.1%	487	3.8%
Commercial real estate	2,149	23.0%	6,063	47.7%
Loans secured by real estate	7,782	83.3%	11,937	93.8%
Agricultural loans	828	8.9%	-	-%
Commercial and industrial loans	708	7.6%	783	6.2%
Consumer loans	14	0.2%	-	-%
Total nonaccrual loans	$9,332	100.0%	$12,720	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $428,000, $672,000 and $274,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The $3,303,000 increase in repossessed assets during 2010 resulted from the net of $9,996,000 of additional assets repossessed, $119,000 of further write-downs of repossessed assets to current market value and $6,574,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2010		December 31, 2009
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,234	19.9%	$1,252	16.2%
1-4 Family residential properties	514	8.3%	945	15.5%
Multifamily residential properties	170	2.7%	-	-%
Commercial real estate	4,209	67.9%	665	47.7%
Total real estate	6,127	98.8%	2,862	93.8%
Other collateral	72	1.2%	34	-
Total repossessed collateral	$6,199	100.0%	$2,896	100.0%

Repossessed assets sold during 2010 resulted in a net loss of $15,000, of which $12,000 was related to real estate asset sales and $3,000 was related to other repossessed asset sales.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one component in assessing the probability of inherent future losses. Given the decline in economic conditions, management also increased its allocation to various loan categories for economic factors during 2010 and 2009. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At December 31, 2010, the Company’s loan portfolio included $123.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $108.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $6.8 million from $116.5 million at December 31, 2009 while loans concentrated in other grain farming increased $5.6 million from $102.5 million at December 31, 2009.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $49.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87.2 million of loans to lessors of non-residential buildings and $49.5 million of loans to lessors of residential buildings and dwellings.

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2010	2009	2008	2007	2006
Average loans outstanding, net of unearned income	$718,669	$701,521	$740,083	$728,790	$691,726
Allowance-beginning of year	$9,462	$7,587	$6,118	$5,876	$4,648
Balance added through acquisitions	-	-	-	-	1,405
Charge-offs:
Real estate-mortgage	2,551	1,240	1,640	368	231
Commercial, financial and agricultural	287	287	479	180	595
Installment	103	176	119	100	142
Other	181	176	184	215	188
Total charge-offs	3,122	1,879	2,422	863	1,156
Recoveries:
Real estate-mortgage	146	6	75	9	8
Commercial, financial and agricultural	35	27	98	48	30
Installment	29	31	38	33	49
Other	106	96	121	153	132
Total recoveries	316	160	332	243	219
Net charge-offs	2,806	1,719	2,090	620	937
Provision for loan losses	3,737	3,594	3,559	862	760
Allowance-end of year	$10,393	$9,462	$7,587	$6,118	$5,876
Ratio of net charge-offs to average loans	.39%	.25%	.28%	.09%	.14%
Ratio of allowance for loan losses to loans outstanding (at end of year)	1.29%	1.35%	1.02%	.82%	.81%
Ratio of allowance for loan losses to nonperforming loans	99.6%	74.4%	104.1%	81.8%	160.2%

The ratio of the allowance for loan losses to nonperforming loans is 99.6% as of December 31, 2010 compared to 74.4% as of December 31, 2009.  While the balance of nonperforming loans reflects the total loan balance, the allowance for loan losses reflects only the portion of the loan balance that is an estimated potential loss. Therefore the decrease in nonperforming loans and the increase in the allowance for loan losses required to account for probable losses led to the increase of this ratio.  The increase in 2010 occurred as a result of loans that became nonperforming during the year due to continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties and declines in property values. The current economic environment and the increase in estimated probable losses in the loan portfolio resulted in the increased allowance balance.

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

During 2010, the Company had net charge-offs of $2,806,000 compared to $1,719,000 in 2009 and $2,090,000 in 2008. During 2010, the Company’s significant charge-offs included $2,076,000 of commercial real estate mortgage loans of four borrowers. During 2009, the Company’s significant charge-offs included $173,000 on commercial loans of two borrowers, $107,000 of real estate mortgage loans of one borrower and $902,000 of commercial real estate mortgage loans of four borrowers. During 2008, the Company’s significant charge-offs included $204,000 on commercial loans of one borrower, $200,000 of real estate mortgage loans of one borrower and $1,181,000 of commercial real estate mortgage loans of three borrowers.

At December 31, 2010, the allowance for loan losses amounted to $10,393,000, or 1.29% of total loans, and 99.6% of nonperforming loans.  At December 31, 2009, the allowance for loan losses amounted to $9,462,000, or 1.35% of total loans, and 74.4% of nonperforming loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.  The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	Loans	losses	loans	losses	loans
Residential real estate	$440	25.1%	$488	28.5%	$510	30.2%
Commercial / Commercial real estate	8,307	55.7%	7,428	51.4%	5,345	49.5%
Agricultural / Agricultural real estate	404	15.3%	315	16.6%	223	16.1%
Consumer	282	2.4%	312	3.0%	358	3.5%
Other	110	1.5%	98	.5%	78	.7%
Total allocated	9,543		8,641		6,514
Unallocated	850	N/A	821	N/A	1,073	N/A
Allowance at end of year	$10,393	100.0%	$9,462	100.0%	$7,587	100.0%

	December 31, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Residential real estate	$214	29.9%	$215	30.3%
Commercial / Commercial real estate	3,828	50.1%	3,395	49.6%
Agricultural / Agricultural real estate	531	15.2%	607	15.2%
Consumer	404	4.0%	382	4.1%
Other	22	.8%	26	.8%
Total allocated	4,999		4,625
Unallocated	1,119	N/A	1,251	N/A
Allowance at end of year	$6,118	100.0%	$5,876	100.0%

The allowance allocated to commercial and commercial real estate loans increased $.9 million during 2010 and $2.1 million during 2009. This resulted from an increase in the balance of impaired and classified loans and an increase in the allocation percent for this loan category. These increases were due to the ongoing poor economy which has led to increased vacancies in commercial real estate and deficient cash flows from business operations.

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

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities
and obligations of U.S. government
corporations and agencies	$152,086	1.90%	$89,640	3.27%	$72,074	4.72%
Obligations of states and
political subdivisions	26,599	4.05%	23,530	4.13%	22,042	4.10%
Mortgage-backed securities: GSE residential	158,936	3.72%	111,301	4.36%	61,102	5.66%
Trust preferred securities	6,595	3.74%	7,758	4.22%	9,328	6.23%
Other securities	2,035	2.48%	6,166	4.56%	6,210	4.56%
Total securities	$346,251	2.94%	$238,395	3.93%	$170,756	5.05%

At December 31, 2010, the Company’s investment portfolio showed an increase of $107.9 million from December 31, 2009 primarily due to the purchase of several U.S. Treasury securities and obligations of U.S. government corporations and agencies securities as well as several mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2010, for all investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at December 31, 2009 (1)
	Cost	Fair Value	AAA	AA +/-	A+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$152,086	$152,381	$152,381	$-	$-	$-	$-	$-
Obligations of state and political subdivisions	26,599	26,967	2,313	17,383	2,297	1,549	-	3,425
Mortgage-backed securities (2)	158,936	160,931	-	-	-	-	-	160,931
Trust preferred securities	6,595	581	-	-	-	-	581	-
Other securities	2,035	2,009	-	-	1,978	-	-	31
Total investments	$346,251	$342,869	$154,694	$19,361	$2,297	$1,549	$581	$164,387

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of December 31, 2010:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$829,435	$1,142,767	$201,160	$4,422,127
Fair value	$227,523	$137,031	$80,653	$136,594
Unrealized gains/(losses)	$(601,912)	$(1,005,736)	$(120,507)	$(4,285,533)
Other-than-temporary impairment recorded in earnings	$691,000	$2,070,531	$127,146	$341,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	20	23	3	31
Number of issuers in default	6	5	-	6
Number of issuers in deferral	3	7	3	8
Defaults & deferrals as a % of remaining collateral	38.2%	38.8%	80.9%	28.9%
Discount margin	9.74%	9.68%	1.80%	1.29%
Recovery assumption (1)	10%	10%	10%	10%
Prepayment assumption (2)	5%	5%	5%	5%

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

If the Company does not intend to sell the security and it is not more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis only the amount related to credit loss is recognized in earnings.  In determining the portion of OTTI that is related to credit loss, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The remaining portion of OTTI, related to other factors, is recognized in other comprehensive earnings, net of applicable taxes. The Company recognized $1.4 million and $1.8 million of OTTI in earnings during 2010 and 2009, respectively. There was no OTTI recorded during 2008.

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for 2010, 2009 and 2008 (dollars in thousands):

	2010		2009		2008
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$142,125	-	$119,537	-	$119,764	-
Interest bearing	421,743	.76%	332,751	1.26%	288,057	1.26%
Savings	165,337	.77%	109,305	.92%	74,236	.92%
Time deposits	243,606	1.64%	301,987	3.91%	313,729	3.91%
Total average deposits	$972,811	.87%	$863,580	2.08%	$795,786	2.08%

	December 31,
(dollars in thousands)	2010	2009	2008
High month-end balances of total deposits	$1,227,528	$906,853	$810,756
Low month-end balances of total deposits	842,653	831,157	777,337

In 2010, the average balance of deposits increased by $109.2 million from 2009. The increase was primarily attributable to the addition of $337 million of deposits assumed in the branch acquisition offset by decreases in higher rate time deposits. Average non-interest bearing deposits increased by $22.6 million, average money market account balances increased by $64.8 million, average savings account balances increased by $56 million and average NOW account balances increased by $24.2 million offset by a decline in consumer CD balances. In 2009, the average balance of deposits increased by $67.8 million from 2008. The increase was primarily attributable to increases in money market and savings account balances. Average non-interest bearing deposits decreased by $.2 million, average money market account balances increased by $35.3 million, and average NOW account balances increased by $4.4 million offset by a decline in consumer CD balances.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2010	2009	2008
3 months or less	$31,277	$24,951	$24,922
Over 3 through 6 months	14,430	8,622	18,189
Over 6 through 12 months	24,906	29,852	61,421
Over 12 months	18,315	18,267	24,865
Total	$88,928	$81,692	$129,397

The balance of time deposits of $100,000 or more increased $7.2 million from December 31, 2009 to December 31, 2010. The increase in balances was primarily attributable to time deposits acquired in the branch acquisition. The balance of time deposits of $100,000 or more decreased $47.7 million from December 31, 2008 to December 31, 2009. The decrease in balances was primarily attributable to a decrease in consumer time deposits.

In 2010, the Company’s significant deposits included brokered CDs and deposit relationships with various public entities. As of December 31, 2010, the Company had one brokered CD which totaled $5 million.  In addition, the Company maintains account relationships with various public entities throughout its market areas. Four public entities had total balances of $31.2 million in various checking accounts and time deposits as of December 31, 2010. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2010	2009	2008
At December 31:
Securities sold under agreements to repurchase	$94,057	$80,386	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	3,000	10,000	5,000
Fixed term – due after one year	19,750	22,750	32,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due after one year	-	-	13,000
Total	$137,428	$133,756	$152,078
Average interest rate at year end	1.81%	2.10%	3.16%
Maximum Outstanding at Any Month-end
Securities sold under agreements to repurchase	$94,530	$83,826	$80,708
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	15,000	5,000
Fixed term – due after one year	22,750	32,750	37,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	2,000	-	-
Debt due after one year	-	13,000	16,500
Averages for the Year
Federal funds purchased	5	3	-
Securities sold under agreements to repurchase	76,758	72,589	61,108
Federal Home Loan Bank advances:
Fixed term – due in one year or less	4,984	10,041	5,098
Fixed term – due after one year	21,109	26,134	36,275
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	645	-	-
Debt due after one year	-	1,498	15,111
Total	$124,121	$130,885	$138,212
Average interest rate during the year	1.94%	2.19%	3.64%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $22.75 million as follows:

•	$3 million advance at 5.98% with a 10-year maturity, matured March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

At December 31, 2010 and 2009, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 23, 2010. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (1.43% at December 31, 2010) is floating at 1.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2010 and 2008. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required at that date of .75%. The Company received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2010 and 2009 the rate was 3.15% and 3.10%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2009, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until September 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. Additionally, as discussed above under “Dodd-Frank Wall Street Reform and Consumer Protection Act,” the existing trust preferred securities issued by Trust I and Trust II will continue to count as Tier 1 capital.

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

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2010 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$210,485	$-	$-	$-	$-	$-	$210,485	$210,485
Certificates of deposit investments	10,000	-	-	-	-	-	10,000	9,996
Taxable investment securities	35,269	20,226	21,174	19,825	26,005	193,403	315,902	315,902
Nontaxable investment securities	307	259	541	541	583	24,733	26,964	26,967
Loans	413,381	124,968	166,966	51,699	32,065	15,502	804,581	809,546
Total	$669,442	$145,453	$188,681	$72,065	$58,653	$233,638	$1,367,932	$1,372,896
Interest-bearing liabilities:
Savings and N.O.W. accounts	$102,903	$23,500	$24,357	$33,788	$34,747	$205,086	$424,381	$424,381
Money market accounts	264,016	1,961	2,015	2,614	2,669	14,107	287,382	287,382
Other time deposits	256,044	31,217	15,023	5,345	9,033	353	317,015	318,330
Short-term borrowings/debt	94,057	-	-	-	-	-	94,057	94,058
Long-term borrowings/debt	13,310	14,750	10,310	-	-	5,000	43,370	35,391
Total	$730,330	$71,428	$51,705	$41,747	$46,449	$224,546	$1,166,205	$1,159,542
Rate sensitive assets – rate sensitive liabilities	$(60,888)	$74,025	$136,976	$30,318	$12,204	$9,092	$201,727
Cumulative GAP	$(60,888)	$13,137	$150,113	$180,431	$192,635	$201,727

Cumulative amounts as % of total rate sensitive assets	-4.5%	5.4%	10.0%	2.2%	0.9%	0.7%
Cumulative Ratio	-4.5%	1.0%	11.0%	13.2%	14.1%	14.7%

The static GAP analysis shows that at December 31, 2010, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.  There are several ways the Company measures and manages the exposure to interest rate sensitivity, static GAP analysis being one.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  Based on all information available, management does not believe that changes in interest rates which might reasonably be expected to occur in the next twelve months will have a material, adverse effect on the Company’s net interest income.

Capital Resources

At December 31, 2010, stockholders’ equity increased $1.0 million or .9% to $112,265,000 from $111,221,000 as of December 31, 2009.  During 2010 net income contributed $8,761,000 to equity before the payment of dividends to stockholders. The change in the market value of available-for-sale investment securities decreased stockholders’ equity by $2,530,000, net of tax.  Additional purchases of treasury stock (136,380 shares at an average cost of $18.32 per share) decreased stockholders’ equity by $2,499,000.

During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock. Additionally, on February 11, 2011, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock.  On February 11, 2011, $11,010,000 of the Series C Preferred Stock was issued and sold by the Company to certain investors. The balance of the Series C Preferred Stock will be issued to the remaining investors upon the completion of the bank regulatory process applicable to their purchases. See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.

Stock Plans

Deferred Compensation Plan

The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2010, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,928,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,928,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	4,766 common shares during 2010
•	9,916 common shares during 2009
•	7,600 common shares during 2008.

First Retirement and Savings Plan

The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	19,414 common shares during 2010
•	19,000 common shares during 2009
•	7,161 common shares during 2008.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,314,000 in common stock dividends paid during 2010, $599,000 or 25.9% was reinvested into shares of common stock of the Company through the DRIP. Of the $2,217,000 in preferred stock dividends paid during 2010, $81,000 or 2.3% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2010, 33,879 common shares were issued from common stock dividends and 4,615 common shares were issued from preferred stock dividends
•	During 2009, 42,044 common shares were issued from common stock dividends and 2,617 common shares were issued from preferred stock dividends
•	During 2008, 31,684 common shares were issued from common stock dividends.

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

The Company has awarded the following stock options:

•	The Company awarded no options during the years ended December 31, 2010 and 2009
•	In December 2008, the Company awarded 27,500 options at an option price of $23.00

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation,” which was codified into ASC 718, using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services had not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2010 includes stock option compensation cost of $52,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2009 includes stock option compensation cost of $53,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

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

Subsequently, on February 22, 2011, the Company’s Board of Directors authorized the repurchase of $5 million of additional shares of the Company’s common stock bringing the total amount of common stock that the Company is authorized to repurchase on that date to approximately $5,918,000.

During 2010, the Company repurchased 136,380 shares (2.3% of common shares) at a total price of $2,499,000. During 2009, the Company repurchased 160,803 shares (2.6% of common shares) at a total price of $3,122,000. As of December 31, 2010, approximately $918,000 remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2010, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2010 follows:

	Total	Tier One	Tier One
	Capital Ratio	Capital Ratio	Leverage Ratio
			(Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	12.84%	11.71%	7.42%
First Mid-Illinois Bank & Trust, N.A.	12.32%	11.19%	7.07%

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
Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2010, First Mid Bank met these regulatory requirements.

•
In addition, the Company has a revolving credit agreement in the amount of $20 million with The Northern Trust Company. The Company had an outstanding balance of $0 with $20 million in available funds as of December 31, 2010. This loan was renewed on April 23, 2010. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (1.43% at December 31, 2010) is floating at 1.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2010. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required of .75%. The Company received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

•
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes one-to-four family residential real estate loans and securities. At December 31, 2010, the excess collateral at the FHLB could support approximately $61.3 million of additional advances.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2010 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$317,015	$248,402	$48,427	$19,833	$353
Debt	20,620	-	-	-	20,620
Other borrowings	116,807	116,807	-	-	-
Operating leases	5,877	1,148	2,255	1,246	1,228
Supplemental retirement liability	913	50	200	200	463
	$461,232	$366,407	$50,882	$21,279	$22,664

For the year ended December 31, 2010, net cash of $7.5 million, $100.5 million and $33.0 million was provided from operating activities, investing activities and financing activities, respectively. In total, cash and cash equivalents increased by $141 million since year-end 2009. Generally, during 2010, the increase in cash balances was due to cash received related to the branch acquisition.

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

For the years ended December 31, 2010 and 2009, the Company also had issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II.  See Note 11 – “Borrowings” for a more detailed description.

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

Adoption of New Accounting Guidance

Accounting Standards Update (ASU) 2010-6 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity is required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments were effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis which will was effective for fiscal years beginning after December 15, 2010, and are reflected in Note 13 of Notes to Consolidated Financial Statements.

Accounting Standards Update (ASU) 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010. The Financial Accounting Standards Board (“FASB”)  has elected to defer the disclosures related to troubled debt restructurings (“TDRs”)  included within ASU No. 2010-20. The disclosures related to TDRs are expected to be effective for the second quarter 2011. The remaining disclosures under ASU No. 2010-20 were not deferred and are included in Notes 5 and 6 of Notes to Consolidated Financial Statements.

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

Based on the financial analysis performed as of December 31, 2010, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2010	Income	Income		Average Equity
Prime rate is 3.25%	$(000)	(%)		2010=7.92%
Prime rate increase of:
200 basis points to 5.25%	$(591)	(1.9	) %	(.42)%
100 basis points to 4.25%	(316)	(1.0	) %	(.23)%
Prime rate decrease of:
200 basis points to 2.25%	(1,607)	(5.2)%		(1.16)%
100 basis points to 1.25%	(553)	(1.8)%		(.40)%

The following table shows the same analysis performed as of December 31, 2009:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2009	Income	Income		Average Equity
Prime rate is 3.25%	$(000)	(%)		2009=8.47%
Prime rate increase of:
200 basis points to 5.25%	$(1,406)	(5.5	) %	(1.13)%
100 basis points to 4.25%	(764)	(3.0	) %	(.61)%
Prime rate decrease of:
200 basis points to 2.25%	(1,191)	(4.6)%		(.96)%
100 basis points to 1.25%	(242)	(.9)%		(.19)%

First Mid Bank’s Board of Directors has adopted an interest rate risk policy that establishes maximum decreases in the percentage change in net interest income of 5% in a 100 basis point rate shift and 10% in a 200 basis point rate shift.

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2010 and 2009 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

			Change in
	Changes In		Economic Value of Equity
	Interest Rates		Amount of	Percent
	(basis points)		Change ($000)	of Change
December 31, 2010	+200	bp	$11,901	5.4%
	+100	bp	6,902	3.1%
	-200	bp	(41,202)	(18.7)%
	-100	bp	(17,266)	(7.8)%
December 31, 2009	+200	bp	$3,670	1.7%
	+100	bp	3,530	1.7%
	-200	bp	(24,633)	(11.7)%
	-100	bp	(11,941)	(5.7)%

As indicated above, at December 31, 2010, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2010, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks
Non-interest bearing	$21,008	$20,243
Interest bearing	130,485	10,168
Federal funds sold	80,000	60,000
Cash and cash equivalents	231,493	90,411
Certificates of deposit investments	10,000	9,344
Investment securities:
Available-for-sale, at fair value	342,816	238,697
Held-to-maturity, at amortized cost (estimated fair value of
$53 and $469 at December 31, 2010 and 2009, respectively)	50	459
Loans held for sale	114	149
Loans	804,467	700,601
Less allowance for loan losses	(10,393)	(9,462)
Net loans	794,074	691,139
Interest receivable	6,390	6,871
Other real estate owned	6,127	2,862
Premises and equipment, net	28,544	15,487
Goodwill, net	25,753	17,363
Intangible assets, net	5,068	2,832
Other assets	17,816	19,541
Total assets	$1,468,245	$1,095,155
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$183,932	$128,726
Interest bearing	1,028,778	711,684
Total deposits	1,212,710	840,410
Securities sold under agreements to repurchase	94,057	80,386
Interest payable	701	861
FHLB borrowings	22,750	32,750
Junior subordinated debentures	20,620	20,620
Other liabilities	5,142	8,907
Total liabilities	1,355,980	983,934
Stockholders’ Equity
Preferred stock, no par value, authorized 1,000,000 shares; issued 4,927 shares in 2010 and 2009	24,635	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,477,132 shares in 2010 and 7,364,959 shares in 2009	29,909	29,460
Additional paid-in capital	28,223	26,811
Retained earnings	66,356	62,144
Deferred compensation	2,929	2,894
Accumulated other comprehensive income (loss)	(2,066)	464
Less treasury stock at cost, 1,418,456 shares in 2010 and 1,282,076 shares in 2009	(37,721)	(35,187)
Total stockholders’ equity	112,265	111,221
Total liabilities and stockholders’ equity	$1,468,245	$1,095,155

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)	2010	2009	2008
Interest income:
Interest and fees on loans	$41,803	$42,146	$47,748
Interest on investment securities:
Taxable	8,329	8,073	7,725
Exempt from federal income tax	370	963	834
Interest on certificates of deposit investments	110	55	-
Interest on federal funds sold	85	66	336
Interest on deposits with other financial institutions	186	106	423
Total interest income	50,883	51,409	57,066
Interest expense:
Interest on deposits	8,471	12,970	16,592
Interest on securities sold under agreements to repurchase	133	129	872
Interest on FHLB advances	1,090	1,612	1,991
Interest on other borrowings	9	22	493
Interest on subordinated debt	1,053	1,104	1,396
Total interest expense	10,756	15,837	21,344
Net interest income	40,127	35,572	35,722
Provision for loan losses	3,737	3,594	3,559
Net interest income after provision for loan losses	36,390	31,978	32,163
Other income:
Trust revenues	2,601	2,229	2,666
Brokerage commissions	536	424	574
Insurance commissions	1,779	1,912	1,978
Service charges	4,662	4,952	5,571
Securities gains, net	543	637	293
Total other-than-temporary impairment losses on securities	(2,829)	(2,465)	-
Portion of loss recognized in other comprehensive loss (before taxes)	1,411	653	-
Other-than-temporary impairment losses recognized in earnings	(1,418)	(1,812)	-
Gain on sale of merchant banking portfolio	-	1,000	-
Mortgage banking revenue, net	776	664	437
ATM / debit card income	2,869	2,333	2,147
Other	1,472	1,116	1,598
Total other income	13,820	13,455	15,264
Other expense:
Salaries and employee benefits	18,649	16,830	16,876
Net occupancy and equipment expense	5,851	4,989	4,959
Net other real estate owned expense	1,076	470	234
FDIC insurance expense	1,508	1,943	158
Amortization of other intangible assets	814	730	766
Stationery and supplies	610	563	557
Legal and professional	2,361	2,021	1,820
Marketing and promotion	940	963	847
Other	5,118	4,703	5,243
Total other expense	36,927	33,212	31,460
Income before income taxes	13,283	12,221	15,967
Income taxes	4,522	4,007	5,443
Net income	$8,761	$8,214	$10,524
Dividends on preferred shares	2,240	1,821	-
Net income available to common stockholders	$6,521	$6,393	$10,524
Per common share data:
Basic earnings per share	$1.07	$1.04	$1.69
Diluted earnings per share	1.07	1.04	1.67
Cash dividends per share	.38	.38	.38
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)			Additional			Accumulated Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2007	$-	$28,540	$23,308	$49,895	$2,568	$1,096	$(24,955)	$80,452
Comprehensive income:
Net income	-	-	-	10,524	-	-	-	10,524
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	(1,512)	-	(1,512)
Total Comprehensive Income	-							9,012
Cash dividends on common stock ($.38 per share)	-	-	-	(2,360)	-	-	-	(2360)
Issuance of 31,684 common shares pursuant to the Dividend Reinvestment Plan	-	127	697	-	-	-	-	824
Issuance of 7,600 common shares pursuant to the Deferred Compensation Plan	-	31	158	-	-	-	-	189
Issuance of 7,161 common shares pursuant to the First Retirement & Savings Plan	-	29	145	-	-	-	-	174
Purchase of 262,877 treasury shares	-	-	-	-	-	-	(6,784)	(6,784)
Deferred compensation	-	-	-	-	219	-	(219)	-
Tax benefit related to deferred compensation distributions	-	-	34	-	-	-	-	34
Issuance of 72,559 common shares pursuant to the exercise of stock options	-	290	483	-	-	-	-	773
Tax benefit related to exercise of incentive stock options	-	-	263	-	-	-	-	263
Tax benefit related to exercise of non-qualified stock options	-	-	143	-	-	-	-	143
Vested stock options compensation expense	-	-	58	-	-	-	-	58
December 31, 2008	$-	$29,017	$25,289	$58,059	$2,787	$(416)	$(31,958)	$82,778
Comprehensive income:
Net income	-	-	-	8,214	-	-	-	8,214
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	880	-	880
Total Comprehensive Income								9,094
Cash dividends on preferred stock ($370 per share)	-	-	-	(1,821)	-	-	-	(1,821)
Cash dividends on common stock ($.38 per share)	-	-	-	(2,308)	-	-	-	(2,308)
Issuance of 4,927 shares of preferred stock	24,635	-	-	-	-	-	-	24,635
Issuance of 44,661 common shares pursuant to the Dividend Reinvestment Plan	-	179	674	-	-	-	-	853
Issuance of 9,916 common shares pursuant to the Deferred Compensation Plan	-	40	136	-	-	-	-	176
Issuance of 19,000 common shares pursuant to the First Retirement & Savings Plan	-	75	255	-	-	-	-	330
Purchase of 160,803 treasury shares	-	-	-	-	-	-	(3,122)	(3,122)
Deferred compensation	-	-	-	-	107	-	(107)	-
Tax benefit related to deferred compensation distributions	-	-	67	-	-	-	-	67
Issuance of 37,266 common shares pursuant to the exercise of stock options	-	149	239	-	-	-	-	388
Tax benefit related to exercise of incentive stock options	-	-	19	-	-	-	-	19
Tax benefit related to exercise of non-qualified stock options	-	-	79	-	-	-	-	79
Vested stock options compensation expense	-	-	53	-	-	-	-	53
December 31, 2009	$24,635	$29,460	$26,811	$62,144	$2,894	$464	$(35,187)	$111,221

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)			Additional			Accumulated Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2009	$24,635	$29,460	$26,811	$62,144	$2,894	$464	$(35,187)	$111,221
Comprehensive income:
Net income	-	-	-	8,761	-	-	-	8,761
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	(2,530)	-	(2,530)
Total Comprehensive Income								6,231
Cash dividends on preferred stock ($455 per share)	-	-	-	(2,240)	-	-	-	(2,240)
Cash dividends on common stock ($.38 per share)	-	-	-	(2,309)	-	-	-	(2,309)
Issuance of 38,494 common shares pursuant to the Dividend Reinvestment Plan	-	154	526	-	-	-	-	680
Issuance of 4,766 common shares pursuant to the Deferred Compensation Plan	-	19	63	-	-	-	-	82
Issuance of 19,414 common shares pursuant to the First Retirement & Savings Plan	-	78	264	-	-	-	-	342
Purchase of 136,380 treasury shares	-	-	-	-	-	-	(2,499)	(2,499)
Deferred compensation	-	-	-	-	35	-	(35)	-
Tax benefit related to deferred compensation distributions	-	-	33	-	-	-	-	33
Issuance of 49,500 common shares pursuant to the exercise of stock options	-	198	349	-	-	-	-	547
Tax benefit related to exercise of incentive stock options	-	-	80	-	-	-	-	80
Tax benefit related to exercise of non-qualified stock options	-	-	45	-	-	-	-	45
Vested stock options compensation expense	-	-	52	-	-	-	-	52
December 31, 2010	$24,635	$29,909	$28,223	$66,356	$2,929	$(2,066)	$(37,721)	$112,265

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$8,761	$8,214	$10,524
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,737	3,594	3,559
Depreciation, amortization and accretion, net	3,938	3,070	2,234
Compensation expense for vested stock options	52	53	58
Gain on investment securities, net	(543)	(637)	(293)
Other-than-temporary impairment losses on securities recognized in earnings	1,418	1,812	-
(Gain) loss on sales of other real property owned, net	(12)	353	153
Loss on write down of fixed assets	4	80	132
Gain on sale of merchant banking portfolio	-	(1,000)	-
Gain on sales of loans held for sale, net	(813)	(727)	(520)
Deferred income taxes	(435)	(1,515)	(631)
Decrease in accrued interest receivable	968	290	1,148
Decrease in accrued interest payable	(386)	(755)	(648)
Origination of loans held for sale	(63,924)	(62,904)	(44,103)
Proceeds from sales of loans held for sale	64,772	64,019	46,060
Increase in other assets	(5,955)	(7,145)	(2,467)
Increase (decrease) in other liabilities	(4,074)	1,522	24
Net cash provided by operating activities	7,508	8,324	15,230
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	10,605	1,992	-
Purchase of certificates of deposits investments	(11,261)	(11,336)	-
Proceeds from sales of securities available-for-sale	10,936	38,275	2,322
Proceeds from maturities of securities available-for-sale	107,525	63,321	90,439
Proceeds from maturities of securities held-to-maturity	995	140	580
Purchases of securities available-for-sale	(229,482)	(171,440)	(80,243)
Net decrease in loans	26,445	39,081	2,696
Purchases of premises and equipment	(1,935)	(1,954)	(1,082)
Proceeds from sales of other real property owned	6,634	1,987	1,100
Cash received related to acquisition, net of cash and cash equivalents acquired	180,074	-	-
Net cash provided by (used in) investing activities	100,536	(39,934)	15,812
Cash flows from financing activities:
Net increase in deposits	34,745	34,056	35,771
Increase (decrease)in repurchase agreements	13,671	(322)	12,408
Repayment of short-term FHLB advances	-	-	(10,000)
Repayment of long-term FHLB advances	(10,000)	(5,000)	(5,000)
Proceeds from long-term debt	4,000	-	5,000
Repayment of long-term debt	(4,000)	(13,000)	(6,500)
Proceeds from issuance of common stock	971	894	1,136
Proceeds from issuance of preferred stock	-	24,635	-
Purchase of treasury stock	(2,499)	(3,122)	(6,784)
Dividends paid on preferred stock	(2,136)	(1,242)	-
Dividends paid on common stock	(1,714)	(1,521)	(1,553)
Net cash provided by financing activities	33,038	35,378	24,478
Increase in cash and cash equivalents	141,082	3,768	55,520
Cash and cash equivalents at beginning of year	90,411	86,643	31,123
Cash and cash equivalents at end of year	$231,493	$90,411	$86,643

	2010	2009	2008
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$10,916	$16,592	$21,992
Income taxes	6,848	4,596	6,086
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$9,897	$2,847	$2,900
Dividends reinvested in common shares	680	853	824
Net tax benefit related to option and deferred compensation plans	158	165	440
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(Table dollar amounts in thousands, except share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2010 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  Following is a description of the more significant of these policies.

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

At December 31, 2010, the Company held $302.2 million in commercial real estate loans and $20.4 million in construction and land development loans. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed. Also, at December 31, 2010, the Company held $58.2 million in agricultural production loans and $65 million in agricultural real estate loans.

In addition, the Company had $49.7 million of loans in the hospitality (motels and hotels) industry. Due to national, state and local economic conditions, values for commercial real estate and, specifically hotel properties, have declined and the market for these properties is depressed.  The performance of these loans is also dependent on borrower specific issues as well as the general level of business and personal travel within the region. The Company also had $87.2 million of loans to lessors of non-residential buildings and $49.5 million of loans to lessors of residential buildings and dwellings. Due to national, state and local economic conditions, values for commercial real estate have declined and the market for these properties is also depressed.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 13 – “Disclosures of Fair Values of Financial Instruments.”

Cash and Cash Equivalents

For purposes of reporting cash flows, cash equivalents include non-interest bearing and interest bearing cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Certificates of Deposit Investments

Certificates of deposit investments have original maturities of six to twelve months and are carried at cost.

Investment Securities

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

Other Real Estate Owned

Other real estate owned acquired through loan foreclosure is initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value temporarily declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense.

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets as of December 31, 2010 and 2009. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during 2010 or 2009; however early in 2011 the FHLB announced they had declared a dividend at an annualized rate of 10 basis points per share paid on February 14, 2011. The Company evaluated its cost investment in FHLB stock and deemed it was ultimately recoverable.

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

Trust Department Assets

Assets held in fiduciary or agency capacities are not included in the consolidated balance sheets since such items are not assets of the Company or its subsidiaries.  Fees from trust activities are recorded on a cash basis over the period in which the service is provided.  Fees are a function of the market value of assets managed and administered, the volume of transactions, and fees for other services rendered, as set forth in the underlying client agreement with the Trust & Wealth Management Division of First Mid Bank.  This revenue recognition involves the use of estimates and assumptions, including components that are calculated based on asset valuations and transaction volumes.  Any out of pocket expenses or services not typically covered by the fee schedule for trust activities are charged directly to the trust account on a gross basis as trust revenue is incurred.
At December 31, 2010, the Company managed or administered 1,131 accounts with assets totaling approximately $507,530,000. At December 31, 2009, the Company managed or administered 1,117 accounts with assets totaling approximately $459,149,000.

Preferred Stock

Series B Convertible Preferred Stock.  During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”). The Series B Preferred Stock had an issue price of $5,000 per share and no par value per share.  The Series B Preferred Stock was issued in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

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

Each share of the Series B Preferred Stock may be converted at any time at the option of the holder into shares of the Company’s common stock.  The number of shares of common stock into which each share of the Series B Preferred Stock is convertible is the $5,000 liquidation preference per share divided by the Conversion Price of $21.94.  The Conversion Price is subject to adjustment from time to time pursuant to the terms of the Certificate of Designation (the “Series B Certificate of Designation”).   If at the time of conversion, there are any authorized, declared and unpaid dividends with respect to a converted share of Series B Preferred Stock, the holder will receive cash in lieu of the dividends, and a holder will receive cash in lieu of fractional shares of common stock following conversion.

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

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2010 was $14.46.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011.  The new conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.80.  If additional Series C Preferred Stock is sold following an Investor’s receipt of applicable bank regulatory approval, subsequent adjustments will be made to the conversion price of the Series B Preferred Stock

Series C Convertible Preferred Stock.  On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  The balance of the Series C Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process applicable to their purchases. Subsequently on March 2, 2011, three investors received the appropriate bank regulatory approval and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these investors.

The Series C Preferred Stock has an issue price of $5,000 per share and no par value per share.  The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

The Series C Preferred Stock pays non-cumulative dividends semiannually in arrears, when, as and if authorized by the Board of Directors of the Company, at a rate of 8% per year.  Holders of the Series C Preferred Stock will have no voting rights, except with respect to certain fundamental changes in the terms of the Series C Preferred Stock and certain other matters.  In addition, if dividends on the Series C Preferred Stock are not paid in full for four dividend periods, whether consecutive or not, the holders of the Series C Preferred Stock, acting as a class with any other of the Company’s securities having similar voting rights, including the Company’s Series B Preferred Stock, will have the right to elect two directors to the Company’s Board of Directors.  The terms of office of these directors will end when the Company has paid or set aside for payment full semi-annual dividends for four consecutive dividend periods.

Each share of the Series C Preferred Stock may be converted at any time at the option of the holder into shares of the Company’s common stock.  The number of shares of common stock into which each share of the Series C Preferred Stock is convertible is the $5,000 liquidation preference per share divided by the Conversion Price of $20.29.  The Conversion Price is subject to adjustment from time to time pursuant to the terms of the Series C Certificate of Designation.  If at the time of conversion, there are any authorized, declared and unpaid dividends with respect to a converted share of Series C Preferred Stock, the holder will receive cash in lieu of the dividends, and a holder will receive cash in lieu of fractional shares of common stock following conversion.

After the fifth anniversary of the original issuance date of the shares of the Series C Preferred Stock constituting a majority of the shares issued, the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series C Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company also has the right at any time after the fifth anniversary of the original issuance date of the shares of the Series C Preferred Stock constituting a majority of the shares issued to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45.

Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation,” which was codified into ASC 718, using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services had not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2010 includes stock option compensation cost of $52,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2009 includes stock option compensation cost of $53,000 and $52,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2008 includes stock option compensation cost of $58,000 and $57,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

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

The Company’s comprehensive income for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Net income	$8,761	$8,214	$10,524
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	(2,193)	2,732	(2,184)
Non-credit component of unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(2,829)	(2,465)	-
Other-than-temporary impairment losses recognized in earnings	1,418	1,812	-
Reclassification adjustment for realized gains included in income	(543)	(637)	(293)
Other comprehensive income (loss) before taxes	(4,147)	1,442	(2,477)
Tax benefit (expense)	1,617	(562)	965
Total other comprehensive income (loss)	(2,530)	880	(1,512)
Comprehensive income	$6,231	$9,094	$9,012

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2010	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$2,629	$-	$2,629
Other-than-temporary impairment losses on securities	-	(6,014)	(6,014)
Tax benefit (expense)	(1,025)	2,344	1,319
Balance at December 31, 2010	$1,604	$(3,670)	$(2,066)
December 31, 2009
Net unrealized gains on securities available-for-sale	$5,364	$-	$5,364
Other-than-temporary impairment losses on securities	-	(4,603)	(4,603)
Tax benefit (expense)	(2,091)	1,794	(297)
Balance at December 31, 2009	$3,273	$(2,809)	$464

See Note 4 – “Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 – Earnings Per Common Share

Basic earnings per common share (“EPS”) is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s stock options, unless anti-dilutive.

The components of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Basic Earnings per Common Share:
Net income	$8,761,000	$8,214,000	$10,524,000
Preferred stock dividends	(2,240,000)	(1,821,000)	-
Net income available to common stockholders	$6,521,000	$6,393,000	$10,524,000
Weighted average common shares outstanding	6,092,670	6,131,314	6,231,438
Basic earnings per common share	$1.07	$1.04	$1.69

	2010	2009	2008
Diluted Earnings per Common Share:
Net income available to common stockholders	$6,521,000	$6,393,000	$10,524,000
Effect of assumed preferred stock conversion	-	-	-
Net income applicable to diluted earnings per share	$6,521,000	$6,393,000	$10,524,000
Weighted average common shares outstanding	6,092,670	6,131,314	6,231,438
Dilutive potential common shares:
Assumed conversion of stock options	24,057	35,879	75,976
Assumed conversion of preferred stock	-	-	-
Diluted weighted average common shares outstanding	6,116,727	6,167,193	6,307,414
Diluted earnings per common share	$1.07	$1.04	$1.67

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because they were anti-dilutive:

	2010	2009	2008
Stock options to purchase shares of common stock	$202,970	$202,970	$124,813
Average dilutive potential common shares associated with convertible preferred stock	$1,122,833	$1,036,046	--

Note 3 – Cash and Due from Banks

Aggregate cash and due from bank balances of $318,000, $686,000 and $808,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2010, 2009 and 2008, respectively.

Note 4 – Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2010 and 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$152,086	$1,319	$(1,024)	$152,381
Obligations of states and political subdivisions	26,549	591	(226)	26,914
Mortgage-backed securities: Government Sponsored
Enterprise (GSE)-Residential	158,936	3,477	(1,482)	160,931
Trust preferred securities	6,595	-	(6,014)	581
Other securities	2,035	-	(26)	2,009
Total available-for-sale	$346,201	$5,387	$(8,772)	$342,816
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$89,640	$1,386	$(52)	$90,974
Obligations of states and political subdivisions	23,071	742	(97)	23,716
Mortgage-backed securities: GSE-Residential	111,301	3,343	(125)	114,519
Trust preferred securities	7,758	-	(4,603)	3,155
Other securities	6,166	187	(20)	6,333
Total available-for-sale	$237,936	$5,658	$(4,897)	$238,697
Held-to-maturity:
Obligations of states and political subdivisions	$459	$10	$-	$469

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The unrealized losses of these securities, which have maturities ranging from nineteen years to twenty seven years, is primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” below for further information regarding these securities.  Except as discussed below, management believes the declines in fair value for these securities are temporary.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Proceeds from sales	$10,936	$38,275	$2,322
Gross gains	543	637	293
Gross losses	-	-	-
Income tax expense	190	223	103

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2010 (dollars in thousands) and the weighted average yield for each range of maturities.  Mortgage-backed securities are aged according to their weighted average life.  All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$110,224	$38,582	$3,280	$-	$152,086
Obligations of state and political subdivisions	772	8,624	16,808	345	26,549
Mortgage-backed securities: GSE residential	2,252	101,121	55,563	-	158,936
Trust preferred securities	-	-	-	6,595	6,595
Other securities	-	2,000	-	35	2,035
Total investments	$113,248	$150,327	$75,651	$6,975	$346,201
Weighted average yield	1.74%	3.55%	3.46%	3.77%	2.94%
Full tax-equivalent yield	1.74%	3.67%	3.89%	3.88%	3.09%

Held-to-maturity:
Obligations of state and political subdivisions	$-	$50	$-	$-	$50
Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2010.

Investment securities carried at approximately $240,838,000 and $185,357,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2010 and 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,782	$(1,024)	$-	$-	$58,782	$(1,024)
Obligations of states and political subdivisions	7,263	(216)	252	(10)	7,515	(226)
Mortgage-backed securities: GSE residential	62,171	(1,482)	-	-	62,171	(1,482)
Trust preferred securities	-	-	581	(6,014)	581	(6,014)
Corporate bonds	2,009	(26)	-	-	2,009	(26)
Total	$130,225	$(2,748)	$833	$(6,024)	$131,058	$(8,772)
December 31, 2009:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$(52)	$-	$-	$90,974	$(52)
Obligations of states and political subdivisions	23,015	(40)	1,170	(57)	24,185	(97)
Mortgage-backed securities: GSE residential	114,431	(124)	88	(1)	114,519	(125)
Trust preferred securities	-	-	3,155	(4,603)	3,155	(4,603)
Corporate bonds	6,318	-	15	(20)	6,333	(20)
Total	$234,738	$(216)	$4,428	$(4,681)	$239,166	$(4,897)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies

At December 31, 2010 and 2009, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more. The unrealized losses on the Company’s investments in U.S. Treasury securities and obligations of U.S. corporations and agencies were caused by interest rate increases.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell these investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Obligations of states and political subdivisions

At December 31, 2010, there was one obligation of states and political subdivisions issued by a municipality with a fair value of $252,000 and unrealized losses of $10,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2009, there were four obligations of states and political subdivisions issued by two municipalities with a fair value of $1,170,000 and unrealized losses of $57,000 in a continuous unrealized loss position for twelve months or more. This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2010.

Mortgage-backed Securities: GSE Residential

At December 31, 2010, there were no mortgage-backed securities issued by Federal Home Loan Mortgage Corporation in a continuous unrealized loss position for twelve months or more. At December 31, 2009, there was one mortgage-backed security issued by Federal Home Loan Mortgage Corporation with a fair value of $88,000 and unrealized losses of $583 in a continuous unrealized loss position for twelve months or more.  This position was due to intermediate rates increasing since the purchase of these securities resulting in the market value of the security being lower than book value.

Trust Preferred Securities

At December 31, 2010, there were four trust preferred securities with a fair value of $581,000 and unrealized losses of $6,014,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2009, there were four trust preferred securities with a fair value of $3,155,000 and unrealized losses of $4,603,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded a total of $1,418,000 and $1,812,000 of OTTI for these securities during 2010 and 2009, respectively.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2010 and 2009. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at December 31, 2010. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value (Amortized Cost)	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded
PreTSL I	$829	$227	$(602)	$691
PreTSL II	1,143	137	(1,006)	2,071
PreTSL VI	201	81	(120)	127
PreTSL XXVIII	4,422	136	(4,286)	341
Total	$6,595	$581	$(6,014)	$3,230

Other securities

At December 31, 2010, there were no corporate bonds in a continuous unrealized loss position for twelve months or more. At December 31, 2009, there was one corporate bond with a fair value of $15,000 and unrealized losses of $20,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of this security has led to increased supply, while demand has decreased, leading to devaluation of the security. Management has evaluated this security and believes the decline in market value is liquidity, and not credit, related.

The Company does not believe any other individual unrealized loss as of December 31, 2010 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2010 and 2009 (in thousands). There were no credit losses recorded in income for the year ended December 31, 2008.

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	December 31, 2010	December 31, 2009
Credit losses on trust preferred securities held
Beginning of year	$1,812	$-
Additions related to OTTI losses not previously recognized	-	1,812
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	1,418	-
End of year	$3,230	$1,812

Maturities of investment securities were as follows at December 31, 2010 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$110,996	$110,263
Due after one-five years	49,206	50,120
Due after five-ten years	20,088	20,550
Due after ten years	6,975	952
	187,265	181,885
Mortgage-backed securities: GSE residential	158,936	160,931
Total available-for-sale	346,201	342,816

Held-to-maturity:
Due in one year or less	-	-
Due after one-five years	50	53
Due after five-ten years	-	-
Due after ten-years	-	-
Total held-to-maturity	50	53
Total investment securities	$346,251	$342,869

Note 5 – Loans

A summary of loans at December 31, 2010 and 2009 follows (in thousands):

	2010	2009
Construction and land development	$20,382	$28,041
Farm loans	65,036	62,316
1-4 Family residential properties	179,535	180,367
Multifamily residential properties	22,159	19,467
Commercial real estate	302,220	226,362
Loans secured by real estate	589,332	516,553
Agricultural loans	58,246	54,089
Commercial and industrial loans	126,391	105,303
Consumer loans	19,668	20,825
All other loans	12,464	3,787
Gross loans	806,101	700,557
Less:
Net deferred loan fees, premiums and discounts	1,520	(193)
Allowance for loan losses	10,393	9,462
Net loans	$794,188	$691,288

The 1-4 family residential properties balance in the above table includes loans held for sale of $114,000 and $149,000 at December 31, 2010 and 2009, respectively.  The following table presents the Company’s loan portfolio aging analysis as of December 31, 2010 and 2009 (in thousands):

December 31, 2010	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$5	$-	$150	$155	$20,224	$20,379	$-
Farm loans	5	0	761	766	64,226	64,992	-
1-4 Family residential properties	819	201	1,624	2,644	176,883	179,527	-
Multifamily residential properties	-	573	-	573	21,573	22,146	-
Commercial real estate	1,535	1,075	727	3,337	297,488	300,825	-
Loans secured by real estate	2,364	1,849	3,262	7,475	580,394	587,869	-
Agricultural loans	125	-	828	953	57,354	58,307	-
Commercial and industrial loans	473	64	259	796	125,523	126,319	-
Consumer loans	177	32	15	224	19,431	19,655	-
All other loans	-	-	-	-	12,431	12,431	-
Total loans	$3,139	$1,945	$4,364	$9,448	$795,133	$804,581	$-

December 31, 2009
Construction and land development	$18	$499	$1,893	$2,410	$25,631	$28,041	$-
Farm loans	7	166	1,408	1,581	60,749	62,330	-
1-4 Family residential properties	759	312	1,342	2,413	178,002	180,415	-
Multifamily residential properties	-	-	292	292	19,175	19,467	-
Commercial real estate	98	2,439	4,714	7,251	219,149	226,400	-
Loans secured by real estate	882	3,416	9,649	13,947	502,706	516,653	-
Agricultural loans	68	-	-	68	54,076	54,144	-
Commercial and industrial loans	333	313	202	848	104,503	105,351	-
Consumer loans	168	26	-	194	20,621	20,815	-
All other loans	-	-	-	-	3,787	3,787	-
Total loans	$1,451	$3,755	$9,851	$15,057	$685,693	$700,750	$-

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, collateral support, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogenous loans, such as commercial and commercial real estate loans.  This analysis is performed on a continuous basis. The Company uses the following definitions for risk ratings:

Watch. Loans classified as watch have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing factors, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010 and 2009 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$15,778	$20,122	$58,751	$55,663	$174,782	$172,473	$10,381	$18,980
Watch	2,219	4,206	4,710	4,040	267	1,052	6,204	-
Substandard	1,494	3,713	1,531	2,627	4,478	6,890	5,561	487
Doubtful	888	-	-	-	-	-	-	-
Total	$20,379	$28,041	$64,992	$62,330	$179,527	$180,415	$22,146	$19,467

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2010	2009	2010	2009	2010	2009	2010	2009
Pass	$276,174	$188,857	$53,293	$51,977	$120,284	$98,296	$19,655	$20,809
Watch	14,598	17,195	3,269	1,677	2,519	2,919	-	3
Substandard	10,053	19,348	1,745	490	3,516	4,136	-	3
Doubtful	-	-	-	-	-	-	-	-
Total	$300,825	$226,400	$58,307	$54,144	$126,319	$105,351	$19,655	$20,815

	All Other Loans		Total Loans
	2010	2009	2010	2009
Pass	$12,431	$3,787	$741,529	$631,964
Watch	-	-	33,786	31,092
Substandard	-	-	28,378	37,694
Doubtful	-	-	888	-
Total	$12,431	$3,787	$804,581	$700,750

A loan is considered impaired, in accordance with the impairment guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans but also include loans modified in trouble debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following tables present impaired loans for the years ended December 31, 2010 and 2009 (in thousands):

	2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,955	$1,955	$459	$1,975	$20
Farm loans	540	540	-	1,317	332
1-4 Family residential properties	2,565	2,595	296	2,720	144
Multifamily residential properties	573	669	69	670	-
Commercial real estate	3,036	4,215	80	4,425	167
Loans secured by real estate	8,669	9,974	904	11,107	663
Agricultural loans	828	828	-	993	-
Commercial and industrial loans	923	1,035	182	1,165	24
Consumer loans	14	14	-	17	-
All other loans	-	-	-	-	-
Total loans	$10,434	$11,851	$1,086	$13,282	$687

	2009
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$2,064	$2,064	$14	$2,112	$48
Farm loans	1,355	1,355	-	1,408	52
1-4 Family residential properties	1,968	6,233	91	2,186	111
Multifamily residential properties	487	487	59	563	74
Commercial real estate	6,063	6,829	399	7,027	133
Loans secured by real estate	11,937	16,968	563	13,296	418
Agricultural loans	-	-	-	-	-
Commercial and industrial loans	783	962	-	1,169	28
Consumer loans	-	-	-	-	-
All other loans	-	-	-	-	-
Total loans	$12,720	$17,930	$563	$14,465	$446

The following table presents the Company’s nonaccrual loans at December 31, 2010 and 2009 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2010	2009
Construction and land development	$1,955	$2,064
Farm loans	540	1,355
1-4 Family residential properties	2,565	1,968
Multifamily residential properties	573	487
Commercial real estate	2,149	6,063
Loans secured by real estate	7,782	11,937
Agricultural loans	828	-
Commercial and industrial loans	708	783
Consumer loans	14	-
All other loans	-	-
Total loans	$9,332	$12,720

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $9,332,000 and $12,720,000 at December 31, 2010 and 2009, respectively. Interest income which would have been recorded under the original terms of such nonaccrual loans totaled $428,000, $672,000 and $274,000 in 2010, 2009 and 2008, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2010, the Company’s loan portfolio included $123.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $108.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $6.8 million from $116.5 million at December 31, 2009 while loans concentrated in other grain farming increased $5.6 million from $102.5 million at December 31, 2009.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $49.7 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87.2 million of loans to lessors of non-residential buildings and $49.5 million of loans to lessors of residential buildings and dwellings.

Note 6 – Allowance for Loan Losses

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2010 and 2009 (in thousands):

	2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	-	(3,122)
Recoveries	176	3	135	2	-	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393

Ending balance:
Individually evaluated for impairment	$1,086	$-	$-	$-	$-	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581

Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$-	$-	$-	$8,484
Collectively evaluated for impairment	$358,421	$111,304	$164,065	$19,675	$142,632	$796,097
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

	2009
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$5,345	$223	$510	$436	$1,073	$7,587
Provision charged to expense	3,315	89	202	240	(252)	3,594
Losses charged off	(1,256)	-	(352)	(271)	-	(1,879)
Recoveries	24	3	128	5	-	160
Balance, end of year	$7,428	$315	$488	$410	$821	$9,462

Ending balance:
Individually evaluated for impairment	$563	$-	$-	$-	$-	$563
Collectively evaluated for impairment	$6,865	$315	$488	$410	$821	$8,899
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$376,170	$111,845	$180,404	$21,518	$10,813	$700,750

Ending balance:
Individually evaluated for impairment	$9,509	$1,356	$-	$-	$-	$10,865
Collectively evaluated for impairment	$366,661	$110,489	$180,404	$21,518	$10,813	$689,885
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

During the year ended December 31, 2008, changes in the allowance for loan losses were as follows:

Balance, beginning of year	$6,118
Provision for loan losses	3,559
Charge-offs	(2,422)
Recoveries	332
Balance, end of year	$7,587

Note 7 – Premises and Equipment, Net

Premises and equipment at December 31, 2010 and 2009 consisted of:

	2010	2009
Land	$5,533	$3,569
Buildings and improvements	26,174	17,347
Furniture and equipment	14,707	13,223
Leasehold improvements	3,005	1,341
Construction in progress	10	-
Subtotal	49,429	35,480
Accumulated depreciation and amortization	20,885	19,993
Total	$28,544	$15,487

Depreciation and amortization expense was $1,829,000, $1,538,000 and $1,617,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8 – Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2010 and 2009:

	2010		2009
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$29,513	$3,760	$21,123	$3,760
Intangibles from branch acquisition	3,015	2,764	3,015	2,563
Core deposit intangibles	8,986	4,376	5,936	3,953
Customer list intangibles	1,904	1,697	1,904	1,507
	$43,418	$12,597	$31,978	$11,783

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

Purchase price		$15,610
Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Intangibles from branch acquisitions	$201	$201	$201
Core deposit intangibles	423	339	374
Customer list intangibles	190	190	191
	$814	$730	$766

Estimated amortization expense for each of the five succeeding years is shown in the table below:

Estimated amortization expense:
For period ended 12/31/11	$1,134
For period ended 12/31/12	$774
For period ended 12/31/13	$673
For period ended 12/31/14	$643
For period ended 12/31/15	$616

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2010 and 2009, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 10 – Deposits

As of December 31, 2010 and 2009, deposits consisted of the following:

	2010	2009
Demand deposits:
Non-interest bearing	$183,932	$128,726
Interest-bearing	209,203	169,480
Savings	215,178	131,941
Money market	287,382	184,224
Time deposits	317,015	226,039
Total deposits	$1,212,710	$840,410

Total interest expense on deposits for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Interest-bearing demand	$500	$539	$1,100
Savings	1,279	882	618
Money market	2,690	2,304	2,535
Time deposits	4,002	9,245	12,339
Total	$8,471	$12,970	$16,592

As of December 31, 2010, 2009 and 2008, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2010	2009	2008
Outstanding	$88,928	$81,692	$129,397
Interest expense for the year	1,719	3,857	4,416

The following table shows the amount of maturities for all time deposits as of December 31, 2010:

Less than 1 year	$248,402
1 year to 2 years	32,530
2 years to 3 years	15,897
3 years to 4 years	9,263
4 years to 5 years	10,570
Over 5 years	353
Total	$317,015

In 2010, the Company’s significant deposits included brokered CDs and deposit relationships with various public entities. As of December 31, 2010, the Company had one brokered CD which totaled $5 million.  In addition, the Company maintains account relationships with various public entities throughout its market areas. Four public entities had total balances of $31.2 million in various checking accounts and time deposits as of December 31, 2010. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 11 – Borrowings

As of December 31, 2010 and 2009 borrowings consisted of the following:

	2010	2009
Securities sold under agreements to repurchase	$94,057	$80,386
Federal Home Loan Bank advances:
Fixed-term advances	22,750	32,750
Subordinated debentures	20,620	20,620
Total	$137,427	$133,756

Aggregate annual maturities of long-term borrowings at December 31, 2009 are:

2011	$3,000
2012	14,750
2013	-
2014	-
2015	-
Thereafter	25,620
$43,370

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances totaling $22.75 million are as follows:

•	$3 million advance at 5.98% with a 10-year maturity, matured March 1, 2011
•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .15%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2010) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

	2010	2009	2008
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$94,530	$83,826	$80,708
Average amount outstanding for the year	76,758	72,589	61,108

At December 31, 2010 and 2009, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 23, 2010. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (1.43% at December 31, 2010) is floating at 1.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2010 and 2008. The Company was in compliance with all of the existing covenants at December 31, 2009 except the Company’s return on assets ratio was .74% as of December 31, 2009 which was below the covenant ratio required at that date of .75%. The Company received a waiver from Northern Trust Company for this covenant as of December 31, 2009.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2010 and 2009 the rate was 3.15% and 3.10%, respectively. The Company used the proceeds of the offering for general corporate purposes.

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

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2009, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until September 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. Additionally, as discussed above under “Dodd-Frank Wall Street Reform and Consumer Protection Act,” the existing trust preferred securities issued by Trust I and Trust II will continue to count as Tier 1 capital.

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
Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2010 and 2009, that all capital adequacy requirements have been met.

As of December 31, 2010 and 2009, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table.  At December 31, 2010, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to risk-weighted assets)
Company	$118,622	12.84%	$73,914	> 8.00%	N/A	N/A
First Mid Bank	108,229	12.32	73,491	> 8.00	$91,864	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	118,622	11.71	36,957	> 4.00	N/A	N/A
First Mid Bank	108,229	11.19	36,745	> 4.00	55,118	> 6.00
Tier 1 Capital (to average assets)
Company	118,622	7.42	58,369	> 4.00	N/A	N/A
First Mid Bank	108,229	7.07	58,141	> 4.00	72,676	> 5.00
December 31, 2009
Total Capital (to risk-weighted assets)
Company	$123,977	15.76%	$62,949	> 8.00%	N/A	N/A
First Mid Bank	112,982	14.50	62,367	> 8.00	$77,958	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	114,635	14.57	31,474	> 4.00	N/A	N/A
First Mid Bank	103,730	13.31	31,183	> 4.00	46,775	> 6.00
Tier 1 Capital (to average assets)
Company	114,635	10.63	43,150	> 4.00	N/A	N/A
First Mid Bank	103,730	9.67	42,886	> 4.00	53,607	> 5.00

Note 13 – Disclosure of Fair Values of Financial Instruments

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2010,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,381	$-	$152,381	$-
Obligations of states and political subdivisions	26,914	-	26,914	-
Mortgage-backed securities: GSE residential	160,931	-	160,863	68
Trust preferred securities	581	-	-	581
Other securities	2,009	31	1,978	-
Total available-for-sale securities	$342,816	$31	$342,136	$649

December 31, 2009
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$90,974	$-	$90,974	$-
Obligations of states and political subdivisions	23,716	-	23,716	-
Mortgage-backed securities: GSE residential	114,519	-	114,444	75
Trust preferred securities	3,155	-	-	3,155
Other securities	6,333	15	6,318	-
Total available-for-sale securities	$238,697	$15	$235,452	$3,230

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 is summarized as follows (in thousands):

	Available-for-Sale Securities
December 31, 2010	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,418)	(1,418)
Included in other comprehensive income (loss)	1	(1,411)	(1,410)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(8)	255	247
Ending balance	$68	$581	$649

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,418)	$(1,418)

	Available-for-Sale Securities
December 31, 2009	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$81	$5,378	$5,459
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,812)	(1,812)
Included in other comprehensive income (loss)	2	(653)	(651)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(8)	242	234
Ending balance	$75	$3,155	$3,230

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,812)	$(1,812)

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of December 31, 2010 was $4,809,000 and a fair value of $3,854,000 resulting in specific loss exposures of $955,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2010 was $6,127,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $940,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements Using
December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$3,854	$-	$-	$3,854
Foreclosed assets held for sale	940	-	-	940

December 31, 2009
Impaired loans (collateral dependent)	$5,068	$-	$-	$5,068
Foreclosed assets held for sale	1,020	-	-	1,020

Other

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, certificates of deposit investments and Federal Reserve and Federal Home Loan Bank Stock

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$151,493	$151.493	$30,411	$30,411
Federal funds sold	80,000	80,000	60,000	60,000
Certificates of deposit investments	10,000	9,996	9,344	9,376
Available-for-sale securities	342,816	342,816	238,697	238,697
Held-to-maturity securities	50	53	459	469
Loans held for sale	114	114	149	149
Loans net of allowance for loan losses	794,074	799,039	691,139	698,798
Interest receivable	6,390	6,390	6,871	6,871
Federal Reserve Bank stock	1,520	1,520	1,368	1,368
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,212,710	$1,214,025	$840,410	$841,737
Securities sold under agreements to repurchase	94,057	94,058	80,386	80,389
Interest payable	701	701	861	861
Federal Home Loan Bank borrowings	22,750	23,953	32,750	34,448
Junior subordinated debentures	20,620	11,438	20,620	11,371

Note 14—Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2010, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,928,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,928,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2010 and 2009 the Company issued 4,766 common shares and 9,916 common shares, respectively, pursuant to the DCP.

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

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. There were no options granted during 2010 or 2009.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following assumptions were used in estimating the fair value for options granted in 2008.

Average expected volatility	13.4%
Average expected dividend yield	1.6%
Average expected term	5.9 yrs
Average risk-free interest rate	1.3%

The total compensation cost recognized in the income statement for 2010 was $52,000 with a related tax benefit of $433.  The total compensation cost recognized in the income statement for 2009 was $53,000 with a related tax benefit of $2,000. The total compensation cost recognized in the income statement for 2008 was $58,000 with a related tax benefit of $1,000.

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2010, 2009 and 2008, and changes during the years then ended is presented below:

	2010
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	289,033	$20.54
Granted	-	-
Exercised	(49,500)	11.05
Forfeited or expired	(1)	8.37
Outstanding, end of year	239,532	$22.50	4.16	$204,345
Exercisable, end of year	204,407	$22.18	3.58	$204,345

Stock options for 202,970 and 167,845 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2010 because they were anti-dilutive.

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

The weighted-average grant-date fair value of options granted during the year 2008 was $2.51. There were no options granted during the years 2010 and 2009.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $365,000, $308,000, and $1,176,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2010, 2009 and 2008, and changes during the years then ended, is presented below:

	2010		2009		2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	49,375	$3.34	75,953	$3.90	81,359	$6.26
Granted	-	-	-	-	27,500	2.51
Vested	(14,250)	3.47	(24,453)	5.29	(32,906)	4.81
Forfeited	-	-	(2,125)	3.70	-	-
Unvested, end of year	35,125	$3.29	49,375	$3.34	75,953	$3.90

As of December 31, 2010 and 2009, there was $69,000 and $120,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  That cost is expected to be recognized over a period of three years.  The total fair value of shares subject to options that vested during the years ended December 31, 2010, 2009, and 2008, was $49,000, $129,000, and $158,000, respectively.

The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $17.50	36,563	1.65	$11.66	36,563	$11.66
$17.50 to $25.00	91,469	4.41	$21.34	71,594	$20.88
Above $25.00	111,500	4.78	$27.00	96,250	$27.14
	239,532	4.16	$22.50	204,407	$22.18

Note 16 – Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $803,000, $757,000 and $739,000 in 2010, 2009 and 2008, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $60,000, $90,000 and $86,000 in 2010, 2009 and 2008, respectively. The current liability recorded for these two agreements was $913,000 and $903,000, as of December 31, 2010 and 2009, respectively.

Note 17 – Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Current
Federal	$4,167	$4,761	$5,342
State	790	761	732
Total Current	4,957	5,522	6,074
Deferred
Federal	(286)	(1,201)	(492)
State	(149)	(314)	(139)
Total Deferred	(435)	(1,515)	(631)
Total	$4,522	$4,007	$5,443

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2010, 2009 and 2008, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2010	2009	2008
Expected income taxes	$4,649	$4,277	$5,589
Effects of:
Tax-exempt income	(511)	(483)	(469)
Nondeductible interest expense	20	31	41
State taxes, net of federal taxes	417	291	385
Other items	47	(9)	(3)
Effect of marginal tax rate	(100)	(100)	(100)
Total	$4,522	$4,007	$5,443

Tax expense recorded by the Company during 2010, 2009 and 2008 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$4,059	$3,695
Available-for-sale investment securities	1,319	-
Deferred compensation	951	940
Supplemental retirement	357	352
Core deposit premium amortization	26	47
Depreciation	-	30
Interest on non-accrual loans	229	328
Other-than-temporary impairment on securities	1,261	708
Other	260	180
Total gross deferred tax assets	$8,462	$6,280
Deferred tax liabilities:
Deferred loan costs	$92	$80
Goodwill	1,620	1,402
Prepaid expenses	135	149
FHLB stock dividend	322	322
Depreciation	373	-
Purchase accounting	587	709
Accumulated accretion	59	99
Available-for-sale investment securities	-	297
Total gross deferred tax liabilities	$3,188	$3,058
Net deferred tax assets	$5,274	$3,222
Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets has been recorded at December 31, 2010 and 2009 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  As of December 31, 2010, approximately $16.4 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2010 and 2009 are as follows:

	2010	2009
Unused commitments including lines of credit:
Commercial real estate	$15,882	$7,341
Commercial operating	87,068	68,178
Home Equity	25,421	19,150
Other	34,556	30,515
Total	$162,927	$125,184
Standby letters of credit	$6,349	$7,738

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2010 and 2009. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 20—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $21,056,000 and $23,221,000 at December 31, 2010 and 2009, respectively.  Activity during 2010 and 2009 was as follows:

	2010	2009
Beginning balance	$23,221	$18,817
New loans	3,852	14,254
Loan repayments	(6,017)	(9,850)
Ending balance	$21,056	$23,221

Deposits from related parties held by First Mid Bank at December 31, 2010 and 2009 totaled $38,569,000 and $17,591,000, respectively.

Note 21 – Business Combination

On September 10, 2010, First Mid Bank completed its acquisition of 10 Illinois bank branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois. The acquisition was consistent with the Company’s strategy to expand its overall service area and bring added convenience to its customers by offering banking capabilities in 25 Illinois communities. In accordance with the Branch Purchase and Assumption Agreement, dated as of May 7, 2010, by and between First Mid Bank and First Bank, First Mid Bank acquired approximately $336 million of deposits, approximately $135 million of performing loans and the bank facilities and certain other assets of the Branches.  First Mid Bank paid First Bank (a) the principal amount of the loans acquired, (b) the net book value, or approximately $5.3 million, for the bank facilities and certain assets located at the Branches, (c) a deposit premium of 4.77% on the core deposits acquired, which equated to approximately $15.6 million, and (d) approximately $1.8 million for the cash on hand at the Branches, with proration of certain periodic expenses.  The acquisition settled by First Bank paying cash of $178.3 million to First Mid Bank for the difference between these amounts and the total deposits assumed.  The purchase was accounted for under the acquisition method in accordance with ASC 805, “Business Combinations,” and accordingly the assets and liabilities were recorded at their fair values on the date of acquisition.

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

The Company recognized $1,154,000 of costs related to completion of the acquisition during 2010. These acquisition costs are included in other expense. The difference between the fair value and acquired value of the purchased loans of $2,102,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $1,413,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $3,050,000, will be amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of each year (in thousands):

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
Net interest income	$46,425	$44,018
Provision for loan losses	4,737	4,594
Non-interest income	14,686	14,578
Non-interest expense	41,614	40,608
Income before income taxes	14,760	13,394
Income tax expense	4,527	3,874
Net income	$10,233	$9,520
Dividends on preferred shares	2,240	1,821
Net income available to common stockholders	$7,993	$7,699

Earnings per share
Basic	$1.31	$1.26
Diluted	$1.31	$1.25

Basic weighted average shares outstanding	6,092,670	6,131,314
Diluted weighted average shares outstanding	6,116,727	6,167,193

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

Note 22 – Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings that expire over the next ten years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $884,000, $543,000 and $458,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Future minimum lease payments under operating leases are:

Operating Leases
2011	$1,148
2012	1,128
2013	1,127
2014	623
2015	623
Thereafter	1,228
Total minimum lease payments	$5,877

Note 23– Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2010	2009
Assets
Cash	$2,381	$5,860
Premises and equipment, net	481	528
Investment in subsidiaries	130,179	123,513
Other assets	2,800	4,890
Total Assets	$135,841	$134,791
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,706	$1,688
Debt	20,620	20,620
Other liabilities	1,250	1,262
Total Liabilities	23,576	23,570
Stockholders’ equity	112,265	111,221
Total Liabilities and Stockholders’ equity	$135,841	$134,791

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2010	2009	2008
Income:
Dividends from subsidiaries	$6,744	$-	$9,375
Other income	8	29	307
Total income	6,752	29	9,682
Operating expenses	2,728	2,958	3,284
Income before income taxes and equity
in undistributed earnings of subsidiaries	4,024	(2,929)	6,398
Income tax benefit	1,062	1,148	1,325
Income before equity in undistributed
earnings of subsidiaries	5,086	(1,781)	7,723
Equity in undistributed earnings of subsidiaries	3,675	9,995	2,801
Net income	$8,761	$8,214	$10,524

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income	$8,761	$8,214	$10,524
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	47	47	48
Equity in undistributed earnings of
subsidiaries	(3,675)	(9,995)	(2,801)
(Increase) decrease in other assets	(3,222)	(447)	2,049
Increase (decrease) in other liabilities	(12)	(126)	119
Net cash provided by operating activities	1,899	(2,307)	9,939
Cash flows from financing activities:
Repayment of long-term debt	-	(13,000)	(6,500)
Proceeds from long-term debt	-	-	5,000
Proceeds from issuance of preferred stock	-	24,635	-
Proceeds from issuance of common stock	971	894	1,136
Purchase of treasury stock	(2,499)	(3,122)	(6,784)
Dividends paid on preferred stock	(2,136)	(1,242)	-
Dividends paid on common stock	(1,714)	(1,521)	(1,553)
Net cash provided by (used in) financing activities	(5,378)	6,644	(8,701)
(Decrease) increase in cash	(3,479)	4,337	1,238
Cash at beginning of year	5,860	1,523	285
Cash at end of year	$2,381	$5,860	$1,523

Note 24 – Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2010
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$12,210	$12,071	$12,464	$14,138
Interest expense	2,819	2,661	2,686	2,590
Net interest income	9,391	9,410	9,778	11,548
Provision for loan losses	760	1,083	884	1,010
Net interest income after provision for loan losses	8,631	8,327	8,894	10,538
Other income	3,068	3,043	3,652	4,057
Other expense	7,790	8,708	9,536	10,893
Income before income taxes	3,909	2,662	3,010	3,702
Income taxes	1,361	880	998	1,283
Net income	2,548	1,782	2,012	2,419
Dividends on preferred shares	577	554	554	555
Net income available to common stockholders	$1,971	$1,228	$1,458	$1,864

Basic earnings per common share	$0.32	$0.20	$0.24	$0.31
Diluted earnings per common share	$0.32	$0.20	$0.24	$0.31

	Quarters ended in 2009
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$12,964	$12,906	$12,938	$12,601
Interest expense	4,360	4,415	4,034	3,028
Net interest income	8,604	8,491	8,904	9,573
Provision for loan losses	604	638	928	1,424
Net interest income after provision for loan losses	8,000	7,853	7,976	8,149
Other income	3,683	3,644	3,195	2,933
Other expense	8,383	8,615	7,949	8,265
Income before income taxes	3,300	2,882	3,222	2,817
Income taxes	1,115	883	1,078	931
Net income	2,185	1,999	2,144	1,886
Dividends on preferred shares	266	509	515	531
Net income available to common stockholders	$1,919	$1,490	$1,629	$1,355

Basic earnings per common share	$0.31	$0.25	$0.27	$0.21
Diluted earnings per common share	$0.31	$0.25	$0.27	$0.21

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2,  2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP
Decatur, Illinois
March 2, 2011

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2010, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 2, 2011

/s/ William S. Rowland
William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ BKD, LLP

Decatur, Illinois
March 2, 2011

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and the Section 16—Beneficial Ownership Reporting Compliance of the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders.

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company.  This code of ethics is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Directors’ Compensation,” Corporate Governance Matters-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		404,374	(1)
(B) Stock Incentive Plan	239,532	(2)	$22.50	(3)	240,500	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	239,532		$22.50		644,874

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 15 – “Stock Option Plan” herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2010 and 2009

•	Consolidated Statements of Income -- For the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2010, 2009 and 2008.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated:    March 2, 2011

By: /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 2nd day of March 2011, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title

/s/ William S. Rowland

William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael L. Taylor
Michael L. Taylor, Executive Vice President and Chief Financial Officer
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

2.1
Branch Purchase and Assumption Agreement between First Mid-Illinois Bank & Trust, N.A. and First Bank dated May 7, 2010
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s 8-K filed with the SEC on May 7, 2010.

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

3.4
Certificate of Designation, Preferences and Rights of Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock of the Company
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2011.

4.1
Rights Agreement, dated as of September 22, 2009, between First Mid-Illinois Bancshares, Inc. and Harris Trust and Savings Bank,  as Rights Agent
Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Registration Statement on Form 8-A filed with the SEC on September 24, 2009.

4.2	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
4.3	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2011.
10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2010.

10.2	Employment Agreement between the Company and John W. Hedges Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on October 1, 2008.
10.4
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2010.

10.5
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2010.

10.6
Employment Agreement between the Company and Charles A. LeFebvre
Incorporated by reference to Exhibit 10.3 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2010.

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
10.12
First Amendment to 2007 Stock Incentive Plan
Incorporated by reference to Exhibit 10.12 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2009.

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