Form 10-Q
period 2011-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2011-05-05
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

As of May 5, 2011, 6,059,527 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks:
Non-interest bearing	$25,537	$21,008
Interest bearing	112,275	130,485
Federal funds sold	80,000	80,000
Cash and cash equivalents	217,812	231,493
Certificates of deposit investments	10,000	10,000
Investment securities:
Available-for-sale, at fair value	387,196	342,816
Held-to-maturity, at amortized cost (estimated fair value of $53
at March 31, 2011 and December 31, 2010)	50	50
Loans held for sale	562	114
Loans	794,535	804,467
Less allowance for loan losses	(10,651)	(10,393)
Net loans	783,884	794,074
Interest receivable	5,711	6,390
Other real estate owned	5,926	6,127
Premises and equipment, net	28,331	28,544
Goodwill, net	25,753	25,753
Intangible assets, net	4,782	5,068
Other assets	17,836	17,816
Total assets	$1,487,843	$1,468,245
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$198,745	$183,932
Interest bearing	1,017,620	1,028,778
Total deposits	1,216,365	1,212,710
Securities sold under agreements to repurchase	94,670	94,057
Interest payable	632	701
FHLB borrowings	19,750	22,750
Junior subordinated debentures	20,620	20,620
Other liabilities	6,897	5,142
Total liabilities	1,358,934	1,355,980
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000 shares;
issued 7,679 shares in 2011 and 4,927 shares in 2010	38,395	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,496,801 shares in 2011 and 7,477,132 shares in 2010	29,987	29,909
Additional paid-in capital	28,528	28,223
Retained earnings	68,494	66,356
Deferred compensation	2,885	2,929
Accumulated other comprehensive loss	(1,321)	(2,066)
Less treasury stock at cost, 1,439,143 shares in 2011
and 1,418,456 shares in 2010	(38,059)	(37,721)
Total stockholders’ equity	128,909	112,265
Total liabilities and stockholders’ equity	$1,487,843	$1,468,245

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$11,463	$9,914
Interest on investment securities	2,444	2,235
Interest on certificates of deposit investments	21	30
Interest on federal funds sold	24	16
Interest on deposits with other financial institutions	77	15
Total interest income	14,029	12,210
Interest expense:
Interest on deposits	1,819	2,186
Interest on securities sold under agreements to repurchase	33	30
Interest on FHLB borrowings	211	343
Interest on subordinated debentures	261	260
Total interest expense	2,324	2,819
Net interest income	11,705	9,391
Provision for loan losses	940	760
Net interest income after provision for loan losses	10,765	8,631
Other income:
Trust revenues	781	624
Brokerage commissions	155	129
Insurance commissions	608	644
Service charges	1,096	1,076
Securities gains, net	181	241
Total other-than-temporary impairment losses	(185)	(623)
Portion of loss recognized in other comprehensive loss	-	-
Other-than-temporary impairment losses recognized in earnings	(185)	(623)
Mortgage banking revenue, net	116	96
ATM / debit card revenue	832	624
Other	421	257
Total other income	4,005	3,068
Other expense:
Salaries and employee benefits	5,434	4,368
Net occupancy and equipment expense	1,967	1,278
Net other real estate owned expense	120	(152)
FDIC insurance	434	318
Amortization of intangible assets	286	176
Stationery and supplies	138	115
Legal and professional	567	429
Marketing and donations	201	203
Other	1,145	1,055
Total other expense	10,292	7,790
Income before income taxes	4,478	3,909
Income taxes	1,633	1,361
Net income	$2,845	$2,548
Dividends on preferred shares	707	577
Net income available to common stockholders	$2,138	$1,971
Per share data:
Basic net income per common share available to common stockholders	$0.35	$0.32
Diluted net income per common share available to common stockholders	$0.35	$0.32
Cash dividends declared per common share	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$2,845	$2,548
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	940	760
Depreciation, amortization and accretion, net	1,320	741
Stock-based compensation expense	13	13
Gains on investment securities, net	(181)	(241)
Other-than-temporary impairment losses recognized in earnings	185	623
Gains on sales of other real property owned, net	(21)	(168)
Loss on write down of fixed assets	-	1
(Gains) losses on sale of loans held for sale, net	(118)	89
Origination of loans held for sale	(10,835)	(7,475)
Proceeds from sale of loans held for sale	10,505	6,659
Increase in other assets	67	3,907
Increase (decrease) in other liabilities	2,129	(1,289)
Net cash provided by operating activities	6,849	6,168
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,179	2,187
Purchases of certificates of deposit investments	(2,179)	(2,843)
Proceeds from sales of securities available-for-sale	5,606	6,367
Proceeds from maturities of securities available-for-sale	19,578	21,182
Proceeds from maturities of securities held-to-maturity	-	145
Purchases of securities available-for-sale	(68,767)	(25,067)
Net decrease in loans	9,250	14,082
Purchases of premises and equipment	(401)	(142)
Proceeds from sales of other real property owned	357	1,137
Net cash provided by (used in) investing activities	(34,377)	17,048
Cash flows from financing activities:
Net increase in deposits	3,655	11,571
(Increase) decrease in repurchase agreements	613	(15,194)
Repayment of long term FHLB advances	(3,000)	(5,000)
Proceeds from issuance of common stock	51	143
Proceeds from issuance of preferred stock	13,760	-
Purchase of treasury stock	(382)	(102)
Dividends paid on preferred stock	(850)	(857)
Net cash provided by(used in) financing activities	13,847	(9,439)
Increase (decrease) in cash and cash equivalents	(13,681)	13,777
Cash and cash equivalents at beginning of period	231,493	90,411
Cash and cash equivalents at end of period	$217,812	$104,188

--

	Three months ended March 31,
	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,393	$2,915
Income taxes	-	750
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	135	651
Dividends reinvested in common stock	301	299
Net tax benefit related to option and deferred compensation plans	19	32

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2011 and 2010, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2011 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. The Company operates as a one-segment entity for financial reporting purposes.

The 2010 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2010, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first three months of 2011.

Convertible Preferred Stock

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

Each share of the Series B Preferred Stock may be converted at any time at the option of the holder into shares of the Company’s common stock.  The number of shares of common stock into which each share of the Series B Preferred Stock is convertible is the $5,000 liquidation preference per share divided by the Conversion Price initially set at $21.94.  The Conversion Price is subject to adjustment from time to time pursuant to the terms of the Certificate of Designation (the “Series B Certificate of Designation”).   If at the time of conversion, there are any authorized, declared and unpaid dividends with respect to a converted share of Series B Preferred Stock, the holder will receive cash in lieu of the dividends, and a holder will receive cash in lieu of fractional shares of common stock following conversion.

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

--

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at March 31, 2011 was $14.94.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011 and March 2, 2011.  The new conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.77.  If additional Series C Preferred Stock is sold following an Investor’s receipt of applicable bank regulatory approval, subsequent adjustments will be made to the conversion price of the Series B Preferred Stock

Series C Convertible Preferred Stock.  On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three investors received the required bank regulatory approval and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these investors. The balance of the Series C Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process applicable to their purchases.

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

After the fifth anniversary of March 2, 2011, the original issuance date of the shares of the Series C Preferred Stock constituting a majority of the shares issued, the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series C Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company also has the right at any time after March 2, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2011 was $9.90 and the NASDAQ Bank Index value at March 31, 2011 was 1,827.79.

--

Comprehensive Income

The Company’s comprehensive income for the three-month periods ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Net income	$2,845	$2,548
Other comprehensive income:
Unrealized gains on securities available-for-sale	1,262	772
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(46)	(329)
Other-than-temporary impairment losses recognized in earnings	185	623
Reclassification adjustment for realized gains included in income	(181)	(241)
Other comprehensive income before taxes	1,220	825
Tax expense	(475)	(321)
Total other comprehensive income	745	504
Comprehensive income	$3,590	$3,052

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
March 31, 2011	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$3,710	$-	$3,710
Other-than-temporary impairment losses on securities	-	(5,875)	(5,875)
Tax benefit (expense)	(1,446)	2,290	844
Balance at March 31, 2011	$2,264	$(3,585)	$(1,321)

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
March 31, 2010	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$2,629	$-	$2,629
Other-than-temporary impairment losses on securities	-	(6,014)	(6,014)
Tax benefit (expense)	(1,025)	2,344	1,319
Balance at March 31, 2010	$1,604	$(3,670)	$(2,066)

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

--

Adoption of New Accounting Guidance

Accounting Standards Update (ASU) 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disclosures related to period-end balances and the disclosures of activity that occurs during the reporting period were effective for annual or interim reporting periods beginning after December 15, 2010. The Financial Accounting Standards Board (“FASB”)  elected to defer the disclosures related to troubled debt restructurings (“TDRs”)  included within ASU No. 2010-20. These disclosures did not have a material impact on the Company’s financial statements.

ASU 2011-01 – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU No. 2011-01 in January 2011. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s financial statements.

ASU No. 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20 so that these disclosures are expected to be effective for the second quarter of 2011.  The provisions of ASU No. 2011-02 are effective for reporting periods ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s financial statements.

Note 2 -- Earnings Per Share

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

The components of basic and diluted net income per common share available to common stockholders for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three months ended
	March 31,
	2011	2010
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$2,845,000	$2,548,000
Preferred stock dividends	(707,000)	(577,000)
Net income available to common stockholders	$2,138,000	$1,971,000
Weighted average common shares outstanding	6,072,602	6,098,804
Basic earnings per common share	$.35	$.32
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,138,000	$1,971,000
Effect of assumed preferred stock conversion	-	-
Net income applicable to diluted earnings per share	$2,138,000	$1,971,000
Weighted average common shares outstanding	6,072,602	6,098,804
Dilutive potential common shares:
Assumed conversion of stock options	12,754	27,054
Assumed conversion of preferred stock	-	-
Diluted weighted average common shares outstanding	6,085,356	6,125,858
Diluted earnings per common share	$.35	$.32

--

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended March 31, 2011 and 2010 because they were anti-dilutive:

	Three months ended
	March 31,
	2011	2010
Stock options to purchase shares of common stock	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	1,755,657	1,118,429

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
March 31, 2011
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$178,878	$1,200	$(870)	$179,208
Obligations of states and political subdivisions	26,351	931	(70)	27,212
Mortgage-backed securities: GSE residential	175,686	3,541	(1,015)	178,212
Trust preferred securities	6,410	-	(5,875)	535
Other securities	2,036	-	(7)	2,029
Total available-for-sale	$389,361	$5,672	$(7,837)	$387,196
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

December 31, 2010
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$152,086	$1,319	$(1,024)	$152,381
Obligations of states and political subdivisions	26,549	591	(226)	26,914
Mortgage-backed securities: GSE residential	158,936	3,477	(1,482)	160,931
Trust preferred securities	6,595	-	(6,014)	581
Other securities	2,035	-	(26)	2,009
Total available-for-sale	$346,201	$5,387	$(8,772)	$342,816
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from four years to twenty-nine years, are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

--

Realized gains and losses resulting from sales of securities were as follows during the periods ended March 31, 2011 and 2010 and the year ended December 31, 2010 (in thousands):

	March 31,	March 31,	December 31,
	2011	2010	2010
Gross gains	$181	$241	$543
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at March 31, 2011 and the weighted average yield for each range of maturities (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$146,188	$29,724	$3,296	$-	$179,208
Obligations of state and
political subdivisions	583	10,075	16,207	347	27,212
Mortgage-backed securities: GSE residential	1,863	115,323	61,026	-	178,212
Trust preferred securities	-	-	-	535	535
Other securities	-	1,995	-	34	2,029
Total investments	$148,634	$157,117	$80,529	$916	$387,196

Weighted average yield	1.97%	3.46%	3.54%	3.73%	2.91%
Full tax-equivalent yield	1.97%	3.58%	3.93%	3.85%	3.04%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$53	$-	$-	$53

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2011.

Investment securities carried at approximately $235,099,000 and $240,838,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

--

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2011 and December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$76,578	$(870)	$-	$-	$76,578	$(870)
Obligations of states and political subdivisions	4,479	(64)	255	(6)	4,734	(70)
Mortgage-backed securities: GSE residential	62,455	(1,015)	-	-	62,455	(1,015)
Trust preferred securities	-	-	535	(5,875)	535	(5,875)
Other securities	2,028	(7)	-	-	2,028	(7)
Total	$145,540	$(1,956)	$790	$(5,881)	$146,329	$(7,837)
December 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,782	$(1,024)	$-	$-	$58,782	$(1,024)
Obligations of states and political subdivisions	7,263	(216)	252	(10)	7,515	(226)
Mortgage-backed securities: GSE residential	62,171	(1,482)	-	-	62,171	(1,482)
Trust preferred securities	-	-	581	(6,014)	581	(6,014)
Other securities	2,009	(26)	-	-	2,009	(26)
Total	$130,225	$(2,748)	$833	$(6,024)	$131,058	$(8,772)

Obligations of states and political subdivisions. At March 31, 2011, there was one obligation of states and political subdivisions issued by a municipality with a fair value of $255,000 and unrealized losses of $6,000 in a continuous unrealized loss position for twelve months or more.  This position was due to yield on municipal securities increasing since the purchase of this securities resulting in the market value being lower than book value. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2011.

Trust Preferred Securities. At March 31, 2011, there were four trust preferred securities with a fair value of $535,000 and unrealized losses of $5,875,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $185,000 for the credit portion of the unrealized loss of these trust preferred securities in the quarter ended March 31, 2011. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of March 31, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at March 31, 2011. However, future downgrades or additional deferrals and defaults in these securities, in particular the PreTSL XXVIII security which has the largest current book value, could result in additional OTTI and, consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$829	$144	$(685)	$691
PreTSL II	1,047	151	(896)	2,167
PreTSL VI	201	83	(118)	127
PreTSL XXVIII	4,333	157	(4,176)	430
Total	$6,410	$535	$(5,875)	$3,415

--

The Company does not believe any other individual unrealized loss as of March 31, 2011 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	March 31, 2011	March 31, 2010
Credit losses on trust preferred securities held
Beginning of period	$3,230	$1,812
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	185	623
Reductions due to increases in expected cash flows	-	-
End of period	$3,415	$2,435

--

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2011 and December 31, 2010 follows (in thousands):

	2011	2010
Construction and land development	$22,284	$20,382
Farm loans	63,901	65,036
1-4 Family residential properties	181,723	179,535
Multifamily residential properties	21,542	22,159
Commercial real estate	304,859	302,220
Loans secured by real estate	594,309	589,332
Agricultural loans	44,774	58,246
Commercial and industrial loans	127,659	126,391
Consumer loans	18,201	19,668
All other loans	11,401	12,464
Gross loans	796,344	806,101
Less:
Net deferred loan fees, premiums and discounts	1,247	1,520
Allowance for loan losses	10,651	10,393
Net loans	$784,446	$794,188

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. The 1-4 family residential properties balance in the above table includes loans held for sale of $562,000 and $114,000 at March 31, 2011 and December 31, 2010, respectively.

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

Substandard. Loans classified as substandard are inadequately protected by the current sound worthiness and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$17,664	$15,778	$58,010	$58,751	$177,162	$174,782	$10,836	$10,381
Watch	2,206	2,219	4,336	4,710	505	267	5,321	6,204
Substandard	1,526	1,494	1,529	1,531	4,070	4,478	5,377	5,561
Doubtful	888	888	-	-	-	-	-	-
Total	$22,284	$20,379	$63,875	$64,992	$181,737	$179,527	$21,534	$22,146

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$279,048	$276,174	$39,862	$53,293	$122,342	$120,284	$18,191	$19,655
Watch	13,591	14,598	3,449	3,269	2,340	2,519	-	-
Substandard	10,945	10,053	1,538	1,745	2,983	3,516	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$303,584	$300,825	$44,849	$58,307	$127,665	$126,319	$18,191	$19,655

	All Other Loans		Total Loans
	2011	2010	2011	2010
Pass	$11,378	$12,431	$734,493	$741,529
Watch	-	-	31,748	33,786
Substandard	-	-	27,968	28,378
Doubtful	-	-	888	888
Total	$11,378	$12,431	$795,097	$804,581

The following table presents the Company’s loan portfolio aging analysis at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$9	$-	$150	$159	$22,125	$22,284	$-
Farm loans	2	0	758	760	63,115	63,875	-
1-4 Family residential properties	618	240	1,567	2,425	179,312	181,737	-
Multifamily residential properties	-	-	430	430	21,104	21,534	-
Commercial real estate	236	236	2,431	2,903	300,681	303,584	-
Loans secured by real estate	865	476	5,336	6,677	586,337	593,014	-
Agricultural loans	177	-	760	937	43,912	44,849	-
Commercial and industrial loans	602	50	530	1,182	126,483	127,665	-
Consumer loans	85	-	5	90	18,101	18,191	-
All other loans	-	-	-	-	11,378	11,378	-
Total loans	$1,729	$526	$6,631	$8,886	$786,211	$795,097	$-

December 31, 2010
Construction and land development	$5	$-	$150	$155	$20,224	$20,379	$-
Farm loans	5	-	761	766	64,226	64,992	-
1-4 Family residential properties	819	201	1,624	2,644	176,883	179,527	-
Multifamily residential properties	-	573	-	573	21,573	22,146	-
Commercial real estate	1,535	1,075	727	3,337	297,488	300,825	-
Loans secured by real estate	2,364	1,849	3,262	7,475	580,394	587,869	-
Agricultural loans	125	-	828	953	57,354	58,307	-
Commercial and industrial loans	473	64	259	796	125,523	126,319	-
Consumer loans	177	32	15	224	19,431	19,655	-
All other loans	-	-	-	-	12,431	12,431	-
Total loans	$3,139	$1,945	$4,364	$9,448	$795,133	$804,581	$-

--

The allowance for loan losses represents the Company’s best estimate of the reserve necessary to adequately account for probable losses existing in the current portfolio. The provision for loan losses is the charge against current earnings that is determined by the Company as the amount needed to maintain an adequate allowance for loan losses.  Given the current state of the economy, the Company assessed the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. The Company utilized a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakening in economic conditions, the Company also increased its allocation to various loan categories for economic factors during 2011 and 2010. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve.

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

In determining the adequacy of the allowance for loan losses, and therefore the provision to be charged to current earnings, the Company relies predominantly on a disciplined credit review and approval process that extends to the full range of the Company’s credit exposure.  The review process is directed by the overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.  Once identified, the magnitude of exposure to individual borrowers is quantified in the form of specific allocations of the allowance for loan losses.  The Company considers collateral values and guarantees in the determination of such specific allocations.  Additional factors considered by the Company in evaluating the overall adequacy of the allowance include historical net loan losses, the level and composition of nonaccrual, past due and troubled debt restructurings, trends in volumes and terms of loans, effects of changes in risk selection and underwriting standards or lending practices, lending staff changes, concentrations of credit, industry conditions and the current economic conditions in the region where the Company operates.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	1,091	(44)	21	19	(147)	940
Losses charged off	(692)	-	(14)	(36)	-	(742)
Recoveries	31	-	1	28	-	60
Balance, end of period	$8,737	$360	$448	$403	$703	$10,651

Ending balance:
Individually evaluated for impairment	$852	$-	$-	$-	$-	$852
Collectively evaluated for impairment	$7,885	$360	$448	$403	$703	$9,799
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$468,078	$104,811	$185,218	$18,979	$18,011	$795,097

Ending balance:
Individually evaluated for impairment	$8,681	$1,150	$-	$-	$-	$9,831
Collectively evaluated for impairment	$459,397	$103,661	$185,218	$18,979	$18,011	$785,266
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

--

	December 31, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	-	(3,122)
Recoveries	176	3	135	2	-	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393

Ending balance:
Individually evaluated for impairment	$1,086	$-	$-	$-	$-	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581

Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$-	$-	$-	$8,484
Collectively evaluated for impairment	$358,421	$111,304	$164,065	$19,675	$142,632	$796,097
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

A loan is considered impaired, in accordance with the impairment guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonaccrual loans and loans modified in trouble debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

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

The following tables present impaired loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,987	$1,987	$459	$1,991	$-
Farm loans	536	536	-	871	-
1-4 Family residential properties	2,423	2,448	280	2,590	-
Multifamily residential properties	430	661	-	663	-
Commercial real estate	4,665	5,962	113	6,190	1
Loans secured by real estate	10,041	11,594	852	12,305	1
Agricultural loans	760	760	-	760	-
Commercial and industrial loans	886	998	-	1,056	-
Consumer loans	5	5	-	5	-
All other loans	-	-	-	-	-
Total loans	$11,692	$13,357	$852	$14,126	$1

--

	December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,955	$1,955	$459	$1,975	$-
Farm loans	540	540	-	1,317	-
1-4 Family residential properties	2,565	2,595	296	2,720	-
Multifamily residential properties	573	669	69	670	-
Commercial real estate	3,036	4,215	80	4,425	56
Loans secured by real estate	8,669	9,974	904	11,107	56
Agricultural loans	828	828	-	993	-
Commercial and industrial loans	923	1,035	182	1,165	15
Consumer loans	14	14	-	17	-
All other loans	-	-	-	-	-
Total loans	$10,434	$11,851	$1,086	$13,282	$71

The following table presents the Company’s nonaccrual loans at March 31, 2011 and December 31, 2010 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2011	2010
Construction and land development	$1,987	$1,955
Farm loans	536	540
1-4 Family residential properties	2,402	2,565
Multifamily residential properties	430	573
Commercial real estate	4,285	2,149
Loans secured by real estate	9,640	7,782
Agricultural loans	760	828
Commercial and industrial loans	886	708
Consumer loans	5	14
All other loans	-	-
Total loans	$11,291	$9,332

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $11,291,000 and $9,332,000 at March 31, 2011 and December 31, 2010 respectively. Interest income which would have been recorded under the original terms of such nonaccrual loans totaled $166,000 and $359,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2011, the Company’s loan portfolio included $108.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $96.7 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $14.6 million from $123.3 million at December 31, 2010 while loans concentrated in other grain farming decreased $11.4 million from $108.1 million at December 31, 2010.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $49.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87 million of loans to lessors of non-residential buildings and $49.5 million of loans to lessors of residential buildings and dwellings.

--

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	2,814	3,015	2,764
Core deposit intangibles	8,986	4,564	8,986	4,376
Customer list intangibles	1,904	1,745	1,904	1,697
	$43,418	$12,883	$43,418	$12,597

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

Purchase price		$15,610
Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	March 31,
	2011	2010
Intangibles from branch acquisition	$50	$50
Core deposit intangibles	188	78
Customer list intangibles	48	48
	$286	$176

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/11-03/31/11	$286

Estimated amortization expense:
For period 04/01/11-12/31/11	$848
For year ended 12/31/12	$773
For year ended 12/31/13	$673
For year ended 12/31/14	$643
For year ended 12/31/15	$616
For year ended 12/31/16	$381

--

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2010 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Other Assets

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets as of March 31, 2011 and December 31, 2010. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during 2010; however early in 2011 the FHLB announced it had declared a dividend at an annualized rate of 10 basis points per share paid on February 14, 2011. The Company evaluated its cost investment in FHLB stock and deemed it was ultimately recoverable.

Note 7 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a slight increase of $613,000 during the first three months of 2011. FHLB borrowings declined $3 million due to maturity of one advances during the first three months of 2011.

Note 8 -- Fair Value of Assets and Liabilities

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

--

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and may continue to be, especially as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2011,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
March 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$179,208	$-	$179,208	$-
Obligations of states and political subdivisions	27,212	-	27,212	-
Mortgage-backed securities	178,212	-	178,147	65
Trust preferred securities	535	-	-	535
Other securities	2,029	34	1,995	-
Total available-for-sale securities	$387,196	$34	$386,562	$600

December 31, 2010
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,381	$-	$152,381	$-
Obligations of states and political subdivisions	26,914	-	26,914	-
Mortgage-backed securities	160,931	-	160,863	68
Trust preferred securities	581	-	-	581
Other securities	2,009	31	1,978	-
Total available-for-sale securities	$342,816	$31	$342,136	$649

--

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2011 and 2010 is summarized as follows (in thousands):

	Available-for-Sale Securities
March 31, 2011	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(185)	(185)
Included in other comprehensive income (loss)	(1)	139	138
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(2)	-	(2)
Ending balance	$65	$535	$600

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(185)	$(185)

March 31, 2010
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(623)	(623)
Included in other comprehensive income (loss)	1	294	295
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(2)	90	88
Ending balance	$74	$2,916	$2,990

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(623)	$(623)

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

--

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of March 31, 2011 was $5,176,000 and a fair value of $4,324,000 resulting in specific loss exposures of $852,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2011 was $5,926,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $575,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
March 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$4,324	$-	$-	$4,324
Foreclosed assets held for sale	575	-	-	575

December 31, 2010
Impaired loans (collateral dependent)	$3,854	$-	$-	$3,854
Foreclosed assets held for sale	940	-	-	940

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

--

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$137,812	$137,812	$151,493	$151,493
Federal funds sold	80,000	80,000	80,000	80,000
Certificates of deposit investments	10,000	9,991	10,000	9,996
Available-for-sale securities	387,196	387,196	342,816	342,816
Held-to-maturity securities	50	53	50	53
Loans held for sale	562	562	114	114
Loans net of allowance for loan losses	783,884	788,201	794,074	799,039
Interest receivable	5,711	5,711	6,390	6,390
Federal Reserve Bank stock	1,520	1,520	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,216,365	$1,217,245	$1,212,710	$1,214,025
Securities sold under agreements to repurchase	94,670	94,670	94,057	94,058
Interest payable	632	632	701	701
Federal Home Loan Bank borrowings	19,750	20,761	22,750	23,953
Junior subordinated debentures	20,620	11,510	20,620	11,438

Note 9 -- Business Combination

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

--

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

Three months ended
March 31, 2010
Net interest income	$12,048
Provision for loan losses	1,010
Non-interest income	3,380
Non-interest expense	10,626
Income before income taxes	3,792
Income tax expense	1,320
Net income	$2,472
Dividends on preferred shares	577
Net income available to common stockholders	$1,895

Earnings per share
Basic	$.31
Diluted	$.31

Basic weighted average shares outstanding	6,098,804
Diluted weighted average shares outstanding	6,125,858

The unaudited pro forma condensed combined financial statements do not reflect any anticipated cost savings and revenue enhancements. Additionally, the income statement for the first three months of 2011 includes merger-related expenses.  Accordingly, the pro forma results of operations of the Company as of and after the business combination may not be indicative of the results that actually would have occurred if the combination had been in effect during the periods presented or of the results that may be attained in the future.

--

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three-month periods ended March 31, 2011 and 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2010 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

Acquisitions

On September 10, 2010, First Mid Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 10 branches of First Bank located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.  Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $336 million in deposits and the purchase of approximately $135 million of loans and $5.3 million of premises and equipment associated with the acquired branch locations. First Mid Bank received cash of $178.3 million to assume the net liabilities less the purchase price of $15.7 million (4.77% of core deposits assumed).  The acquisition resulted in goodwill of $8.4 million. See Note 9 – Business Combination in the notes to the financial statements for additional information related to the transaction.

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

Net income was $2,845,000 and $2,548,000 and diluted net income per common share available to common stockholders was $.35 and $.32 for the three months ended March 31, 2011 and 2010, respectively.  The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2011 and 2010, compared to the performance ratios for the year ended December 31, 2010:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2011	2010	2010
Return on average assets	.77%	.93%	.72%
Return on average common equity	9.18%	11.51%	7.20%
Average equity to average assets	8.13%	10.35%	9.44%

Total assets at March 31, 2011 and December 31, 2010 were $1.49 billion and $1.47 billion, respectively. The increase in net assets was primarily due to an increase in available-for-sale securities.  Available-for-sale securities increased by $44 million during the first three months of 2011 due to the addition of government agency and mortgage-backed securities. Net loan balances were $783.9 million at March 31, 2011, a decrease of $10.2 million, or 1.3%, from $794.1 million at December 31, 2010 primarily due to a seasonal decline in agricultural operating loans. Total deposit balances increased to $1.22 billion at March 31, 2011 from $1.21 billion at December 31, 2010 due to increases in non-interest bearing accounts and savings accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.41% for the three months ended March 31, 2011, down from 3.70% for the same period in 2010. Net interest income before the provision for loan losses was $11.7 million compared to net interest income of $9.4 million for the same period in 2010. This increase was due to the systematic investment of the liquidity resulting from the acquisition, as well as, the overall increase in earning assets added in the acquisition. The earning assets acquired were at a lower spread than the existing assets which caused a decline in net interest margin.

Other income increased $937,000 or 30.5%, to $4 million for the three months ended March 31, 2011 compared to $3.1 million for the three months ended March 31, 2010. The increase in other income was primarily due to a decline in other-than-temporary impairment charges on investment securities and increases in trust and ATM / debit card revenues.

Other expense increased 32.1%, or $2.5 million, to $10.3 million for the three months ended March 31, 2011 compared to $7.8 million during the same period in 2010.  The increase in other expense was primarily due to additional expenses incurred as a result of operating the ten acquired branches as well as increases in other real estate owned expenses and legal and professional fees.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2011 versus 2010
Three months ended March 31
Net interest income	$2,314
Provision for loan losses	(180)
Other income, including securities transactions	937
Other expenses	(2,502)
Income taxes	(272)
Increase in net income	$297

Credit quality is an area of importance to the Company. Total nonperforming loans were $11.7 million at March 31, 2011, compared to $16.3 million at March 31, 2010 and $10.4 million at December 31, 2010. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $6 million at March 31, 2011 compared to $2.6 million on March 31, 2010 and $6.2 million on December 31, 2010. The Company’s provision for loan losses for the three months ended March 31, 2011 and 2010 was $940,000 and $760,000, respectively.  Total loans past due 30 days or more declined to 1.12% of loans at March 31, 2011 compared to 1.17% of loans at December 31, 2010.  At March 31, 2011, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011, annualized net charge-offs were .34% of average loans compared to .40% for the same period in 2010.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2011 and 2010 and December 31, 2010 was 13.54%, 15.41% and 11.71%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2011 and 2010 and December 31, 2010 was 14.70%, 16.59% and 12.84%, respectively. The lower ratios as of December 31, 2010 reflected the First Bank branch acquisition; the increase in 2011 was due to completion of the Series C Preferred Stock issuance.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2011 and 2010 were $181.1 million and $141.4 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system has affected recent results.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also the FDIC will not charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act provision. The Company expensed $0 and $12,000 this program during the first quarter of 2011 and 2010, respectively.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. The new rates increased the range of annual assessment rates from 5 to 7 basis points to 7 to 24 basis points. This new assessment took effect April 1, 2009. The Company expensed $404,000 and $284,000 for this assessment during the first quarter of 2011 and 2010, respectively.

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

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $30,000 and $22,000 during the first quarter of 2011 and 2010, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $2,843,000 as of March 31, 2011.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 8 – Fair Value of Assets and Liabilities.

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

	Three months ended			Three months ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$132,587	$77	.24%	$29,308	$15	.48%
Federal funds sold	80,000	24	.12%	60,000	16	.11%
Certificates of deposit investments	10,056	21	.83%	8,098	30	1.48%
Investment securities
Taxable	336,901	2,175	2.58%	214,516	1,994	3.72%
Tax-exempt (1)	27,125	269	3.97%	24,254	241	3.97%
Loans (2)(3)(4)	798,006	11,463	5.83%	689,934	9,914	5.83%
Total earning assets	1,384,675	14,029	4.11%	1,026,110	12,210	4.83%
Cash and due from banks	27,418			18,910
Premises and equipment	28,405			15,317
Other assets	55,130			42,540
Allowance for loan losses	(10,830)			(9,799)
Total assets	$1,484,798			$1,093,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$506,805	$640	.51%	$374,768	$819	.89%
Savings deposits	234,555	398	.69	139,447	281	.82%
Time deposits	295,426	781	1.07%	212,876	1,086	2.07%
Securities sold under agreements to repurchase	86,756	33	.15	66,347	30	.18%
FHLB advances	21,717	211	3.93%	32,194	343	4.32%
Junior subordinated debt	20,620	261	5.14%	20,620	260	5.11%
Total interest-bearing liabilities	1,165,879	2,324	.81%	846,252	2,819	1.35%
Non interest-bearing demand deposits	192,396			124,814
Other liabilities	5,844			8,840
Stockholders' equity	120,679			113,172
Total liabilities & equity	$1,484,798			$1,093,078
Net interest income		$11,705			$9,391
Net interest spread			3.30%			3.48%
Impact of non-interest bearing funds			.11%			.22%

Net yield on interest- earning assets			3.41%			3.70%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2011, compared to the same period in 2010 (in thousands):

	For the Three months ended March 31,
	2011 compared to 2010
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$62	$177	$(115)
Federal funds sold	8	6	2
Certificates of deposit investments	(9)	34	(43)
Investment securities:
Taxable	181	3,299	(3,118)
Tax-exempt (2)	28	28	-
Loans (3)	1,549	1,549	-
Total interest income	1,819	5,093	(3,274)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(179)	1,207	(1,386)
Savings deposits	117	389	(272)
Time deposits	(305)	1,760	(2,065)
Securities sold under
agreements to repurchase	3	28	(25)
FHLB advances	(132)	(103)	(29)
Junior subordinated debt	1	-	1
Total interest expense	(495)	3,281	(3,776)
Net interest income	$2,314	$1,812	$502

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $2.3 million, or 24.6%, to $11.7 million for the three months ended March 31, 2011, from $9.4 million for the same period in 2010. The increase in net interest income was primarily due to an increase in earning assets following the acquisition.

For the three months ended March 31, 2011, average earning assets increased by $359 million, or 34.9%, and average interest-bearing liabilities increased $320 million, or 37.8%, compared with average balances for the same period in 2010. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $103.3 million or 352%.

•	Average federal funds sold increased $20 million or 33.3%.

•	Average certificates of deposit investments increased by $2 million or 24.7%

•	Average loans increased by $108.1 million or 15.7%.

•	Average securities increased by $125.3 million or 52.5%.

•	Average deposits increased by $309.7 million or 42.6%.

•	Average securities sold under agreements to repurchase increased by $20.4 million or 30.7%.

•	Average borrowings and other debt decreased by $10.5 million or 19.9%.

•	Net interest margin decreased to 3.41% for the first three months of 2011 from 3.70% for the first three months of 2010.

--

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The net yield on interest-earning assets (TE) was 3.48% and 3.76% for the first three months of 2011 and 2010, respectively. The TE adjustments to net interest income for March 31, 2011 and 2010 were $139,000 and $125,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2011 and 2010 was $940,000 and $760,000, respectively.  Nonperforming loans were $11.7 million and $16.3 million as of March 31, 2011 and 2010, respectively.  Net charge-offs were $682,000 for the three months ended March 31, 2011 compared to $693,000 during the same period in 2010.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010	$ Change
Trust revenues	$781	$624	$157
Brokerage commissions	155	129	26
Insurance commissions	608	644	(36)
Service charges	1,096	1,076	20
Security gains, net	181	241	(60)
Impairment losses on securities	(185)	(623)	438
Mortgage banking revenue, net	116	96	20
ATM / debit card revenue	832	624	208
Other	421	257	164
Total other income	$4,005	$3,068	$937

Following are explanations of the changes in these other income categories for the three months ended March 31, 2011 compared to the same period in 2010:

•
Trust revenues increased $157,000 or 25.2% to $781,000 from $624,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $529.5 million at March 31, 2011 compared to $474.6 million at March 31, 2010.

•	Revenues from brokerage increased $26,000 or 20.2% to $155,000 from $129,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions decreased $36,000 or 5.6% to $608,000 from $644,000 due to a decrease in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $20,000 or 1.9% to $1,096,000 from $1,076,000.  This was primarily the result of an increase in account service charges due to an increase in the number of accounts resulting from the branch acquisition during the third quarter of 2010.

•	The sale of securities during the three months ended March 31, 2011 resulted in net securities gains of $181,000 compared to $241,000 during the three months ended March 31, 2010.

•
During the first quarter of 2011, the Company recorded other-than-temporary impairment charges amounting to $185,000 for two of its investments in trust preferred securities. There were $623,000 of other-than-temporary impairment charges during the first quarter of 2010. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

--

•	Mortgage banking income increased $20,000 or 20.8% to $116,000 from $96,000. Loans sold balances were as follows:

•	$10.4 million (representing 90 loans) for the first quarter of 2011.
•	$6.7 million (representing 63 loans) for the first quarter of 2010.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $208,000 or 33.3% to $832,000 from $624,000 due to increased usage primarily as a result of the increase in customers after the branch acquisition during the third quarter of 2010.

•
Other income increased $164,000 or 63.8% to $421,000 from $257,000. This increase was primarily due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense and an increase in rental income primarily from buildings acquired in the branch acquisition during the third quarter of 2010.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010	$ Change
Salaries and employee benefits	$5,434	$4,368	$1,066
Net occupancy and equipment expense	1,967	1,278	689
Net other real estate owned expense	120	(152)	272
FDIC insurance	434	318	116
Amortization of intangible assets	286	176	110
Stationery and supplies	138	115	23
Legal and professional	567	429	138
Marketing and donations	201	203	(2)
Other operating expenses	1,145	1,055	90
Total other expense	$10,292	$7,790	$2,502

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2011 compared to the same period in 2010:

•
Salaries and employee benefits, the largest component of other expense, increased $1,066,000 or 24.4% to $5,434,000 from $4,368,000.  This increase is due to 76 additional full-time equivalent employees added in the acquisition of the First Bank Branches during the third quarter of 2010 and merit increases for continuing employees during the period for 2011 compared to 2010.  There were 419 full-time equivalent employees at March 31, 2011 compared to 345 at March 31, 2010.

•
Occupancy and equipment expense increased $689,000 or 53.9% to $1,967,000 from $1,278,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the first quarter of 2011 compared to the same period for 2010.

•
Net other real estate owned expense increased $272,000 or 178.9% to $120,000 from $(152,000). The increase in 2011 was due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense, several owned properties sold at a gain during the first quarter of 2010 and an increase in repairs and real estate tax expenses on properties held during the first quarter of 2011 compared to the same period in 2010.

•	FDIC insurance expense increased $116,000 or 36.5% to $434,000 from $318,000 primarily due to the increase in daily deposit balances after the First Bank Branch acquisition.

•
Expense for amortization of intangible assets increased $110,000 or 62.5% to $286,000 from $176,000 for the three months ended March 31, 2011 and 2010. The increase in 2011 was due to an additional core deposit intangible asset resulting from the branch acquisition.

•	Other operating expenses increased $90,000 or 8.5% to $1,145,000 in 2011 from $1,055,000 in 2010 primarily due to additional expenses incurred to complete the acquisition of the First Bank Branches.

--

•
On a net basis, all other categories of operating expenses increased $159,000 or 21.3% to $906,000 in 2011 from $747,000 in 2010.  The increase was primarily due to increased legal and other professional expenses associated with the Company’s issuance of Series C Preferred Stock.

Income Taxes

Total income tax expense amounted to $1,633,000 (36.5% effective tax rate) for the three months ended March 31, 2011, compared to $1,361,000 (34.8% effective tax rate) for the same period in 2010. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This was the primary cause of the increase in the Company’s effective tax rate in 2011.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$178,878	1.90%	$152,086	1.90%
Obligations of states and political subdivisions	26,401	4.05%	26,599	4.05%
Mortgage-backed securities: GSE residential	175,686	3.72%	158,936	3.72%
Trust preferred securities	6,410	3.74%	6,595	3.74%
Other securities	2,036	2.48%	2,035	2.48%
Total securities	$389,411	2.94%	$346,251	2.94%

At March 31, 2011, the Company’s investment portfolio increased by $43.2 million from December 31, 2010 primarily due to the purchase of obligations of U.S. government corporations and agencies securities and mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2011, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at March 31, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$178,878	$179,208	$179,208	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	26,401	27,265	2,076	17,963	2,249		1,361	-	3,616
Mortgage-backed securities (2)	175,686	178,212	-	-	-		-	-	178,212
Trust preferred securities	6,410	535	-	-	-		-	535	-
Other securities	2,036	2,029	-	1,995	-		-	-	34
Total investments	$389,411	$387,249	$181,284	$19,958	$2,249		$1,361	$535	$181,862

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

--

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of March 31, 2011:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C-1
Book value	$829,434	$1,046,767	$201,160	$4,333,127
Fair value	$144,493	$150,570	$83,225	$157,065
Unrealized gains/(losses)	$(684,941)	$(896,196)	$(117,935)	$(4,176,061)
Other-than-temporary impairment recorded in earnings	$691,000	$2,167,531	$127,146	$430,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	16	23	3	30
Number of issuers in default	3	5	-	7
Number of issuers in deferral	6	7	2	8
Defaults & deferrals as a % of current collateral	42.8%	39.9%	73.6%	30.9%
Discount rate	9.739%	9.685%	6.037%	5.526%
Recovery assumption (1)	10%	10%	10%	10%
Prepayment assumption (2)	5%	5%	5%	5%

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

If the Company does not intend to sell the security and it is not more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, only the amount related to credit loss is recognized in earnings.  In determining the portion of OTTI that is related to credit loss, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The remaining portion of OTTI, related to other factors, is recognized in other comprehensive earnings, net of applicable taxes.

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See Note 3 -- Investment Securities in the Notes to Condensed Consolidated Financial Statements (unaudited) for a discussion of the Company’s evaluation and subsequent charges for OTTI.

--

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	% Outstanding Loans	December 31, 2010	% Outstanding Loans
Construction and land development	$22,284	2.8%	$20,379	2.5%
Farm loans	63,875	8.0%	64,992	8.1%
1-4 Family residential properties	181,737	22.9%	179,527	22.3%
Multifamily residential properties	21,534	2.7%	22,146	2.8%
Commercial real estate	303,584	38.2%	300,825	37.4%
Loans secured by real estate	593,014	74.6%	587,869	73.1%
Agricultural loans	44,849	5.6%	58,307	7.2%
Commercial and industrial loans	127,665	16.1%	126,319	15.7%
Consumer loans	18,191	2.3%	19,655	2.4%
All other loans	11,378	1.4%	12,431	1.5%
Total loans	$795,097	100.0%	$804,581	100.0%

Overall loans decreased $9.5 million, or 1.2%.  The decrease was primarily due seasonal decreases in agricultural loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $562,000 and $114,000 as of March 31, 2011 and December 31, 2010, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$145,608	18.2%	$148,682	18.4%
Charleston region	52,478	6.6%	54,649	6.8%
Sullivan region	106,761	13.4%	113,113	14.1%
Effingham region	85,764	10.8%	86,542	10.8%
Decatur region	161,836	20.4%	165,412	20.6%
Peoria region	130,903	16.5%	124,757	15.5%
Highland region	111,747	14.1%	111,426	13.8%
Total all regions	$795,097	100.0%	$804,581	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2011 and 2010, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

--

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2011 and December 31, 2010, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$96,718	12.16%	$108,149	13.44%
Lessors of non-residential buildings	87,013	10.94%	87,236	10.84%
Lessors of residential buildings & dwellings	48,540	6.10%	49,484	6.15%
Hotels and motels	49,276	6.20%	49,679	6.17%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2011, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	15,191	$7,044	$49	$22,284
Farm loans	11,188	45,330	7,357	63,875
1-4 Family residential properties	25,274	91,985	64,478	181,737
Multifamily residential properties	2,042	14,572	4,920	21,534
Commercial real estate	43,012	210,237	50,335	303,584
Loans secured by real estate	96,707	369,168	127,139	593,014
Agricultural loans	29,730	14,646	473	44,849
Commercial and industrial loans	83,391	36,183	8,091	127,665
Consumer loans	4,532	12,906	753	18,191
All other loans	3,700	1,544	6,134	11,378
Total loans	$218,060	$434,447	$142,590	$795,097
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2011, loans with maturities over one year consisted of approximately $519.5 million in fixed rate loans and approximately $57.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

Nonperforming Loans and Nonperforming Other Assets

Nonperforming loans include: (a) loans accounted for on a nonaccrual basis; (b) accruing loans contractually past due ninety days or more as to interest or principal payments; and (c) loans not included in (a) and (b) above which are defined as “troubled debt restructurings”. Repossessed assets include primarily repossessed real estate and automobiles.

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

--

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans	$11,291	$9,332
Restructured loans which are performing in accordance
with revised terms	401	1,102
Total nonperforming loans	11,692	10,434
Repossessed assets	5,978	6,199
Total nonperforming loans and repossessed assets	$17,670	$16,633
Nonperforming loans to loans,
before allowance for loan losses	1.47%	1.30%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	2.22%	2.07%

The $1,959,000 increase in nonaccrual loans during 2011 resulted from the net of $2,700,000 of loans put on nonaccrual status, offset by $136,000 of loans transferred to other real estate owned, $165,000 of loans charged off and $440,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,987	17.6%	$1,955	20.9%
Farm loans	536	4.7%	540	5.8%
1-4 Family residential properties	2,423	21.3%	2,565	27.5%
Multifamily residential properties	430	3.8%	573	6.1%
Commercial real estate	4,264	38.0%	2,149	23.0%
Loans secured by real estate	9,640	85.4%	7,782	83.3%
Agricultural loans	760	6.7%	828	8.9%
Commercial and industrial loans	886	7.9%	708	7.6%
Consumer loans	5	-%	14	0.2%
Total loans	$11,291	100.0%	$9,332	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $166,000 and $359,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

The $221,000 decrease in repossessed assets during 2011 resulted from the net of $150,000 of additional assets repossessed, $332,000 of repossessed assets sold and $39,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$971	16.2%	$1,234	19.9%
1-4 family residential properties	650	10.9%	514	8.3%
Multi-family residential properties	165	2.8%	170	2.7%
Commercial real estate	4,140	69.2%	4,209	67.9%
Total real estate	5,926	99.1%	6,127	98.8%
Other collateral	52	.9%	72	1.2%
Total repossessed collateral	$5,978	100.0%	$6,199	100.0%

Repossessed assets sold during 2011 resulted in net gains of $34,000, of which $21,000 was related to real estate asset sales and $13,000 was related to other repossessed asset sales. Repossessed assets sold during 2010 resulted in a net loss of $15,000, of which $12,000 was related to real estate asset sales and $3,000 was related to other repossessed asset sales.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened in economic conditions, management also increased its allocation to various loan categories for economic factors during 2011 and 2010. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At March 31, 2011, the Company’s loan portfolio included $108.7 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $14.6 million from $123.3 million at December 31, 2010.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $49.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87 million of loans to lessors of non-residential buildings and $48.5 million of loans to lessors of residential buildings and dwellings.

--

Analysis of the allowance for loan losses as of March 31, 2011 and 2010, and of changes in the allowance for the three-month periods ended March 31, 2011 and 2010, is as follows (dollars in thousands):

	Three months ended March 31,
	2011	2010
Average loans outstanding, net of unearned income	$798,006	$689,934
Allowance-beginning of period	10,393	9,462
Charge-offs:
Real estate-mortgage	327	580
Commercial, financial & agricultural	379	96
Installment	5	26
Other	31	34
Total charge-offs	742	736
Recoveries:
Real estate-mortgage	1	3
Commercial, financial & agricultural	31	2
Installment	6	11
Other	22	27
Total recoveries	60	43
Net charge-offs	682	693
Provision for loan losses	940	760
Allowance-end of period	$10,651	$9,529
Ratio of annualized net charge-offs to average loans	.34%	.40%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.34%	1.39%
Ratio of allowance for loan losses to nonperforming loans	91.1%	58.4%

The ratio of the allowance for loan losses to nonperforming loans is 91.1% as of March 31, 2011 compared to 58.4% as of March 31, 2010.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first three months of 2011, the Company had net charge-offs of $682,000 compared to $693,000 in 2010. During 2011, the Company’s significant charge-offs included $301,000 on three commercial real estate loans of two borrowers and $378,000 on two commercial operating loans of two borrowers.

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

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010 (dollars in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010		Year ended December 31, 2010
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$192,396	-	$124,814	-	$142,125	-
Interest-bearing	506,805	.51%	374,768	.89%	421,743	.76%
Savings	234,555	.69%	139,447	.82%	165,337	.77%
Time deposits	295,426	1.07%	212,876	2.07%	243,606	1.64%
Total average deposits	$1,229,182	.60%	$851,905	1.04%	$972,811	.87%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2011 and for the year ended December 31, 2010 (in thousands):

	Three months ended	Year ended
	March 31, 2011	December 31, 2010
High month-end balances of total deposits	$1,233,633	$1,227,528
Low month-end balances of total deposits	1,216,365	842,653

During the first three months of 2011, the average balance of deposits increased by $256.4 million from the average balance for the year ended December 31, 2010. The increase was primarily attributable to the addition of $337 million of deposits assumed in the acquisition of the First Bank branches offset by decreases due to higher rate time deposits. Average non-interest bearing deposits increased by $50.3 million, average money market account balances increased by $59.8 million, NOW account balances increased by $14.1 million and savings account balances increased $69.2 million.

The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
3 months or less	$21,440	$31,277
Over 3 through 6 months	16,634	14,430
Over 6 through 12 months	18,418	24,906
Over 12 months	19,763	18,315
Total	$76,255	$88,928

During the first three months of 2011, the balance of time deposits of $100,000 or more decreased by approximately $12.7 million. The decrease in balances was primarily attributable to declines in brokered and consumer time deposits that matured and were not renewed.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $0 and $5 million as of March 31, 2011 and December 31, 2010, respectively.

--

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
Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2011 and December 31, 2010 is presented below (dollars in thousands):

	March 31,	December 31,
	2011	2010
Securities sold under agreements to repurchase	$94,670	$94,057
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	3,000
Fixed term – due after one year	9,750	19,750
Debt:
Junior subordinated debentures	20,620	20,620
Total	$135,040	$137,428
Average interest rate at end of period	1.51%	1.81%

Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$94,670	$94,530
Federal Home Loan Bank advances:
Fixed term – due in one year or less	13,000	10,000
Fixed term – due after one year	14,750	22,750
Debt:
Loans due in one year or less	-	2,000
Junior subordinated debentures	20,620	20,620

Averages for the period (YTD)
Securities sold under agreements to repurchase	$86,756	$76,758
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,022	4,984
Fixed term – due after one year	12,695	21,109
Debt:
Federal funds purchased	-	5
Loans due in one year or less	-	645
Junior subordinated debentures	20,620	20,620
Total	$129,092	$124,121
Average interest rate during the period	1.56%	1.94%

Securities sold under agreements to repurchase had an increase of $613,000 during the first three months of 2011. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2011 the fixed term advances consisted of $19.75 million as follows:

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

--

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of March 31, 2011. This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at March 31, 2011). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2011 and 2010 December 31, 2010.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.15% at March 31, 2011 and December 31, 2010), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

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

--

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2011 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$192,275	$-	$-	$-	$-	$-	$192,275	$192,275
Certificates of deposit investments	10,000	-	-	-	-	-	10,000	9,991
Taxable investment securities	35,246	20,134	16,122	29,840	35,695	222,947	359,984	359,984
Nontaxable investment securities	307	412	559	369	586	25,029	27,262	27,265
Loans	394,001	130,579	137,657	58,529	55,989	18,342	795,097	799,414
Total	$631,829	$151,125	$154,338	$88,738	$92,270	$266,318	$1,384,618	$1,388,929
Interest-bearing liabilities:
Savings and N.O.W. accounts	$96,186	$26,345	27,289	$37,670	$38,720	$226,590	$452,800	$452,800
Money market accounts	261,042	2,141	2,201	2,855	2,915	15,406	286,560	286,560
Other time deposits	216,733	32,879	12,305	6,298	9,679	366	278,260	279,140
Short-term borrowings/debt	94,670	-	-	-	-	-	94,670	94,670
Long-term borrowings/debt	30,620	4,750	-	-	-	5,000	40,370	32,271
Total	$699,251	$66,115	$41,795	$46,823	$51,314	$247,362	$1,152,660	$1,145,441
Rate sensitive assets – rate sensitive liabilities	$(67,422)	$85,010	$112,543	$41,915	$40,956	$18,956	$231,958
Cumulative GAP	$(67,422)	$17,588	$130,131	$172,046	$213,002	$231,958

Cumulative amounts as % of total Rate sensitive assets	-4.9%	6.1%	8.1%	3.0%	3.0%	1.4%
Cumulative Ratio	-4.9%	1.3%	9.4%	12.4%	15.4%	16.8%

The static GAP analysis shows that at March 31, 2011, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At March 31, 2011, the Company’s stockholders' equity had increased $16.6 million, or 14.8%, to $128,909,000 from $112,265,000 as of December 31, 2010. During the first three months of 2011, net income contributed $2,845,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $745,000, net of tax.  Issuance of 2,752 shares of Series C preferred stock increased stockholders’ equity by $13,760,000. Additional purchases of treasury stock (20,688 shares at an average cost of $18.49 per share) decreased stockholders’ equity by approximately $382,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2011 and December 31, 2010, the Company and First Mid Bank met all capital adequacy requirements.

--

As of March 31, 2011, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital (to risk-weighted assets)
Company	$135,156	14.70%	$73,578	> 8.00%	N/A	N/A
First Mid Bank	116,851	12.79	73,104	> 8.00	$91,380	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	124,505	13.54	36,789	> 4.00	N/A	N/A
First Mid Bank	106,200	11.62	36,552	> 4.00	54,828	> 6.00
Tier 1 Capital (to average assets)
Company	124,505	8.53	58,363	> 4.00	N/A	N/A
First Mid Bank	106,200	7.31	58,141	> 4.00	72,677	> 5.00

December 31, 2010
Total Capital (to risk-weighted assets)
Company	$118,622	12.84%	$73,914	> 8.00%	N/A	N/A
First Mid Bank	113,143	12.32	73,491	> 8.00	$91,864	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	108,229	11.71	36,957	> 4.00	N/A	N/A
First Mid Bank	102,748	11.19	36,745	> 4.00	55,118	> 6.00
Tier 1 Capital (to average assets)
Company	108,229	7.42	58,369	> 4.00	N/A	N/A
First Mid Bank	102,748	7.07	58,141	> 4.00	72,676	> 5.00

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2009, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first three months of 2011.

--

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $61.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.
•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.
•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.
•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.
•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.
•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.
•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

During the three-month period ending March 31, 2011, the Company repurchased 20,688 shares at a total cost of approximately $382,000. Since 1998, the Company has repurchased a total of 2,932,393 shares at a total price of approximately $56,171,000.  As of March 31, 2011, the Company was authorized per all repurchase programs to purchase $5,535,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2011, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2011, the excess collateral at the FHLB would support approximately $67.1 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2011, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2011 and 2010 and December 31, 2010.

--

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2011 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$278,260	$209,248	$48,136	$20,510	$366
Debt	20,620	-	-	-	20,620
Other borrowings	114,420	109,670	4,750	-	-
Operating leases	5,591	1,148	2,022	1,187	1,234
Supplemental retirement	918	50	200	200	468
	$419,809	$320,116	$55,108	$21,897	$22,688

For the three-month period ended March 31, 2011, net cash of $6.9 million and $13.8 million was provided from operating activities and financing activities, respectively, and $34.4 million was used in investing activities. In total, cash and cash equivalents decreased by $13.7 million since year-end 2010.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Unused commitments and lines of credit:
Commercial real estate	$19,489	$15,882
Commercial operating	87,411	87,068
Home equity	26,488	25,421
Other	41,274	34,556
Total	$174,662	$162,927

Standby letters of credit	$6,416	$6,349

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2010.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Additionally, see the following risk factor.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 -- January 31, 2011	-	$-	-	$5,918,000
February 1, 2011 -- February 31, 2011	902	$18.36	902	$5,901,000
March 1, 2011 – March 31, 2011	19,786	$18.49	19,786	$5,535,000
Total	20,688	$18.49	20,688	$5,535,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 5, 2011

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

--

Exhibit Index to Quarterly Report on Form 10-Q

Exhibit
Number	Description and Filing or Incorporation Reference
4.1
The Registrant agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt involving a total amount which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis

4.2
Certificate of Designations, Preferences and Rights of Series C 8% Non-cumulative Perpetual Convertible Preferred Stock of First Mid-Illinois Bancshares, Inc. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K dated February 11, 2011)

4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K dated February 11, 2011)

10.1	Employment Agreement between the Company and Joseph R. Dively (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated April 27, 2011)

10.2	Employment Agreement between the Company and John W. Hedges (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated April 27, 2011)

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 9)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

--