Form 10-Q
period 2011-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2011-08-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

As of August 5, 2011, 6,034,398 common shares, $4.00 par value, were outstanding.

--

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks:
Non-interest bearing	$36,032	$21,008
Interest bearing	91,317	130,485
Federal funds sold	80,999	80,000
Cash and cash equivalents	208,348	231,493
Certificates of deposit investments	12,149	10,000
Investment securities:
Available-for-sale, at fair value	418,471	342,816
Held-to-maturity, at amortized cost (estimated fair value of $51
at June 30, 2011 and $53 at December 31, 2010)	50	50
Loans held for sale	1,254	114
Loans	799,238	804,467
Less allowance for loan losses	(10,695)	(10,393)
Net loans	788,543	794,074
Interest receivable	5,827	6,390
Other real estate owned	4,649	6,127
Premises and equipment, net	28,218	28,544
Goodwill, net	25,753	25,753
Intangible assets, net	4,496	5,068
Other assets	16,253	17,816
Total assets	$1,514,011	$1,468,245
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$196,423	$183,932
Interest bearing	1,020,639	1,028,778
Total deposits	1,217,062	1,212,710
Securities sold under agreements to repurchase	111,313	94,057
Interest payable	569	701
FHLB borrowings	19,750	22,750
Junior subordinated debentures	20,620	20,620
Other liabilities	6,994	5,142
Total liabilities	1,376,308	1,355,980
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000 shares;
issued 8,777 shares in 2011 and 4,927 shares in 2010	43,885	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,528,199 shares in 2011 and 7,477,132 shares in 2010	30,113	29,909
Additional paid-in capital	28,970	28,223
Retained earnings	68,909	66,356
Deferred compensation	2,979	2,929
Accumulated other comprehensive gain (loss)	1,998	(2,066)
Less treasury stock at cost, 1,492,256 shares in 2011
and 1,418,456 shares in 2010	(39,151)	(37,721)
Total stockholders’ equity	137,703	112,265
Total liabilities and stockholders’ equity	$1,514,011	$1,468,245

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$11,280	$9,822	$22,743	$19,736
Interest on investment securities	2,728	2,181	5,172	4,416
Interest on certificates of deposit investments	19	31	40	62
Interest on federal funds sold	16	21	40	37
Interest on deposits with other financial institutions	79	16	156	30
Total interest income	14,122	12,071	28,151	24,281
Interest expense:
Interest on deposits	1,778	2,085	3,597	4,271
Interest on securities sold under agreements to repurchase	42	31	75	61
Interest on FHLB borrowings	183	282	394	625
Interest on other borrowings	-	1	-	1
Interest on subordinated debentures	240	262	501	522
Total interest expense	2,243	2,661	4,567	5,480
Net interest income	11,879	9,410	23,584	18,801
Provision for loan losses	916	1,083	1,856	1,843
Net interest income after provision for loan losses	10,963	8,327	21,728	16,958
Other income:
Trust revenues	739	595	1,520	1,219
Brokerage commissions	152	136	307	265
Insurance commissions	510	444	1,118	1,088
Service charges	1,201	1,181	2,297	2,257
Securities gains, net	196	5	377	246
Total other-than-temporary impairment losses	(61)	(355)	(246)	(978)
Portion of loss recognized in other comprehensive loss	-	-	-	-
Other-than-temporary impairment losses recognized in earnings	(61)	(355)	(246)	(978)
Mortgage banking revenue, net	123	105	239	201
ATM / debit card revenue	889	686	1,721	1,310
Other	310	246	731	503
Total other income	4,059	3,043	8,064	6,111
Other expense:
Salaries and employee benefits	5,625	4,287	11,059	8,655
Net occupancy and equipment expense	1,983	1,285	3,950	2,563
Net other real estate owned expense	477	299	597	147
FDIC insurance	286	344	720	662
Amortization of intangible assets	286	176	572	352
Stationery and supplies	151	134	289	249
Legal and professional	513	702	1,080	1,131
Marketing and donations	258	207	459	410
Other	1,432	1,274	2,577	2,329
Total other expense	11,011	8,708	21,303	16,498
Income before income taxes	4,011	2,662	8,489	6,571
Income taxes	1,433	880	3,066	2,241
Net income	$2,578	$1,782	$5,423	$4,330
Dividends on preferred shares	1,011	554	1,718	1,131
Net income available to common stockholders	$1,567	$1,228	$3,705	$3,199
Per share data:
Basic net income per common share available to common stockholders	$0.26	$0.20	$0.61	$0.52
Diluted net income per common share available to common stockholders	$0.26	$0.20	$0.61	$0.52
Cash dividends declared per common share	$0.19	$0.19	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$5,423	$4,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,856	1,843
Depreciation, amortization and accretion, net	2,605	1,636
Stock-based compensation expense	26	26
Gains on investment securities, net	(377)	(246)
Other-than-temporary impairment losses recognized in earnings	246	978
(Gains) losses on sales of other real property owned, net	345	(218)
Loss on write down of fixed assets	1	1
Gains on sale of loans held for sale, net	(239)	(214)
Origination of loans held for sale	(20,047)	(16,130)
Proceeds from sale of loans held for sale	19,146	15,833
Increase in other assets	(1,128)	(3,464)
Increase (decrease) in other liabilities	2,261	(2,540)
Net cash provided by operating activities	10,118	1,835
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	4,018	4,275
Purchases of certificates of deposit investments	(6,167)	(4,931)
Proceeds from sales of securities available-for-sale	11,140	6,367
Proceeds from maturities of securities available-for-sale	60,951	42,747
Proceeds from maturities of securities held-to-maturity	-	995
Purchases of securities available-for-sale	(141,766)	(75,850)
Net decrease in loans	3,675	25,376
Purchases of premises and equipment	(896)	(448)
Proceeds from sales of other real property owned	1,820	1,640
Net cash provided by (used in) investing activities	(67,225)	171
Cash flows from financing activities:
Net increase in deposits	4,352	28,759
(Increase) decrease in repurchase agreements	17,256	(6,628)
Repayment of long term FHLB advances	(3,000)	(10,000)
Proceeds from short term debt	-	1,500
Proceeds from issuance of common stock	254	195
Proceeds from issuance of preferred stock	19,250	-
Purchase of treasury stock	(1,379)	(560)
Dividends paid on preferred stock	(1,074)	(1,062)
Dividends paid on common stock	(1,697)	(1,714)
Net cash provided by financing activities	33,962	10,490
Increase (decrease) in cash and cash equivalents	(23,145)	12,496
Cash and cash equivalents at beginning of period	231,493	90,411
Cash and cash equivalents at end of period	$208,348	$102,907

--

	Six months ended June 30,
	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,699	$5,622
Income taxes	1,888	4,343
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	687	6,084
Dividends reinvested in common stock	641	645
Net tax benefit related to option and deferred compensation plans	131	38

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2011 and 2010, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2011 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2010, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2011.

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

After February 11, 2014, the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series B Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

--

The Company also has the right at any time on or after the fifth anniversary of the original issuance date of the Series B Preferred Stock to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2011 was $15.54.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011, March 2, 2011 and May 13, 2011.  The new conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.71.  If additional Series C Preferred Stock is sold following an Investor’s receipt of applicable bank regulatory approval, subsequent adjustments will be made to the conversion price of the Series B Preferred Stock

Series C Convertible Preferred Stock.  On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three investors subsequently completed the required bank regulatory process and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these investors. On May 13, 2011, four additional investors received the required bank regulatory approval and an additional $5,490,000 of Series C Preferred Stock was issued and sold by the Company to these investors. The balance of the Series C Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process applicable to their purchases.

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

The Company also has the right at any time after March 2, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at June 30, 2011 was $10.53 and the NASDAQ Bank Index value at June 30, 2011 was 1,758.53.

--

Comprehensive Income

The Company’s comprehensive income for the three and six-month periods ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$2,578	$1,782	$5,423	$4,330
Other comprehensive income:
Unrealized gains on securities available-for-sale	5,529	1,965	6,791	2,737
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	46	(223)	-	(552)
Other-than-temporary impairment losses recognized in earnings	61	355	246	978
Reclassification adjustment for realized gains included in income	(196)	(5)	(377)	(246)
Other comprehensive income before taxes	5,440	2,092	6,660	2,917
Tax expense	(2,121)	(816)	(2,596)	(1,137)
Total other comprehensive income	3,319	1,276	4,064	1,780
Comprehensive income	$5,897	$3,058	$9,487	$6,110

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
June 30, 2011	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$8,703	$-	$8,703
Securities with other-than-temporary impairment losses	-	(5,428)	(5,428)
Tax benefit (expense)	(3,393)	2,116	(1,277)
Balance at June 30, 2011	$5,310	$(3,312)	$1,998

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
December 31, 2010	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$2,629	$-	$2,629
Securities with other-than-temporary impairment losses	-	(6,014)	(6,014)
Tax benefit (expense)	(1,025)	2,344	1,319
Balance at December 31, 2010	$1,604	$(3,670)	$(2,066)

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

ASU 2011-01 – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU No. 2011-01 in January 2011. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended June 30, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s financial statements.

ASU No. 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for reporting periods ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s financial statements.

ASU No. 2011-04 -- Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s financial statements.

ASU No. 2011-05 – Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial statements.

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

--

The components of basic and diluted net income per common share available to common stockholders for the three and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$2,578,000	$1,782,000	$5,423,000	$4,330,000
Preferred stock dividends	(1,011,000)	(554,000)	(1,718,000)	(1,131,000)
Net income available to common stockholders	$1,567,000	$1,228,000	$3,705,000	$3,199,000
Weighted average common shares outstanding	6,058,859	6,101,028	6,065,692	6,099,922
Basic earnings per common share	$.26	$.20	$.61	$.52
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$1,567,000	$1,228,000	$3,705,000	$3,199,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,567,000	$1,228,000	$3,705,000	$3,199,000
Weighted average common shares outstanding	6,058,859	6,101,028	6,065,692	6,099,922
Dilutive potential common shares:
Assumed conversion of stock options	12,722	29,569	12,742	28,185
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,071,581	6,130,597	6,078,434	6,128,107
Diluted earnings per common share	$.26	$.20	$.61	$.52

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2011 and 2010 because they were anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options to purchase shares of common stock	202,970	202,970	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	1,950,933	1,118,429	1,882,586	1,118,429

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
June 30, 2011
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$175,817	$1,761	$(22)	$177,556
Obligations of states and political subdivisions	26,211	956	(53)	27,114
Mortgage-backed securities: GSE residential	204,784	6,090	(28)	210,846
Trust preferred securities	6,349	-	(5,428)	921
Other securities	2,035	1	(2)	2,034
Total available-for-sale	$415,196	$8,808	$(5,533)	$418,471
Held-to-maturity:
Obligations of states and political subdivisions	$50	$1	$-	$51

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
December 31, 2010
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$152,086	$1,319	$(1,024)	$152,381
Obligations of states and political subdivisions	26,549	591	(226)	26,914
Mortgage-backed securities: GSE residential	158,936	3,477	(1,482)	160,931
Trust preferred securities	6,595	-	(6,014)	581
Other securities	2,035	-	(26)	2,009
Total available-for-sale	$346,201	$5,387	$(8,772)	$342,816
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

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

Realized gains and losses resulting from sales of securities were as follows during the periods ended June 30, 2011 and 2010 and the year ended December 31, 2010 (in thousands):

	June 30,	June 30,	December 31,
	2011	2010	2010
Gross gains	$377	$246	$543
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at June 30, 2011 and the weighted average yield for each range of maturities (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$157,453	$16,973	$3,130	$-	$177,556
Obligations of state and
political subdivisions	1,362	9,531	15,860	361	27,114
Mortgage-backed securities: GSE residential	3,379	150,352	57,115	-	210,846
Trust preferred securities	-	-	-	921	921
Other securities	-	1,998	-	36	2,034
Total investments	$162,194	$178,854	$76,105	$1,318	$418,471

Weighted average yield	1.93%	3.52%	3.49%	3.72%	2.90%
Full tax-equivalent yield	1.95%	3.62%	3.89%	3.85%	3.02%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$51	$-	$-	$51

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2011.

Investment securities carried at approximately $273,471,000 and $240,838,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,977	$(22)	$-	$-	$4,977	$(22)
Obligations of states and political subdivisions	2,143	(50)	257	(3)	2,400	(53)
Mortgage-backed securities: GSE residential	9,900	(28)	-	-	9,900	(28)
Trust preferred securities	-	-	921	(5,428)	921	(5,428)
Other securities	1,998	(2)	-	-	1,998	(2)
Total	$19,018	$(102)	$1,178	$(5,431)	$20,196	$(5,533)
December 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,782	$(1,024)	$-	$-	$58,782	$(1,024)
Obligations of states and political subdivisions	7,263	(216)	252	(10)	7,515	(226)
Mortgage-backed securities: GSE residential	62,171	(1,482)	-	-	62,171	(1,482)
Trust preferred securities	-	-	581	(6,014)	581	(6,014)
Other securities	2,009	(26)	-	-	2,009	(26)
Total	$130,225	$(2,748)	$833	$(6,024)	$131,058	$(8,772)

Obligations of states and political subdivisions. At June 30, 2011, there was one obligation of states and political subdivisions issued by a municipality with a fair value of $257,000 and unrealized losses of $3,000 in a continuous unrealized loss position for twelve months or more.  This position was due to yield on municipal securities increasing since the purchase of this securities resulting in the market value being lower than book value. The contractual term of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at June 30, 2011.

Trust Preferred Securities. At June 30, 2011, there were four trust preferred securities with a fair value of $921,000 and unrealized losses of $5,428,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $61,000 for the credit portion of the unrealized loss of these trust preferred securities during the quarter ended June 30, 2011. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of June 30, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at June 30, 2011. However, future downgrades or additional deferrals and defaults in these securities, in particular the PreTSL XXVIII security which has the largest current book value, could result in additional OTTI and, consequently, have a material impact on future earnings.

--

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$829	$335	$(494)	$691
PreTSL II	1,047	156	(891)	2,167
PreTSL VI	200	87	(113)	127
PreTSL XXVIII	4,273	343	(3,930)	491
Total	$6,349	$921	$(5,428)	$3,476

The Company does not believe any other individual unrealized loss as of June 30, 2011 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

--

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended June 30, 2011 and 2010 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	June 30, 2011	June 30, 2010
Credit losses on trust preferred securities held
Beginning of period	$3,230	$1,812
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	246	978
Reductions due to increases in expected cash flows	-	-
End of period	$3,476	$2,790

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2011 and December 31, 2010 follows (in thousands):

	June 30, 2011	December 31, 2010
Construction and land development	$23,087	$20,382
Farm loans	63,190	65,036
1-4 Family residential properties	183,102	179,535
Multifamily residential properties	20,231	22,159
Commercial real estate	309,637	302,220
Loans secured by real estate	599,247	589,332
Agricultural loans	50,713	58,246
Commercial and industrial loans	121,728	126,391
Consumer loans	17,476	19,668
All other loans	12,333	12,464
Gross loans	801,497	806,101
Less:
Net deferred loan fees, premiums and discounts	1,005	1,520
Allowance for loan losses	10,695	10,393
Net loans	$789,797	$794,188

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. The 1-4 family residential properties balance in the above table includes loans held for sale of $1,254,000 and $114,000 at June 30, 2011 and December 31, 2010, respectively.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the Board of Directors.  Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed.  The vast majority of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system.  Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint.  In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

--

Commercial Real Estate Loans
Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel operators, and loans to owners of multi-family residential structures, such as apartment buildings.  Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt.  For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined.  Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x. Amortization periods for commercial real estate loans are generally limited to twenty years. The Company’s commercial real estate portfolio is well below the thresholds that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

Commercial and Industrial Loans
Commercial and industrial loans are primarily comprised of working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate.  These loans are generally written for one year or less. Also, equipment financing is provided to businesses with these loans generally limited to 80% of the value of the collateral and amortization periods limited to seven years. Commercial loans are often accompanied by a personal guaranty of the principal owners of a business.  Like commercial real estate loans, the underlying cash flow of the business is the primary consideration in the underwriting process.  The financial condition of commercial borrowers is monitored at least annually with the type of financial information required determined by the size of the relationship.  Measures employed by the Company for businesses with higher risk profiles include the use of government-assisted lending programs through the Small Business Administration and U.S. Department of Agriculture.

Agricultural and Agricultural Real Estate Loans
Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment.  Agricultural real estate loans are primarily comprised of loans for the purchase of farmland.  Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices.  Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods limited to twenty five years.  Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

Residential Real Estate Loans
Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of one-to-four units and home equity loans and lines of credit.  The Company sells substantially all of its long-term fixed rate residential real estate loans to secondary market investors.  The Company also releases the servicing of these loans upon sale.  The Company retains all residential real estate loans with balloon payment features.  Balloon periods are limited to five years. Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores.  Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral and have amortization periods of twenty five years or less. The Company does not originate subprime mortgage loans.

Consumer Loans
Consumer loans are primarily comprised of loans to individuals for personal and household purposes such as the purchase of an automobile or other living expenses.  Minimum underwriting criteria have been established that consider credit score, debt-to-income ratio, employment history, and collateral coverage.  Typically, consumer loans are set up on monthly payments with amortization periods based on the type and age of the collateral.

Other Loans
Other loans consist primarily of loans to municipalities to support community projects such as infrastructure improvements or equipment purchases.  Underwriting guidelines for these loans are consistent with those established for commercial loans with the additional repayment source of the taxing authority of the municipality.

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

Substandard. Loans classified as substandard are inadequately protected by the current sound-worthiness and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$19,036	$15,778	$57,851	$58,751	$179,102	$174,782	$20,015	$10,381
Watch	2,194	2,219	2,155	4,710	659	267	-	6,204
Substandard	1,857	1,494	3,165	1,531	3,381	4,478	211	5,561
Doubtful	-	888	-	-	-	-	-	-
Total	$23,087	$20,379	$63,171	$64,992	$183,142	$179,527	$20,226	$22,146

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$274,953	$276,174	$44,357	$53,293	$118,001	$120,284	$17,469	$19,655
Watch	25,062	14,598	2,543	3,269	483	2,519	-	-
Substandard	8,508	10,053	3,891	1,745	3,285	3,516	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$308,523	$300,825	$50,791	$58,307	$121,769	$126,319	$17,469	$19,655

	All Other Loans		Total Loans
	2011	2010	2011	2010
Pass	$12,314	$12,431	$743,098	$741,529
Watch	-	-	33,096	33,786
Substandard	-	-	24,298	28,378
Doubtful	-	-	-	888
Total	$12,314	$12,431	$800,492	$804,581

The following table presents the Company’s loan portfolio aging analysis at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$-	$-	$332	$332	$22,755	$23,087	$-
Farm loans	336	-	757	1,093	62,078	63,171	-
1-4 Family residential properties	763	533	1,523	2,819	180,323	183,142	-
Multifamily residential properties	-	-	-	-	20,226	20,226	-
Commercial real estate	366	281	1,676	2,323	306,200	308,523	-
Loans secured by real estate	1,465	814	4,288	6,567	591,582	598,149	-
Agricultural loans	-	-	745	745	50,046	50,791	-
Commercial and industrial loans	407	5	861	1,273	120,496	121,769	-
Consumer loans	188	14	-	202	17,267	17,469	-
All other loans	-	-	-	-	12,314	12,314	-
Total loans	$2,060	$833	$5,894	$8,787	$791,705	$800,492	$-

--

June 30, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$-	$-	$332	$332	$22,755	$23,087	$-
Farm loans	336	-	757	1,093	62,078	63,171	-
1-4 Family residential properties	763	533	1,523	2,819	180,323	183,142	-
Multifamily residential properties	-	-	-	-	20,226	20,226	-
Commercial real estate	366	281	1,676	2,323	306,200	308,523	-
Loans secured by real estate	1,465	814	4,288	6,567	591,582	598,149	-
Agricultural loans	-	-	745	745	50,046	50,791	-
Commercial and industrial loans	407	5	861	1,273	120,496	121,769	-
Consumer loans	188	14	-	202	17,267	17,469	-
All other loans	-	-	-	-	12,314	12,314	-
Total loans	$2,060	$833	$5,894	$8,787	$791,705	$800,492	$-

Within all loan portfolio segments, loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Impaired loans, excluding certain troubled debt restructured loans, are placed on nonaccrual status. Impaired loans include nonaccrual loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection. It is the Company’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status until, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. If the restructured loan is on accrual status prior to being modified, the loan is reviewed to determine if the modified loan should remain on accrual status.

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be troubled debt restructurings is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The following tables present impaired loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,430	$1,706	$264	$1,804	$1,804	$478
Farm loans	-	-	-	-	-	-
1-4 Family residential properties	472	472	82	917	917	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	650	650	147	1,120	1,120	79
Loans secured by real estate	2,552	2,828	493	4,414	4,510	899
Agricultural loans	-	-	-	-	-	-
Commercial and industrial loans	413	508	168	231	231	187
Consumer loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total loans	$2,965	$3,336	$661	$4,645	$4,741	$1,086

	June 30, 2011			December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance:
Construction and land development	$-	$-	$-	$151	$151	$-
Farm loans	534	534	-	540	540	-
1-4 Family residential properties	1,856	1,930	-	1,648	1,678	-
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	3,815	5,112	-	1,916	3,095	-
Loans secured by real estate	6,205	7,576	-	4,255	5,464	-
Agricultural loans	745	745	-	828	828	-
Commercial and industrial loans	725	1,027	-	692	804	-
Consumer loans	-	-	-	14	14	-
All other loans	-	-	-	0	-	-
Total loans	$7,675	$9,348	$-	$5,789	$7,110	$-

Total loans:
Construction and land development	$1,430	$1,706	$264	$1,955	$1,955	$478
Farm loans	534	534	-	540	540	-
1-4 Family residential properties	2,328	2,402	82	2,565	2,595	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	4,465	5,762	147	3,036	4,215	79
Loans secured by real estate	8,757	10,404	493	8,669	9,974	899
Agricultural loans	745	745	-	828	828	-
Commercial and industrial loans	1,138	1,535	168	923	1,035	187
Consumer loans	-	-	-	14	14	-
All other loans	-	-	-	-	-	-
Total loans	$10,640	$12,684	$661	$10,434	$11,851	$1,086

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	For the three months ended
	June 30, 2011		June 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,430	$-	$1,680	$-
Farm loans	535	-	1,027	-
1-4 Family residential properties	2,320	-	2,102	-
Multifamily residential properties	-	-	188	-
Commercial real estate	4,074	1	5,184	14
Loans secured by real estate	8,359	1	10,181	14
Agricultural loans	752	-	986	-
Commercial and industrial loans	1,366	-	1,137	5
Consumer loans	-	-	24	-
All other loans	-	-	-	-
Total loans	$10,477	$1	$12,328	$19

--

	For the six months ended
	June 30, 2011		June 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,422	$-	$1,680	$-
Farm loans	536	-	1,397	-
1-4 Family residential properties	2,331	-	2,111	-
Multifamily residential properties	-	-	188	-
Commercial real estate	4,483	7	5,187	28
Loans secured by real estate	8,772	7	10,563	28
Agricultural loans	756	-	1,038	-
Commercial and industrial loans	1,171	-	1,140	6
Consumer loans	-	-	24	-
All other loans	-		-	-
Total loans	$10,699	$7	$12,765	$34

For the three and six months ended June 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was related to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loan stated above that were still accruing was $398,000 of commercial real estate at June 30, 2011 and $888,000 of commercial real estate and $218,000 of commercial and industrial at June 30, 2010. For the three and six months ended June 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following table presents the Company’s nonaccrual loans at June 30, 2011 and December 31, 2010 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2011	December 31, 2010
Construction and land development	$1,430	$1,955
Farm loans	534	540
1-4 Family residential properties	2,328	2,565
Multifamily residential properties	-	573
Commercial real estate	4,067	2,149
Loans secured by real estate	8,359	7,782
Agricultural loans	745	828
Commercial and industrial loans	1,138	708
Consumer loans	-	14
All other loans	-	-
Total loans	$10,242	$9,332

Interest income which would have been recorded under the original terms of such nonaccrual loans totaled $255,000 and $350,000 for the six month periods ended June 30, 2011 and 2010, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2011, the Company’s loan portfolio included $113.9 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $103.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $14.6 million from $123.3 million at December 31, 2010 while loans concentrated in other grain farming decreased $9.4 million from $123.3 million at December 31, 2010 primarily due to seasonal cash flow paydowns.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $48.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87.8 million of loans to lessors of non-residential buildings and $45.9 million of loans to lessors of residential buildings and dwellings.

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

The Company estimates the appropriate level of allowance for loan losses by separately evaluating large impaired loans, large adversely classified loans and nonimpaired loans.

Impaired loans. The Company individually evaluates certain loans for impairment.  In general, these loans have been internally identified via the Company’s loan grading system as credits requiring management’s attention due to underlying problems in the borrower’s business or collateral concerns.  This evaluation considers expected future cash flows, the value of collateral and also other factors that may impact the borrower’s ability to make payments when due.  For loans greater than $100,000 in the commercial, commercial real estate, agricultural, agricultural real estate segments, impairment is individually measured each quarter using one of three alternatives: (1) the present value of expected future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, if available; or (3) the fair value of the collateral less costs to sell for collateral dependent loans and loans for which foreclosure is deemed to be probable. A specific allowance is assigned when expected cash flows or collateral do not justify the carrying amount of the loan. The carrying value of the loan reflects reductions from prior charge-offs.

Adversely classified loans. A detailed analysis is also performed on each adversely classified (substandard or doubtful rated) borrower with an aggregate, outstanding balance of $100,000 or more. This analysis includes commercial, commercial real estate, agricultural, and agricultural real estate borrowers who are not currently identified as impaired but pose sufficient risk to warrant in-depth review. Estimated collateral shortfalls are then calculated with allocations for each loan segment based on the five-year historical average of collateral shortfalls adjusted for environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate.

Non-classified and Watch loans.  For loans, in all segments of the portfolio, that are considered to possess levels of risk commensurate with a pass rating, management establishes base loss estimations which are derived from the historical loss experience over the past five years.  Use of a five-year historical loss period eliminates the effect of any significant losses that can be attributed to a single event or borrower during a given reporting period. The base loss estimations for each loan segment are adjusted after consideration of several environmental factors influencing the level of credit risk in the portfolio.  In addition, loans rated as watch are further segregated in the commercial / commercial real estate and agricultural / agricultural real estate segments. These loans possess potential weaknesses that, if go unchecked, may result in deterioration to the point of becoming a problem asset.  Due to the elevated risk inherent in these loans, an allocation of twice the adjusted base loss estimation of the applicable loan segment is determined appropriate.

Due to weakened economic conditions during recent years, the Company established allocations for each of the loan segments at levels above the base loss estimations. Some of the economic factors included the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve.

The Company has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses.  However, on an on-going basis the Company continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

--

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (in thousands):

	Three months ended
	June 30, 2011						June 30, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total	Total
Allowance for loan losses:
Balance, beginning of year	$8,737	$360	$448	$403	$703	$10,651	$9,529
Provision charged to expense	377	196	63	14	266	916	1,083
Losses charged off	(877)	-	(49)	(40)	-	(966)	(582)
Recoveries	75	-	-	19	-	94	35
Balance, end of period	$8,312	$556	$462	$396	$969	$10,695	$10,065
Ending balance:
Individually evaluated for impairment	$661	$-	$-	$-	$-	$661	$657
Collectively evaluated for impairment	$7,651	$556	$462	$396	$969	$10,034	$9,408
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$466,332	$109,788	$186,522	$17,471	$20,379	$800,492	$804,581
Ending balance:
Individually evaluated for impairment	$7,411	$1,149	$-	$-	$-	$8,560	$9,986
Collectively evaluated for impairment	$458,921	$108,639	$186,522	$17,471	$20,379	$791,932	$794,595
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

	Six months ended
	June 30, 2011						June 30, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393	$9,462
Provision charged to expense	1,468	152	84	33	119	1,856	1,843
Losses charged off	(1,569)	-	(63)	(76)	-	(1,708)	(1,318)
Recoveries	106	-	1	47	-	154	78
Balance, end of period	$8,312	$556	$462	$396	$969	$10,695	$10,065
Ending balance:
Individually evaluated for impairment	$661	$-	$-	$-	$-	$661	$657
Collectively evaluated for impairment	$7,651	$556	$462	$396	$969	$10,034	$9,408
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$466,332	$109,788	$186,522	$17,471	$20,379	$800,492	$804,581
Ending balance:
Individually evaluated for impairment	$7,411	$1,149	$-	$-	$-	$8,560	$9,986
Collectively evaluated for impairment	$458,921	$108,639	$186,522	$17,471	$20,379	$791,932	$794,595
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

	December 31, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	-	(3,122)
Recoveries	176	3	135	2	-	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393
Ending balance:
Individually evaluated for impairment	$1,086	$-	$-	$-	$-	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581
Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$-	$-	$-	$8,484
Collectively evaluated for impairment	$358,421	$111,304	$164,065	$19,675	$142,632	$796,097
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except 1-4 family residential properties and consumer, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges-off 1-4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge-off of unsecured open-end loans when the loan is 180 days past due, and charge down to the net realizable value when other secured loans are 120 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of Checkley.

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	2,864	3,015	2,764
Core deposit intangibles	8,986	4,753	8,986	4,376
Customer list intangibles	1,904	1,792	1,904	1,697
	$43,418	$13,169	$43,418	$12,597

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

Purchase price		$15,610
Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the three months ended June 30, 2011 and 2010 was as follows (in thousands):

	June 30,
	2011	2010
Intangibles from branch acquisition	$100	$100
Core deposit intangibles	377	157
Customer list intangibles	95	95
	$572	$352

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/11-06/30/11	$572

Estimated amortization expense:
For period 07/01/11-12/31/11	$562
For year ended 12/31/12	$773
For year ended 12/31/13	$673
For year ended 12/31/14	$643
For year ended 12/31/15	$616
For year ended 12/31/16	$381

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

The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLB) stock included in other assets as of June 30, 2011 and December 31, 2010. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during 2010. In 2011 the FHLB declared and paid dividends at an annualized rate of 10 basis points per share during the first and second quarters of 2011. The Company evaluated its cost investment in FHLB stock and deemed it was ultimately recoverable.

Note 7 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had an increase of $17.2 million during the first six months of 2011 primarily due to the addition of one large customer account. FHLB borrowings declined $3 million due to maturity of one advance during the first three months of 2011.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and may continue to be, especially as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2011,

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

--

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
June 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$177,556	$-	$177,556	$-
Obligations of states and political subdivisions	27,114	-	27,114	-
Mortgage-backed securities	210,846	-	210,783	63
Trust preferred securities	921	-	-	921
Other securities	2,034	36	1,998	-
Total available-for-sale securities	$418,471	$36	$417,451	$984

December 31, 2010
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,381	$-	$152,381	$-
Obligations of states and political subdivisions	26,914	-	26,914	-
Mortgage-backed securities	160,931	-	160,863	68
Trust preferred securities	581	-	-	581
Other securities	2,009	31	1,978	-
Total available-for-sale securities	$342,816	$31	$342,136	$649

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Available-for-Sale Securities
June 30, 2011	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(246)	(246)
Included in other comprehensive income (loss)	-	586	586
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(5)	-	(5)
Ending balance	$63	$921	$984

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(246)	$(246)

--

	Available-for-Sale Securities
June 30, 2010	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(978)	(978)
Included in other comprehensive income (loss)	1	426	427
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(4)	106	102
Ending balance	$72	$2,709	$2,781

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(978)	$(978)

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of June 30, 2011 was $4,330,000 and a fair value of $3,669,000 resulting in specific loss exposures of $661,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2011 was $4,649,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $1,647,000.

--

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
June 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$3,669	$-	$-	$3,669
Foreclosed assets held for sale	1,647	-	-	1,647

December 31, 2010
Impaired loans (collateral dependent)	$3,854	$-	$-	$3,854
Foreclosed assets held for sale	940	-	-	940

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

--

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$127,349	$127,349	$151,493	$151,493
Federal funds sold	80,999	80,999	80,000	80,000
Certificates of deposit investments	12,149	12,138	10,000	9,996
Available-for-sale securities	418,471	418,471	342,816	342,816
Held-to-maturity securities	50	51	50	53
Loans held for sale	1,254	1,254	114	114
Loans net of allowance for loan losses	788,543	792,155	794,074	799,039
Interest receivable	5,827	5,827	6,390	6,390
Federal Reserve Bank stock	1,520	1,520	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,217,062	$1,218,573	$1,212,710	$1,214,025
Securities sold under agreements to repurchase	111,313	111,317	94,057	94,058
Interest payable	569	569	701	701
Federal Home Loan Bank borrowings	19,750	20,767	22,750	23,953
Junior subordinated debentures	20,620	9,390	20,620	11,438

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Net interest income	$11,855	$23,903
Provision for loan losses	1,293	2,343
Non-interest income	3,355	6,736
Non-interest expense	10,486	20,913
Income before income taxes	3,431	7,383
Income tax expense	965	2,525
Net income	$2,466	$4,858
Dividends on preferred shares	554	1,131
Net income available to common stockholders	$1,912	$3,727

Earnings per share
Basic	$.31	$.61
Diluted	$.31	$.61

Basic weighted average shares outstanding	6,101,028	6,099,922
Diluted weighted average shares outstanding	6,130,597	6,128,107

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

--

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2010 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

Net income was $5,423,000 and $4,330,000 and diluted net income per common share available to common stockholders was $.61 and $.52 for the six months ended June 30, 2011 and 2010, respectively.  The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2011 and 2010, compared to the performance ratios for the year ended December 31, 2010:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2011	2010	2010
Return on average assets	.72%	.79%	.72%
Return on average common equity	7.90%	7.23%	7.20%
Average equity to average assets	8.47%	10.38%	9.44%

Total assets at June 30, 2011 and December 31, 2010 were $1.51 billion and $1.47 billion, respectively. The increase in net assets was primarily due to an increase in available-for-sale securities.  Available-for-sale securities increased by $75.7 million during the first six months of 2011 due to the addition of government agency and mortgage-backed securities. Net loan balances were $788.5 million at June 30, 2011, a decrease of $5.5 million, or .7%, from $794.1 million at December 31, 2010 primarily due to a seasonal decline in agricultural operating loans. Total deposit balances increased to $1.22 billion at June 30, 2011 from $1.21 billion at December 31, 2010 due to increases in non-interest bearing accounts and savings accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.40% for the six months ended June 30, 2011, down from 3.67% for the same period in 2010. Net interest income before the provision for loan losses was $23.6 million compared to net interest income of $18.8 million for the same period in 2010. This increase was due to the systematic investment overtime of the liquidity resulting from the September 2010 acquisition, as well as, the overall increase in earning assets added in the acquisition. The earning assets acquired were at a lower spread over the related deposits than the existing assets which caused a decline in net interest margin.

Other income increased $2 million or 32%, to $8.1 million for the six months ended June 30, 2011 compared to $6.1 million for the six months ended June 30, 2010. The increase in other income was primarily due to a decline in other-than-temporary impairment charges on investment securities and increases in trust and ATM / debit card revenues.

Other expense increased 29.1%, or $4.8 million, to $21.3 million for the six months ended June 30, 2011 compared to $16.5 million during the same period in 2010.  The increase in other expense was primarily due to additional expenses incurred as a result of operating the ten acquired branches as well as increases in other real estate owned expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2011 versus 2010
	Three months ended June 30	Six months ended June 30
Net interest income	$2,469	$4,783
Provision for loan losses	167	(13)
Other income, including securities transactions	1,016	1,953
Other expenses	(2,303)	(4,805)
Income taxes	(553)	(825)
Increase in net income	$796	$1,093

Credit quality is an area of importance to the Company. Total nonperforming loans were $10.6 million at June 30, 2011, compared to $11.6 million at June 30, 2010 and $10.4 million at December 31, 2010. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.7 million at June 30, 2011 compared to $7.6 million on June 30, 2010 and $6.2 million on December 31, 2010. The Company’s provision for loan losses for the six months ended June 30, 2011 and 2010 was $1.9 million and $1.8 million, respectively.  Total loans past due 30 days or more declined to 1.10% of loans at June 30, 2011 compared to 1.17% of loans at December 31, 2010.  At June 30, 2011, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011, annualized net charge-offs were .39% of average loans compared to .36% for the same period in 2010.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2011 and 2010 and December 31, 2010 was 13.92%, 15.42% and 11.71%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2011 and 2010 and December 31, 2010 was 15.06%, 16.60% and 12.84%, respectively. The lower ratios as of December 31, 2010 reflected the First Bank branch acquisition; the increase in 2011 was due to issuance of Series C Preferred Stock.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2011 and 2010 were $202.4 million and $141.2 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also, the FDIC will no longer charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act provision. The Company expensed $0 and $44,000 for this program during the first six months of 2011 and 2010, respectively.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $649,000 and $574,000 for this assessment during the first six months of 2011 and 2010, respectively.

On February 7, 2011, the FDIC Board adopted a final rule, which redefines the deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity during the period; makes generally conforming changes regarding assessment rates to the unsecured debt and brokered deposit adjustments; creates a depository institution debt adjustment; eliminates the previously adopted secured liability adjustment; and adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends for institutions that have reserve ratios that reach certain levels, other rate schedules when the reserve ratio reaches certain levels.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $71,000 and $44,000 during the first six months of 2011 and 2010, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $2,598,000 as of June 30, 2011.

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

--

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended June 30, 2011 and 2010 in the following table (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$115,948	$79	.27%	$23,444	$15	.26%
Federal funds sold	80,109	16	.08%	60,000	21	.14%
Certificates of deposit investments	11,189	19	.68%	9,926	32	1.29%
Investment securities
Taxable	376,154	2,464	2.62%	232,914	1,941	3.33%
Tax-exempt (1)	26,929	264	3.92%	23,281	240	4.12%
Loans (2)(3)(4)	796,912	11,280	5.68%	684,061	9,822	5.76%
Total earning assets	1,407,241	14,122	4.03%	1,033,626	12,071	4.68%
Cash and due from banks	30,827			18,245
Premises and equipment	28,276			15,269
Other assets	53,151			41,694
Allowance for loan losses	(11,068)			(9,902)
Total assets	$1,508,427			$1,098,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$500,254	$627	.50%	$389,265	$850	.88%
Savings deposits	255,004	409	.64%	147,919	293	.79%
Time deposits	268,608	742	1.11%	200,333	942	1.89%
Securities sold under agreements to repurchase	109,795	42	.15%	69,916	31	.18%
FHLB advances	19,761	183	3.71%	26,816	282	4.22%
Federal funds purchased	55	-	.00%	33	-	.00%
Junior subordinated debt	20,620	240	4.67%	20,620	262	5.10%
Other debt	-	-	.00%	335	1	1.20%
Total interest-bearing liabilities	1,174,097	2,243	.77%	855,237	2,661	1.25%
Non interest-bearing demand deposits	195,900			123,077
Other liabilities	5,633			6,336
Stockholders' equity	132,797			114,293
Total liabilities & equity	$1,508,427			$1,098,943
Net interest income		$11,879			$9,410
Net interest spread			3.26%			3.43%
Impact of non-interest bearing funds			.12%			.22%

Net yield on interest- earning assets			3.38%			3.65%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the six months ended June 30, 2011 and 2010 in the following table (dollars in thousands):

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$124,222	$156	.25%	$26,360	$30	.23%
Federal funds sold	80,055	40	.10%	60,000	37	.12%
Certificates of deposit investments	10,626	40	.77%	9,017	62	1.39%
Investment securities
Taxable	356,635	4,639	2.60%	224,163	3,935	3.51%
Tax-exempt (1)	27,027	533	3.94%	23,368	481	4.12%
Loans (2)(3)(4)	797,456	22,743	5.75%	686,981	19,736	5.79%
Total earning assets	1,396,021	28,151	4.07%	1,029,889	24,281	4.75%
Cash and due from banks	29,132			18,576
Premises and equipment	28,340			15,292
Other assets	54,136			42,115
Allowance for loan losses	(10,950)			(9,851)
Total assets	$1,496,679			$1,096,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$503,512	$1,267	.51%	$382,429	$1,669	.88%
Savings deposits	244,836	807	.67%	143,706	574	.81%
Time deposits	281,942	1,523	1.09%	206,198	2,028	1.98%
Securities sold under agreements to repurchase	98,339	75	.15%	68,141	61	.18%
FHLB advances	20,733	394	3.83%	29,490	625	4.28%
Federal funds purchased	28	-	.00%	11	-	.00%
Junior subordinated debt	20,620	501	4.90%	20,620	522	5.10%
Other debt	-	-	.00%	174	1	1.27%
Total interest-bearing liabilities	1,170,010	4,567	.79%	850,769	5,480	1.30%
Non interest-bearing demand deposits	194,158			123,941
Other liabilities	5,719			7,575
Stockholders' equity	126,792			113,736
Total liabilities & equity	$1,496,679			$1,096,021
Net interest income		$23,584			$18,801
Net interest spread			3.28%			3.45%
Impact of non-interest bearing funds			.12%			.22%

Net yield on interest- earning assets			3.40%			3.67%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and  six months ended June 30, 2011, compared to the same periods in 2010 (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
	2011 compared to 2010			2011 compared to 2010
	Increase / (Decrease)			Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$64	$63	$1	$126	$123	$3
Federal funds sold	(5)	29	(34)	3	18	(15)
Certificates of deposit investments	(13)	23	(36)	(22)	25	(47)
Investment securities:
Taxable	523	2,845	(2,322)	704	3,325	(2,621)
Tax-exempt (2)	24	36	(12)	52	73	(21)
Loans (3)	1,458	2,354	(896)	3,007	3,410	(403)
Total interest income	2,051	5,350	(3,299)	3,870	6,974	(3,104)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(223)	1,088	(1,311)	(402)	1,043	(1,445)
Savings deposits	116	444	(328)	233	510	(277)
Time deposits	(200)	1,323	(1,523)	(505)	1,424	(1,929)
Securities sold under
agreements to repurchase	11	41	(30)	14	39	(25)
FHLB advances	(99)	(68)	(31)	(231)	(171)	(60)
Junior subordinated debt	(22)	-	(22)	(21)	-	(21)
Other debt	(1)	(1)	-	(1)	(1)	-
Total interest expense	(418)	2,827	(3,245)	(913)	2,844	(3,757)
Net interest income	$2,469	$2,523	$(54)	$4,783	$4,130	$653

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volum and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $4.8 million, or 25.4%, to $23.6 million for the six months ended June 30, 2011, from $18.8 million for the same period in 2010. The increase in net interest income was primarily due to an increase in earning assets.

For the six months ended June 30, 2011, average earning assets increased by $366 million, or 35.6%, and average interest-bearing liabilities increased $319 million, or 37.5%, compared with average balances for the same period in 2010. The increases in these assets and liabilities are primarily a result of the September 2010 acquisition. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $97.9 million or 371.4%.

•	Average federal funds sold increased $20.1 million or 33.5%.

•	Average certificates of deposit investments increased by $1.6 million or 17.7%

•	Average loans increased by $110.5 million or 16.1%.

•	Average securities increased by $136.1 million or 55%.

•	Average deposits increased by $298 million or 40.7%.

•	Average securities sold under agreements to repurchase increased by $30.2 million or 44.3%.

•	Average borrowings and other debt decreased by $8.9 million or 17.7%.

•	Net interest margin decreased to 3.40% for the first six months of 2011 from 3.67% for the first six months of 2010.

--

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.46% and 3.74% for the first six months of 2011 and 2010, respectively. The TE adjustments to net interest income for the six months ended June 30, 2011 and 2010 were $275,000 and $248,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2011 and 2010 was $1,856,000 and $1,843,000, respectively.  Nonperforming loans were $10.6 million and $11.6 million as of June 30, 2011 and 2010, respectively.  Net charge-offs were $1,554,000 for the six months ended June 30, 2011 compared to $1,240,000 during the same period in 2010.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	$ Change	2011	2010	$ Change
Trust revenues	$739	$595	$144	$1,520	$1,219	$301
Brokerage commissions	152	136	16	307	265	42
Insurance commissions	510	444	66	1,118	1,088	30
Service charges	1,201	1,181	20	2,297	2,257	40
Security gains, net	196	5	191	377	246	131
Impairment losses on securities	(61)	(355)	294	(246)	(978)	732
Mortgage banking revenue, net	123	105	18	239	201	38
ATM / debit card revenue	889	686	203	1,721	1,310	411
Other	310	246	64	731	503	228
Total other income	$4,059	$3,043	$1,016	$8,064	$6,111	$1,953

Following are explanations of the changes in these other income categories for the three months ended June 30, 2011 compared to the same period in 2010:

•
Trust revenues increased $144,000 or 24.2% to $739,000 from $595,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $533.4 million at June 30, 2011 compared to $458.1 million at June 30, 2010.

•	Revenues from brokerage increased $16,000 or 11.8% to $152,000 from $136,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions increased $66,000 or 14.9% to $510,000 from $444,000 due to an increase in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $20,000 or 1.7% to $1,201,000 from $1,181,000.  This was primarily the result of an increase in account service charges due to an increase in the number of accounts resulting from the branch acquisition during the third quarter of 2010.

•	The sale of securities during the three months ended June 30, 2011 resulted in net securities gains of $196,000 compared to $5,000 during the three months ended June 30, 2010.

•
During the second quarter of 2011, the Company recorded other-than-temporary impairment charges amounting to $61,000 for one of its investments in trust preferred securities. There were $355,000 of other-than-temporary impairment charges during the second quarter of 2010. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

--

•	Mortgage banking income increased $18,000 or 17.1% to $123,000 from $105,000. Loans sold balances were as follows:

•	$8.5 million (representing 68 loans) for the second quarter of 2011.
•	$8.9 million (representing 88 loans) for the second quarter of 2010.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $203,000 or 29.6% to $889,000 from $686,000 due to increased usage primarily as a result of the increase in customers after the branch acquisition during the third quarter of 2010.

•
Other income increased $64,000 or 26% to $310,000 from $246,000. This increase was primarily due to an increase in rental income primarily from buildings acquired in the branch acquisition during the third quarter of 2010.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2011 compared to the same period in 2010:

•
Trust revenues increased $301,000 or 24.7% to $1,520,000 from $1,219,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $533.4 million at June 30, 2011 compared to $458.1 million at June 30, 2010.

•	Revenues from brokerage increased $42,000 or 15.8% to $307,000 from $265,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions increased $30,000 or 2.8% to $1,118,000 from $1,088,000 due to an increase in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $40,000 or 1.8% to $2,297,000 from $2,257,000.  This was primarily the result of an increase in account service charges due to an increase in the number of accounts resulting from the branch acquisition during the third quarter of 2010.

•	The sale of securities during the six months ended June 30, 2011 resulted in net securities gains of $377,000 compared to $246,000 during the six months ended June 30, 2010.

•
During the first six months of 2011, the Company recorded other-than-temporary impairment charges amounting to $246,000 for two of its investments in trust preferred securities. There were $978,000 of other-than-temporary impairment charges during the first six months of 2010. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $38,000 or 18.9% to $239,000 from $201,000. Loans sold balances were as follows:

•	$18.9 million (representing 158 loans) for the first six months of 2011.
•	$15.6 million (representing 151 loans) for the first six months of 2010.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $411,000 or 31.4% to $1,721,000 from $1,310,000 due to increased usage primarily as a result of the increase in customers after the branch acquisition during the third quarter of 2010.

•
Other income increased $228,000 or 45.3% to $731,000 from $503,000. This increase was primarily due to a an increase in rental income from buildings acquired in the branch acquisition during the third quarter of 2010.

--

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2010	$ Change	2011	2010	$ Change
Salaries and employee benefits	$5,625	$4,287	$1,338	$11,059	$8,655	$2,404
Net occupancy and equipment expense	1,983	1,285	698	3,950	2,563	1,387
Net other real estate owned expense	477	299	178	597	147	450
FDIC insurance	286	344	(58)	720	662	58
Amortization of intangible assets	286	176	110	572	352	220
Stationery and supplies	151	134	17	289	249	40
Legal and professional	513	702	(189)	1,080	1,131	(51)
Marketing and donations	258	207	51	459	410	49
Other operating expenses	1,432	1,274	158	2,577	2,329	248
Total other expense	$11,011	$8,708	$2,303	$21,303	$16,498	$4,805

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2011 compared to the same period in 2010:

•
Salaries and employee benefits, the largest component of other expense, increased $1,338,000 or 31.2% to $5,625,000 from $4,287,000.  This increase is due to additional full-time equivalent employees added primarily in the acquisition of the First Bank Branches during the third quarter of 2011.  There were 407 full-time equivalent employees at June 30, 2011 compared to 345 at June 30, 2010.

•
Occupancy and equipment expense increased $698,000 or 54.3% to $1,983,000 from $1,285,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the second quarter of 2011 compared to the same period for 2010.

•
Net other real estate owned expense increased $178,000 or 59.5% to $477,000 from $299,000. The increase in 2011 was primarily due to write downs on three properties held during the second quarter of 2011 compared to the same period in 2010.

•	FDIC insurance expense decreased $58,000 or 16.9% to $286,000 from $344,000 due to a change in the calculation of insurance assessments beginning April 1, 2011.

•
Expense for amortization of intangible assets increased $110,000 or 62.5% to $286,000 from $176,000 for the three months ended June 30, 2011 and 2010. The increase in 2011 was due to an additional core deposit intangible asset resulting from the branch acquisition.

•
Other operating expenses increased $158,000 or 12.4% to $1,432,000 in 2011 from $1,274,000 in 2010 primarily due to additional expenses incurred to following the acquisition of the First Bank Branches.

•
On a net basis, all other categories of operating expenses decreased $121,000 or 11.6% to $922,000 in 2011 from $1,043,000 in 2010.  The decrease was primarily due to a decrease in legal expenses associated with the acquisition of the First Bank Branches during 2010.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2011 compared to the same period in 2010:

•
Salaries and employee benefits, the largest component of other expense, increased $2,404,000 or 27.8% to $11,059,000 from $8,655,000.  This increase is due to additional full-time equivalent employees added primarily in the acquisition of the First Bank Branches during the third quarter of 2010 and merit increases for continuing employees during the period for 2011 compared to 2010.  There were 407 full-time equivalent employees at June 30, 2011 compared to 345 at June 30, 2010.

•
Occupancy and equipment expense increased $1,387,000 or 54.1% to $3,950,000 from $2,563,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the first six months of 2011 compared to the same period for 2010.

--

•
Net other real estate owned expense increased $450,000 or 306.1% to $597,000 from $147,000. The increase in 2011 was due to a reclassification of rental income from a repossessed property that was previously recorded net of rental expense during the first quarter of 2011, write downs on three properties held during the second quarter of 2011, several owned properties sold at a gain during the first quarter of 2010 and an increase in repairs and real estate tax expenses on properties held during the first quarter of 2011 compared to the same period in 2010.

•
FDIC insurance expense increased $58,000 or 8.8% to $720,000 from $662,000 primarily due to the increase in daily deposit balances after the First Bank Branch acquisition for expense during the first quarter of 2011 offset by a decrease in expense during the second quarter of 2011 due to a change in the calculation of the insurance assessment.

•
Expense for amortization of intangible assets increased $220,000 or 62.5% to $572,000 from $352,000 for the six months ended June 30, 2011 and 2010. The increase in 2011 was due to an additional core deposit intangible asset resulting from the branch acquisition.

•	Other operating expenses increased $248,000 or 10.6% to $2,577,000 in 2011 from $2,329,000 in 2010 primarily due to additional expenses incurred following the acquisition of the First Bank Branches.

•
On a net basis, all other categories of operating expenses increased $38,000 or 2.1% to $1,828,000 in 2011 from $1,790,000 in 2010.  The increase was primarily due to increased legal and other professional expenses associated with the Company’s issuance of Series C Preferred Stock offset by a decrease in legal expenses associated with the acquisition of the First Bank Branches during 2010.

Income Taxes

Total income tax expense amounted to $3,066,000 (36.1% effective tax rate) for the six months ended June 30, 2011, compared to $2,241,000 (34.1% effective tax rate) for the same period in 2010. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This was the primary cause of the increase in the Company’s effective tax rate in 2011.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$175,817	1.96%	$152,086	1.90%
Obligations of states and political subdivisions	26,261	4.04%	26,599	4.05%
Mortgage-backed securities: GSE residential	204,784	3.54%	158,936	3.72%
Trust preferred securities	6,349	3.69%	6,595	3.74%
Other securities	2,035	2.48%	2,035	2.48%
Total securities	$415,246	2.90%	$346,251	2.94%

At June 30, 2011, the Company’s investment portfolio increased by $69 million from December 31, 2010 primarily due to the purchase of obligations of U.S. government corporations and agencies securities and mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

--

The table below presents the credit ratings as of June 30, 2011, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at June 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$175,817	$177,556	$177,556	$-	$-		$-	$-	$-
Obligations of state and political subdivisions	26,261	27,165	2,469	17,593	2,325		1,350	-	3,428
Mortgage-backed securities (2)	204,784	210,846	-	-	-		-	-	210,846
Trust preferred securities	6,349	921	-	-	-		-	921	-
Other securities	2,035	2,034	-	1,998	-		-	-	36
Total investments	$415,246	$418,522	$180,025	$19,591	$2,325		$1,350	$921	$214,310

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of June 30, 2011:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$829,434	$1,046,767	$200,140	$4,272,127
Fair value	$335,367	$155,952	$86,811	$342,779
Unrealized gains/(losses)	$(494,067)	$(890,815)	$(113,329)	$(3,929,348)
Other-than-temporary impairment recorded in earnings	$691,000	$2,166,531	$127,146	$491,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	16	23	3	29
Number of issuers in default	3	5	-	6
Number of issuers in deferral	6	7	2	10

Original collateral	$303,112,000	$334,170,000	$519,250,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	32.7%	34.6%	6.4%	20.5%
Remaining collateral	$231,500,000	$298,300,000	$40,750,000	$360,850,000
Actual defaults & deferrals as a % of remaining collateral	42.8%	38.8%	80.9%	28.9%
Expected defaults & deferrals as a % of remaining collateral	39.1%	44.2%	76.2%	33.8%
Performing collateral	$132,500,000	$179,300,000	$16,506,000	$276,817,000

Current balance of class	$95,669,000	$112,075,000	$26,549,000	$45,163,000
Subordination	$190,757,000	$265,970,000	$26,549,000	$313,859,000
Excess subordination	$(58,257,000)	$(86,670,000)	$(10,044,000)	$(37,042,000)
Excess subordination as a % of remaining performing collateral	-44.0%	-48.3%	-60.9%	-13.4%

Discount rate (1)	9.74%	9.68%	2.046%-6.79%	1.21%-5.89%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36%	2% / .36%	2% / .36%	2% / .36%
Recovery assumption (3)	10%	10%	10%	10%
Prepayment assumption (4)	5%	5%	5%	5%

(1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date
(2) 2% annually for 2 years and 36 basis points annually thereafter
(3) With 2 year lag
(4) Every 5 years beginning after 2013

The trust preferred pooled securities are Collateralized Debt Obligations (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies and insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the current outstanding balance of the specific class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes notes were paid. However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder will not receive a greater than projected or even full payment of cash flow at maturity.

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

--

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	% Outstanding Loans	December 31, 2010	% Outstanding Loans
Construction and land development	$23,087	2.9%	$20,379	2.5%
Farm loans	63,171	7.9%	64,992	8.1%
1-4 Family residential properties	183,142	22.9%	179,527	22.3%
Multifamily residential properties	20,226	2.5%	22,146	2.8%
Commercial real estate	308,523	38.5%	300,825	37.4%
Loans secured by real estate	598,149	74.7%	587,869	73.1%
Agricultural loans	50,791	6.3%	58,307	7.2%
Commercial and industrial loans	121,769	15.3%	126,319	15.7%
Consumer loans	17,469	2.2%	19,655	2.4%
All other loans	12,314	1.5%	12,431	1.5%
Total loans	$800,492	100.0%	$804,581	100.0%

Overall loans decreased $4.1 million, or .5%.  The decrease was primarily due seasonal decreases in agricultural loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,254,000 and $114,000 as of June 30, 2011 and December 31, 2010, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$154,212	19.2%	$148,682	18.4%
Charleston region	49,650	6.2%	54,649	6.8%
Sullivan region	111,761	14.0%	113,113	14.1%
Effingham region	82,333	10.3%	86,542	10.8%
Decatur region	161,447	20.2%	165,412	20.6%
Peoria region	128,094	16.0%	124,757	15.5%
Highland region	112,995	14.1%	111,426	13.8%
Total all regions	$800,492	100.0%	$804,581	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2011 and 2010, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

--

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2011 and December 31, 2010, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$103,090	12.88%	$108,149	13.44%
Lessors of non-residential buildings	87,835	10.97%	87,236	10.84%
Lessors of residential buildings & dwellings	45,898	5.73%	49,484	6.15%
Hotels and motels	48,877	6.11%	49,679	6.17%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2011, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	14,363	$8,678	$46	$23,087
Farm loans	10,848	45,102	7,221	63,171
1-4 Family residential properties	26,030	89,755	67,357	183,142
Multifamily residential properties	2,232	14,137	3,857	20,226
Commercial real estate	47,460	198,585	62,478	308,523
Loans secured by real estate	100,933	356,257	140,959	598,149
Agricultural loans	35,443	15,212	136	50,791
Commercial and industrial loans	70,077	44,345	7,347	121,769
Consumer loans	3,749	13,015	705	17,469
All other loans	4,667	1,557	6,090	12,314
Total loans	$214,869	$430,386	$155,237	$800,492
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2011, loans with maturities over one year consisted of approximately $527.1 million in fixed rate loans and approximately $58.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Nonaccrual loans	$10,242	$9,332
Restructured loans which are performing in accordance
with revised terms	398	1,102
Total nonperforming loans	10,640	10,434
Repossessed assets	4,685	6,199
Total nonperforming loans and repossessed assets	$15,325	$16,633
Nonperforming loans to loans,
before allowance for loan losses	1.34%	1.30%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	1.93%	2.07%

The $910,000 increase in nonaccrual loans during 2011 resulted from the net of $3,176,000 of loans put on nonaccrual status, offset by $576,000 of loans transferred to other real estate owned, $834,000 of loans charged off and $856,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,430	14.0%	$1,955	20.9%
Farm loans	534	5.2%	540	5.8%
1-4 Family residential properties	2,328	22.7%	2,565	27.5%
Multifamily residential properties	-	-%	573	6.1%
Commercial real estate	4,067	39.7%	2,149	23.0%
Loans secured by real estate	8,359	81.6%	7,782	83.3%
Agricultural loans	745	7.3%	828	8.9%
Commercial and industrial loans	1,138	11.1%	708	7.6%
Consumer loans	-	-%	14	0.2%
Total loans	$10,242	100.0%	$9,332	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $255,000 and $350,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

The $1,514,000 decrease in repossessed assets during 2011 resulted from the net of $711,000 of additional assets repossessed, $1,733,000 of repossessed assets sold and $492,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$461	9.8%	$1,234	19.9%
1-4 family residential properties	572	12.2%	514	8.3%
Multi-family residential properties	556	11.9%	170	2.7%
Commercial real estate	3,060	65.3%	4,209	67.9%
Total real estate	4,649	99.2%	6,127	98.8%
Other collateral	36	.8%	72	1.2%
Total repossessed collateral	$4,685	100.0%	$6,199	100.0%

Repossessed assets sold during 2011 resulted in net gains of $343,000, of which a net gain of $345,000 was related to real estate asset sales and a net loss of $2,000 was related to other repossessed asset sales. Repossessed assets sold during 2010 resulted in net gains of $220,000, of which $218,000 was related to real estate asset sales and $2,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At June 30, 2011, the Company’s loan portfolio included $113.9 million of loans to borrowers whose businesses are directly related to agriculture.  This balance decreased $9.4 million from $123.3 million at December 31, 2010.  Any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $48.9 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  A prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $87.8 million of loans to lessors of non-residential buildings and $45.9 million of loans to lessors of residential buildings and dwellings.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the Board of Directors.  Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed.  The vast majority of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system.  Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint.  In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.

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

--

Analysis of the allowance for loan losses as of June 30, 2011 and 2010, and of changes in the allowance for the three and six-month periods ended June 30, 2011 and 2010, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Average loans outstanding, net of unearned income	$796,912	$684,061	$797,456	$686,981
Allowance-beginning of period	10,651	9,529	10,393	9,462
Charge-offs:
Real estate-mortgage	780	432	1,107	1,012
Commercial, financial & agricultural	146	99	525	195
Installment	8	3	13	29
Other	32	48	63	82
Total charge-offs	966	582	1,708	1,318
Recoveries:
Real estate-mortgage	52	3	53	6
Commercial, financial & agricultural	23	7	54	29
Installment	2	7	8	18
Other	17	18	39	45
Total recoveries	94	35	154	78
Net charge-offs	872	547	1,554	1,240
Provision for loan losses	916	1,083	1,856	1,843
Allowance-end of period	$10,695	$10,065	$10,695	$10,065
Ratio of annualized net charge-offs to average loans	.44%	.32%	.39%	.36%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.34%	1.49%	1.34%	1.49%
Ratio of allowance for loan losses to nonperforming loans	100.5%	86.5%	100.5%	86.5%

The ratio of the allowance for loan losses to nonperforming loans is 91.9% as of June 30, 2011 compared to 86.5% as of June 30, 2010.  Given the current economic environment and probable losses in the loan portfolio, management increased the provision for loan losses which increased the allowance balance. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first six months of 2011, the Company had net charge-offs of $1,554,000 compared to $1,240,000 in 2010. During 2011, the Company’s significant charge-offs included $301,000 on eight commercial real estate loans of four borrowers and $378,000 on two commercial operating loans of two borrowers.

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (dollars in thousands):

	Six months ended June 30, 2011		Six months ended June 30, 2010		Year ended December 31, 2010
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$194,158	-	$123,941	-	$142,125	-
Interest-bearing	503,512	.51%	382,429	.88%	421,743	.76%
Savings	244,836	.66%	143,706	.81%	165,337	.77%
Time deposits	281,942	1.09%	206,198	1.98%	243,606	1.64%
Total average deposits	$1,224,448	.59%	$856,274	1.01%	$972,811	.87%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (in thousands):

	Six months ended	Six months ended	Year ended
	June 30, 2011	June 30, 2010	December 31, 2010
High month-end balances of total deposits	$1,233,633	$869,169	$1,227,528
Low month-end balances of total deposits	1,215,413	842,653	842,653

During the first six months of 2011, the average balance of deposits increased by $251.6 million from the average balance for the year ended December 31, 2010. The increase was primarily attributable to the addition of $337 million of deposits assumed in the acquisition of the First Bank branches offset by decreases due to higher rate time deposits that matured and were not replaced. Average non-interest bearing deposits increased by $52 million, average money market account balances increased by $60.1 million, NOW account balances increased by $21.7 million and savings account balances increased $79.5 million.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $0 and $5 million as of June 30, 2011 and December 31, 2010, respectively.

The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
3 months or less	$23,044	$31,277
Over 3 through 6 months	17,664	14,430
Over 6 through 12 months	13,219	24,906
Over 12 months	19,264	18,315
Total	$73,191	$88,928

During the first six months of 2011, the balance of time deposits of $100,000 or more decreased by approximately $15.7 million. The decrease in balances was primarily attributable to declines in brokered and consumer time deposits that matured and were not renewed.

--

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2011 and December 31, 2010 is presented below (dollars in thousands):

	June 30,	December 31,
	2011	2010
Securities sold under agreements to repurchase	$111,313	$94,057
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	3,000
Fixed term – due after one year	9,750	19,750
Junior subordinated debentures	20,620	20,620
Total	$151,683	$137,428
Average interest rate at end of period	1.27%	1.81%
Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$116,775	$94,530
Federal Home Loan Bank advances:
Fixed term – due in one year or less	13,000	10,000
Fixed term – due after one year	14,750	22,750
Debt:
Debt due in one year or less	-	2,000
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD)
Securities sold under agreements to repurchase	$98,339	$76,758
Federal funds purchased	28	5
Federal Home Loan Bank advances:
Overnight	5	-
Fixed term – due in one year or less	9,514	4,984
Fixed term – due after one year	11,214	21,109
Debt:
Loans due in one year or less	-	645
Junior subordinated debentures	20,620	20,620
Total	$139,720	$124,121
Average interest rate during the period	1.39%	1.94%

Securities sold under agreements to repurchase had an increase of $17.3 million during the first six months of 2011 primarily due to the addition of one large customer account. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2011 the fixed term advances consisted of $19.75 million as follows:

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

--

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of June 30, 2011. This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at June 30, 2011). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2011 and 2010 December 31, 2010.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.13% and 3.15% at June 30, 2011 and December 31, 2010, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.85% at June 30, 2011). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

--

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2011 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$172,316	$-	$-	$-	$-	$-	$172,316	$172,316
Certificates of deposit investments	12,149	-	-	-	-	-	12,149	12,138
Taxable investment securities	45,310	13,157	18,362	27,488	23,714	263,326	391,357	391,357
Nontaxable investment securities	304	413	805	111	582	24,949	27,164	27,165
Loans	405,616	154,138	114,378	61,869	50,562	13,929	800,492	804,104
Total	$635,695	$167,708	$133,545	$89,468	$74,858	$302,204	$1,403,478	$1,407,080
Interest-bearing liabilities:
Savings and N.O.W. accounts	$99,230	$28,012	29,032	$40,248	$41,388	$244,014	$481,924	$481,924
Money market accounts	246,680	2,673	2,748	3,564	3,639	19,232	278,536	278,536
Other time deposits	199,110	33,770	8,726	7,010	11,229	334	260,179	261,690
Short-term borrowings/debt	111,313	-	-	-	-	-	111,313	111,317
Long-term borrowings/debt	30,620	4,750	-	-	-	5,000	40,370	30,157
Total	$686,953	$69,205	$40,506	$50,822	$56,256	$268,580	$1,172,322	$1,163,301
Rate sensitive assets – rate sensitive liabilities	$(51,258)	$98,503	$93,039	$38,646	$18,602	$33,624	$231,156
Cumulative GAP	$(51,258)	$47,245	$140,284	$178,930	$197,532	$231,156

Cumulative amounts as % of total Rate sensitive assets	-3.7%	7.0%	6.6%	2.8%	1.3%	2.4%
Cumulative Ratio	-3.7%	3.4%	10.0%	12.7%	14.1%	16.5%

The static GAP analysis shows that at June 30, 2011, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2011, the Company’s stockholders' equity had increased $25.4 million, or 22.7%, to $137,703,000 from $112,265,000 as of December 31, 2010. During the first six months of 2011, net income contributed $5,423,000 to equity before the payment of dividends to common stockholders.  The change in market value of available-for-sale investment securities increased stockholders' equity by $4,064,000, net of tax.  Issuance of 3,850 shares of Series C preferred stock increased stockholders’ equity by $19,250,000. Additional purchases of treasury stock (73,800 shares at an average cost of $18.69 per share) decreased stockholders’ equity by approximately $1,379,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2011 and December 31, 2010, the Company and First Mid Bank met all capital adequacy requirements.

--

As of June 30, 2011, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to risk-weighted assets)
Company	$141,057	15.06%	$74,937	> 8.00%	N/A	N/A
First Mid Bank	120,096	12.90	74,459	> 8.00	$93,074	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	130,362	13.92	37,469	> 4.00	N/A	N/A
First Mid Bank	109,401	11.75	37,229	> 4.00	55,844	> 6.00
Tier 1 Capital (to average assets)
Company	130,362	8.79	59,323	> 4.00	N/A	N/A
First Mid Bank	109,401	7.41	59,080	> 4.00	73,850	> 5.00

December 31, 2010
Total Capital (to risk-weighted assets)
Company	$118,622	12.84%	$73,914	> 8.00%	N/A	N/A
First Mid Bank	113,143	12.32	73,491	> 8.00	$91,864	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	108,229	11.71	36,957	> 4.00	N/A	N/A
First Mid Bank	102,748	11.19	36,745	> 4.00	55,118	> 6.00
Tier 1 Capital (to average assets)
Company	108,229	7.42	58,369	> 4.00	N/A	N/A
First Mid Bank	102,748	7.07	58,141	> 4.00	72,676	> 5.00

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the SI Plan.  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its Subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its Subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established in the SI Plan.  A maximum of 300,000 shares may be issued under the SI Plan. As of December 31, 2010, the Company had awarded 59,500 shares under the plan. There were no shares awarded during the first six months of 2011.

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

During the six-month period ending June 30, 2011, the Company repurchased 73,800 shares at a total cost of approximately $1,379,000. Since 1998, the Company has repurchased a total of 2,985,506 shares at a total price of approximately $57,168,000.  As of June 30, 2011, the Company was authorized per all repurchase programs to purchase $4,538,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2011, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2011, the excess collateral at the FHLB would support approximately $69.1 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2011, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2011 and 2010 and December 31, 2010.

--

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2011 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$260,179	$191,294	$45,579	$22,972	$334
Debt	20,620	-	-	-	20,620
Other borrowings	131,063	126,313	4,750	-	-
Operating leases	5,304	1,082	1,954	1,083	1,185
Supplemental retirement	918	50	200	200	468
	$418,084	$318,739	$52,483	$24,255	$22,607

For the six-month period ended June 30, 2011, net cash of $13.8 million and $34 million was provided from operating activities and financing activities, respectively, and $70.9 million was used in investing activities. In total, cash and cash equivalents decreased by $23.1 million since year-end 2010.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Unused commitments and lines of credit:
Commercial real estate	$27,019	$15,882
Commercial operating	103,219	87,068
Home equity	26,419	25,421
Other	37,834	34,556
Total	$194,491	$162,927

Standby letters of credit	$7,877	$6,349

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 -- April 30, 2011	-	$-	-	$5,535,000
May 1, 2011 -- May 31, 2011	3,061	$17.79	3,061	$5,481,000
June 1, 2011 – June 30, 2011	50,052	$18.83	50,052	$4,538,000
Total	53,113	$18.77	53,113	$4,538,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 5, 2011

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.