Form 10-Q
period 2011-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2011-11-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or
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

1421 Charleston Avenue,
Mattoon, Illinois	61938
(Address of principal executive offices)	(Zip code)

(217) 234-7454
(Registrant's telephone number, including area code)

1515 Charleston Avenue,
Mattoon, Illinois
(Former address—changed since last report)

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

As of November 4, 2011, 6,018,196 common shares, $4.00 par value, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks:
Non-interest bearing	$28,052	$21,008
Interest bearing	40,419	130,485
Federal funds sold	80,968	80,000
Cash and cash equivalents	149,439	231,493
Certificates of deposit investments	12,781	10,000
Investment securities:
Available-for-sale, at fair value	449,749	342,816
Held-to-maturity, at amortized cost (estimated fair value of $51
at September 30, 2011 and $53 at December 31, 2010)	50	50
Loans held for sale	1,458	114
Loans	814,033	804,467
Less allowance for loan losses	(10,429)	(10,393)
Net loans	803,604	794,074
Interest receivable	6,685	6,390
Other real estate owned	4,858	6,127
Premises and equipment, net	30,851	28,544
Goodwill, net	25,753	25,753
Intangible assets, net	4,210	5,068
Other assets	14,515	17,816
Total assets	$1,503,953	$1,468,245
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$203,415	$183,932
Interest bearing	995,474	1,028,778
Total deposits	1,198,889	1,212,710
Securities sold under agreements to repurchase	116,395	94,057
Interest payable	492	701
FHLB borrowings	19,750	22,750
Junior subordinated debentures	20,620	20,620
Other liabilities	6,815	5,142
Total liabilities	1,362,961	1,355,980
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000 shares;
issued 8,777 shares in 2011 and 4,927 shares in 2010	43,885	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,537,363 shares in 2011 and 7,477,132 shares in 2010	30,149	29,909
Additional paid-in capital	29,172	28,223
Retained earnings	70,669	66,356
Deferred compensation	2,879	2,929
Accumulated other comprehensive gain (loss)	4,043	(2,066)
Less treasury stock at cost, 1,526,662 shares in 2011
and 1,418,456 shares in 2010	(39,805)	(37,721)
Total stockholders’ equity	140,992	112,265
Total liabilities and stockholders’ equity	$1,503,953	$1,468,245

See accompanying notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$11,204	$10,208	$33,947	$29,944
Interest on investment securities	2,891	2,173	8,063	6,589
Interest on certificates of deposit investments	20	26	60	88
Interest on federal funds sold	15	21	55	58
Interest on deposits with other financial institutions	38	36	194	66
Total interest income	14,168	12,464	42,319	36,745
Interest expense:
Interest on deposits	1,663	2,141	5,260	6,412
Interest on securities sold under agreements to repurchase	47	36	122	97
Interest on FHLB borrowings	185	234	579	859
Interest on other borrowings	-	7	-	8
Interest on subordinated debentures	131	268	632	790
Total interest expense	2,026	2,686	6,593	8,166
Net interest income	12,142	9,778	35,726	28,579
Provision for loan losses	728	884	2,584	2,727
Net interest income after provision for loan losses	11,414	8,894	33,142	25,852
Other income:
Trust revenues	661	619	2,181	1,838
Brokerage commissions	178	130	485	395
Insurance commissions	385	365	1,503	1,453
Service charges	1,286	1,190	3,583	3,447
Securities gains, net	35	297	412	543
Total other-than-temporary impairment losses	(338)	(1,047)	(584)	(1,599)
Portion of loss recognized in other comprehensive loss	-	622	-	196
Other-than-temporary impairment losses recognized in earnings	(338)	(425)	(584)	(1,403)
Mortgage banking revenue, net	189	231	428	432
ATM / debit card revenue	882	703	2,603	2,013
Other	422	542	1,153	1,045
Total other income	3,700	3,652	11,764	9,763
Other expense:
Salaries and employee benefits	5,424	4,423	16,483	13,078
Net occupancy and equipment expense	2,058	1,483	6,008	4,046
Net other real estate owned expense	455	573	1,052	720
FDIC insurance	217	374	937	1,036
Amortization of intangible assets	286	176	858	528
Stationery and supplies	143	168	432	417
Legal and professional	586	711	1,666	1,842
Marketing and donations	320	212	779	622
Other	1,375	1,416	3,952	3,745
Total other expense	10,864	9,536	32,167	26,034
Income before income taxes	4,250	3,010	12,739	9,581
Income taxes	1,571	998	4,637	3,239
Net income	2,679	2,012	8,102	6,342
Dividends on preferred shares	919	554	2,637	1,685
Net income available to common stockholders	$1,760	$1,458	$5,465	$4,657
Per share data:
Basic net income per common share available to common stockholders	$0.29	$0.24	$0.90	$0.76
Diluted net income per common share available to common stockholders	$0.29	$0.24	$0.90	$0.76
Cash dividends declared per common share	$-	$-	$0.19	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

--

Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$8,102	$6,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,584	2,727
Depreciation, amortization and accretion, net	3,958	2,562
Stock-based compensation expense	106	39
Gains on investment securities, net	(412)	(543)
Other-than-temporary impairment losses recognized in earnings	584	1,403
(Gains) losses on sales of other real property owned, net	712	(158)
Loss on write down of fixed assets	1	2
Gains on sale of loans held for sale, net	(426)	(453)
Origination of loans held for sale	(34,207)	(34,223)
Proceeds from sale of loans held for sale	33,289	34,563
Increase in other assets	(2,366)	(5,569)
Increase in other liabilities	3,136	2,564
Net cash provided by operating activities	15,061	9,256
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	8,611	9,066
Purchases of certificates of deposit investments	(11,392)	(9,623)
Proceeds from sales of securities available-for-sale	11,140	10,936
Proceeds from maturities of securities available-for-sale	119,780	76,485
Proceeds from maturities of securities held-to-maturity	-	995
Purchases of securities available-for-sale	(229,276)	(144,002)
Net (increase) decrease in loans	(12,114)	35,191
Purchases of premises and equipment	(4,145)	(1,510)
Proceeds from sales of other real property owned	2,056	5,855
Net cash acquired from acquisition	-	180,074
Net cash provided by (used in) investing activities	(115,340)	163,467
Cash flows from financing activities:
Net increase (decrease) in deposits	(13,821)	25,884
Increase in repurchase agreements	22,338	9,914
Repayment of long term FHLB advances	(3,000)	(10,000)
Proceeds from short term debt	-	3,000
Repayment of short term debt	-	(3,000)
Proceeds from issuance of common stock	326	295
Proceeds from issuance of preferred stock	19,250	-
Purchase of treasury stock	(2,015)	(958)
Dividends paid on preferred stock	(3,156)	(1,062)
Dividends paid on common stock	(1,697)	(1,714)
Net cash provided by financing activities	18,225	22,359
Increase (decrease) in cash and cash equivalents	(82,054)	195,082
Cash and cash equivalents at beginning of period	231,493	90,411
Cash and cash equivalents at end of period	$149,439	$285,493

--

	Nine months ended September 30,
	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,802	$8,234
Income taxes	2,397	5,048
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,500	8,127
Dividends reinvested in common stock	641	645
Net tax benefit related to option and deferred compensation plans	31	46

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2011 and 2010, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011. The Company operates as a one-segment entity for financial reporting purposes.

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

On September 27, 2011, the Board of Directors passed a resolution relating to the SI Plan whereby they authorized and approved the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide methodology for granting Stock Awards and Stock Unit Awards to select senior executives of the Company or any Subsidiary.

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2010, the Company had awarded 59,500 shares as stock options under the SI plan. During the third quarter of 2011, the Company awarded 8,161 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There were no stock options awarded during 2011.

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

After November 16, 2014, the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series B Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2011 was $16.16.

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

After May 13, 2016 the Company may, at its option but subject to the Company’s receipt of any required prior approvals from the Board of Governors of the Federal Reserve System or any other regulatory authority, redeem the Series C Preferred Stock.  Any redemption will be in exchange for cash in the amount of $5,000 per share, plus any authorized, declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at September 30, 2011 was $11.17 and the NASDAQ Bank Index value at September 30, 2011 was 1,388.07.

--

Comprehensive Income

The Company’s comprehensive income for the three and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$2,679	$2,012	$8,102	$6,342
Other comprehensive income:
Unrealized gains on securities available-for-sale	3,048	676	9,839	3,412
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	-	(1,047)	-	(1,599)
Other-than-temporary impairment losses recognized in earnings	338	425	584	1,403
Reclassification adjustment for realized gains included in income	(35)	(297)	(412)	(543)
Other comprehensive income before taxes	3,351	(243)	10,011	2,673
Tax expense	(1,306)	95	(3,902)	(1,041)
Total other comprehensive income	2,045	(148)	6,109	1,632
Comprehensive income	$4,724	$1,864	$14,211	$7,974

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
September 30, 2011	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$11,917	$-	$11,917
Securities with other-than-temporary impairment losses	-	(5,291)	(5,291)
Tax benefit (expense)	(4,645)	2,062	(2,583)
Balance at September 30, 2011	$7,272	$(3,229)	$4,043

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
December 31, 2010	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$2,629	$-	$2,629
Securities with other-than-temporary impairment losses	-	(6,014)	(6,014)
Tax benefit (expense)	(1,025)	2,344	1,319
Balance at December 31, 2010	$1,604	$(3,670)	$(2,066)

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

--

Adoption of New Accounting Guidance

Accounting Standards Update (ASU) 2010-20 — Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued ASU No. 2010-20. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disclosures related to period-end balances and the disclosures of activity that occurs during the reporting period were effective for annual or interim reporting periods beginning after December 15, 2010. The Financial Accounting Standards Board (“FASB”) elected to defer the disclosures related to troubled debt restructurings (“TDRs”) included within ASU No. 2010-20. These disclosures did not have a material impact on the Company’s financial statements.

ASU No. 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for reporting periods ending on or after September 30, 2011.  The adoption of ASU No. 2011-02 guidance did not result in any additional loans being classified as TDRs and had no material impact on the Company’s financial statements.

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

ASU 2011-08 — Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

--

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$2,679,000	$2,012,000	$8,102,000	$6,342,000
Preferred stock dividends	(919,000)	(554,000)	(2,637,000)	(1,685,000)
Net income available to common stockholders	$1,760,000	$1,458,000	$5,465,000	$4,657,000
Weighted average common shares outstanding	6,023,521	6,096,090	6,051,481	6,098,631
Basic earnings per common share	$.29	$.24	$.90	$.76
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$1,760,000	$1,458,000	$5,465,000	$4,657,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$1,760,000	$1,458,000	$5,465,000	$4,657,000
Weighted average common shares outstanding	6,023,521	6,096,090	6,051,481	6,098,631
Dilutive potential common shares:
Assumed conversion of stock options	11,769	30,479	12,415	29,006
Restricted stock awarded	128	-	128	-
Assumed conversion of preferred stock	-	-	-	-
Diluted weighted average common shares outstanding	6,035,418	6,126,569	6,064,024	6,127,637
Diluted earnings per common share	$.29	$.24	$.90	$.76

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2011 and 2010 because they were anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options to purchase shares of common stock	202,970	202,970	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,078,788	1,118,429	1,960,390	1,118,429

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$167,828	$1,660	$-	$169,488
Obligations of states and political subdivisions	34,327	2,035	-	36,362
Mortgage-backed securities: GSE residential	225,439	8,595	-	234,034
Trust preferred securities	5,994	-	(5,291)	703
Other securities	9,535	-	(373)	9,162
Total available-for-sale	$443,123	$12,290	$(5,664)	$449,749
Held-to-maturity:
Obligations of states and political subdivisions	$50	$1	$-	$51

--

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$152,086	$1,319	$(1,024)	$152,381
Obligations of states and political subdivisions	26,549	591	(226)	26,914
Mortgage-backed securities: GSE residential	158,936	3,477	(1,482)	160,931
Trust preferred securities	6,595	-	(6,014)	581
Other securities	2,035	-	(26)	2,009
Total available-for-sale	$346,201	$5,387	$(8,772)	$342,816
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

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

Realized gains and losses resulting from sales of securities were as follows during the periods ended September 30, 2011 and 2010 and the year ended December 31, 2010 (in thousands):

	September 30,	September 30,	December 31,
	2011	2010	2010
Gross gains	$412	$543	$543
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at September 30, 2011 and the weighted average yield for each range of maturities (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$139,698	$26,801	$2,989	$-	$169,488
Obligations of state and
political subdivisions	227	12,023	23,714	398	36,362
Mortgage-backed securities: GSE residential	9,132	214,449	10,453	-	234,034
Trust preferred securities	-	-	-	703	703
Other securities	-	5,713	3,417	32	9,162
Total investments	$149,057	$258,986	$40,573	$1,133	$449,749

Weighted average yield	2.07%	3.16%	3.75%	3.89%	2.85%
Full tax-equivalent yield	2.07%	3.24%	4.86%	4.02%	3.00%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$51	$-	$-	$51

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

--

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2011.

Investment securities carried at approximately $268,849,983 and $240,838,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-	$-	$-
Obligations of states and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities: GSE residential	-	-	-	-	-	-
Trust preferred securities	-	-	703	(5,291)	703	(5,291)
Other securities	7,220	(315)	1,942	(58)	9,162	(373)
Total	$7,220	$(315)	$2,645	$(5,349)	$9,865	$(5,664)
December 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,782	$(1,024)	$-	$-	$58,782	$(1,024)
Obligations of states and political subdivisions	7,263	(216)	252	(10)	7,515	(226)
Mortgage-backed securities: GSE residential	62,171	(1,482)	-	-	62,171	(1,482)
Trust preferred securities	-	-	581	(6,014)	581	(6,014)
Other securities	2,009	(26)	-	-	2,009	(26)
Total	$130,225	$(2,748)	$833	$(6,024)	$131,058	$(8,772)

Trust Preferred Securities. At September 30, 2011, there were four trust preferred securities with a fair value of $703,000 and unrealized losses of $5,291,000 in a continuous unrealized loss position for twelve months or more.  These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. Cash flow analysis for these securities indicated an other-than-temporary-impairment (OTTI) and the Company performed further analysis to determine the portion of the loss that was related to credit conditions of the underlying issuers. The credit loss was calculated by comparing expected discounted cash flows based on performance indicators of the underlying assets in the security to the carrying value of the investment. Based on this analysis, the Company recorded impairment charges of approximately $338,000 for the credit portion of the unrealized loss of these trust preferred securities during the quarter ended September 30, 2011. This loss established a new, lower amortized cost basis for these securities and reduced non-interest income as of September 30, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at September 30, 2011. However, future downgrades or additional deferrals and defaults in these securities, in particular the PreTSL XXVIII security which has the largest current book value, could result in additional OTTI and, consequently, have a material impact on future earnings.

Other securities. At September 30, 2011, there was one corporate bond with a fair value of $1,942,000 and unrealized losses of $58,000 in a continuous unrealized loss position for twelve months or more.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at September 30, 2011.

--

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$813	$297	$(516)	$691
PreTSL II	1,044	181	(863)	2,170
PreTSL VI	200	88	(112)	127
PreTSL XXVIII	3,937	137	(3,800)	826
Total	$5,994	$703	$(5,291)	$3,814

The Company does not believe any other individual unrealized loss as of September 30, 2011 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

--

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	September 30, 2011	September 30, 2010
Credit losses on trust preferred securities held
Beginning of period	$3,230	$1,812
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	584	1,403
Reductions due to increases in expected cash flows	-	-
End of period	$3,814	$3,215

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2011 and December 31, 2010 follows (in thousands):

	September 30, 2011	December 31, 2010
Construction and land development	$25,085	$20,382
Farm loans	66,384	65,036
1-4 Family residential properties	183,975	179,535
Multifamily residential properties	19,961	22,159
Commercial real estate	310,719	302,220
Loans secured by real estate	606,124	589,332
Agricultural loans	58,864	58,246
Commercial and industrial loans	122,975	126,391
Consumer loans	16,982	19,668
All other loans	11,349	12,464
Gross loans	816,294	806,101
Less:
Net deferred loan fees, premiums and discounts	803	1,520
Allowance for loan losses	10,429	10,393
Net loans	$805,062	$794,188

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. The 1-4 family residential properties balance in the above table includes loans held for sale of $1,458,000 and $114,000 at September 30, 2011 and December 31, 2010, respectively.

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

Agricultural and Agricultural Real Estate Loans
Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment.  Agricultural real estate loans are primarily comprised of loans for the purchase of farmland.  Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices.  Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 70% and have amortization periods limited to twenty five years.  Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

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

--

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$21,311	$15,778	$60,757	$58,751	$180,497	$174,782	$19,751	$10,381
Watch	2,181	2,219	2,608	4,710	653	267	-	6,204
Substandard	1,593	1,494	3,009	1,531	2,872	4,478	210	5,561
Doubtful	-	888	-	-	-	-	-	-
Total	$25,085	$20,379	$66,374	$64,992	$184,022	$179,527	$19,961	$22,146

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$276,775	$276,174	$52,772	$53,293	$120,045	$120,284	$16,999	$19,655
Watch	25,166	14,598	2,319	3,269	459	2,519	-	-
Substandard	7,801	10,053	3,849	1,745	2,532	3,516	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$309,742	$300,825	$58,940	$58,307	$123,036	$126,319	$16,999	$19,655

	All Other Loans		Total Loans
	2011	2010	2011	2010
Pass	$11,332	$12,431	$760,239	$741,529
Watch	-	-	33,386	33,786
Substandard	-	-	21,866	28,378
Doubtful	-	-	-	888
Total	$11,332	$12,431	$815,491	$804,581

The following table presents the Company’s loan portfolio aging analysis at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$15	$-	$341	$356	$24,729	$25,085	$-
Farm loans	995	-	758	1,753	64,621	66,374	-
1-4 Family residential properties	1,014	412	1,329	2,755	181,267	184,022	-
Multifamily residential properties	-	-	-	-	19,961	19,961	-
Commercial real estate	929	261	695	1,885	307,857	309,742	-
Loans secured by real estate	2,953	673	3,123	6,749	598,435	605,184	-
Agricultural loans	186	-	695	881	58,059	58,940	-
Commercial and industrial loans	156	126	757	1,039	121,997	123,036	-
Consumer loans	98	19	5	122	16,877	16,999	-
All other loans	-	-	-	-	11,332	11,332	-
Total loans	$3,393	$818	$4,580	$8,791	$806,700	$815,491	$-

--

December 31, 2010	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$5	$-	$150	$155	$20,224	$20,379	$-
Farm loans	5	-	761	766	64,226	64,992	-
1-4 Family residential properties	819	201	1,624	2,644	176,883	179,527	-
Multifamily residential properties	-	573	-	573	21,573	22,146	-
Commercial real estate	1,535	1,075	727	3,337	297,488	300,825	-
Loans secured by real estate	2,364	1,849	3,262	7,475	580,394	587,869	-
Agricultural loans	125	-	828	953	57,354	58,307	-
Commercial and industrial loans	473	64	259	796	125,523	126,319	-
Consumer loans	177	32	15	224	19,431	19,655	-
All other loans	-	-	-	-	12,431	12,431	-
Total loans	$3,139	$1,945	$4,364	$9,448	$795,133	$804,581	$-

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

The following tables present impaired loans as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,166	$1,403	$343	$1,804	$1,804	$478
Farm loans	-	-	-	-	-	-
1-4 Family residential properties	763	763	198	917	917	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	1,503	1,782	213	1,120	1,120	79
Loans secured by real estate	3,432	3,948	754	4,414	4,510	899
Agricultural loans	-	-	-	-	-	-
Commercial and industrial loans	741	863	224	231	231	187
Consumer loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total loans	$4,173	$4,811	$978	$4,645	$4,741	$1,086

--

	September 30, 2011			December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance:
Construction and land development	$8	$8	$-	$151	$151	$-
Farm loans	533	533	-	540	540	-
1-4 Family residential properties	1,446	1,905	-	1,648	1,678	-
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	2,445	3,794	-	1,916	3,095	-
Loans secured by real estate	4,432	6,240	-	4,255	5,464	-
Agricultural loans	695	733	-	828	828	-
Commercial and industrial loans	499	740	-	692	804	-
Consumer loans	5	5	-	14	14	-
All other loans	-	-	-	0	-	-
Total loans	$5,631	$7,718	$-	$5,789	$7,110	$-

Total loans:
Construction and land development	$1,174	$1,411	$343	$1,955	$1,955	$478
Farm loans	533	533	-	540	540	-
1-4 Family residential properties	2,209	2,668	198	2,565	2,595	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	3,948	5,576	213	3,036	4,215	79
Loans secured by real estate	7,864	10,188	754	8,669	9,974	899
Agricultural loans	695	733	-	828	828	-
Commercial and industrial loans	1,240	1,603	224	923	1,035	187
Consumer loans	5	5	-	14	14	-
All other loans	-	-	-	-	-	-
Total loans	$9,804	$12,529	$978	$10,434	$11,851	$1,086

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	For the three months ended
	September 30, 2011		September 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,174	$-	$651	$-
Farm loans	533	-	589	-
1-4 Family residential properties	2,231	-	2,603	-
Multifamily residential properties	-	-	-	-
Commercial real estate	3,934	7	5,936	14
Loans secured by real estate	7,872	7	9,779	14
Agricultural loans	695	-	855	-
Commercial and industrial loans	1,242	3	994	7
Consumer loans	5	-	18	-
All other loans	-	-	-	-
Total loans	$9,814	$10	$11,646	$21

--

	For the nine months ended
	September 30, 2011		September 30, 2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,179	$-	$651	$-
Farm loans	534	-	1,124	-
1-4 Family residential properties	2,242	-	2,617	-
Multifamily residential properties	-	-	-	-
Commercial real estate	3,968	15	5,945	42
Loans secured by real estate	7,923	15	10,337	42
Agricultural loans	695	-	1,007	-
Commercial and industrial loans	1,382	11	1,095	14
Consumer loans	5	-	19	-
All other loans	-		-	-
Total loans	$10,005	$26	$12,458	$56

For the three and nine months ended September 30, 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $396,000 of commercial real estate and $322,000 of commercial and industrial at September 30, 2011 and $887,000 of commercial real estate and $218,000 of commercial and industrial at September 30, 2010. For the three and nine months ended September 30, 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

The following table presents the Company’s recorded balance of nonaccrual loans at September 30, 2011 and December 31, 2010 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2011	December 31, 2010
Construction and land development	$1,174	$1,955
Farm loans	533	540
1-4 Family residential properties	2,209	2,565
Multifamily residential properties	-	573
Commercial real estate	3,552	2,149
Loans secured by real estate	7,468	7,782
Agricultural loans	695	828
Commercial and industrial loans	918	708
Consumer loans	5	14
All other loans	-	-
Total loans	$9,086	$9,332

Interest income which would have been recorded under the original terms of such nonaccrual loans totaled $361,000 and $409,000 for the nine month periods ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, the Company modified one commercial loan and one commercial real estate loan that were deemed to be troubled debt restructurings. Both loans were modified during the quarter ended September 30, 2011. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the commercial real estate loan involved charging down the loan to a level which is expected to be serviced by the on-going operations of the property at a market interest rate and amortization period. The loan was in non-accrual status at the time of the modification and will remain so until sustained performance occurs under the modified terms. The recorded investment of the loan at the time of the modification was $286,000. The commercial loan was modified to interest-only payments for a six-month period with the maturity date extended for eighteen months. The interest rate remained unchanged. The recorded investment of the loan at the time of the modification was $322,000.  The loan is 75% guaranteed by the Small Business Administration. The total amount of impairment identified on the two loans determined to be troubled debt restructurings during the nine months ended September 30, 2011 and for which a specific reserve was established was $68,000. No loans identified as troubled debt restructurings during the prior twelve months experienced defaults during the nine months ended September 30, 2011.

--

The following table presents the Company’s recorded balance of troubled debt restructurings at of September 30, 2011 (in thousands).

Troubled debt restructurings:	September 30, 2011
Construction and land development	$-
Farm loans	-
1-4 Family residential properties	-
Multifamily residential properties	-
Commercial real estate	1,147
Loans secured by real estate	1,147
Agricultural loans	-
Commercial and industrial loans	217
Consumer loans	-
All other loans	-
Total	$1,364

Performing troubled debt restructurings:
Construction and land development	$-
Farm loans	-
1-4 Family residential properties	-
Multifamily residential properties	-
Commercial real estate	396
Loans secured by real estate	396
Agricultural loans	-
Commercial and industrial loans	322
Consumer loans	-
All other loans	-
Total	$718

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2011, the Company’s loan portfolio included $125.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $113.2 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $1.9 million from $123.3 million at December 31, 2010 while loans concentrated in other grain farming increased $5.1 million from $108.1 million at December 31, 2010.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $48.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $81.7 million of loans to lessors of non-residential buildings and $43.6 million of loans to lessors of residential buildings and dwellings.

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

--

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

Non-classified and Watch loans.  For loans, in all segments of the portfolio, that are considered to possess levels of risk commensurate with a pass rating, management establishes base loss estimations which are derived from the historical loss experience over the past five years.  Use of a five-year historical loss period eliminates the effect of any significant losses that can be attributed to a single event or borrower during a given reporting period. The base loss estimations for each loan segment are adjusted after consideration of several environmental factors influencing the level of credit risk in the portfolio.  In addition, loans rated as watch are further segregated in the commercial / commercial real estate and agricultural / agricultural real estate segments. These loans possess potential weaknesses that, if unchecked, may result in deterioration to the point of becoming a problem asset.  Due to the elevated risk inherent in these loans, an allocation of twice the adjusted base loss estimation of the applicable loan segment is determined appropriate.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010 (in thousands):

	Three months ended
	September 30, 2011						September 30, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total	Total
Allowance for loan losses:
Balance, beginning of period	$8,312	$556	$462	$396	$969	$10,695	$10,065
Provision charged to expense	866	70	139	50	(397)	728	884
Losses charged off	(789)	(50)	(137)	(82)	-	(1,058)	(208)
Recoveries	35	3	-	26	-	64	189
Balance, end of period	$8,424	$579	$464	$390	$572	$10,429	$10,930
Ending balance:
Individually evaluated for impairment	$978	$-	$-	$-	$-	$978	$1,660
Collectively evaluated for impairment	$7,446	$579	$464	$390	$572	$9,451	$9,270
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$468,658	$121,430	$187,361	$17,001	$21,041	$815,491	$797,530
Ending balance:
Individually evaluated for impairment	$6,925	$1,149	$-	$-	$-	$8,074	$9,411
Collectively evaluated for impairment	$461,733	$120,281	$187,361	$17,001	$21,041	$807,417	$788,119
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

--

	Nine months ended
	September 30, 2011						September 30, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393	$9,462
Provision charged to expense	2,334	222	223	83	(278)	2,584	2,727
Losses charged off	(2,358)	(50)	(200)	(158)	-	(2,766)	(1,526)
Recoveries	141	3	1	73	-	218	267
Balance, end of period	$8,424	$579	$464	$390	$572	$10,429	$10,930
Ending balance:
Individually evaluated for impairment	$978	$-	$-	$-	$-	$978	$1,660
Collectively evaluated for impairment	$7,446	$579	$464	$390	$572	$9,451	$9,270
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$468,658	$121,430	$187,361	$17,001	$21,041	$815,491	$797,530
Ending balance:
Individually evaluated for impairment	$6,925	$1,149	$-	$-	$-	$8,074	$9,411
Collectively evaluated for impairment	$461,733	$120,281	$187,361	$17,001	$21,041	$807,417	$788,119
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-	$-

	December 31, 2010
	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	-	(3,122)
Recoveries	176	3	135	2	-	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393
Ending balance:
Individually evaluated for impairment	$1,086	$-	$-	$-	$-	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581
Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$-	$-	$-	$8,484
Collectively evaluated for impairment	$358,421	$111,304	$164,065	$19,675	$142,632	$796,097
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

--

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

The following table presents gross carrying value and accumulated amortization by major intangible asset class as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	2,915	3,015	2,764
Core deposit intangibles	8,986	4,940	8,986	4,376
Customer list intangibles	1,904	1,840	1,904	1,697
	$43,418	$13,455	$43,418	$12,597

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

Purchase price		$15,610
Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	September 30,
	2011	2010
Intangibles from branch acquisition	$151	$151
Core deposit intangibles	564	234
Customer list intangibles	143	143
	$858	$528

--

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/11-09/30/11	$858

Estimated amortization expense:
For period 10/01/11-12/31/11	$277
For year ended 12/31/12	$773
For year ended 12/31/13	$673
For year ended 12/31/14	$643
For year ended 12/31/15	$616
For year ended 12/31/16	$381

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2011 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Other Assets

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula. The Company owns approximately $3.7 million of Federal Home Loan Bank of Chicago (FHLBC) stock included in other assets as of September 30, 2011 and December 31, 2010. During the third quarter of 2007, the FHLBC received a Cease and Desist Order from its regulator, the Federal Housing Finance Agency (FHFA). The FHLBC will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases until a time to be determined by the FHFA and requires FHFA approval for dividends. On July 24, 2008, the FHFA amended the order to allow the FHLBC to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLBC to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLBC and its safe and sound operations. On October 3, 2011 the FHLBC announced that it had received approval of a capital stock conversion plan from the FHFA. Under this plan, as of January 1, 2012 members’ capital stock will be converted into two subclasses of stock, redeemable in five years pursuant to the Capital Plan, which complies with the Gramm-Leach-Bliley Act of 1999. Also under the approved plan, the FHLB can submit a plan to the FHFA to repurchase excess stock of its members, subject to certain conditions, which the FHLBC plans to do in December.

With regard to dividends, the FHLBC continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLBC during 2010. In 2011 the FHLBC declared and paid dividends at an annualized rate of 10 basis points per share during the first, second and third quarters of 2011. The Company evaluated its cost investment in FHLBC stock and deemed it was ultimately recoverable.

Note 7 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had an increase of $22.3 million during the first nine months of 2011 primarily due to the addition of one large customer account. FHLB borrowings declined $3 million due to maturity of one advance during the first three months of 2011.

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

--

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2011,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
September 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$169,488	$-	$169,488	$-
Obligations of states and political subdivisions	36,362	-	36,362	-
Mortgage-backed securities	234,034	-	233,973	61
Trust preferred securities	703	-	-	703
Other securities	9,162	32	9,130	-
Total available-for-sale securities	$449,749	$32	$448,953	$764

December 31, 2010
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,381	$-	$152,381	$-
Obligations of states and political subdivisions	26,914	-	26,914	-
Mortgage-backed securities	160,931	-	160,863	68
Trust preferred securities	581	-	-	581
Other securities	2,009	31	1,978	-
Total available-for-sale securities	$342,816	$31	$342,136	$649

--

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Available-for-Sale Securities
September 30, 2011	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(584)	(584)
Included in other comprehensive income (loss)	-	723	723
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(7)	(17)	(24)
Ending balance	$61	$703	$764

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(584)	$(584)

	Available-for-Sale Securities
September 30, 2010	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,403)	(1,403)
Included in other comprehensive income (loss)	1	(196)	(195)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(6)	256	250
Ending balance	$70	$1,812	$1,882

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,403)	$(1,403)

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

--

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of September 30, 2011 was $5,214,000 and a fair value of $4,355,000 resulting in specific loss exposures of $859,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2011 was $4,858,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $3,509,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value Measurements Using
September 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$4,355	$-	$-	$4,355
Foreclosed assets held for sale	3,509	-	-	3,509

December 31, 2010
Impaired loans (collateral dependent)	$3,854	$-	$-	$3,854
Foreclosed assets held for sale	940	-	-	940

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

--

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$68,471	$68,471	$151,493	$151,493
Federal funds sold	80,968	80,968	80,000	80,000
Certificates of deposit investments	12,781	12,767	10,000	9,996
Available-for-sale securities	449,749	449,749	342,816	342,816
Held-to-maturity securities	50	51	50	53
Loans held for sale	1,458	1,458	114	114
Loans net of allowance for loan losses	803,604	805,961	794,074	799,039
Interest receivable	6,685	6,685	6,390	6,390
Federal Reserve Bank stock	1,520	1,520	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,198,889	$1,200,782	$1,212,710	$1,214,025
Securities sold under agreements to repurchase	116,395	116,400	94,057	94,058
Interest payable	492	492	701	701
Federal Home Loan Bank borrowings	19,750	20,762	22,750	23,953
Junior subordinated debentures	20,620	8,911	20,620	11,438

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

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of the period (in thousands):

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Net interest income	$10,969	$33,269
Provision for loan losses	1,094	3,587
Non-interest income	3,986	10,955
Non-interest expense	9,682	30,076
Income before income taxes	4,179	10,561
Income tax expense	1,353	3,388
Net income	$2,826	$7,173
Dividends on preferred shares	554	1,685
Net income available to common stockholders	$2,272	$5,488

Earnings per share
Basic	$.37	$.90
Diluted	$.37	$.90

Basic weighted average shares outstanding	6,096,090	6,098,631
Diluted weighted average shares outstanding	6,126,569	6,127,637

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

--

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2011 and 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $8,102,000 and $6,342,000 and diluted net income per common share available to common stockholders was $.90 and $.76 for the nine months ended September 30, 2011 and 2010, respectively.  The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2011 and 2010, compared to the performance ratios for the year ended December 31, 2010:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2011	2010	2010
Return on average assets	.72%	.75%	.72%
Return on average common equity	7.87%	6.92%	7.20%
Average equity to average assets	8.73%	10.16%	9.44%

Total assets at September 30, 2011 and December 31, 2010 were $1.50 billion and $1.47 billion, respectively. The increase in net assets was primarily due to increases in available-for-sale securities and net loans.  Available-for-sale securities increased by $106.9 million during the first nine months of 2011 due to the addition of government agency and mortgage-backed securities while interest-bearing cash and due from banks decreased by $90 million primarily as a result of these investments. Net loan balances were $803.6 million at September 30, 2011, an increase of $9.5 million, or 1.2%, from $794.1 million at December 31, 2010 primarily due to increases in loans secured by real estate. Total deposit balances decreased to $1.20 billion at September 30, 2011 from $1.21 billion at December 31, 2010 due to declines in consumer time deposits offset by increases in non-interest bearing accounts and savings accounts.

--

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.42% for the nine months ended September 30, 2011, down from 3.60% for the same period in 2010. Net interest income before the provision for loan losses was $35.7 million compared to net interest income of $28.6 million for the same period in 2010. This increase was due to the systematic investment overtime of the liquidity resulting from the September 2010 acquisition, as well as the overall increase in earning assets added in the acquisition. The earning assets acquired were at a lower spread over the related deposits than the existing assets which caused a decline in net interest margin.

Other income increased $2 million or 21%, to $11.8 million for the nine months ended September 30, 2011 compared to $9.8 million for the nine months ended September 30, 2010. The increase in other income was primarily due to a decline in other-than-temporary impairment charges on investment securities and increases in trust and ATM / debit card revenues.

Other expense increased 23.6%, or $6.2 million, to $32.2 million for the nine months ended September 30, 2011 compared to $26.0 million during the same period in 2010.  The increase in other expense was primarily due to additional expenses incurred as a result of operating the ten acquired branches as well as increases in other real estate owned expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2011 versus 2010
	Three months ended September 30	Nine months ended September 30
Net interest income	$2,364	$7,147
Provision for loan losses	156	143
Other income, including securities transactions	48	2,001
Other expenses	(1,328)	(6,133)
Income taxes	(573)	(1,398)
Increase in net income	$667	$1,760

Credit quality is an area of importance to the Company. Total nonperforming loans were $9.8 million at September 30, 2011, compared to $11.6 million at September 30, 2010 and $10.4 million at December 31, 2010. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $4.9 million at September 30, 2011 compared to $5.3 million on September 30, 2010 and $6.2 million on December 31, 2010. The Company’s provision for loan losses for the nine months ended September 30, 2011 and 2010 was $2.6 million and $2.7 million, respectively.  Total loans past due 30 days or more declined to 1.08% of loans at September 30, 2011 compared to 1.17% of loans at December 31, 2010.  At September 30, 2011, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 73% of the loan portfolio as of September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011, annualized net charge-offs were .42% of average loans compared to .24% for the same period in 2010.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2011 and 2010 and December 31, 2010 was 13.82%, 11.82% and 11.71%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2011 and 2010 and December 31, 2010 was 14.91%, 13.02% and 12.84%, respectively. The increase in 2011 was due to issuance of Series C Preferred Stock.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2011 and 2010 were $208.2 million and $174.7 million, respectively.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also, the FDIC will no longer charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act provision. The Company expensed $0 and $68,000 for this program during the first nine months of 2011 and 2010, respectively.

--

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $856,000 and $900,000 for this assessment during the first nine months of 2011 and 2010, respectively.

On February 7, 2011, the FDIC Board adopted a final rule, which redefines the deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity during the period; makes generally conforming changes regarding assessment rates to the unsecured debt and brokered deposit adjustments; creates a depository institution debt adjustment; eliminates the previously adopted secured liability adjustment; and adopts a new assessment rate schedule effective April 1, 2011, and, in lieu of dividends from the insurance fund when the fund amount reaches 1.5 percent of insured funds, the FDIC will use a progressively lower rate assessment schedule when the reserve ratio exceeds 2 percent and 2.5 percent.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $81,000 and $68,000 during the first nine months of 2011 and 2010, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $2,391,000 as of September 30, 2011.

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

--

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

--

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended September 30, 2011 and 2010 in the following table (dollars in thousands):

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$64,178	$38	.23%	$73,254	$36	.19%
Federal funds sold	80,234	15	.07%	62,391	21	.13%
Certificates of deposit investments	12,567	20	.63%	9,835	26	1.05%
Investment securities
Taxable	403,929	2,586	2.56%	251,000	1,942	3.09%
Tax-exempt (1)	31,751	305	3.84%	22,622	231	4.08%
Loans (2)(3)(4)	807,193	11,204	5.51%	699,471	10,208	5.79%
Total earning assets	1,399,852	14,168	4.02%	1,118,573	12,464	4.42%
Cash and due from banks	34,328			22,179
Premises and equipment	30,084			18,445
Other assets	50,925			47,454
Allowance for loan losses	(10,837)			(10,638)
Total assets	$1,504,352			$1,196,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$496,313	$551	.44%	$417,911	$786	.75%
Savings deposits	256,231	362	.56%	164,179	334	.81%
Time deposits	254,029	750	1.17%	228,882	1,021	1.77%
Securities sold under agreements to repurchase	114,455	47	.16%	79,147	36	.18%
FHLB advances	19,750	185	3.72%	22,750	234	4.08%
Federal funds purchased	-	-	.00%	-	-	.00%
Junior subordinated debt	20,620	131	2.52%	20,620	268	5.16%
Other debt	-	-	.00%	1,815	7	1.53%
Total interest-bearing liabilities	1,161,398	2,026	.69%	935,304	2,686	1.14%
Non interest-bearing demand deposits	195,554			136,876
Other liabilities	8,733			7,151
Stockholders' equity	138,667			116,682
Total liabilities & equity	$1,504,352			$1,196,013
Net interest income		$12,142			$9,778
Net interest spread			3.33%			3.28%
Impact of non-interest bearing funds			.13			.20%

Net yield on interest- earning assets			3.46%			3.48%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the nine months ended September 30, 2011 and 2010 in the following table (dollars in thousands):

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$103,987	$194	.25%	$42,163	$66	.21%
Federal funds sold	80,115	55	.09%	60,806	58	.13%
Certificates of deposit investments	11,280	60	.71%	9,293	88	1.27%
Investment securities
Taxable	372,573	7,225	2.59%	233,206	5,877	3.36%
Tax-exempt (1)	28,619	838	3.90%	23,117	712	4.11%
Loans (2)(3)(4)	800,737	33,947	5.67%	691,190	29,944	5.79%
Total earning assets	1,397,311	42,319	4.05%	1,059,775	36,745	4.64%
Cash and due from banks	30,883			19,790
Premises and equipment	28,928			16,355
Other assets	53,054			43,914
Allowance for loan losses	(10,912)			(10,116)
Total assets	$1,499,264			$1,129,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$501,086	$1,818	.49%	$394,386	$2,455	.83%
Savings deposits	248,676	1,169	.63%	150,605	908	.81%
Time deposits	272,535	2,273	1.11%	213,843	3,049	1.91%
Securities sold under agreements to repurchase	103,770	122	.16%	71,850	97	.18%
FHLB advances	20,402	579	3.79%	27,219	859	4.22%
Federal funds purchased	18	-	.00%	11	-	.77%
Junior subordinated debt	20,620	632	4.10%	20,620	790	5.12%
Other debt	-	-	.00%	723	8	1.48%
Total interest-bearing liabilities	1,167,107	6,593	.76%	879,257	8,166	1.24%
Non interest-bearing demand deposits	194,629			128,300
Other liabilities	6,695			7,432
Stockholders' equity	130,833			114,729
Total liabilities & equity	$1,499,264			$1,129,718
Net interest income		$35,726			$28,579
Net interest spread			3.29%			3.40%
Impact of non-interest bearing funds			.13%			.20%

Net yield on interest- earning assets			3.42%			3.60%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine months ended September 30, 2011, compared to the same periods in 2010 (in thousands):

	For the three months ended September 30,			For the nine months ended September 30,
	2011 compared to 2010			2011 compared to 2010
	Increase / (Decrease)			Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$2	$(21)	$23	$128	$113	$15
Federal funds sold	(6)	26	(32)	(3)	23	(26)
Certificates of deposit investments	(6)	31	(37)	(28)	25	(53)
Investment securities:
Taxable	644	2,578	(1,934)	1,348	3,571	(2,223)
Tax-exempt (2)	74	89	(15)	126	162	(36)
Loans (3)	996	3,739	(2,743)	4,003	5,007	(1,004)
Total interest income	1,704	6,442	(4,738)	5,574	8,901	(3,327)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(235)	736	(971)	(637)	814	(1,451)
Savings deposits	28	547	(519)	261	599	(338)
Time deposits	(271)	606	(877)	(776)	1,047	(1,823)
Securities sold under
agreements to repurchase	11	34	(23)	25	43	(18)
FHLB advances	(49)	(29)	(20)	(280)	(199)	(81)
Junior subordinated debt	(137)	-	(137)	(158)	-	(158)
Other debt	(7)	(4)	(3)	(8)	(4)	(4)
Total interest expense	(660)	1,890	(2,550)	(1,573)	2,300	(3,873)
Net interest income	$2,364	$4,552	$(2,188)	$7,147	$6,601	$546

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $7.1 million, or 25%, to $35.7 million for the nine months ended September 30, 2011, from $28.6 million for the same period in 2010. The increase in net interest income was primarily due to an increase in earning assets.

For the nine months ended September 30, 2011, average earning assets increased by $337.5 million, or 31.8%, and average interest-bearing liabilities increased $287.9 million, or 32.7%, compared with average balances for the same period in 2010. The increases in these assets and liabilities are primarily a result of the September 2010 acquisition. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $61.8 million or 146.6%.

•	Average federal funds sold increased $19.3 million or 31.7%.

•	Average certificates of deposit investments increased by $2 million or 21.5%.

•	Average loans increased by $109.5 million or 15.8%.

•	Average securities increased by $144.9 million or 56.5%.

•	Average deposits increased by $263.5 million or 34.7%.

•	Average securities sold under agreements to repurchase increased by $31.9 million or 44.4%.

•	Average borrowings and other debt decreased by $7.5 million or 15.4%.

•	Net interest margin decreased to 3.42% for the first nine months of 2011 from 3.60% for the first nine months of 2010.

--

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.48% and 3.67% for the first nine months of 2011 and 2010, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2011 and 2010 were $432,000 and $367,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2011 and 2010 was $2,584,000 and $2,727,000, respectively.  Nonperforming loans were $9.8 million and $11.6 million as of September 30, 2011 and 2010, respectively.  Net charge-offs were $2,548,000 for the nine months ended September 30, 2011 compared to $1,259,000 during the same period in 2010.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	$ Change	2011	2010	$ Change
Trust revenues	$661	$619	$42	$2,181	$1,838	$343
Brokerage commissions	178	130	48	485	395	90
Insurance commissions	385	365	20	1,503	1,453	50
Service charges	1,286	1,190	96	3,583	3,447	136
Security gains, net	35	297	(262)	412	543	(131)
Impairment losses on securities	(338)	(425)	87	(584)	(1,403)	819
Mortgage banking revenue, net	189	231	(42)	428	432	(4)
ATM / debit card revenue	882	703	179	2,603	2,013	590
Other	422	542	(120)	1,153	1,045	108
Total other income	$3,700	$3,652	$48	$11,764	$9,763	$2,001

Following are explanations of the changes in these other income categories for the three months ended September 30, 2011 compared to the same period in 2010:

•
Trust revenues increased $42,000 or 6.8% to $661,000 from $619,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $512.6 million at September 30, 2011 compared to $485.9 million at September 30, 2010.

•	Revenues from brokerage increased $48,000 or 36.9% to $178,000 from $130,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions increased $20,000 or 5.5% to $385,000 from $365,000 due to an increase in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $96,000 or 8.1% to $1,286,000 from $1,190,000.  This was primarily the result of an increase in account service charges due to an increase in the number of accounts resulting from the branch acquisition during the third quarter of 2010.

•	The sale of securities during the three months ended September 30, 2011 resulted in net securities gains of $35,000 compared to $297,000 during the three months ended September 30, 2010.

•
During the third quarter of 2011, the Company recorded other-than-temporary impairment charges amounting to $338,000 for two of its investments in trust preferred securities. There were $425,000 of other-than-temporary impairment charges during the third quarter of 2010. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

--

•	Mortgage banking income decreased $42,000 or 18.2% to $189,000 from $231,000. Loans sold balances were as follows:

•	$14.0 million (representing 113 loans) for the third quarter of 2011.
•	$18.5 million (representing 157 loans) for the third quarter of 2010.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $179,000 or 25.5% to $882,000 from $703,000 due to increased usage primarily as a result of the increase in customers after the branch acquisition during the third quarter of 2010.

•
Other income decreased $120,000 or 22% to $422,000 from $542,000. This decrease was primarily due to rental income in 2010 from a repossessed property that was sold during 2011 offset by an increase in rental income from buildings acquired in the branch acquisition during the third quarter of 2010.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2011 compared to the same period in 2010:

•
Trust revenues increased $343,000 or 18.7% to $2,181,000 from $1,838,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $512.6 million at September 30, 2011 compared to $485.9 million at September 30, 2010.

•	Revenues from brokerage increased $90,000 or 22.8% to $485,000 from $395,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions increased $50,000 or 3.4% to $1,503,000 from $1,453,000 due to an increase in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $136,000 or 3.9% to $3,583,000 from $3,447,000.  This was primarily the result of an increase in account service charges due to an increase in the number of accounts resulting from the branch acquisition during the third quarter of 2010.

•	The sale of securities during the nine months ended September 30, 2011 resulted in net securities gains of $412,000 compared to $543,000 during the nine months ended September 30, 2010.

•
During the first nine months of 2011, the Company recorded other-than-temporary impairment charges amounting to $584,000 for two of its investments in trust preferred securities. There were $1,403,000 of other-than-temporary impairment charges during the first nine months of 2010. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income decreased $4,000 or .9% to $428,000 from $432,000. Loans sold balances were as follows:

•	$32.9 million (representing 271 loans) for the first nine months of 2011.
•	$34.1 million (representing 308 loans) for the first nine months of 2010.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $590,000 or 29.3% to $2,603,000 from $2,013,000 due to increased usage primarily as a result of the increase in customers after the branch acquisition during the third quarter of 2010.

•
Other income increased $108,000 or 10.3% to $1,153,000 from $1,045,000. This increase was primarily due to an increase in rental income from buildings acquired in the branch acquisition during the third quarter of 2010 offset by a decrease in rental income in 2010 from a repossessed property sold during 2011.

--

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	$ Change	2011	2010	$ Change
Salaries and employee benefits	$5,424	$4,423	$1,001	$16,483	$13,078	$3,405
Net occupancy and equipment expense	2,058	1,483	575	6,008	4,046	1,962
Net other real estate owned expense	455	573	(118)	1,052	720	332
FDIC insurance	217	374	(157)	937	1,036	(99)
Amortization of intangible assets	286	176	110	858	528	330
Stationery and supplies	143	168	(25)	432	417	15
Legal and professional	586	711	(125)	1,666	1,842	(176)
Marketing and donations	320	212	108	779	622	157
Other operating expenses	1,375	1,416	(41)	3,952	3,745	207
Total other expense	$10,864	$9,536	$1,328	$32,167	$26,034	$6,133

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2011 compared to the same period in 2010:

•
Salaries and employee benefits, the largest component of other expense, increased $1,001,000 or 22.6% to $5,424,000 from $4,423,000.  This increase is primarily due to approximately 76 additional full-time equivalent employees added in the acquisition of the First Bank Branches at the end of the third quarter of 2010.  There were 405 full-time equivalent employees at September 30, 2011 compared to 417 at September 30, 2010.

Occupancy and equipment expense increased $575,000 or 38.8% to $2,058,000 from $1,483,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during 2011 compared to the same period for 2010.

•
Net other real estate owned expense decreased $118,000 or 20.6% to $455,000 from $573,000. The decrease in 2011 was primarily due to reclassification during 2010 of rental income from a repossessed property that was previously recorded net of rental expense and was sold during 2011 offset by write downs on properties held during 2011.

•	FDIC insurance expense decreased $157,000 or 42% to $217,000 from $374,000 due to a change in the calculation of insurance assessments beginning April 1, 2011.

•
Expense for amortization of intangible assets increased $110,000 or 62.5% to $286,000 from $176,000 for the three months ended September 30, 2011 and 2010. The increase in 2011 was due to an additional core deposit intangible asset resulting from the branch acquisition.

•
Other operating expenses decreased $41,000 or 2.9% to $1,375,000 in 2011 from $1,416,000 in 2010 primarily due to additional expenses during 2010 resulting from the acquisition of the First Bank Branches.

•
On a net basis, all other categories of operating expenses decreased $42,000 or 3.8% to $1,049,000 in 2011 from $1,091,000 in 2010.  The decrease was primarily due to additional legal expenses associated with the acquisition of the First Bank Branches during 2010.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2011 compared to the same period in 2010:

•
Salaries and employee benefits, the largest component of other expense, increased $3,405,000 or 26% to $16,483,000 from $13,078,000.  This increase is primarily due to approximately 76 additional full-time equivalent employees added in the acquisition of the First Bank Branches at the end of the third quarter of 2010 and merit increases for continuing employees during the period for 2011 compared to 2010.  There were 405 full-time equivalent employees at September 30, 2011 compared to 417 at September 30, 2010.

Occupancy and equipment expense increased $1,962,000 or 48.5% to $6,008,000 from $4,046,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches during the first nine months of 2011 compared to the same period for 2010.

--

•
Net other real estate owned expense increased $332,000 or 46.1% to $1,052,000 from $720,000. The increase in 2011 was due to more write downs on properties held and an increase in repairs and real estate tax expenses on properties held during 2011 compared to the same period in 2010.

•	FDIC insurance expense decreased $99,000 or 9.6% to $937,000 from $1,036,000 primarily resulting from a decrease in expense during 2011 due to a change in the calculation of the insurance assessment.

•
Expense for amortization of intangible assets increased $330,000 or 62.5% to $858,000 from $528,000 for the nine months ended September 30, 2011 and 2010. The increase in 2011 was due to an additional core deposit intangible asset resulting from the branch acquisition.

•	Other operating expenses increased $207,000 or 5.5% to $3,952,000 in 2011 from $3,745,000 in 2010 primarily due to additional expenses incurred following the acquisition of the First Bank Branches.

•
On a net basis, all other categories of operating expenses decreased $4,000 or .1% to $2,877,000 in 2011 from $2,881,000 in 2010.  The decrease was primarily due to a decrease in legal expenses associated with the acquisition of the First Bank Branches during 2010 offset by increased legal and other professional expenses associated with the Company’s issuance of Series C Preferred Stock during 2011.

Income Taxes

Total income tax expense amounted to $4,637,000 (36.4% effective tax rate) for the nine months ended September 30, 2011, compared to $3,239,000 (33.8% effective tax rate) for the same period in 2010. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This was the primary cause of the increase in the Company’s effective tax rate in 2011.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$167,828	1.96%	$152,086	1.90%
Obligations of states and political subdivisions	34,377	3.96%	26,599	4.05%
Mortgage-backed securities: GSE residential	225,439	3.36%	158,936	3.72%
Trust preferred securities	5,994	3.87%	6,595	3.74%
Other securities	9,535	1.92%	2,035	2.48%
Total securities	$443,173	2.85%	$346,251	2.94%

At September 30, 2011, the Company’s investment portfolio increased by $96.9 million from December 31, 2010 primarily due to the purchase of obligations of U.S. government corporations and agencies securities and mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

--

The table below presents the credit ratings as of September 30, 2011, for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at September 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$167,828	$169,488	$159,423	$10,065	$-		$-	$-	$-
Obligations of state and political subdivisions	34,377	36,413	1,135	27,329	4,204		261	-	3,484
Mortgage-backed securities (2)	225,439	234,034	-	-	-		-	-	234,034
Trust preferred securities	5,994	703	-	-	-		-	703	-
Other securities	9,535	9,162	-	5,724	3,406		-	-	32
Total investments	$443,173	$449,800	$160,558	$43,118	$7,610		$261	$703	$237,550

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of September 30, 2011:

Deal name	PreTSL I	PreTSL II	PreTSL VI		PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine		Mezzanine C-1
Book value	$812,600	$1,043,767	$200,140		$3,937,127
Fair value	$296,502	$181,360	$88,251		$136,549
Unrealized gains/(losses)	$(516,098)	$(862,407)	$(111,889)		$(3,800,578)
Other-than-temporary impairment recorded in earnings	$691,000	$2,169,531	$127,146		$826,303

Lowest credit rating assigned	Ca	Ca	Ca		C
Number of performing banks	17	16	3		28
Number of issuers in default	4	6	-		9
Number of issuers in deferral	3	6	2		8

Original collateral	$303,112,000	$334,170,000	$519,250,000		$360,850,000
Actual defaults & deferrals as a % of original collateral	28.7%	35.6%	5.8%		24.9%
Remaining collateral	$228,500,000	$246,600,000	$40,750,000		$360,850,000
Actual defaults & deferrals as a % of remaining collateral	38.1%	48.3%	73.6%		24.9%
Expected defaults & deferrals as a % of remaining collateral	39.3%	52.1%	76.2%		35.1%
Performing collateral	$141,500,000	$127,600,000	$16,589,000		$271,829,000

Current balance of class	$95,375,000	$117,427,000	$26,634,000		$36,482,000
Subordination	$187,463,000	$216,842,000	$26,634,000		$304,510,000
Excess subordination	$(45,963,000)	$(89,242,000)	$(10,045,000)		$(32,523,000)
Excess subordination as a % of remaining performing collateral	-32.5%	-69.9%	-60.6%		-12.0%

Discount rate (1)	9.74%	9.68%	2.163	%-5.255	1.319%-4.345%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36%	2% / .36%	2% / .36%		2% / .36%
Recovery assumption (3)	10%	10%	10%		10%
Prepayment assumption (4)	5%	5%	5%		5%

(1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date
(2) 2% annually for 2 years and 36 basis points annually thereafter
(3) With 2 year lag
(4) Every 5 years beginning after 2013

--

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

--

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	% Outstanding Loans	December 31, 2010	% Outstanding Loans
Construction and land development	$25,085	3.1%	$20,379	2.5%
Farm loans	66,374	8.1%	64,992	8.1%
1-4 Family residential properties	184,022	22.6%	179,527	22.3%
Multifamily residential properties	19,961	2.4%	22,146	2.8%
Commercial real estate	309,742	38.0%	300,825	37.4%
Loans secured by real estate	605,184	74.2%	587,869	73.1%
Agricultural loans	58,940	7.2%	58,307	7.2%
Commercial and industrial loans	123,036	15.1%	126,319	15.7%
Consumer loans	16,999	2.1%	19,655	2.4%
All other loans	11,332	1.4%	12,431	1.5%
Total loans	$815,491	100.0%	$804,581	100.0%

Overall loans increased $10.9 million, or 1.4%.  The increase was primarily due to increases in loans secured by real estate.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,458,000 and $114,000 as of September 30, 2011 and December 31, 2010, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	loans
Mattoon region	$156,736	19.2%	$148,682	18.4%
Charleston region	48,815	6.0%	54,649	6.8%
Sullivan region	115,971	14.2%	113,113	14.1%
Effingham region	80,923	9.9%	86,542	10.8%
Decatur region	176,141	21.6%	165,412	20.6%
Peoria region	127,916	15.7%	124,757	15.5%
Highland region	108,989	13.4%	111,426	13.8%
Total all regions	$815,491	100.0%	$804,581	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2011 and 2010, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

--

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2011 and December 31, 2010, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2011		December 31, 2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$113,244	13.89%	$108,149	13.44%
Lessors of non-residential buildings	81,714	10.02%	87,236	10.84%
Lessors of residential buildings & dwellings	43,555	5.34%	49,484	6.15%
Hotels and motels	48,538	5.95%	49,679	6.17%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2011, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	Through 5 years	5 years	Total
Construction and land development	14,633	$10,408	$44	$25,085
Farm loans	9,956	44,255	12,163	66,374
1-4 Family residential properties	23,732	91,188	69,102	184,022
Multifamily residential properties	3,128	13,024	3,809	19,961
Commercial real estate	50,794	184,805	74,143	309,742
Loans secured by real estate	102,243	343,680	159,261	605,184
Agricultural loans	43,549	15,248	143	58,940
Commercial and industrial loans	71,458	42,670	8,908	123,036
Consumer loans	4,190	12,539	270	16,999
All other loans	1,427	3,664	6,241	11,332
Total loans	$222,867	$417,801	$174,823	$815,491
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2011, loans with maturities over one year consisted of approximately $529.7 million in fixed rate loans and approximately $62.9 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

--

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Nonaccrual loans	$9,086	$9,332
Restructured loans which are performing in accordance
with revised terms	718	1,102
Total nonperforming loans	9,804	10,434
Repossessed assets	4,874	6,199
Total nonperforming loans and repossessed assets	$14,678	$16,633
Nonperforming loans to loans,
before allowance for loan losses	1.20%	1.30%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	1.80%	2.07%

The $246,000 increase in nonaccrual loans during 2011 resulted from the net of $3,214,000 of loans put on nonaccrual status, offset by $812,000 of loans transferred to other real estate owned, $1,390,000 of loans charged off and $1,258,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,174	12.9%	$1,955	20.9%
Farm loans	533	5.9%	540	5.8%
1-4 Family residential properties	2,209	24.3%	2,565	27.5%
Multifamily residential properties	-	-%	573	6.1%
Commercial real estate	3,552	39.1%	2,149	23.0%
Loans secured by real estate	7,468	82.2%	7,782	83.3%
Agricultural loans	695	7.6%	828	8.9%
Commercial and industrial loans	918	10.1%	708	7.6%
Consumer loans	5	.1%	14	0.2%
Total loans	$9,086	100.0%	$9,332	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $361,000 and $409,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

The $1,325,000 decrease in repossessed assets during 2011 resulted from the net of $1,524,000 of additional assets repossessed, $1,997,000 of repossessed assets sold and $852,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$461	9.5%	$1,234	19.9%
1-4 family residential properties	552	11.3%	514	8.3%
Multi-family residential properties	420	8.6%	170	2.7%
Commercial real estate	3,425	70.3%	4,209	67.9%
Total real estate	4,858	99.7%	6,127	98.8%
Other collateral	16	.3%	72	1.2%
Total repossessed collateral	$4,874	100.0%	$6,199	100.0%

Repossessed assets sold during 2011 resulted in net losses of $707,000, of which a net loss of $712,000 was related to real estate asset sales and a net gain of $5,000 was related to other repossessed asset sales. Repossessed assets sold during 2010 resulted in net gains of $15,000, of which $12,000 was related to real estate asset sales and $3,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At September 30, 2011, the Company’s loan portfolio included $125.2 million of loans to borrowers whose businesses are directly related to agriculture.  This balance increased $2 million from $123.3 million at December 31, 2010.  Any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $48.5 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  A prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $81.7 million of loans to lessors of non-residential buildings and $43.6 million of loans to lessors of residential buildings and dwellings.

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

--

Analysis of the allowance for loan losses as of September 30, 2011 and 2010, and of changes in the allowance for the three and nine-month periods ended September 30, 2011 and 2010, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Average loans outstanding, net of unearned income	$807,193	$699,471	$800,737	$691,190
Allowance-beginning of period	10,695	10,065	10,393	9,462
Charge-offs:
Real estate-mortgage	804	129	1,911	1,141
Commercial, financial & agricultural	172	8	697	203
Installment	30	17	43	46
Other	52	54	115	136
Total charge-offs	1,058	208	2,766	1,526
Recoveries:
Real estate-mortgage	10	139	63	145
Commercial, financial & agricultural	28	18	82	27
Installment	3	9	11	27
Other	23	23	62	68
Total recoveries	64	189	218	267
Net charge-offs	994	19	2,548	1,259
Provision for loan losses	728	884	2,584	2,727
Allowance-end of period	$10,429	$10,930	$10,429	$10,930
Ratio of annualized net charge-offs to average loans	.49%	.01%	.42%	.24%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.28%	1.37%	1.28%	1.37%
Ratio of allowance for loan losses to nonperforming loans	106.4%	94.4%	106.4%	94.4%

The ratio of the allowance for loan losses to nonperforming loans is 106.4% as of September 30, 2011 compared to 94.4% as of September 30, 2010.  This is primarily due to a decline in non-performing loans. The decline in non-performing loans was the result of borrower paydowns and charge-offs. The majority of the charge-offs taken in 2010 occurred during the fourth quarter. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first nine months of 2011, the Company had net charge-offs of $2,548,000 compared to $1,259,000 in 2010. During 2011, the Company’s significant charge-offs included $1,434,000 on nine commercial real estate loans of six borrowers and $378,000 on two commercial operating loans of two borrowers.

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010 (dollars in thousands):

	Nine months ended September 30, 2011		Nine months ended September 30, 2010		Year ended December 31, 2010
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$194,629	-	$128,300	-	$142,125	-
Interest-bearing	501,086	.51%	394,386	.83%	421,743	.76%
Savings	248,676	.66%	150,605	.81%	165,337	.77%
Time deposits	272,535	1.09%	213,843	1.91%	243,606	1.64%
Total average deposits	$1,216,926	.59%	$887,134	.97%	$972,811	.87%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010 (in thousands):

	Nine months ended	Nine months ended	Year ended
	September 30, 2011	September 30, 2010	December 31, 2010
High month-end balances of total deposits	$1,233,633	$1,203,849	$1,227,528
Low month-end balances of total deposits	1,195,627	842,653	842,653

During the first nine months of 2011, the average balance of deposits increased by $244.1 million from the average balance for the year ended December 31, 2010. The increase was primarily attributable to the addition of $337 million of deposits assumed in the acquisition of the First Bank branches offset by decreases due to higher rate time deposits that matured and were not replaced. Average non-interest bearing deposits increased by $52 million, average money market account balances increased by $58 million, NOW account balances increased by $21.3 million and savings account balances increased $83.3 million.

Balances of time deposits of $100,000 or more include brokered CDs, time deposits maintained for public fund entities and consumer time deposits. The balance of brokered CDs was $0 and $5 million as of September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
3 months or less	$24,349	$31,277
Over 3 through 6 months	9,937	14,430
Over 6 through 12 months	17,160	24,906
Over 12 months	19,541	18,315
Total	$70,987	$88,928

During the first nine months of 2011, the balance of time deposits of $100,000 or more decreased by approximately $17.9 million. The decrease in balances was primarily attributable to declines in brokered and consumer time deposits that matured and were not renewed.

--

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2011 and December 31, 2010 is presented below (dollars in thousands):

	September 30,	December 31,
	2011	2010
Securities sold under agreements to repurchase	$116,395	$94,057
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	3,000
Fixed term – due after one year	9,750	19,750
Junior subordinated debentures	20,620	20,620
Total	$156,765	$137,428
Average interest rate at end of period	1.27%	1.81%
Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$116,775	$94,530
Federal Home Loan Bank advances:
Fixed term – due in one year or less	13,000	10,000
Fixed term – due after one year	14,750	22,750
Debt:
Debt due in one year or less	-	2,000
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD)
Securities sold under agreements to repurchase	$103,770	$76,758
Federal funds purchased	18	5
Federal Home Loan Bank advances:
Overnight	3	-
Fixed term – due in one year or less	9,678	4,984
Fixed term – due after one year	10,721	21,109
Debt:
Loans due in one year or less	-	645
Junior subordinated debentures	20,620	20,620
Total	$144,811	$124,121
Average interest rate during the period	1.23%	1.94%

Securities sold under agreements to repurchase had an increase of $22.3 million during the first nine months of 2011 primarily due to the addition of one large customer account. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2011 the fixed term advances consisted of $19.75 million as follows:

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

--

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of September 30, 2011. This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at September 30, 2011). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2011 and 2010 December 31, 2010.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.25% and 3.15% at September 30, 2011 and December 31, 2010, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.95% at September 30, 2011). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

--

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2011 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$121,387	$-	$-	$-	$-	$-	$121,387	$121,387
Certificates of deposit investments	12,781	-	-	-	-	-	12,781	12,767
Taxable investment securities	30,193	13,463	19,907	28,479	24,164	297,180	413,386	413,386
Nontaxable investment securities	177	414	681	11	1,094	34,036	36,413	36,414
Loans	411,685	172,787	111,602	69,253	39,657	10,507	815,491	817,848
Total	$576,223	$186,664	$132,190	$97,743	$64,915	$341,723	$1,399,458	$1,401,802
Interest-bearing liabilities:
Savings and N.O.W. accounts	$91,911	$27,642	28,646	$39,687	$40,809	$240,828	$469,523	$469,523
Money market accounts	244,944	2,682	2,756	3,576	3,650	19,292	276,900	276,900
Other time deposits	189,103	32,474	7,777	8,295	11,045	357	249,051	250,944
Short-term borrowings/debt	116,395	-	-	-	-	-	116,395	116,400
Long-term borrowings/debt	30,620	4,750	-	-	-	5,000	40,370	29,673
Total	$672,973	$67,548	$39,179	$51,558	$55,504	$265,477	$1,152,239	$1,143,440
Rate sensitive assets – rate sensitive liabilities	$(96,750)	$119,116	$93,011	$46,185	$9,411	$76,246	$247,219
Cumulative GAP	$(96,750)	$22,366	$115,377	$161,562	$170,973	$247,219

Cumulative amounts as % of total Rate sensitive assets	-6.9%	8.5%	6.6%	3.3%	0.7%	5.4%
Cumulative Ratio	-6.9%	1.6%	8.2%	11.5%	12.2%	17.7%

The static GAP analysis shows that at September 30, 2011, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2011, the Company’s stockholders' equity had increased $28.7 million, or 25.6%, to $140,992,000 from $112,265,000 as of December 31, 2010. During the first nine months of 2011, net income contributed $8,102,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $6,109,000, net of tax.  Issuance of 3,850 shares of Series C preferred stock increased stockholders’ equity by $19,250,000. Additional purchases of treasury stock (108,207 shares at an average cost of $18.62 per share) decreased stockholders’ equity by approximately $2,015,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2011 and December 31, 2010, the Company and First Mid Bank met all capital adequacy requirements.

--

As of September 30, 2011, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to risk-weighted assets)
Company	$142,910	14.91%	$76,682	> 8.00%	N/A	N/A
First Mid Bank	123,630	13.02	75,981	> 8.00	$94,976	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,481	13.82	38,341	> 4.00	N/A	N/A
First Mid Bank	113,201	11.92	37,991	> 4.00	56,986	> 6.00
Tier 1 Capital (to average assets)
Company	133,481	8.95	59,195	> 4.00	N/A	N/A
First Mid Bank	113,201	7.69	58,881	> 4.00	73,602	> 5.00

December 31, 2010
Total Capital (to risk-weighted assets)
Company	$118,622	12.84%	$73,914	> 8.00%	N/A	N/A
First Mid Bank	113,143	12.32	73,491	> 8.00	$91,864	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	108,229	11.71	36,957	> 4.00	N/A	N/A
First Mid Bank	102,748	11.19	36,745	> 4.00	55,118	> 6.00
Tier 1 Capital (to average assets)
Company	108,229	7.42	58,369	> 4.00	N/A	N/A
First Mid Bank	102,748	7.07	58,141	> 4.00	72,676	> 5.00

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

On September 27, 2011, the Board of Directors passed a resolution relating to the SI Plan whereby they authorized and approved the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide methodology for granting Stock Awards and Stock Unit Awards to select senior executives of the Company or any Subsidiary.

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2010, the Company had awarded 59,500 shares as stock options under the SI plan. During the third quarter of 2011, the Company awarded 8,161 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There were no shares awarded as stock options during 2011.

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

During the nine-month period ending September 30, 2011, the Company repurchased 108,207 shares at a total cost of approximately $2,015,000. Since 1998, the Company has repurchased a total of 3,019,912 shares at a total price of approximately $57,804,000.  As of September 30, 2011, the Company was authorized per all repurchase programs to purchase $3,903,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2011, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2011, the excess collateral at the FHLB would support approximately $76 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2011, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 22, 2011 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2011 and 2010 and December 31, 2010.

--

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2011 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$249,051	$180,097	$45,169	$23,428	$357
Debt	20,620	-	-	-	20,620
Other borrowings	136,145	131,395	4,750	-	-
Operating leases	5,017	1,009	1,966	981	1,061
Supplemental retirement	918	50	200	200	468
	$411,751	$312,551	$52,085	$24,609	$22,506

For the nine-month period ended September 30, 2011, net cash of $15.1 million and $18.2 million was provided from operating activities and financing activities, respectively, and $115.4 million was used in investing activities. In total, cash and cash equivalents decreased by $82.1 million since year-end 2010.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Unused commitments and lines of credit:
Commercial real estate	$36,422	$15,882
Commercial operating	100,008	87,068
Home equity	25,712	25,421
Other	38,893	34,556
Total	$201,035	$162,927

Standby letters of credit	$7,174	$6,349

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

Deanna Williamson, on behalf of herself and all others similarly situated v. First Mid-Illinois Bancshares, Inc. and First Mid Bank & Trust, N.A. (Circuit Court, Third Judicial Circuit, Madison County, Illinois, No. 11-L-1079):  On October 20, 2011, a lawsuit was filed against the Company and First Mid Bank in the Circuit Court of Madison County, Illinois.  The lawsuit is styled as a class action lawsuit.  The suit alleges that the Company and First Mid Bank unfairly assess and collect overdraft fees and seeks restitution of the overdraft fees, an unspecified amount of compensatory and punitive damages, prejudgment interest and additional relief.  The Company intends to defend itself vigorously.

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

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and under “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 -- July 31, 2011	-	$-	-	$4,538,000
August 1, 2011 -- August 31, 2011	31,733	$18.47	31,733	$3,952,000
September 1, 2011 – September 30, 2011	2,673	$18.40	2,673	$3,903,000
Total	34,406	$18.47	34,406	$3,903,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 4, 2011

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

10.1	Form of Stock Award/Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated September 27, 2011)

10.2	Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated September 27, 2011)

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 9)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.