Form 10-K
period 2011-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2012-03-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

As of March 6, 2012, 6,018,625 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2012 Annual
Meeting of Shareholders to be held on April 25, 2012                                                                                                           III

PART I

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

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 402 people on a full-time equivalent basis as of December 31, 2011.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

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

Business Strategies

Strategy for Operations and Risk Management.  Operationally, the Company centralizes most administrative and clerical tasks within its home office location in Mattoon, Illinois.  This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable, and better manages the various forms of risk inherent in this business.  This approach also makes use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it attempts to be competitive with other banking organizations with respect to operational technology.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can significantly diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization and three non-employee members of the board of directors, must approve all underwriting decisions in excess of $2 million and up to 75% of the legal lending limit which was $13.9 million at December 31, 2011. The Board of Directors must approve all underwriting decisions in excess of 75% of the legal lending limit.

While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $2.2 million (.30% of average loans) over the past five years. Nonperforming loans were $7.4 million (.86% of total loans) at December 31, 2011.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2011, the Company’s net interest margin decreased to 3.45% from 3.51% in 2010. This was primarily the result of the impact of an increase in liquidity from the acquisition of the Branches completed in the third quarter of 2010.

Strategy for Growth.  The Company believes that growth of its revenue stream and of its customer base is vital to the goal of increasing the value of its shareholders’ investment. Management attempts to grow in two primary ways:

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

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $203 million at December 31, 2007 to $321 million at December 31, 2011 primarily due to loans acquired in the acquisition of the Branches completed during the third quarter of 2010.  Approximately 64% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2011. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty insurance for businesses and personal lines insurance to individuals.

Growth through acquisitions has been an integral part of the Company’s strategy for an extended period of time.  When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value.  Most past acquisitions have been cash-based transactions. While the Company expects to continue this trend in the future, it would consider a stock-based acquisition if the strategic and financial metrics were compelling. The Company viewed the acquisition of the Branches in the third quarter of 2010 as an unusual opportunity to acquire selected assets, add to its deposit base and expand its geographical reach.
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
In 2009, the Company issued and sold Series B 9% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) issued to certain investors, and in 2011, the Company issued and sold Series C 8% Non-Cumulative Perpetual Preferred Stock (the “Series C Preferred Stock”) to certain investors. The Company also uses various forms of long-term debt to augment its capital when appropriate.

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

A significant component of the GLB Act’s focus on functional regulation relates to the application of federal securities laws and SEC oversight of some bank securities activities previously exempt from broker-dealer registration.  Among other things, the GLB Act amended the definitions of “broker” and “dealer” under the Securities Exchange Act of 1934, as amended, to remove the blanket exemption for banks.  Under the GLB Act, banks may conduct securities activities without broker-dealer registration only if the activities fall within a set of activity-based exemptions designed to allow banks to conduct only those activities traditionally considered to be primarily banking or trust activities.

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

Emergency Economic Stabilization Act of 2008

In response to unprecedented financial market turmoil, the Emergency Economic Stabilization Act of 2008 ("EESA") was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department (“Treasury”) to provide up to $700 billion in funding for the financial services industry. The Treasury's authority under the Troubled Asset Relief Program (“TARP”) expired October 3, 2010. The Company decided to not participate in the TARP Capital Purchase Program.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The FDIC stated that the purpose of these actions is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of 31 days or greater, of banks, thrifts, and certain holding companies, and by providing full FDIC insurance coverage for all non-interest bearing transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Institutions participating in the senior unsecured debt portion of the program are assessed fees on a sliding scale, depending on length of maturity for debt actually issued.

First Mid Bank elected to participate in both parts of the TLGP, the Transaction Account Guarantee (“TAG”) Program and the Debt Guarantee Program. The FDIC’s TAG Program, provided, without charge to depositors, a full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount, through December 31, 2010.  Participation in the TAG Program cost the Company 15 basis points annually on the amount of the deposits during 2010 and cost 10 basis points annually during 2009. The Company and First Mid Bank did not issue any debt under the FDIC’s Debt Guarantee Program, which expired in October 2009.

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

•	Resulted in the Federal Reserve issuing rules limiting debit-card interchange fees.

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

•
Provides mortgage reform provisions including (i) a customer’s ability to repay, (ii) restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by requiring lenders to evaluate using the maximum rate that will apply during the first five years of a variable-rate loan term, and (iii) making more loans subject to provisions for higher cost loans and new disclosures.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series B 9% Preferred Stock issued by the Company in 2009 and the Series C Preferred Stock subsequently issued by the Company in 2011, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2011, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.48%, a Tier 1 risk-based ratio of 13.37% and a leverage ratio of 8.99%.

Control Acquisitions.  The Change in Bank Control Act prohibits a person or group of person from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common of the Company, or otherwise obtaining control of a “controlling influence” over the Company or First Mid Bank.

Interstate Banking and Branching.  The Dodd-Frank Act expands the authority of banks to engage in interstate branching.  The Dodd-Frank Act allows a state or national bank to open a de novo branch in another state if the law of the state where the branch is to be located would permit a state bank chartered by that state to open the branch.

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
On October 3, 2008, the FDIC temporarily increased the standard maximum deposit insurance amount (SMDIA) from $100,000 to $250,000 per depositor.  On July 21, 2010, The Dodd-Frank Act permanently raised the SMDIA to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also, the FDIC will no longer charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act. The Company expensed $0, $95,000 and $49,000 for this program during 2011, 2010 and 2009, respectively.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $1.06 million, $1.31 million and $1.26 million for this assessment during 2011, 2010 and 2009, respectively.

Also on February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment payable September 30, 2009 based on the second quarter 2009 assessment base, to help shore up the Deposit Insurance Fund (DIF). This assessment equates to a one-time cost of $200,000 per $100 million in assessment base. The interim rule also allows the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF. Subsequently, the FDIC’s Treasury borrowing authority increased from $30 billion to $100 billion, allowing the agency to cut the planned special assessment from 20 to 10 basis points. On May 22, 2009, the FDIC adopted a final rule which established a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of September 30, 2009. The assessment was capped at 10 basis points of an institution’s domestic deposits so that no institution would pay an amount higher than it would have under the interim rule. The Company expensed $522,000 in 2009 for this special assessment. There were no special assessments during 2011 or 2010.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $103,000, $99,000 and $112,000 during 2011, 2010 and 2009, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a DIF restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $2,183,000 as of December 31, 2011.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2011, First Mid Bank paid supervisory fees to the OCC totaling $309,000.

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

During the year ended December 31, 2011, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 12.83%, a Tier 1 risk-based ratio of 11.71% and a leverage ratio of 7.85%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  As of December 31, 2011, approximately $24.3 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (64)	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Dively (52)	Senior Executive Vice President
Michael L. Taylor (43)	Executive Vice President and Chief Financial Officer
John W. Hedges (63)	Executive Vice President
Laurel G. Allenbaugh (51)	Executive Vice President
Eric S. McRae (46)	Executive Vice President
Charles A. LeFebvre (42)	Executive Vice President
Kelly A. Downs (44)	Senior Vice President
Christopher L. Slabach (49)	Senior Vice President

William S. Rowland, age 64, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Joseph R. Dively, age 52, has been the Senior Executive Vice President of the Company and the President of First Mid Bank since May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 43, has been the Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 64, has been Executive Vice President of the Company since September 1999 and Senior Executive Vice President and Chief Credit Officer of First Mid Bank since May 2011. He served as President of First Mid Bank from September 1999 to May 2011.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 51, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 46, has been Executive Vice President of the Company and Executive Vice President, Senior Lender of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 42, has been Executive Vice President of the Company since 2008 and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

Kelly A. Downs, age 44, has been Senior Vice President of the Company since April 2008 and Senior Vice President, Retail Banking Services since 2011. She served as Senior Vice President of Human Resources from 2008 to 2011, and has been with the Company since 1991.

Christopher L. Slabach, age 49, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $619 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2011. A listing of these industries is contained in under “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

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

If the Company’s stock price declines from levels at December 31, 2011, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2011. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

The Series B Preferred Stock and Series C Preferred Stock impacts net income available to common stockholders and earnings per share.  As long as shares of the Series B Preferred Stock and Series C Preferred Stock are outstanding, no dividends may be paid on the Company’s common stock unless all dividends on the Series B and Series C Preferred Stock have been paid in full. The dividends declared on the Series B Preferred Stock and Series C Preferred Stock reduce the net income available to common stockholders and earnings per share.

Holders of the Series B Preferred Stock and Series C Preferred Stock have rights that are senior to those of common stockholders. The Series B Preferred Stock and Series C Preferred Stock is senior to the shares of common stock and holders of the Series B Preferred Stock and Series C Preferred Stock have certain rights and preferences that are senior to holders of common stock. The Series B Preferred Stock and Series C Preferred Stock will rank senior to the common stock and all other equity securities designated as ranking junior to the Series B Preferred Stock and Series C Preferred Stock. So long as any shares of the Series B Preferred Stock and Series C Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend shall be paid or declared on common stock or other junior stock, other than a dividend payable solely in common stock.

The Company also may not purchase, redeem or otherwise acquire for consideration any shares of its common stock or other junior stock unless it has paid in full all accrued dividends on the Series B Preferred Stock and Series C Preferred Stock for all prior dividend periods. The Series B Preferred Stock and Series C Preferred Stock are entitled to a liquidation preference over shares of common stock in the event of the Company’s liquidation, dissolution or winding up.

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

If the Company is unable to make favorable acquisitions or successfully integrate our acquisitions, the Company’s growth could be impacted.  In the past several years, the Company has completed acquisitions of banks and bank branches from other institutions. We may continue to make such acquisitions in the future. When the Company evaluates acquisition opportunities, the Company evaluates whether the target institution has a culture similar to the Company, experienced management and the potential to improve the financial performance of the Company.  If the Company fails to successfully identify, complete and integrate favorable acquisitions, the Company could experience slower growth.  Acquiring other banks or bank branches involves various risks commonly associated with acquisitions, including, among other things: potential exposure to unknown or contingent liabilities or asset quality issues of the target institution, difficulty and expense of integrating the operations and personnel of the target institution, potential disruption to the Company (including diversion of management’s time and attention), difficulty in estimating the value of the target institution, and potential changes in banking or tax laws or regulations that may affect the target institution.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

During 2011, the Company purchased a building located at 1421 Charleston Avenue, Mattoon Illinois and moved its headquarters to this location. This location is also used by the loan and deposit operations departments of First Mid Bank.  In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which it is currently leasing to a non-affiliated third party.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by MIDS for its data processing and by the Company and First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in seventeen counties throughout Illinois.  Of the thirty-six other banking offices operated by First Mid Bank, twenty-three are owned and thirteen are leased from non-affiliated third parties.

First Mid Insurance leases a facility located at 100 Lerna Road South, Mattoon, Illinois.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2011 was $30,717,000.

ITEM 3.                 LEGAL PROCEEDINGS

Deanna Williamson, on behalf of herself and all others similarly situated v. First Mid-Illinois Bancshares, Inc. and First Mid Bank & Trust, N.A. (Circuit Court, Third Judicial Circuit, Madison County, Illinois, No. 11-L-1079):  On October 20, 2011, a lawsuit was filed against the Company and First Mid Bank in the Circuit Court of Madison County, Illinois.  The lawsuit is styled as a class action lawsuit.  The suit alleges that the Company and First Mid Bank unfairly assessed and collected overdraft fees and sought restitution of the overdraft fees, an unspecified amount of compensatory and punitive damages, prejudgment interest and additional relief.  This case was dismissed by agreement of the parties on February 17, 2012.

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 588 shareholders of record as of December 31, 2011 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2011
4th	$20.00	$18.00
3rd	$18.95	$18.00
2nd	$19.00	$17.80
1st	$19.00	$16.85
2010
4th	$18.50	$16.85
3rd	$19.00	$17.50
2nd	$19.90	$16.50
1st	$17.50	$16.50

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
12-13-2011	1-09-2012	$.210
4-27-2011	6-07-2011	$.190
12-21-2010	1-06-2011	$.190
4-28-2010	6-07-2010	$.190

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2011.

The following table summarizes share repurchase activity for the fourth quarter of 2011:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2011 – October 31, 2011	0	$0.00	0	$3,903,000
November 1, 2011 – November 30, 2011	14,570	$18.47	14,570	$3,634,000
December 1, 2011 – December 31, 2011	5,297	$19.15	5,297	$3,352,000
Total	19,867	$18.65	19,867	$3,352,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $56.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

ITEM 6.                 SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2011	2010	2009	2008	2007
Summary of Operations
Interest income	$56,772	$50,883	$51,409	$57,066	$59,931
Interest expense	8,504	10,756	15,837	21,344	28,429
Net interest income	48,268	40,127	35,572	35,722	31,502
Provision for loan losses	3,101	3,737	3,594	3,559	862
Other income	15,787	13,820	13,455	15,264	14,661
Other expense	43,053	36,927	33,212	31,460	30,055
Income before income taxes	17,901	13,283	12,221	15,967	15,246
Income tax expense	6,529	4,522	4,007	5,443	5,087
Net income	11,372	8,761	8,214	10,524	10,159
Dividends on preferred shares	3,576	2,240	1,821	-	-
Net income available to common stockholders	$7,796	$6,521	$6,393	$10,524	$10,159
Per Common Share Data (1)
Basic earnings per share	$1.29	$1.07	$1.04	$1.69	$1.60
Diluted earnings per share	1.29	1.07	1.04	1.67	1.57
Dividends per share	.40	.38	.38	.38	.38
Book value per common share	16.18	14.46	14.23	13.50	12.82
Capital Ratios
Total capital to risk-weighted assets	14.48%	12.84%	15.76%	11.99%	11.13%
Tier 1 capital to risk-weighted assets	13.37%	11.71%	14.57%	11.02%	10.32%
Tier 1 capital to average assets	8.99%	7.42%	10.63%	8.41%	7.89%
Financial Ratios
Net interest margin	3.45%	3.51%	3.40%	3.73%	3.43%
Return on average assets	.76%	.72%	.74%	1.03%	1.03%
Return on average common equity	8.36%	7.20%	9.56%	12.87%	13.06%
Dividend on common shares payout ratio	31.01%	35.51%	36.54%	22.49%	23.75%
Average equity to average assets	8.88%	9.44%	9.59%	8.00%	7.90%
Allowance for loan losses as a percent of total loans	1.29%	1.29%	1.35%	1.02%	0.82%
Year End Balances
Total assets	$1,500,956	$1,468,245	$1,095,155	$1,049,700	$1,016,338
Net loans, including loans held for sale	848,954	794,188	691,288	734,351	742,043
Total deposits	1,170,734	1,212,710	840,410	806,354	770,583
Total equity	140,967	112,265	111,221	82,778	80,452
Average Balances
Total assets	$1,502,794	$1,219,353	$1,108,669	$1,022,734	$985,230
Net loans, including loans held for sale	796,520	708,367	692,961	733,681	722,672
Total deposits	1,212,206	972,811	744,043	795,786	771,561
Total equity	133,444	115,151	106,295	81,793	77,787

(1)	All share and per share data have been restated to reflect the 3-for-2 stock split effective June 29, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries for the years ended December 31, 2011, 2010 and 2009.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Net income was $11.37 million, $8.76 million, and $8.21 million and diluted earnings per share were $1.29, $1.07, and $1.04 for the years ended December 31, 2011, 2010, and 2009, respectively. The increases in net income and earnings per share in 2011 was primarily the result of an increase in net interest income due to an increase in the size of the balance sheet and lower interest rates on deposit balances resulting in less interest expense for the year. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Return on average assets	.76%	.72%	.74%
Return on average common equity	8.36%	7.20%	9.56%
Average common equity to average assets	8.88%	9.44%	9.59%

Total assets at December 31, 2011, 2010, and 2009 were $1.50 billion, $1.47 billion, and $1.10 billion, respectively. The increase in net assets during 2010 was due to the acquisition of the Branches completed during the third quarter of 2010. Net loan balances increased to $847.9 million at December 31, 2011, from $794.1 million at December 31, 2010 and compared to $691.3 million at December 31, 2009. Of the increase in 2011, $53.8 million or 6.8% was due to increases in loans secured by real estate and commercial and industrial loans.  Of the increase in 2010, $103 million or 14.9% was due to $133 million of loan balances acquired in the acquisition offset by a decline in the balances of loans secured by real estate.

Total deposit balances decreased to $1,170.7 million at December 31, 2011 from $1,212.7 million at December 31, 2010 and from $840.4 million at December 31, 2009. The decrease in 2011 was due to a decline in money market balances and higher rate CDs that matured and were not replaced. The increase in 2010 was primarily due to balances acquired in the acquisition of $337 million, as well as increases in interest bearing transaction accounts and money market accounts offset by declines in consumer time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.45% for 2011, 3.51% for 2010 and 3.40% for 2009. The decrease during 2011 was primarily the result of the impact of the increase in liquidity resulting from the acquisition of the Branches as the difference between loans ($135 million) and deposits ($337 million) was initially held as Federal Funds sold and interest bearing balances until deployed. The increase in interest margin during 2010 was due to a greater decline in interest-earning liabilities rates compared to the decline in rates on interest-earning assets.

Net interest income increased to $48.3 million in 2011 from $40.1 million in 2010 and $35.6 million in 2009.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $15.8 million in 2011 compared to $13.8 million in 2010 and $13.5 million in 2009. The primary reasons for the increase of $2 million or 14.2% from 2010 to 2011 were increases in ATM and debit fees, an increase in trust revenues and less other-than-temporary impairment charges on investment securities. The primary reasons for the increase of $.3 million or 2.7% from 2009 to 2010 were increases in ATM and debit fees, an increase in trust revenues and less other-than-temporary impairment charges on investment securities offset by no non-recurring gain such as occurred in 2009.

Non-interest expenses increased $6.1 million, to $43.0 million in 2011 compared to $36.9 million in 2010 and $33.2 million in 2009.  The increase during 2011 was primarily due to additional expenses incurred as a result of operating the acquisition of the Branches for a full year, as well as increases in other real estate owned expenses. The primary factor for the increase during 2010 was additional expenses incurred as a result of the acquisition of the Branches offset by the special FDIC assessment during 2009 that did not occur in 2010.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2011 vs 2010	2010 vs 2009
Net interest income	$8,141	$4,555
Provision for loan losses	636	(143)
Other income, including securities transactions	1,967	365
Other expenses	(6,126)	(3,715)
Income taxes	(2,007)	(515)
Increase in net income	$2,611	$547

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $7.4 million at December 31, 2011 compared to $10.4 million at December 31, 2010 and $12.7 million at December 31, 2009.  The decrease in 2011 was primarily a result of loans that paid-off or became current during the year and loans transferred to other real estate owned during the year as a result of continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties, and declines in property values. Other real estate owned balances totaled $4.6 million at December 31, 2011 compared to $6.1 million at December 31, 2010 and $2.9 million at December 31, 2009. The Company’s provision for loan losses was $3.1 million for 2011 compared to $3.7 million for 2010.  At December 31, 2011, the composition of the loan portfolio remained similar to 2010.  Loans secured by both commercial and residential real estate comprised 72% and 73% of the loan portfolio as of December 31, 2011 and 2010, respectively.

The Company also held investments in four trust preferred securities with a fair value of $719,000 and unrealized losses of $4.9 million at December 31, 2011 compared to a fair value of $581 million and unrealized losses of $6 million at December 31, 2010. During 2011, the Company recorded $886,000 of other-than-temporary impairment charges for the credit portion of the unrealized losses of these securities compared to $1.4 million during 2010. These charges established a new, lower amortized cost basis for these securities and reduced non-interest income. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2011, 2010, and 2009 was 13.37%, 11.71%, and 14.57%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2011, 2010, and 2009 was 14.48%, 12.84%, and 15.76%, respectively. The increase in 2011 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $19,150,000 of Series C Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.) The decrease in 2010 was primarily the result of an increase in risk weighted assets that resulted from the acquisition of the Branches in the third quarter of 2010.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2011, 2010 and 2009 were $228.6 million, $169.3 million and $132.9 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2011 as part of the goodwill impairment test and no impairment was deemed necessary.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 11 – “Disclosures of Fair Values of Financial Instruments.”

Acquisition

On September 10, 2010, First Mid Bank completed the acquisition of certain assets and the assumption of certain liabilities with respect to 10 branches of First Bank located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.  Excluding the purchase accounting adjustments, the acquisition included the assumption of approximately $336 million in deposits and the purchase of approximately $135 million of loans and $5.3 million of premises and equipment associated with the acquired branch locations. First Mid Bank received cash of $178.3 million to assume the net liabilities less the purchase price of $15.7 million (4.77% of core deposits assumed).  The acquisition resulted in goodwill of $8.4 million. See Note 19—“Business Combinations” in the notes to the financial statements for additional information related to the transaction.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended			Year Ended			Year Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits	$83,877	$213	0.25%	$75,558	$186	0.25%	$55,504	$106	0.19%
Federal funds sold	78,227	69	0.09%	65,644	85	0.13%	54,630	66	0.12%
Certificates of deposit investments	11,651	78	0.67%	9,473	110	1.16%	4,093	55	1.34%
Investment securities
Taxable	388,108	9,819	2.53%	249,636	7,746	3.10%	207,025	8,073	3.90%
Tax-exempt (1)	30,971	1,194	3.86%	23,251	953	4.10%	23,384	963	4.12%
Loans (2) (3)	807,463	45,399	5.62%	718,669	41,803	5.82%	701,521	42,146	6.01%
Total earning assets	1,400,297	56,772	4.05%	1,142,231	50,883	4.45%	1,046,157	51,409	4.91%
Cash and due from banks	31,554			21,378			18,634
Premises and equipment	29,374			19,454			15,333
Other assets	52,512			45,592			37,105
Allowance for loan losses	(10,943)			(10,302)			(8,560)
Total assets	$1,502,794			$1,219,353			$1,108,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$499,184	2,325	0.47%	$421,743	3,190	0.76%	$332,751	2,843	0.85%
Savings deposits	251,268	1,481	0.59%	165,337	1,279	0.77%	106,539	938	0.88%
Time deposits	264,508	2,919	1.10%	243,606	4,002	1.64%	304,753	9,189	3.02%
Securities sold under
agreements to repurchase	108,240	172	0.16%	76,758	133	0.17%	72,589	129	0.18%
FHLB advances	20,238	765	3.78%	26,092	1,090	4.18%	36,175	1,612	4.46%
Federal funds purchased	14	-	.55%	8	-	.79%	3	-	.47%
Subordinated debentures	20,620	770	3.73%	20,620	1,053	5.11%	20,620	1,104	5.36%
Other debt	927	72	8.00%	642	9	1.46%	1,498	22	1.48%
Total interest-bearing liabilities	1,164,999	8,504	0.73%	954,806	10,756	1.13%	874,928	15,837	1.81%

Demand deposits	197,246			142,125			119,537
Other liabilities	7,105			7,271			7,909
Stockholders’ equity	133,444			115,151			106,295
Total liabilities & equity	$1,502,794			$1,219,353			$1,108,669

Net interest income		$48,268			$40,127			$35,572

Net interest spread			3.32%			3.32%			3.10%

Impact of non-interest bearing funds			.13%			.19%			.30%

Net yield on interest-earning assets			3.45%			3.51%			3.40%

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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2011 Compared to 2010			2010 Compared to 2009
	Increase – (Decrease)			Increase – (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$27	$27	$-	$80	$264	$(526)
Federal funds sold	(16)	14	(30)	19	238	(508)
Certificates of deposit investments	(32)	21	(53)	55	63	(8)
Investment securities:
Taxable	2,073	3,694	(1,621)	(327)	1,495	(1,822)
Tax-exempt (2)	241	301	(60)	(10)	(5)	(5)
Loans (3)	3,596	5,062	(1,466)	(343)	1,013	(1,356)
Total interest income	5,889	9,119	(3,230)	(526)	2,623	(3,149)

Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(865)	514	(1,379)	347	677	(330)
Savings deposits	202	550	(348)	341	469	(128)
Time deposits	(1,083)	320	(1,403)	(5,187)	(1,583)	(3,604)
Securities sold under
agreements to repurchase	39	48	(9)	4	10	(6)
FHLB advances	(325)	(228)	(97)	(522)	(426)	(96)
Federal funds purchased	-	-	-	-	-	-
Subordinated debentures	(283)	-	(283)	(51)	-	(51)
Other debt	63	(5)	58	(13)	(13)	-
Total interest expense	(2,252)	1,209	(3,461)	(5,081)	(866)	(4,215)
Net interest income	$8,141	$7,910	$231	$4,555	$3,489	$1,066

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $8.1 million or 20.3% in 2011 compared to an increase of $4.6 million or 12.8% in 2010.  The increase in net interest income in 2011 was primarily due to an increase in earning assets. The increase in net interest income in 2010 was primarily due to a greater decline in rates on interest-bearing liabilities than the decline in rates on interest-bearing assets.

In 2011, average earning assets increased by $258.1 million or 22.6% and average interest-bearing liabilities increased $210.2 million or 22.0% compared with 2010. In 2010, average earning assets increased by $96.1 million, or 9.2%, and average interest-bearing liabilities increased $79.9 million or 9.1% compared with 2009. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company increased $8.3 million or 11.0% in 2011 compared to 2010. In 2010, average interest-bearing deposits held by the Company increased $20.1 million or 36.2% compared to 2009.

•	Average federal funds sold increased $12.6 million or 19.2% in 2011 compared to 2010. In 2010, average federal funds sold increased $11.0 million or 20.1% compared to 2010.

•
Average certificates of deposit investments increased $2.2 million or 23.2% in 2011 compared to 2010. In 2010, average certificates of deposit investments increased $5.4 million or 131.9% compared to 2009.

•	Average loans increased by $88.8 million or 12.4% in 2011 compared to 2010. In 2010, average loans increased by $17.1 million or 2.4% compared to 2009.

•	Average securities increased by $146.2 million or 53.6% in 2011 compared to 2010. In 2010, average securities increased by $42.5 million or 18.4% compared to 2009.

•	Average deposits increased by $184.3 million or 22.2% in 2011 compared to 2010. In 2010, average deposits increased by $86.6 million or 11.6% compared to 2009.

•
Average securities sold under agreements to repurchase increased by $31.5 million or 41.0% in 2011 compared to 2010.  In 2010, average securities sold under agreements to repurchase increased by $4.2 million or 5.8% compared to 2009.

•	Average borrowings and other debt decreased by $5.6 million or 11.8% in 2011 compared to 2010. In 2010, average borrowings and other debt decreased by $10.9 million or 18.7% compared to 2009.

•	The federal funds rate remained at a range of 0% to .25% at December 31, 2011, 2010 and 2009.

•	Net interest margin decreased to 3.45% compared to 3.51% in 2010 and 3.40% in 2009. Asset yields decreased by 40 basis points in 2010, and interest-bearing liabilities decreased by 40 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2011, 2010 and 2009 were $615,000, $491,000 and $497,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.51% in 2011, 3.57% in 2010 and 3.46% in 2009.

Provision for Loan Losses

The provision for loan losses in 2011 was $3,101,000 compared to $3,737,000 in 2010 and $3,594,000 in 2009. Nonperforming loans decreased to $7,440,000 at December 31, 2011 from $10,434,000 at December 31, 2010 and compared to $12,720,000 at December 31, 2009.  The decrease in 2011 and 2010 was primarily due to loans that paid-off or became current during the year and loans transferred to other real estate owned during the year. Net charge-offs were $2,374,000 during 2011, $2,806,000 during 2010, and $1,719,000 during 2009. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2011	2010	2009	2011	2010
Trust	$3,030	$2,601	$2,229	$429	$372
Brokerage	650	536	424	114	112
Insurance commissions	1,786	1,779	1,912	7	(133)
Service charges	4,817	4,662	4,952	155	(290)
Securities gains	486	543	637	(57)	(94)
Impairment losses on securities	(886)	(1,418)	(1,812)	532	394
Gain on sale of merchant banking portfolio	-	-	1,000	-	(1,000)
Mortgage banking	788	776	664	12	112
ATM / debit card revenue	3,483	2,869	2,333	614	536
Other	1,633	1,472	1,116	161	356
Total other income	$15,787	$13,820	$13,455	$1,967	$365

Total non-interest income increased to $15,787,000 in 2011 compared to $13,820,000 in 2010 and $13,455,000 in 2009.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $429,000 or 16.5% to $3,030,000 in 2011 from $2,601,000 in 2010, compared to $2,229,000 in 2009. The increase from 2010 to 2011 in trust revenues was due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees during the year. Trust assets were $546.7 million at December 31, 2011 compared to $507.5 million and $459.1 million at December 31, 2010 and 2009, respectively.

•
Revenue from brokerage annuity sales increased $114,000 or 21.3% to $650,000 in 2011 from $536,000 in 2010, compared to $424,000 in 2009.  The increase from 2010 to 2011 was due an increase in commissions received from the sale of annuities.

•
Insurance commissions increased $7,000 or 0.4% to $1,786,000 in 2011 from $1,779,000 in 2010, compared to $1,912,000 in 2009.  The increase from 2010 to 2011 was due to an increase in property and casualty insurance commissions during 2011 compared to the same period in 2010.

•
Fees from service charges increased $155,000 or 3.3% to $4,817,000 in 2011 from $4,662,000 in 2010, compared to $4,952,000 in 2010.  This increase from 2010 to 2011 was primarily due to an increase in the number of accounts resulting from the Branches acquired during the third quarter of 2010.

•
Net securities gains in 2011 were $486,000 compared to net securities gains of $543,000 in 2010, and $637,000 in 2009.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2011, 2010 and 2009.

•
During 2011, the Company recorded other-than-temporary impairment charges amounting to $886,000 for its investments in four trust preferred securities compared to $1,418,000 during 2010 and $1,812,000 during 2009. See Note 4 - “Investment Securities” for a more detailed description of these charges.

•	During the first quarter of 2009, the Company had a $1 million gain on the sale of First Mid Bank’s merchant card servicing portfolio. There were no gains on sales of other assets during 2011 or 2010.

•
Mortgage banking income increased $12,000 or 1.5% to $788,000 in 2011 from $776,000 in 2010, compared to $664,000 in 2009.  This increase from 2010 to 2011 was due to an increase in origination fees for loans originated and sold by First Mid Bank from a greater spread obtained on various loan types.  Loans sold balances are as follows:

•	$60 million (representing 500 loans) in 2011
•	$64 million (representing 570 loans) in 2010
•	$63 million (representing 552 loans) in 2009

•
Revenue from ATMs and debit cards increased $614,000 or 21.4% to $3,483,000 in 2011 from $2,869,000 in 2010, compared to $2,333,000 in 2009. This increase from 2010 to 2009 was due to increased usage primarily as a result of the increase in customers after the Branches acquired during the third quarter of 2010.

•
Other income increased $161,000 or 10.9% to $1,633,000 in 2011 from $1,472,000 in 2010, compared to $1,116,000 in 2009.  This increase from 2011 to 2010 and 2009 was primarily due to an increase in rental income from buildings acquired in the Branches acquired during the third quarter of 2010 offset by a decrease in rental income in 2010 from a repossessed property sold during 2011.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2011	2010	2009	2011	2010
Salaries and benefits	$22,247	$18,649	$16,830	$3,598	$1,819
Occupancy and equipment	7,960	5,851	4,989	2,109	862
Other real estate owned, net	1,471	1,076	470	395	606
FDIC insurance assessment expense	1,167	1,508	1,943	(341)	(435)
Amortization of other intangibles	1,134	814	730	320	84
Stationery and supplies	581	610	563	(29)	47
Legal and professional fees	2,070	2,361	2,021	(291)	340
Marketing and promotion	1,050	940	963	110	(23)
Other	5,373	5,118	4,703	255	415
Total other expense	$43,053	$36,927	$33,212	$6,126	$3,715

Total non-interest expense increased to $43,053,000 in 2011 from $36,927,000 in 2010 and $33,212,000 in 2009.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $3,598,000 or 19.3% to $22,247,000 in 2011 from $18,649,000 in 2010, compared to $16,830,000 in 2009. The increase in 2011 was as primarily due to the addition of 76 full-time equivalent employees resulting from the Branches acquired at the end of the third quarter of 2010, an increase in incentive compensation expense as a result of achieving desired objectives in 2011 compared to during the year 2010 and merit raises for continuing employees during 2011. There were 402 full-time equivalent employees at December 31, 2011 compared to 419 at December 31, 2010 and 347 at December 31, 2009.

•
Occupancy and equipment expense increased $2,109,000 or 36.0% to $7,960,000 in 2011 from $5,851,000 in 2010, compared to $4,989,000 in 2009. The increase in 2011 was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches and expenses associated with the Company’s purchase of a building in Mattoon, Illinois in 2011.

•
Net other real estate owned expense increased $395,000 or 36.7% to $1,471,000 in 2011 from $1,076,000 in 2010, compared to $470,000 in 2009. The increase in 2011 was due to more write downs on properties held and an increase in repairs and real estate tax expenses on properties held during 2011 compared to the same period in 2010.

•
FDIC insurance expense decreased $341,000 or 22.6% to $1,167,000 in 2011 from $1,508,000 in 2010, compared to $1,943,000 in 2009. The decrease in 2011 was due to a decrease in expense resulting from a change in the calculation of the insurance assessment.

•
Amortization of other intangibles expense increased $320,000 or 39.3% to $1,134,000 in 2010, compared to $814,000 in 2010 and compared to $730,000 in 2009. The increase in 2011 was due to amortization of the additional core deposit intangible asset resulting from the Branches acquired in the third quarter of 2010.

•
Other operating expenses increased $255,000 or 5.0% to $5,373,000 in 2011 from $5,118,000 in 2010, compared to $4,703,000 in 2009. In 2011, this increase was primarily due to additional expenses incurred following the acquisition of the Branches.

•
On a net basis, all other categories of operating expenses decreased $210,000 or 5.4% to $3,701,000 in 2011 from $3,911,000 in 2010, compared to $3,547,000 in 2009.  The decrease was primarily due to a decrease in legal expenses associated with the acquisition of the Branches during 2010 partially offset by increased legal and other professional expenses associated with the Company’s issuance of Series C Preferred Stock during 2011.

Income Taxes

Income tax expense amounted to $6,529,000 in 2011 compared to $4,522,000 in 2010 and $4,007,000 in 2009.  Effective tax rates were 36.5%, 34.0% and 32.8%, respectively, for 2011, 2010 and 2009.  Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This was the primary cause of the increase in the Company’s effective tax rate in 2011.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which was codified within ASC 740, on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2008.

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

The following table sets forth the year-end amortized cost of the Company’s securities for the last three years (dollars in thousands):

	December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$164,812	1.99%	$152,086	1.90%	$89,640	3.27%
Obligations of states and political subdivisions	38,879	3.92%	26,599	4.05%	23,530	4.13%
Mortgage-backed securities: GSE residential	254,930	3.17%	158,936	3.72%	111,301	4.36%
Trust preferred securities	5,625	4.05%	6,595	3.74%	7,758	4.22%
Other securities	9,561	1.92%	2,035	2.48%	6,166	4.56%
Total securities	$473,807	2.81%	$346,251	2.94%	$238,395	3.93%

At December 31, 2011, the Company’s investment portfolio showed an increase of $127.6 million from December 31, 2010 primarily due to the purchase of mortgage-backed securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2011, for all investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at December 31, 2011 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$164,812	$166,066	$156,037	$10,029	$-		$-	$-	$-
Obligations of state and political subdivisions	38,879	41,253	3,165	30,246	3,093		1,377	-	3,372
Mortgage-backed securities: GSE residential (2)	254,930	261,833	-	-	-		-	-	261,833
Trust preferred securities	5,625	719	-	-	-		-	719	-
Other securities	9,561	9,096	-	3,884	5,182		-	-	30
Total investments	$473,807	$478,967	$159,202	$44,160	$8,275		$1,377	$719	$265,234

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

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of December 31, 2011:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	C1
Book value	$746,900	$1,026,800	$199,500	$3,652,100
Fair value	$314,400	$184,800	$91,700	$127,900
Unrealized gains/(losses)	$(432,500)	$(842,000)	$(107,800)	$(3,524,200)
Other-than-temporary impairment recorded in earnings	$691,000	$2,186,531	$127,146	$1,111,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	17	16	3	28
Number of issuers in default	4	6	-	9
Number of issuers in deferral	3	6	2	8

Original collateral	$303,112,000	$334,170,000	$519,250,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	27.9%	34.3%	5.4%	24.2%
Remaining collateral	$228,500,000	$246,600,000	$40,750,000	$360,850,000
Actual defaults & deferrals as a % of remaining collateral	38.1%	48.3%	73.6%	24.9%
Expected defaults & deferrals as a % of remaining collateral	42.1%	52.1%	75.5%	36.0%
Performing collateral	$141,500,000	$127,600,000	$16,673,685	$271,840,463

Current balance of class	$95,375,156	$117,426,972	$26,723,143	$36,596,520
Subordination	$187,463,319	$216,842,414	$26,723,143	$303,754,643
Excess subordination	$(45,963,319)	$(89,242,414)	$(10,049,458)	$(31,914,180)
Excess subordination as a % of performing collateral	-32.5%	-69.9%	-60.3%	-11.7%

Cash Flow Analysis Assumptions:
Discount margin (1)	9.74%	9.68%	2.439% – 5.098%	1.928% – 4.587%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36%	2% / .36%	2% / .36%	2% / .36%
Recovery assumption (3)	10%	10%	10%	10%
Prepayment assumption (4)	5%	5%	5%	5%

(1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date
(2) 2% annually for 2 years and 36 basis points annually thereafter
(3) With 2 year lag
(4) Every 5 years beginning after 2013
The trust preferred pooled securities are Collateralized Debt Obligations backed by a pool of debt securities issued by financial institutions. The collateral consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies and insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class of notes and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the outstanding bonds in the current class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes notes were paid. However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder will not receive a greater than projected or even full payment of cash flow at maturity.

At December 31, 2011 and 2010 the Company was receiving “payment in kind” (“PIK”), in lieu of cash interest on all of its trust preferred securities investments. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s trust preferred securities investments all allow, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the securities are considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of these trust preferred securities provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred securities investments are in the mezzanine tranches or classes which are subordinate to one of more senior tranches of their respective issues. The Company is receiving PIK for these securities due to failure of the required senior tranche coverage tests described. These securities are projected to remain in full or partial PIK status for a period of one to eleven years.

The impact of payment of PIK to subordinate tranches is to strengthen the position of the senior tranches by reducing the senior tranches’ principal balances relative to available collateral and cash flow.  The impact to the subordinate tranches is to increase principal balances, decrease cash flow, and increase credit risk to the tranches receiving the PIK. The risk to holders of a security of a tranche in PIK status is that the total cash flow will not be sufficient to repay all principal and capitalized interest related to the investment.

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all four of the trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK interest payments to the principal balance of the securities.  The Company intends to keep these securities on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.  See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2011 and 2010.

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

If the Company does not intend to sell the security and it is not more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis only the amount related to credit loss is recognized in earnings.  In determining the portion of OTTI that is related to credit loss, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. The remaining portion of impairment, related to other factors, is recognized in other comprehensive earnings, net of applicable taxes. The Company recognized $886,000, $1.4 million and $1.8 million of OTTI in earnings during 2011, 2010 and 2009, respectively.

The term OTTI is not intended to indicate that the decline is permanent but instead indicates that the prospects for a near-term recovery of value are not necessarily favorable or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See Note 4 -- “Investment Securities” to the Financial Statements for a discussion of the Company’s evaluation and subsequent charges for OTTI.

Loans

The loan portfolio (net of unearned discount) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio for the last five years (in thousands):

	2011	% Outstanding Loans	2010	2009	2008	2007
Construction and land development	$23,136	2.7%	$20,379	$28,041	$40,362	$55,581
Farm loans	72,585	8.4%	64,992	62,330	65,647	61,898
1-4 Family residential properties	181,849	21.1%	179,527	180,415	200,204	193,065
Multifamily residential properties	19,846	2.3%	22,146	19,467	23,833	30,795
Commercial real estate	321,001	37.3%	300,825	226,400	217,307	203,282
Loans secured by real estate	618,417	71.9%	587,869	516,653	547,353	544,621
Agricultural loans	63,257	7.4%	58,307	54,144	54,098	51,793
Commercial and industrial loans	150,716	17.5%	126,319	105,351	109,324	116,176
Consumer loans	16,271	1.9%	19,655	20,815	25,806	29,903
All other loans	11,413	1.3%	12,431	3,787	5,357	5,668
Total loans	$860,074	100.0%	$804,581	$700,750	$741,938	$748,161

Loan balances increased by $55.5 million or 6.9% from December 31, 2010 to December 31, 2011 primarily due to originations of loans secured by real estate and commercial and industrial loans. Loan balances increased by $103.8 million or 14.8% from December 31, 2009 to December 31, 2010 primarily due to approximately $133 million of loans (recorded at fair value) acquired in the acquisition of the Branches offset by decreases in loans secured by real estate due to a lack of demand from quality borrowers and First Mid Bank’s enhanced underwriting standards as a result of economic conditions.  The balances of loans sold into the secondary market were $60 million in 2011, compared to $64 million in 2010. The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,046,000 and $114,000 as of December 31, 2011 and 2010, respectively.

All of the loans acquired in the acquisition of the Branches were performing loans. The fair value of the loans acquired was determined using a discounted cash flow analysis. The difference between the fair value and acquired value of the purchased loans of $2.1 million (a discount of approximately 1.6% of the total loans acquired) is being accreted to interest income over the remaining term of the loans.  The unaccreted balance of this discount at December 31, 2011 is $906,000.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	loans
Mattoon region	$163,446	19.0%	$148,682	18.4%
Charleston region	48,716	5.7%	54,649	6.8%
Sullivan region	120,369	14.0%	68,300	14.1%
Effingham region	75,750	8.8%	86,542	10.8%
Decatur region	197,063	22.9%	201,246	20.6%
Peoria region	143,955	16.7%	133,736	15.5%
Highland region	110,775	12.9%	111,426	13.8%
Total all regions	$860,074	100.0%	$804,581	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. During 2011, certain branch facilities were moved from the Decatur region to the Sullivan region for internal classification purposes which primarily accounts for the increase in 2011 for the Sullivan region.  While these regions have experienced some economic stress during 2011 and 2010, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2011 and 2010, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	2011		2010
	Principal	% Outstanding	Principal	% Outstanding
	balance	loans	balance	Loans
Other grain farming	$120,061	13.17%	$108,149	13.44%
Lessors of non-residential buildings	82,557	9.50%	87,236	10.84%
Lessors of residential buildings & dwellings	44,009	5.06%	49,484	6.15%
Hotels and motels	46,842	5.64%	49,679	6.17%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2011, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1	Over
	or less(2)	through 5 years	5 years	Total
Construction and land development	$12,286	$10,724	$126	$23,136
Farm loans	6,798	44,974	20,813	72,585
1-4 Family residential properties	22,326	90,552	68,971	181,849
Multifamily residential properties	2,678	13,408	3,760	19,846
Commercial real estate	39,671	197,203	84,127	321,001
Loans secured by real estate	83,759	356,861	177,797	618,417
Agricultural loans	44,064	18,679	514	63,257
Commercial and industrial loans	98,091	43,825	8,800	150,716
Consumer loans	4,028	11,982	261	16,271
All other loans	2,577	2,218	6,618	11,413
Total loans	$232,519	$433,565	$193,990	$860,074
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2011, loans with maturities over one year consisted of $566.4 million in fixed rate loans and $61.2 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$6,723	$9,332	$12,720	$7,285	$7,460
Restructured loans which are performing in accordance
with revised terms	717	1,102	-	-	21
Total nonperforming loans	7,440	10,434	12,720	7,285	7,481
Repossessed assets	4,606	6,199	2,896	2,400	524
Total nonperforming loans and repossessed assets	$12,046	$16,633	$15,616	$9,685	$8,005
Nonperforming loans to loans, before allowance for loan losses	0.87%	1.30%	1.82%	.98%	1.00%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	1.40%	2.07%	2.23%	1.31%	1.07%

The $2,609,000 decrease in nonaccrual loans during 2011 resulted from the net of $3,740,000 of loans put on nonaccrual status, offset by $1,627,000 of loans transferred to other real estate owned, $1,603,000 of loans charged off and $3,119,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$833	12.4%	$1,955	20.9%
Farm loans	532	7.9%	540	5.8%
1-4 Family residential properties	1,712	25.5%	2,565	27.5%
Multifamily residential properties	-	-%	573	6.1%
Commercial real estate	2,245	33.4%	2,149	23.0%
Loans secured by real estate	5,322	79.2%	7,782	83.3%
Agricultural loans	673	10.0%	828	8.9%
Commercial and industrial loans	720	10.7%	708	7.6%
Consumer loans	8	0.1%	14	0.2%
Total nonaccrual loans	$6,723	100.0%	$9,332	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $239,000, $428,000 and $672,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The $1,593,000 decrease in repossessed assets during 2011 resulted from the net of $2,646,000 of additional assets repossessed, $1,207,000 of further write-downs of repossessed assets to current market value and $3,032,000 of repossessed assets sold. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Construction and land development	$694	15.1%	$1,234	19.9%
1-4 Family residential properties	571	12.4%	514	8.3%
Multifamily residential properties	43	0.9%	170	2.7%
Commercial real estate	3,298	71.6%	4,209	67.9%
Total real estate	4,606	100.0%	6,127	98.8%
Other collateral	-	-%	72	1.2%
Total repossessed collateral	$4,606	100.0%	$6,199	100.0%

Repossessed assets sold during 2011 resulted in net gains of $173,000, of which a net gain of $174,000 was related to real estate asset sales and a net loss of $1,000 was related to other repossessed asset sales. Repossessed assets sold during 2010 resulted in net gains of $15,000, of which $12,000 was related to real estate asset sales and $3,000 was related to other repossessed asset sales.

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

Given the state of the economy, management did assess the impact of the recent recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one component in assessing the probability of inherent future losses. Given the decline in economic conditions, management also increased its allocation to various loan categories for economic factors during 2010 and 2009. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success.  At December 31, 2011, the Company’s loan portfolio included $135.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $120.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $12.5 million from $123.3 million at December 31, 2010 while loans concentrated in other grain farming increased $12.0 million from $108.1 million at December 31, 2010.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $82.6 million of loans to lessors of non-residential buildings and $44.0 million of loans to lessors of residential buildings and dwellings.

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2011	2010	2009	2008	2007
Average loans outstanding, net of unearned income	$807,463	$718,669	$701,521	$740,083	$728,790
Allowance-beginning of year	$10,393	$9,462	$7,587	$6,118	$5,876
Charge-offs:
Real estate-mortgage	2,625	2,551	1,240	1,640	368
Commercial, financial and agricultural	881	287	287	479	180
Installment	92	103	176	119	100
Other	162	181	176	184	215
Total charge-offs	3,760	3,122	1,879	2,422	863
Recoveries:
Real estate-mortgage	1,171	146	6	75	9
Commercial, financial and agricultural	97	35	27	98	48
Installment	28	29	31	38	33
Other	90	106	96	121	153
Total recoveries	1,386	316	160	332	243
Net charge-offs	2,374	2,806	1,719	2,090	620
Provision for loan losses	3,101	3,737	3,594	3,559	862
Allowance-end of year	$11,120	$10,393	$9,462	$7,587	$6,118
Ratio of net charge-offs to average loans	.29%	.39%	.25%	.28%	.09%
Ratio of allowance for loan losses to loans outstanding (at end of year)	1.29%	1.29%	1.35%	1.02%	.82%
Ratio of allowance for loan losses to nonperforming loans	149.5%	99.6%	74.4%	104.1%	81.8%

The ratio of the allowance for loan losses to nonperforming loans is 149.5% as of December 31, 2011 compared to 99.6% as of December 31, 2010.  As of December 31, 2011, the balance of non-performing loans decreased from December 31, 2010. Also, increases in the size of the loan portfolio and the estimated potential losses in the portfolio resulted in an increase in the allowance for loan losses as of December 31, 2011. The combination of these components resulted in the increase in the ratio of the allowance for loan losses to nonperforming loans.

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

During 2011, the Company had net charge-offs of $2,374,000 compared to $2,806,000 in 2010 and $1,719,000 in 2009. During 2011, the Company’s significant charge-offs included $378,000 on commercial loans of two borrowers and $1,746,000 of commercial real estate mortgage loans of six borrowers. The Company also had a significant recovery of $1,050,000 on a commercial real estate loan of one borrower that was charged off in a prior year.  During 2010, the Company’s significant charge-offs included $2,076,000 of commercial real estate mortgage loans of four borrowers. During 2009, the Company’s significant charge-offs included $173,000 on commercial loans of two borrowers, $107,000 of real estate mortgage loans of one borrower and $902,000 of commercial real estate mortgage loans of four borrowers.

At December 31, 2011, the allowance for loan losses amounted to $11,120,000, or 1.29% of total loans, and 149.5% of nonperforming loans.  At December 31, 2010, the allowance for loan losses amounted to $10,393,000, or 1.29% of total loans, and 99.6% of nonperforming loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors.  The allowance for loan losses, in management’s judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
	Allowance	% of	Allowance	% of	Allowance	% of
	for	loans	for	loans	for	loans
	loan	to total	loan	to total	loan	to total
	losses	Loans	losses	loans	losses	loans
Residential real estate	$636	21.5%	$440	25.1%	$488	28.5%
Commercial / Commercial real estate	8,791	58.8%	8,307	55.7%	7,428	51.4%
Agricultural / Agricultural real estate	546	15.2%	404	15.3%	315	16.6%
Consumer	239	1.9%	282	2.4%	312	3.0%
Other	139	2.6%	110	1.5%	98	.5%
Total allocated	10,351		9,543		8,641
Unallocated	769	N/A	850	N/A	821	N/A
Allowance at end of year	$11,120	100.0%	$10,393	100.0%	$9,462	100.0%

	December 31, 2008		December 31, 2007
	Allowance	% of	Allowance	% of
	for	loans	for	loans
	loan	to total	loan	to total
	losses	loans	losses	loans
Residential real estate	$510	30.2%	$214	29.9%
Commercial / Commercial real estate	5,345	49.5%	3,828	50.1%
Agricultural / Agricultural real estate	223	16.1%	531	15.2%
Consumer	358	3.5%	404	4.0%
Other	78	.7%	22	.8%
Total allocated	6,514		4,999
Unallocated	1,073	N/A	1,119	N/A
Allowance at end of year	$7,587	100.0%	$6,118	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for 2011, 2010 and 2009 (dollars in thousands):

	2011		2010		2009
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest bearing	$197,246	-	$142,125	-	$119,537	-
Interest bearing	499,184	.47%	421,743	.76%	332,751	1.26%
Savings	251,268	.59%	165,337	.77%	109,305	.92%
Time deposits	264,508	1.10%	243,606	1.64%	301,987	3.91%
Total average deposits	$1,212,206	.56%	$972,811	.87%	$863,580	2.08%

	December 31,
(dollars in thousands)	2011	2010	2009
High month-end balances of total deposits	$1,233,633	$1,227,528	$906,853
Low month-end balances of total deposits	1,170,734	842,653	831,157

In 2011, the average balance of deposits increased by $239,000 from 2010. The increase was primarily attributable to increases in non-interest bearing, money market and savings account balances. Average non-interest bearing deposits increased by $55.1 million, average money market account balances increased by $55.1 million, and average savings account balances increased by $85.9 million. In 2010, the average balance of deposits increased by $109.2 million from 2009. The increase was primarily attributable to the addition of $337 million of deposits assumed in the acquisition of the Branches offset by decreases in higher rate time deposits. Average non-interest bearing deposits increased by $22.6 million, average money market account balances increased by $64.8 million, average savings account balances increased by $56 million and average NOW account balances increased by $24.2 million offset by a decline in consumer CD balances.

The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2011	2010	2009
3 months or less	$17,095	$31,277	$24,951
Over 3 through 6 months	11,037	14,430	8,622
Over 6 through 12 months	22,126	24,906	29,852
Over 12 months	17,596	18,315	18,267
Total	$67,854	$88,928	$81,692

The balance of time deposits of $100,000 or more decreased $21.1 million from December 31, 2010 to December 31, 2011. The decrease in balance was primarily attributable to higher rate time deposits that matured and were not replaced. The balance of time deposits of $100,000 or more increased $7.2 million from December 31, 2009 to December 31, 2010. The decrease in balances was primarily attributable to time deposits acquired in the acquisition of the Branches.

In 2011 the Company maintained account relationships with various public entities throughout its market areas. Four public entities had total balances of $28.7 million in various checking accounts and time deposits as of December 31, 2011. These balances are subject to change depending upon the cash flow needs of the public entity.

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

Information relating to securities sold under agreements to repurchase and other borrowings for the last three years is presented below (dollars in thousands):

	2011	2010	2009
At December 31:
Securities sold under agreements to repurchase	$132,380	$94,057	$80,386
Federal Home Loan Bank advances:
Fixed term – due in one year or less	14,750	3,000	10,000
Fixed term – due after one year	5,000	19,750	22,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	8,250	-	-
Total	$181,000	$137,427	$133,756
Average interest rate at year end	1.13%	1.81%	2.10%
Maximum Outstanding at Any Month-end
Securities sold under agreements to repurchase	$132,380	$94,530	$83,826
Federal Home Loan Bank advances:
Fixed term – due in one year or less	14,750	10,000	15,000
Fixed term – due after one year	14,750	22,750	32,750
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	8,250	2,000	-
Debt due after one year	-	-	13,000
Averages for the Year
Federal funds purchased	14	5	3
Securities sold under agreements to repurchase	108,240	76,758	72,589
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,866	4,984	10,041
Fixed term – due after one year	10,372	21,109	26,134
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	927	645	-
Debt due after one year	-	-	1,498
Total	$150,039	$124,121	$130,885
Average interest rate during the year	1.19%	1.94%	2.19%

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances consist of $19.75 million as follows:

•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

At December 31, 2011 and 2010, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 22, 2011. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.375% at December 31, 2011) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2011 and 2010.

On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of the Series C Preferred Stock. As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three Investors subsequently completed the required bank regulatory process and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. On May 13, 2011, four additional Investors received the required bank regulatory approval and an additional $5,490,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. The balance of the Series C Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process, to which the issuance of the Series C Preferred Stock is subject, applicable to their purchases.  These remaining Investors have not yet been issued their shares of Series C Preferred Stock because of unanticipated delays in applying for and obtaining the approval of the Federal Reserve Board.  These Investors are (a) individuals who are members of the Lumpkin family, including Benjamin I. Lumpkin, a director of the Company, and (b) entities controlled by, and trusts created for the benefit of, individuals who are members of the Lumpkin family (collectively, the "Remaining Investors"). The Company has previously accepted from the Remaining Investors subscriptions for $8,250,000 of the Series C Preferred Stock pursuant to their respective subscription agreements.

Pursuant to the terms of the Series C Preferred Stock, the Series C Preferred Stock is both redeemable and mandatorily convertible at the Company's discretion into common stock of the Company, subject to certain conditions being met, no earlier than 60 months following the date on which a majority of the Series C Preferred Stock has been issued. The date on which a majority of the Series C Preferred Stock became issued was May 13, 2011 (the "Majority Issuance Date"). As a result of the Remaining Investors not being issued their subscribed for shares of Series C Preferred Stock by the Majority Issuance Date, it is possible that, if certain conditions are met, the Company could redeem or mandatorily convert the Series C Preferred Stock into common stock of the Company prior to the Remaining Investors holding their subscribed shares of Series C Preferred Stock for 60 months, thus resulting in the Remaining Investors receiving less than 60 months of 8% dividends on the Series C Preferred Stock subscribed for.

In November 2011, the disinterested members of the Board of Directors of the Company approved and authorized, and the Remaining Investors agreed to, certain amendments to the Series C Preferred Stock subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and the issuance by the Company of short-term unsecured promissory notes, which are dated November 21, 2011, to the Remaining Investors. The promissory notes (the “Notes”) collectively have an aggregate principal amount of $8,250,000 and each have an 8% annual interest rate. Each Note also contains a prepayment provision applicable when approval from the Federal Reserve Board is received to allow the Remaining Investors to purchase the shares of Series C Preferred Stock originally subscribed. Additionally, if the Company experiences an Event of Default as defined in the Note, such as becoming insolvent or generally failing to pay its debts as they become due, then a Remaining Investor may, at his, her or its option, declare the entire unpaid amount of the Note immediately due and payable, without presentment, demand, portents or notice of any kind, and the Remaining Investor shall be entitled to recover from the Company all costs and expenses, including reasonable attorneys' fees and disbursements and court costs, incurred in enforcing the Remaining Investor's rights under the Note.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2011 and 2010 the rate was 3.10% and 3.15%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.95% at December 31, 2011). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until September 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Therefore, the existing trust preferred securities issued by Trust I and Trust II will continue to count as Tier 1 capital. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

The Company monitors its interest rate sensitivity position to maintain a balance between rate-sensitive assets and rate-sensitive liabilities.  This balance serves to limit the adverse effects of changes in interest rates.  The Company’s asset/liability management committee (“ALCO”) oversees the interest rate sensitivity position and directs the overall allocation of funds.

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

The following table sets forth the Company’s interest rate repricing gaps for selected maturity periods at December 31, 2011 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$29,746	$-	$-	$-	$-	$-	$29,746	$29,746
Certificates of deposit investments	13,231	-	-	-	-	-	13,231	13,225
Taxable investment securities	25,142	11,220	11,992	34,600	24,187	330,573	437,714	437,714
Nontaxable investment securities	255	528	368	583	826	38,693	41,253	41,253
Loans	402,580	167,231	104,718	77,654	88,649	19,242	860,074	862,474
Total	$470,954	$178,979	$117,078	$112,837	$113,662	$388,508	$1,382,018	$1,384,412
Interest-bearing liabilities:
Savings and N.O.W. accounts	$85,081	$28,434	$29,472	$40,886	$42,048	$247,967	$473,888	$473,888
Money market accounts	230,996	2,697	2,771	3,595	3,670	19,400	263,129	263,129
Other time deposits	180,195	26,429	8,687	9,318	9,798	328	234,755	236,090
Short-term borrowings/debt	140,630	-	-	-	-	-	140,630	140,633
Long-term borrowings/debt	35,370	-	-	-	5,000	-	40,370	32,588
Total	$672,272	$57,560	$40,930	$53,799	$60,516	$267,695	$1,152,772	$1,138,078
Rate sensitive assets – rate sensitive liabilities	$(201,318)	$121,419	$76,148	$59,038	$53,146	$120,813	$229,246
Cumulative GAP	$(201,318)	$(79,899)	$(3,751)	$55,287	$108,433	$229,246

Cumulative amounts as % of total rate sensitive assets	-14.6%	8.8%	5.5%	4.3%	3.8%	8.7%
Cumulative Ratio	-14.6%	-5.8%	-0.3%	4.0%	7.8%	16.6%

The static GAP analysis shows that at December 31, 2011, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.  Conversely, future decreases in interest rates could have a positive effect on net interest income.

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

Capital Resources

At December 31, 2011, stockholders’ equity increased $28.7 million or 25.6% to $140,967,000 from $112,265,000 as of December 31, 2010.  During 2011 net income contributed $11,372,000 to equity before the payment of dividends to stockholders. The change in the market value of available-for-sale investment securities increased stockholders’ equity by $5,214,000, net of tax.  Additional purchases of treasury stock (128,073 shares at an average cost of $18.63 per share) decreased stockholders’ equity by $2,385,000.

During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B Preferred Stock. Additionally, during 2011, the Company accepted from certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series C Preferred Stock.  As of December 31, 2011, $19,250,000 of the Series C Preferred Stock was issued and sold by the Company to certain investors. The balance of the Series C Preferred Stock will be issued to the Remaining Investors upon the completion of the bank regulatory process applicable to their purchases.

As a result of unanticipated delays in applying for and obtaining the approval of the Federal Reserve Board, in November 2011, the disinterested members of the Board of Directors of the Company approved and authorized, and the Remaining Investors agreed to, certain amendments to the Series C Preferred Stock subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and the issuance by the Company of the Notes to the Remaining Investors.  Each Note contains a prepayment provision applicable when approval from the Federal Reserve Board is received to allow the Remaining Investors to purchase the shares of Series C Preferred Stock originally subscribed.  See the description above under the caption “Repurchase Agreements and Other Borrowings” and “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2010, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,928,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,928,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	5,920 common shares during 2011,
•	4,766 common shares during 2010 and
•	9,916 common shares during 2009.

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	9,693 common shares during 2011,
•	19,414 common shares during 2010 and
•	19,000 common shares during 2009.

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,304,000 in common stock dividends paid during 2011, $618,000 or 26.8% was reinvested into shares of common stock of the Company through the DRIP. Of the $3,191,000 in preferred stock dividends paid during 2011, $190,000 or 5.9% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2011, 34,405 common shares were issued from common stock dividends and 10,116 common shares were issued from preferred stock dividends
•	During 2010, 33,879 common shares were issued from common stock dividends and 4,615 common shares were issued from preferred stock dividends
•	During 2009, 42,044 common shares were issued from common stock dividends and 2,617 common shares were issued from preferred stock dividends

Stock Incentive Plan. At the Annual Meeting of Stockholders held May 23, 2007, the stockholders approved the First Mid-Illinois Bancshares, Inc. 2007 Stock Incentive Plan (“SI Plan”).  The SI Plan was implemented to succeed the Company’s 1997 Stock Incentive Plan, which had a ten-year term that expired October 21, 2007. The SI Plan is intended to provide a means whereby directors, employees, consultants and advisors of the Company and its subsidiaries may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its subsidiaries, thereby advancing the interests of the Company and its stockholders.  Accordingly, directors and selected employees, consultants and advisors may be provided the opportunity to acquire shares of Common Stock of the Company on the terms and conditions established herein in the SI Plan.

On September 27, 2011, the Board of Directors passed a resolution authorizing and approving the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide methodology for granting Stock Awards and Stock Unit Awards under the SI Plan to select senior executives of the Company or any subsidiary.

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2010, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2011. During the third quarter of 2011, the Company awarded 8,161 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13-“Stock Incentive Plan.”

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $61.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.
•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.
•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.
•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.
•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.
•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.
•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.
•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.
•	On May 26, 209, repurchases of $5 million of additional shares of the Company’s common stock.
•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

During 2011, the Company repurchased 128,073 shares (2.1% of common shares) at a total price of $2,385,000. During 2010, the Company repurchased 136,380 shares (2.3% of common shares) at a total price of $2,499,000.  As of December 31, 2011, approximately $3.5 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2011, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies.

A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2011 follows:

			Tier One
	Total	Tier One	Leverage Ratio
	Capital Ratio	Capital Ratio	(Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	14.48%	13.37%	8.99%
First Mid-Illinois Bank & Trust, N.A.	12.83%	11.71%	7.85%

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
Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company. Availability of the funds is subject to the First Mid Bank’s meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total assets. As of December 31, 2011, First Mid Bank met these regulatory requirements.

•
In addition, the Company has a revolving credit agreement in the amount of $20 million with The Northern Trust Company. The Company had an outstanding balance of $0 with $20 million in available funds as of December 31, 2011. This loan was renewed on April 22, 2011 for a one year term. The revolving credit agreement has a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2011 and 2010.

•
First Mid Bank can also borrow from the FHLB as a source of liquidity. Availability of the funds is subject to the pledging of collateral to the FHLB. Collateral that can be pledged includes 1-4 family residential real estate loans and securities. At December 31, 2011, the excess collateral at the FHLB could support approximately $75.8 million of additional advances.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided sufficient collateral is pledged.

Management monitors its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;
•	deposit activities, including seasonal demand of private and public funds;
•	investing activities, including prepayments of mortgage-backed securities and call assumptions on U.S. Treasuries and agencies; and
•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2010 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$234,755	$171,266	$39,905	$23,256	$328
Debt	28,870	8,250	-	-	20,620
Other borrowings	150,246	150,246	-	-	-
Operating leases	4,730	889	1,926	892	1,023
Supplemental retirement liability	918	50	200	200	468
	$419,519	$330,701	$42,031	$24,348	$22,439

For the year ended December 31, 2011, net cash of $19.0 million and $14.1 million was provided from operating activities and financing activities, respectively and $191.5 million was used in investing activities. In total, cash and cash equivalents decreased by $158.4 million since year-end 2010. Generally, during 2011, the decrease in cash balances was due to cash received related to the acquisition of the Branches being invested in loans and investment securities.

For the year ended December 31, 2010, net cash of $7.5 million, $100.5 million and $33.0 million was provided from operating activities, investing activities and financing activities, respectively. In total, cash and cash equivalents increased by $141 million since year-end 2009. Generally, during 2010, the increase in cash balances was due to cash received related to the acquisition of the Branches.

For the years ended December 31, 2011 and 2010, the Company also had issued $10 million of floating rate trust preferred securities through each of Trust I and Trust II.  See Note 9 – “Borrowings” for a more detailed description.

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

Adoption of New Accounting Guidance

Accounting Standards Update (“ASU”) No. 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for reporting periods ending on or after September 30, 2011.  The adoption of ASU No. 2011-02 guidance did not result in any additional loans being classified as TDRs and had no material impact on the Company’s financial statements.

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

ASU No. 2011-05 – Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of changes in stockholders’ equity and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will not have a material impact on the Company’s financial statements.

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

Based on the financial analysis performed as of December 31, 2011, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
	Net Interest	Net Interest	Return On
December 31, 2011	Income	Income	Average Equity
Prime rate is 3.25%	$(000)	(%)	2011=8.52%
Prime rate increase of:
200 basis points to 5.25%	$1,165	3.8%	.79%
100 basis points to 4.25%	1,736	5.7%	1.17%
Prime rate decrease of:
200 basis points to 2.25%	1,056	3.4%	.72%
100 basis points to 1.25%	564	1.8%	.39%

The following table shows the same analysis performed as of December 31, 2010:

	Increase (Decrease) In
	Net Interest	Net Interest		Return On
December 31, 2010	Income	Income		Average Equity
Prime rate is 3.25%	$(000)	(%)		2010=7.92%
Prime rate increase of:
200 basis points to 5.25%	$(591)	(1.9	) %	(.42)%
100 basis points to 4.25%	(316)	(1.0	) %	(.23)%
Prime rate decrease of:
200 basis points to 2.25%	(1,607)	(5.2)%		(1.16)%
100 basis points to 1.25%	(553)	(1.8)%		(.40)%

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

Interest rate sensitivity analysis is also used to measure the Company’s interest risk by computing estimated changes in the Economic Value of Equity (“EVE”) of First Mid Bank under various interest rate shocks.  EVE is determined by calculating the net present value of each asset and liability category by rate shock.  The net differential between assets and liabilities is the EVE.  EVE is an expression of the long-term interest rate risk in the balance sheet as a whole.

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2011 and 2010 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

			Change in
	Changes In		Economic Value of Equity
	Interest Rates		Amount of	Percent
	(basis points)		Change ($000)	of Change
December 31, 2011	+200	bp	$9,354	4.5%
	+100	bp	9,297	4.4%
	-200	bp	(43,161)	(20.6)%
	-100	bp	(23,606)	(11.3)%

December 31, 2010	+200	bp	$11,901	5.4%
	+100	bp	6,902	3.1%
	-200	bp	(41,202)	(18.7)%
	-100	bp	(17,266)	(7.8)%

As indicated above, at December 31, 2011, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase, and in the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2011, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2011, First Mid Bank slightly exceeded policy guidelines for a decrease in interest rates. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2011 and 2010
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks
Non-interest bearing	$43,356	$21,008
Interest bearing	8,749	130,485
Federal funds sold	20,997	80,000
Cash and cash equivalents	73,102	231,493
Certificates of deposit investments	13,231	10,000
Investment securities:
Available-for-sale, at fair value	478,916	342,816
Held-to-maturity, at amortized cost (estimated fair value of
$51 and $53 at December 31, 2011 and 2010, respectively)	51	50
Loans held for sale	1,046	114
Loans	859,028	804,467
Less allowance for loan losses	(11,120)	(10,393)
Net loans	847,908	794,074
Interest receivable	7,052	6,390
Other real estate owned	4,606	6,127
Premises and equipment, net	30,717	28,544
Goodwill, net	25,753	25,753
Intangible assets, net	3,934	5,068
Other assets	14,640	17,816
Total assets	$1,500,956	$1,468,245
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing deposits	$198,962	$183,932
Interest bearing deposits	971,772	1,028,778
Total deposits	1,170,734	1,212,710
Securities sold under agreements to repurchase	132,380	94,057
Interest payable	510	701
FHLB borrowings	19,750	22,750
Other borrowings	8,250	-
Junior subordinated debentures	20,620	20,620
Other liabilities	7,745	5,142
Total liabilities	1,359,989	1,355,980
Stockholders’ Equity
Preferred stock, no par value, authorized 1,000,000 shares;
issued 8,777 shares in 2011 and 4,927 shares in 2010	43,785	24,635
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,553,094 shares in 2011 and 7,477,132 shares in 2010	30,212	29,909
Additional paid-in capital	29,368	28,223
Retained earnings	71,739	66,356
Deferred compensation	2,904	2,929
Accumulated other comprehensive income (loss)	3,148	(2,066)
Less treasury stock at cost, 1,546,529 shares in 2011 and 1,418,456 shares in 2010	(40,189)	(37,721)
Total stockholders’ equity	140,967	112,265
Total liabilities and stockholders’ equity	$1,500,956	$1,468,245

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)	2011	2010	2009
Interest income:
Interest and fees on loans	$45,399	$41,803	$42,146
Interest on investment securities:
Taxable	9,819	8,329	8,073
Exempt from federal income tax	1,194	370	963
Interest on certificates of deposit investments	78	110	55
Interest on federal funds sold	69	85	66
Interest on deposits with other financial institutions	213	186	106
Total interest income	56,772	50,883	51,409
Interest expense:
Interest on deposits	6,725	8,471	12,970
Interest on securities sold under agreements to repurchase	172	133	129
Interest on FHLB advances	765	1,090	1,612
Interest on other borrowings	72	9	22
Interest on subordinated debt	770	1,053	1,104
Total interest expense	8,504	10,756	15,837
Net interest income	48,268	40,127	35,572
Provision for loan losses	3,101	3,737	3,594
Net interest income after provision for loan losses	45,167	36,390	31,978
Other income:
Trust revenues	3,030	2,601	2,229
Brokerage commissions	650	536	424
Insurance commissions	1,786	1,779	1,912
Service charges	4,817	4,662	4,952
Securities gains, net	486	543	637
Total other-than-temporary impairment losses on securities	(886)	(2,829)	(2,465)
Portion of loss recognized in other comprehensive loss (before taxes)	-	1,411	653
Other-than-temporary impairment losses recognized in earnings	(886)	(1,418)	(1,812)
Gain on sale of merchant banking portfolio	-	-	1,000
Mortgage banking revenue, net	788	776	664
ATM / debit card income	3,483	2,869	2,333
Other income	1,633	1,472	1,116
Total other income	15,787	13,820	13,455
Other expense:
Salaries and employee benefits	22,247	18,649	16,830
Net occupancy and equipment expense	7,960	5,851	4,989
Net other real estate owned expense	1,471	1,076	470
FDIC insurance expense	1,167	1,508	1,943
Amortization of other intangible assets	1,134	814	730
Stationery and supplies	581	610	563
Legal and professional	2,070	2,361	2,021
Marketing and promotion	1,050	940	963
Other expense	5,373	5,118	4,703
Total other expense	43,053	36,927	33,212
Income before income taxes	17,901	13,283	12,221
Income taxes	6,529	4,522	4,007
Net income	$11,372	$8,761	$8,214
Dividends on preferred shares	3,576	2,240	1,821
Net income available to common stockholders	$7,796	$6,521	$6,393
Per common share data:
Basic earnings per share	$1.29	$1.07	$1.04
Diluted earnings per share	1.29	1.07	1.04
Cash dividends per share	.40	.38	.38
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2011, 2010 and 2009						Accumulated
(In thousands, except share and per share data)			Additional			Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2008	$ -	$ 29,017	$25,289	$58,059	$2,787	$(416)	$(31,958)	$82,778
Comprehensive income:
Net income	-	-	-	8,214	-	-	-	8,214
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	880	-	880
Total Comprehensive Income								9,094
Dividends on preferred stock ($370 per share)	-	-	-	(1,821)	-	-	-	(1,821)
Dividends on common stock ($.38 per share)	-	-	-	(2,308)	-	-	-	(2,308)
Issuance of 4,927 shares of preferred stock	24,635	-	-	-	-	-	-	24,635
Issuance of 44,661 common shares pursuant to the Dividend Reinvestment Plan	-	179	674	-	-	-	-	853
Issuance of 9,916 common shares pursuant to the Deferred Compensation Plan	-	40	136	-	-	-	-	176
Issuance of 19,000 common shares pursuant to the First Retirement & Savings Plan	-	75	255	-	-	-	-	330
Purchase of 160,803 treasury shares	-	-	-	-	-	-	(3,122)	(3,122)
Deferred compensation	-	-	-	-	107	-	(107)	-
Tax benefit related to deferred compensation distributions	-	-	67	-	-	-	-	67
Issuance of 37,266 common shares pursuant to the exercise of stock options	-	149	239	-	-	-	-	388
Tax benefit related to exercise of incentive stock options	-	-	19	-	-	-	-	19
Tax benefit related to exercise of non-qualified stock options	-	-	79	-	-	-	-	79
Vested stock options compensation expense	-	-	53	-	-	-	-	53
December 31, 2009	$ 24,635	$ 29,460	$26,811	$62,144	$2,894	$464	$(35,187)	$111,221
Comprehensive income:
Net income	-	-	-	8,761	-	-	-	8,761
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	(2,530)	-	(2,530)
Total Comprehensive Income								6,231
Dividends on preferred stock ($455 per share)	-	-	-	(2,240)	-	-	-	(2,240)
Dividends on common stock ($.38 per share)	-	-	-	(2,309)	-	-	-	(2,309)
Issuance of 38,494 common shares pursuant to the Dividend Reinvestment Plan	-	154	526	-	-	-	-	680
Issuance of 4,766 common shares pursuant to the Deferred Compensation Plan	-	19	63	-	-	-	-	82
Issuance of 19,414 common shares pursuant to the First Retirement & Savings Plan	-	78	264	-	-	-	-	342
Purchase of 136,380 treasury shares	-	-	-	-	-	-	(2,499)	(2,499)
Deferred compensation	-	-	-	-	35	-	(35)	-
Tax benefit related to deferred compensation distributions	-	-	33	-	-	-	-	33
Issuance of 49,500 common shares pursuant to the exercise of stock options	-	198	349	-	-	-	-	547
Tax benefit related to exercise of incentive stock options	-	-	80	-	-	-	-	80
Tax benefit related to exercise of non-qualified stock options	-	-	45	-	-	-	-	45
Vested stock options compensation expense	-	-	52	-	-	-	-	52
December 31, 2010	$ 24,635	$ 29,909	$28,223	$66,356	$2,929	$(2,066)	$(37,721)	$112,265

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2011, 2010 and 2009						Accumulated
(In thousands, except share and per share data)			Additional			Other
	Preferred	Common	Paid-In-	Retained	Deferred	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total
December 31, 2010	$ 24,635	$ 29,909	$28,223	$66,356	$2,929	$(2,066)	$(37,721)	$112,265
Comprehensive income:
Net income	-	-	-	11,372	-	-	-	11,372
Net unrealized change in available-for-sale investment securities	-	-	-	-	-	5,214	-	5,214
Total Comprehensive Income								16,586
Dividends on preferred stock ($407 per share)	-	-	-	(3,576)	-	-	-	(3,576)
Dividends on common stock ($.40 per share)	-	-	-	(2,413)	-	-	-	(2,413)
Issuance of 3,850 shares of preferred stock	19,150	-	-	-	-	-	-	19,150
Issuance of 44,521 common shares pursuant to the Dividend Reinvestment Plan	-	178	629	-	-	-	-	807
Issuance of 5,920 common shares pursuant to the Deferred Compensation Plan	-	23	85	-	-	-	-	108
Issuance of 9,693 common shares pursuant to the First Retirement & Savings Plan	-	39	138	-	-	-	-	177
Issuance of 4,436 restricted common shares pursuant to the 2007 Stock Incentive Plan	-	18	65	-	-	-	-	83
Purchase of 128,073 treasury shares	-	-	-	-	-	-	(2,385)	(2,385)
Deferred compensation	-	-	-	-	(25)	-	(83)	(108)
Tax benefit related to deferred compensation distributions	-	-	19	-	-	-	-	193
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	-	-	70	-	-	-	-	70
Issuance of 11,392 common shares pursuant to the exercise of stock options	-	45	76	-	-	-	-	121
Tax benefit related to exercise of incentive stock options	-	-	11	-	-	-	-	11
Vested stock options compensation expense	-	-	52	-	-	-	-	52
December 31, 2011	$ 43,785	$ 30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$11,372	$8,761	$8,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,101	3,737	3,594
Depreciation, amortization and accretion, net	5,398	3,938	3,070
Compensation expense for vested stock options	52	52	53
Compensation expense for restricted stock and restricted stock units	92	-	-
Gain on investment securities, net	(486)	(543)	(637)
Other-than-temporary impairment losses on securities recognized in earnings	886	1,418	1,812
(Gain) loss on sales of other real property owned, net	853	(12)	353
Loss on write down of fixed assets	2	4	80
Gain on sale of merchant banking portfolio	-	-	(1,000)
Gain on sales of loans held for sale, net	(782)	(813)	(727)
Deferred income taxes	(670)	(435)	(1,515)
(Increase) decrease in accrued interest receivable	(662)	968	290
Decrease in accrued interest payable	(191)	(386)	(755)
Origination of loans held for sale	(61,375)	(63,924)	(62,904)
Proceeds from sales of loans held for sale	61,225	64,772	64,019
Increase in other assets	(1,900)	(5,955)	(7,145)
Increase (decrease) in other liabilities	2,061	(4,074)	1,522
Net cash provided by operating activities	18,976	7,508	8,324
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	10,000	10,605	1,992
Purchase of certificates of deposits investments	(13,231)	(11,261)	(11,336)
Proceeds from sales of securities available-for-sale	18,891	10,936	38,275
Proceeds from maturities of securities available-for-sale	184,564	107,525	63,321
Proceeds from maturities of securities held-to-maturity	-	995	140
Purchases of securities available-for-sale	(333,222)	(229,482)	(171,440)
Net (increase) decrease in loans	(56,935)	26,445	39,081
Purchases of premises and equipment	(4,625)	(1,935)	(1,954)
Proceeds from sales of other real property owned	3,110	6,634	1,987
Cash received related to acquisition, net of cash and cash equivalents acquired	-	180,074	-
Net cash provided by (used in) investing activities	(191,448)	100,536	(39,934)
Cash flows from financing activities:
Net increase (decrease) in deposits	(41,976)	34,745	34,056
Increase (decrease) in repurchase agreements	38,323	13,671	(322)
Repayment of long-term FHLB advances	(3,000)	(10,000)	(5,000)
Proceeds from short-term debt	8,250	-	-
Proceeds from long-term debt	-	4,000	-
Repayment of long-term debt	-	(4,000)	(13,000)
Proceeds from issuance of common stock	406	971	894
Proceeds from issuance of preferred stock	19,150	-	24,635
Purchase of treasury stock	(2,385)	(2,499)	(3,122)
Dividends paid on preferred stock	(2,990)	(2,136)	(1,242)
Dividends paid on common stock	(1,697)	(1,714)	(1,521)
Net cash provided by financing activities	14,081	33,038	35,378
Increase (decrease) in cash and cash equivalents	(158,391)	141,082	3,768
Cash and cash equivalents at beginning of year	231,493	90,411	86,643
Cash and cash equivalents at end of year	$73,102	$231,493	$90,411

	2011	2010	2009
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$8,695	$10,916	$16,592
Income taxes	5,470	6,848	4,596
Supplemental disclosure of noncash investing and financing activities:
Loans transferred to real estate owned	$2,622	$9,897	$2,847
Dividends reinvested in common shares	807	680	853
Net tax benefit related to option and deferred compensation plans	31	158	165
See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(Table dollar amounts in thousands, except share data)

Note 1 – Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the 2011 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  Following is a description of the more significant of these policies.

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

At December 31, 2011, the Company held $321.9 million in commercial real estate loans and $23.1 million in construction and land development loans. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed. Also, at December 31, 2011, the Company held $63.2 million in agricultural production loans and $72.6 million in agricultural real estate loans.

In addition, the Company had $46.8 million of loans in the hospitality (motels and hotels) industry. Due to national, state and local economic conditions, values for commercial real estate and, specifically hotel properties, have declined and the market for these properties is depressed.  The performance of these loans is also dependent on borrower specific issues as well as the general level of business and personal travel within the region. The Company also had $82.6 million of loans to lessors of non-residential buildings and $44.0 million of loans to lessors of residential buildings and dwellings. Due to national, state and local economic conditions, values for commercial real estate have declined and the market for these properties is also depressed.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 11 – “Disclosures of Fair Values of Financial Instruments.”

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

The Company’s policy is to discontinue the accrual of interest income on any loan that becomes ninety days past due as to principal or interest or earlier when, in the opinion of management there is reasonable doubt as to the timely collection of principal or interest. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collectability of interest or principal.

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

At December 31, 2011, the Company owned approximately $3.7 million of Federal Home Loan Bank of Chicago (“FHLB”) stock included in other assets as of December 31, 2011 and 2010. During the third quarter of 2007, the FHLB received a Cease and Desist Order from its regulator, the Federal Housing Finance Board. The FHLB will continue to provide liquidity and funding through advances; however, the order prohibited capital stock repurchases until a time to be determined by the Federal Housing Finance Board and requires Federal Housing Finance Board approval for dividends. On July 24, 2008, the Federal Housing Finance Board amended the order to allow the FHLB to repurchase or redeem any capital stock issued to support new advances after the repayment of those new advances if certain conditions are met.  The amended order, however, provides that the Director of the Office of Supervision of the Federal Housing Finance Board may direct the FHLB to halt the repurchase of redemption of capital stock if, in his sole discretion, the continuation of such transactions would be inconsistent with maintaining the capital adequacy of the FHLB and its safe and sound operations. With regard to dividends, the FHLB continues to assess its dividend capacity each quarter and make appropriate request for approval. There were no dividends paid by the FHLB during 2010 or 2009; however in 2011 the FHLB began paying dividends at an annualized rate of 10 basis points per share. The Company evaluated its cost investment in FHLB stock and deemed it was ultimately recoverable.

Subsequently the FHLB announced it would repurchase approximately $500 million in excess capital stock held by its members during the first quarter of 2012. On February 15, 2012, the Company redeemed approximately 51.5% or $537,000 of its excess capital stock.  The FHLB plans to offer additional stock repurchase opportunities in subsequent quarters, subject to meeting its financial targets.

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

At December 31, 2011, the Company managed or administered 1,407 accounts with assets totaling approximately $546,658,000. At December 31, 2010, the Company managed or administered 1,131 accounts with assets totaling approximately $507,530,000.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2011 was $16.18.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011, March 2, 2011 and May 13, 2011.  The new conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.71.  If additional Series C Preferred Stock is sold following an Investor’s receipt of applicable bank regulatory approval, subsequent adjustments will be made to the conversion price of the Series B Preferred Stock

Series C Convertible Preferred Stock.  On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three Investors subsequently completed the required bank regulatory process and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. On May 13, 2011, four additional Investors received the required bank regulatory approval and an additional $5,490,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. The balance of the Series C Preferred Stock will be issued to the remaining Investors upon the completion of the bank regulatory process, to which the issuance of the Series C Preferred Stock is subject, applicable to their purchases.  These remaining Investors have not yet been issued their shares of Series C Preferred Stock because of unanticipated delays in applying for and obtaining the approval of the Federal Reserve Board.  These Investors are (a) individuals who are members of the Lumpkin family, including Benjamin I. Lumpkin, a director of the Company, and (b) entities controlled by, and trusts created for the benefit of, individuals who are members of the Lumpkin family (collectively, the "Remaining Investors"). The Company has previously accepted from the Remaining Investors subscriptions for $8,250,000 of the Series C Preferred Stock pursuant to their respective subscription agreements.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at December 31, 2011 was $11.24 and the NASDAQ Bank Index value at December 31, 2011 was 1,617.83.

Pursuant to the terms of the Series C Preferred Stock, the Series C Preferred Stock is both redeemable and mandatorily convertible at the Company's discretion into common stock of the Company, subject to certain conditions being met, no earlier than 60 months following the date on which a majority of the Series C Preferred Stock has been issued. The date on which a majority of the Series C Preferred Stock became issued was May 13, 2011 (the "Majority Issuance Date"). As a result of the Remaining Investors not being issued their subscribed for shares of Series C Preferred Stock by the Majority Issuance Date, it is possible that, if certain conditions are met, the Company could redeem or mandatorily convert the Series C Preferred Stock into common stock of the Company prior to the Remaining Investors holding their subscribed shares of Series C Preferred Stock for 60 months, thus resulting in the Remaining Investors receiving less than 60 months of 8% dividends on the Series C Preferred Stock subscribed for.

In November 2011, the disinterested members of the Board of Directors of the Company approved and authorized, and the Remaining Investors agreed to, certain amendments to the Series C Preferred Stock subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and the issuance by the Company of short-term unsecured promissory notes, which are dated November 21, 2011, to the Remaining Investors. The promissory notes (the “Notes”) collectively have an aggregate principal amount of $8,250,000 and each have an 8% annual interest rate. Each Note also contains a prepayment provision applicable when approval from the Federal Reserve Board is received to allow the Remaining Investors to purchase the shares of Series C Preferred Stock originally subscribed. Additionally, if the Company experiences an Event of Default as defined in the Note, such as becoming insolvent or generally failing to pay its debts as they become due, then a Remaining Investor may, at his, her or its option, declare the entire unpaid amount of the Note immediately due and payable, without presentment, demand, portents or notice of any kind, and the Remaining Investor shall be entitled to recover from the Company all costs and expenses, including reasonable attorneys' fees and disbursements and court costs, incurred in enforcing the Remaining Investor's rights under the Note.

Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out method.

Stock Incentive Awards

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Accounting for Stock-Based Compensation,” which was codified into ASC 718, using the modified prospective application method. Accordingly, after January 1, 2006, the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.  Additionally, compensation cost for a portion of the awards for which requisite services had not yet been rendered that were outstanding as of January 1, 2006 are being recognized as the requisite service is rendered.  As a result of this adoption, the Company’s income before income taxes and net income for the year ended December 31, 2011 includes stock option compensation cost of $52,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2010 includes stock option compensation cost of $52,000 and $51,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year. The Company’s income before income taxes and net income for the year ended December 31, 2009 includes stock option compensation cost of $53,000 and $52,000, respectively, which represents $.01 impact on basic and diluted earnings per share for the year.

On September 27, 2011, the Board of Directors passed a resolution authorizing and approving the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide methodology for granting Stock Awards and Stock Unit Awards under the Stock Incentive Plan (“SI Plan”) to select senior executives of the Company or any subsidiary. The Company’s income before income taxes and net income for the year ended December 31, 2011 includes compensation cost for Stock Awards and Stock Unit Awards of $92,000 and $60,000, respectively, which represents $.015 impact on basic and diluted earnings per share for the year.

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2011, the Company had awarded 59,500 shares as stock options under the SI Plan. During 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. There were no shares awarded as stock options during 2011.

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

The Company’s comprehensive income for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Net income	$11,372	$8,761	$8,214
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale	8,226	(2,193)	2,732
Non-credit component of unrealized losses on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(81)	(2,829)	(2,465)
Other-than-temporary impairment losses recognized in earnings	886	1,418	1,812
Reclassification adjustment for realized gains included in income	(486)	(543)	(637)
Other comprehensive income (loss) before taxes	8,545	(4,147)	1,442
Tax benefit (expense)	(3,331)	1,617	(562)
Total other comprehensive income (loss)	5,214	(2,530)	880
Comprehensive income	$16,586	$6,231	$9,094

The components of accumulated other comprehensive income (loss) included in stockholders’ equity are as follows:

	Unrealized	Other-Than-
	Gain (Loss) on	Temporary
	Available for Sale	Impairment
December 31, 2011	Securities	Losses	Total
Net unrealized gains on securities available-for-sale	$10,066	$-	$10,066
Other-than-temporary impairment losses on securities	-	(4,906)	(4,906)
Tax benefit (expense)	(3,924)	1,912	(2,012)
Balance at December 31, 2011	$6,142	$(2,994)	$3,148
December 31, 2010
Net unrealized gains on securities available-for-sale	$2,629	$-	$2,629
Other-than-temporary impairment losses on securities	-	(6,014)	(6,014)
Tax benefit (expense)	(1,025)	2,344	1,319
Balance at December 31, 2010	$1,604	$(3,670)	$(2,066)

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

The components of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Basic Earnings per Common Share:
Net income	$11,372,000	$8,761,000	$8,214,000
Preferred stock dividends	(3,576,000)	(2,240,000)	(1,821,000)
Net income available to common stockholders	$7,796,000	$6,521,000	$6,393,000
Weighted average common shares outstanding	6,042,015	6,092,670	6,131,314
Basic earnings per common share	$1.29	$1.07	$1.04

Diluted Earnings per Common Share:
Net income available to common stockholders	$7,796,000	$6,521,000	$6,393,000
Effect of assumed preferred stock conversion	-	-	-
Net income applicable to diluted earnings per share	$7,796,000	$6,521,000	$6,393,000
Weighted average common shares outstanding	6,042,015	6,092,670	6,131,314
Dilutive potential common shares:
Assumed conversion of stock options	10,515	24,057	35,879
Adjustment for fair value for stock awards	1,741	-	-
Assumed conversion of preferred stock	-	-	-
Diluted weighted average common shares outstanding	6,054,271	6,116,727	6,167,193
Diluted earnings per common share	$1.29	$1.07	$1.04

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 because they were anti-dilutive:

	2011	2010	2009
Stock options to purchase shares of common stock	202,970	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	1,998,652	1,122,833	1,036,046

Note 3 – Cash and Due from Banks

Aggregate cash and due from bank balances of $873,000, $318,000 and $686,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2011, 2010 and 2009, respectively. Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2011, the Company’s cash accounts did not exceed the federally insured limits.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Note 4 – Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values of available-for-sale and held-to-maturity securities by major security type at December 31, 2011 and 2010 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2011
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$164,812	$1,294	$(40)	$166,066
Obligations of states and political subdivisions	38,828	2,374	-	41,202
Mortgage-backed securities: Government Sponsored
Enterprise (GSE)-Residential	254,930	6,940	(37)	261,833
Trust preferred securities	5,625	-	(4,906)	719
Other securities	9,561	-	(465)	9,096
Total available-for-sale	$473,756	$10,608	$(5,448)	$478,916
Held-to-maturity:
Obligations of states and political subdivisions	$51	$-	$-	$51

2010
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and Agencies	$152,086	$1,319	$(1,024)	$152,381
Obligations of states and political subdivisions	26,549	591	(226)	26,914
Mortgage-backed securities: GSE-Residential	158,936	3,477	(1,482)	160,931
Trust preferred securities	6,595	-	(6,014)	581
Other securities	2,035	-	(26)	2,009
Total available-for-sale	$346,201	$5,387	$(8,772)	$342,816
Held-to-maturity:
Obligations of states and political subdivisions	$50	$3	$-	$53

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

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Proceeds from sales	$18,891	$10,936	$38,275
Gross gains	486	543	637
Gross losses	-	-	-
Income tax expense	170	190	223

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at amortized cost, at December 31, 2011 (dollars in thousands) and the weighted average yield for each range of maturities.  Mortgage-backed securities are aged according to their weighted average life.  All other securities are shown at their contractual maturity.

	One	After 1	After 5	After
	year	through	through	10
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$118,988	$45,824	$-	$-	$164,812
Obligations of state and political subdivisions	463	16,371	20,968	1,026	38,828
Mortgage-backed securities: GSE residential	19,135	202,110	33,685	-	254,930
Trust preferred securities	-	-	-	5,625	5,625
Other securities	-	7,660	1,866	35	9,561
Total investments	$138,586	$271,965	$56,519	$6,686	$473,756
Weighted average yield	2.34%	2.98%	3.03%	3.77%	2.94%
Full tax-equivalent yield	2.35%	3.10%	3.72%	3.88%	3.09%

Held-to-maturity:
Obligations of state and political subdivisions	$-	$51	$-	$-	$51
Weighted average yield		4.75%			4.75%
Full tax-equivalent yield		6.58%			6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Full tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer the book value of which exceeded 10% of stockholders’ equity at December 31, 2011.

Investment securities carried at approximately $286,568,000 and $240,838,000 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2011 and 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,960	$(40)	$-	$-	$19,960	$(40)
Obligations of states and political subdivisions	690	-	-	-	690	-
Mortgage-backed securities: GSE residential	15,231	(37)	-	-	15,231	(37)
Trust preferred securities	-	-	719	(4,906)	719	(4,906)
Corporate bonds	7,190	(372)	1,907	(93)	9,096	(465)
Total	$43,071	$(449)	$2,625	$(4,999)	$45,696	$(5,448)

December 31, 2010:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,782	$(1,024)	$-	$-	$58,782	$(1,024)
Obligations of states and political subdivisions	7,263	(216)	252	(10)	7,515	(226)
Mortgage-backed securities: GSE residential	62,171	(1,482)	-	-	62,171	(1,482)
Trust preferred securities	-	-	581	(6,014)	581	(6,014)
Corporate bonds	2,009	(26)	-	-	2,009	(26)
Total	$130,225	$(2,748)	$833	$(6,024)	$131,058	$(8,772)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2011 and 2010, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2010, there were one obligation of states and political subdivisions with a fair value of $252,000 and unrealized losses of $10,000 in a continuous unrealized loss position for twelve months or more. This position was due to municipal rates increasing since the purchase of the securities resulting in the market value being lower than book value. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell these securities and it is not more-likely-than-not the Company will be required to sell these securities, before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other than temporarily impaired at December 31, 2011.

Mortgage-backed Securities: GSE Residential. At December 31, 2011 and 2010, there were no mortgage-backed securities issued by Federal Home Loan Mortgage Corporation in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2011, there were four trust preferred securities with a fair value of $719,000 and unrealized losses of $4,906,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2010, these trust preferred securities had a fair value of $581,000 and unrealized losses of $6,014,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded a total of $886,000 and $1,418,000 of OTTI for these securities during 2011 and 2010, respectively.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2011 and 2010. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at December 31, 2011. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value (Amortized Cost) at December 31, 2011	Market Value	Unrealized Loss	Other-than-temporary Impairment Recorded prior to December 31, 2011
PreTSL I	$746	$314	$(432)	$691
PreTSL II	1,027	185	(842)	2,187
PreTSL VI	200	92	(108)	127
PreTSL XXVIII	3,652	128	(3,524)	1,111
Total	$5,625	$719	$(4,906)	$4,116

Other securities. At December 31, 2011, there was one corporate bond with a fair value of $1,907,000 and unrealized losses of $93,000 in a continuous unrealized loss position for twelve months or more. The long-term nature of this security has led to increased supply, while demand has decreased, leading to devaluation of the security. Management has evaluated this security and believes the decline in market value is liquidity, and not credit, related. At December 31, 2010, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2011 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

To determine if the unrealized losses for pooled trust preferred securities is other-than-temporary, the Company considers the impact of each of these inputs. The Company considers the likelihood that issuers will prepay their securities.  During the third quarter of 2010, the Dodd-Frank Act eliminated Tier 1 capital treatment for trust preferred securities issued by holding companies with consolidated assets greater than $15 billon. As a result, issuers may prepay their securities which reduces the amount of expected cash flows. Additionally, the Company projects total estimated defaults of the underlying assets (the financial institutions) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the security to determine the impact on cash flows. If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 (in thousands).

	Accumulated Credit Losses as of:
	December 31, 2011	December 31, 2010	December 31, 2009
Credit losses on trust preferred securities held
Beginning of year	$3,230	$1,812	$-
Additions related to OTTI losses not previously recognized	-	-	1,812
Reductions due to sales	-	-	-
Reductions due to change in intent or likelihood of sale	-	-	-
Additions related to increases in previously recognized OTTI losses	886	1,418	-
End of year	$4,116	$3,230	$1,812

Maturities of investment securities were as follows at December 31, 2011 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale:
Due in one year or less	$119,450	$119,837
Due after one-five years	69,855	71,293
Due after five-ten years	22,835	24,115
Due after ten years	6,686	1,838
	218,826	217,083
Mortgage-backed securities: GSE residential	254,930	261,833
Total available-for-sale	473,756	478,916

Held-to-maturity:
Due in one year or less	-	-
Due after one-five years	51	51
Due after five-ten years	-	-
Due after ten-years	-	-
Total held-to-maturity	51	51
Total investment securities	$473,807	$478,967

Note 5 – Loans and Allowance for Loan Losses

A summary of loans including loans held for sale at December 31, 2011 and 2010 follows (in thousands):

	2011	2010
Construction and land development	$23,136	$20,382
Farm loans	72,586	65,036
1-4 Family residential properties (1)	181,784	179,535
Multifamily residential properties	19,847	22,159
Commercial real estate	321,908	302,220
Loans secured by real estate	619,261	589,332
Agricultural loans	63,182	58,246
Commercial and industrial loans	150,631	126,391
Consumer loans	16,274	19,668
All other loans	11,430	12,464
Gross loans	860,778	806,101
Less:
Net deferred loan fees, premiums and discounts	704	1,520
Allowance for loan losses	11,120	10,393
Net loans	$848,954	$794,188

(1) Includes loans held for sale

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. The 1-4 family residential properties balance in the above table includes loans held for sale of $1,046,000 and $114,000 at December 31, 2011 and 2010, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2011, the Company’s loan portfolio included $135.8 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $120.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $12.5 million from $123.3 million at December 31, 2011 while loans concentrated in other grain farming increased $12.0 million from $108.1 million at December 31, 2010.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $82.6 million of loans to lessors of non-residential buildings and $44.1 million of loans to lessors of residential buildings and dwellings.

The structure of the Company’s loan approval process is based on progressively larger lending authorities granted to individual loan officers, loan committees, and ultimately the Board of Directors.  Outstanding balances to one borrower or affiliated borrowers are limited by federal regulation; however, limits well below the regulatory thresholds are generally observed.  The vast majority of the Company’s loans are to businesses located in the geographic market areas served by the Company’s branch bank system.  Additionally, a significant portion of the collateral securing the loans in the portfolio is located within the Company’s primary geographic footprint.  In general, the Company adheres to loan underwriting standards consistent with industry guidelines for all loan segments.  The Company’s lending can be summarized into the following primary areas:

Commercial Real Estate Loans. Commercial real estate loans are generally comprised of loans to small business entities to purchase or expand structures in which the business operations are housed, loans to owners of real estate who lease space to non-related commercial entities, loans for construction and land development, loans to hotel operators, and loans to owners of multi-family residential structures, such as apartment buildings.  Commercial real estate loans are underwritten based on historical and projected cash flows of the borrower and secondarily on the underlying real estate pledged as collateral on the debt.  For the various types of commercial real estate loans, minimum criteria have been established within the Company’s loan policy regarding debt service coverage while maximum limits on loan-to-value and amortization periods have been defined.  Maximum loan-to-value ratios range from 65% to 80% depending upon the type of real estate collateral, while the desired minimum debt coverage ratio is 1.20x. Amortization periods for commercial real estate loans are generally limited to twenty years. The Company’s commercial real estate portfolio is well below the thresholds that would designate a concentration in commercial real estate lending, as established by the federal banking regulators.

Commercial and Industrial Loans. Commercial and industrial loans are primarily comprised of working capital loans used to purchase inventory and fund accounts receivable that are secured by business assets other than real estate.  These loans are generally written for one year or less. Also, equipment financing is provided to businesses with these loans generally limited to 80% of the value of the collateral and amortization periods limited to seven years. Commercial loans are often accompanied by a personal guaranty of the principal owners of a business.  Like commercial real estate loans, the underlying cash flow of the business is the primary consideration in the underwriting process.  The financial condition of commercial borrowers is monitored at least annually with the type of financial information required determined by the size of the relationship.  Measures employed by the Company for businesses with higher risk profiles include the use of government-assisted lending programs through the Small Business Administration and U.S. Department of Agriculture.

Agricultural and Agricultural Real Estate Loans. Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment.  Agricultural real estate loans are primarily comprised of loans for the purchase of farmland.  Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices.  Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 70% and have amortization periods limited to twenty five years.  Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.
Residential Real Estate Loans. Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of 1-4 units and home equity loans and lines of credit.  The Company sells substantially all of its long-term fixed rate residential real estate loans to secondary market investors.  The Company also releases the servicing of these loans upon sale.  The Company retains all residential real estate loans with balloon payment features.  Balloon periods are limited to five years. Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores.  Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral and have amortization periods of twenty five years or less. The Company does not originate subprime mortgage loans.

Consumer Loans. Consumer loans are primarily comprised of loans to individuals for personal and household purposes such as the purchase of an automobile or other living expenses.  Minimum underwriting criteria have been established that consider credit score, debt-to-income ratio, employment history, and collateral coverage.  Typically, consumer loans are set up on monthly payments with amortization periods based on the type and age of the collateral.

Other Loans. Other loans consist primarily of loans to municipalities to support community projects such as infrastructure improvements or equipment purchases.  Underwriting guidelines for these loans are consistent with those established for commercial loans with the additional repayment source of the taxing authority of the municipality.

Allowance for Loan Losses

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans (including loans held for sale) based on portfolio segment and impairment method as of December 31, 2011, 2010 and 2009 (in thousands):

2011	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	-	(3,760)
Recoveries	1,252	3	13	118	-	1,386
Balance, end of year	$8,791	$546	$636	$378	$769	$11,120

Ending balance:
Individually evaluated for impairment	$575	$-	$-	$-	$-	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074

Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$-	$-	$-	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

2010	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	-	(3,122)
Recoveries	176	3	135	2	-	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393

Ending balance:
Individually evaluated for impairment	$1,086	$-	$-	$-	$-	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581

Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$-	$-	$-	$8,484
Collectively evaluated for impairment	$458,058	$117,821	$183,000	$20,486	$16,732	$796,097
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

2009
Allowance for loan losses:
Balance, beginning of year	$5,345	$223	$510	$436	$1,073	$7,587
Provision charged to expense	3,315	89	202	240	(252)	3,594
Losses charged off	(1,256)	-	(352)	(271)	-	(1,879)
Recoveries	24	3	128	5	-	160
Balance, end of year	$7,428	$315	$488	$410	$821	$9,462

Ending balance:
Individually evaluated for impairment	$563	$-	$-	$-	$-	$563
Collectively evaluated for impairment	$6,865	$315	$488	$410	$821	$8,899
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$376,170	$111,845	$180,404	$21,518	$10,813	$700,750

Ending balance:
Individually evaluated for impairment	$9,509	$1,356	$-	$-	$-	$10,865
Collectively evaluated for impairment	$366,661	$110,489	$180,404	$21,518	$10,813	$689,885
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

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

Credit Quality

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio by loan class based on rating category and payment activity as of December 31, 2011 and 2010 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2011	2010	2011	2010	2011	2010	2011	2010
Pass	$19,708	$15,778	$67,637	$58,751	$180,247	$174,782	$19,638	$10,381
Watch	2,168	2,219	2,496	4,710	497	267	-	6,204
Substandard	1,260	1,494	2,452	1,531	1,105	4,478	208	5,561
Doubtful	-	888	-	-	-	-	-	-
Total	$23,136	$20,379	$72,585	$64,992	$181,849	$179,527	$19,846	$22,146

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2011	2010	2011	2010	2011	2010	201	2010
Pass	$288,539	$276,174	$58,133	$53,293	$147,591	$120,284	$16,271	$19,655
Watch	24,664	14,598	1,840	3,269	280	2,519	-	-
Substandard	7,798	10,053	3,284	1,745	2,845	3,516	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$321,001	$300,825	$63,257	$58,307	$150,716	$126,319	$16,271	$19,655

	All Other Loans		Total Loans
	2011	2010	2011	2010
Pass	$11,413	$12,431	$809,177	$741,529
Watch	-	-	31,945	33,786
Substandard	-	-	18,952	28,378
Doubtful	-	-	-	888
Total	$11,413	$12,431	$860,074	$804,581

The following table presents the Company’s loan portfolio by loan class aging analysis as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$ -	$ -	$ -	$ -	$ 23,136	$ 23,136	$ -
Farm loans	377	111	737	1,225	71,360	72,585	-
1-4 Family residential properties (1)	1,079	200	1,033	2,312	179,537	181,849	-
Multifamily residential properties	-	-	-	-	19,846	19,846	-
Commercial real estate	399	101	228	728	320,273	321,001	-
Loans secured by real estate	1,855	412	1,998	4,265	614,152	618,417	-
Agricultural loans	-	-	673	673	62,584	63,257	-
Commercial and industrial loans	950	73	585	1,608	149,108	150,716	-
Consumer loans	94	36	7	137	16,134	16,271	-
All other loans	-	-	-	-	11,413	11,413	-
Total loans	$2,899	$521	$3,263	$6,683	$853,391	$860,074	$ -
December 31, 2010
Construction and land development	$ 5	$ -	$ 150	$ 155	$ 20,224	$ 20,379	$ -
Farm loans	5	0	761	766	64,226	64,992	-
1-4 Family residential properties (1)	819	201	1,624	2,644	176,883	179,527	-
Multifamily residential properties	-	573	-	573	21,573	22,146	-
Commercial real estate	1,535	1,075	727	3,337	297,488	300,825	-
Loans secured by real estate	2,364	1,849	3,262	7,475	580,394	587,869	-
Agricultural loans	125	-	828	953	57,354	58,307	-
Commercial and industrial loans	473	64	259	796	125,523	126,319	-
Consumer loans	177	32	15	224	19,431	19,655	-
All other loans	-	-	-	-	12,431	12,431	-
Total loans	$3,139	$1,945	$4,364	$9,448	$795,133	$804,581	$ -

(1) includes loans held for sale

Impaired Loans

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

The Company’s policy is to discontinue the accrual of interest income on all loans for which principal or interest is ninety days past due.  The accrual of interest is discontinued earlier when, in the opinion of management, there is reasonable doubt as to the timely collection of interest or principal.  Once interest accruals are discontinued, accrued but uncollected interest is charged against current year income. Subsequent receipts on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Interest on loans determined to be troubled debt restructurings is recognized on an accrual basis in accordance with the restructured terms if the loan is in compliance with the modified terms.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. . The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

The following tables present impaired loans by loan class for the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$833	$1,070	$295	$1,804	$1,804	$478
Farm loans	-	-	-	-	-	-
1-4 Family residential properties	71	71	27	917	917	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	1,414	1,693	183	1,120	1,120	79
Loans secured by real estate	2,318	2,834	505	4,414	4,510	899
Agricultural loans	-	-	-	-	-	-
Commercial and industrial loans	382	382	70	231	231	187
Consumer loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total loans	$2,700	$3,216	$575	$4,645	$4,741	$1,086

Loans without a specific allowance:
Construction and land development	$-	$-	$-	$151	$151	$-
Farm loans	532	532	-	540	540	-
1-4 Family residential properties	1,641	1,818	-	1,648	1,678	-
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	1,226	1,256	-	1,916	3,095	-
Loans secured by real estate	3,399	3,606	-	4,255	5,464	-
Agricultural loans	673	673	-	828	828	-
Commercial and industrial loans	660	1,255	-	692	804	-
Consumer loans	8	20	-	14	14	-
All other loans	-	-	-	0	-	-
Total loans	$4,740	$5,554	$-	$5,789	$7,110	$-

Total loans:
Construction and land development	$833	$1,070	$295	$1,955	$1,955	$478
Farm loans	532	532	-	540	540	-
1-4 Family residential properties	1,712	1,889	27	2,565	2,595	273
Multifamily residential properties	-	-	-	573	669	69
Commercial real estate	2,640	2,949	183	3,036	4,215	79
Loans secured by real estate	5,717	6,440	505	8,669	9,974	899
Agricultural loans	673	673	-	828	828	-
Commercial and industrial loans	1,042	1,637	70	923	1,035	187
Consumer loans	8	20	-	14	14	-
All other loans	-	-	-	-	-	-
Total loans	$7,440	$8,770	$575	$10,434	$11,851	$1,086

The following table presents average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$841	$-	$1,975	$-
Farm loans	532	-	1,317	-
1-4 Family residential properties	1,755	-	2,720	-
Multifamily residential properties	-	-	670	-
Commercial real estate	2,688	22	4,425	56
Loans secured by real estate	5,816	22	11,107	56
Agricultural loans	673	-	993	-
Commercial and industrial loans	1,199	14	1,165	19
Consumer loans	10	-	17	-
All other loans	-		-	-
Total loans	$7,698	$36	$13,282	$75

For the twelve months ended December 31, 2011 and 2010, the amount of interest income recognized by the Company within the period that the loans were impaired was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $395,000 of commercial real estate and $322,000 of commercial and industrial at December 31, 2011 and $887,000 of commercial real estate and $215,000 of commercial and industrial at December 31, 2010. For the twelve months ended December 31, 2011 and 2010, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s nonaccrual loans at December 31, 2011 and 2010 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2011	2010
Construction and land development	$833	$1,955
Farm loans	532	540
1-4 Family residential properties	1,712	2,565
Multifamily residential properties	-	573
Commercial real estate	2,245	2,149
Loans secured by real estate	5,322	7,782
Agricultural loans	673	828
Commercial and industrial loans	720	708
Consumer loans	8	14
All other loans	-	-
Total loans	$6,723	$9,332

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $6,723,000 and $9,332,000 at December 31, 2011 and 2010, respectively. Interest income which would have been recorded under the original terms of such nonaccrual loans totaled $239,000, $428,000 and $672,000 in 2011, 2010 and 2009, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at December 31, 2011 and 2010 was $1,834,000 and $1,102,000, respectively.  Approximately $140,000 and $250,000 in specific reserves have been established with respect to these loans as of December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the terms of two commercial loans and three commercial real estate loans were modified in troubled debt restructurings. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The modification of one commercial real estate loan involved charging down the loan to a level which is expected to be serviced by the on-going operations of the property at a market interest rate and amortization period. The loan was in non-accrual status at the time of the modification and will remain so until sustained performance occurs under the modified terms. Modification of the second commercial real estate loan also involved charging down the loan and the combining of several past due notes which lowered the monthly payment of the notes.

The third modification involved a commercial real estate loan and a commercial loan of a single borrower. These notes were restructured to lower the monthly payments by re-amortizing the debt. The interest rates and maturity dates remained unchanged, however the balloon payments were increased.

The second commercial loan was modified to interest-only payments for a six-month period with the maturity date extended for eighteen months. The interest rate remained unchanged. The loan is 75% guaranteed by the Small Business Administration.

The following table presents the Company’s recorded balance of troubled debt restructurings at of December 31, 2011 (in thousands):

Troubled debt restructurings:	December 31, 2011
Construction and land development	$-
Farm loans	-
1-4 Family residential properties	393
Multifamily residential properties	-
Commercial real estate	557
Loans secured by real estate	951
Agricultural loans	-
Commercial and industrial loans	167
Consumer loans	-
All other loans	-
Total	$1,117

Performing troubled debt restructurings:
Construction and land development	$-
Farm loans	-
1-4 Family residential properties	-
Multifamily residential properties	-
Commercial real estate	395
Loans secured by real estate	395
Agricultural loans	-
Commercial and industrial loans	322
Consumer loans	-
All other loans	-
Total	$717

The troubled debt restructurings described above increased the allowance for loan losses by $140,000 through the allocation of a specific reserve, and resulted in charge offs of $555,219 during the year ended December 31, 2011.

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were two loans totaling $215,000 identified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2011.

Note 6 – Premises and Equipment, Net

Premises and equipment at December 31, 2011 and 2010 consisted of:

	2011	2010
Land	$5,966	$5,533
Buildings and improvements	28,499	26,174
Furniture and equipment	15,407	14,707
Leasehold improvements	3,083	3,005
Construction in progress	584	10
Subtotal	53,539	49,429
Accumulated depreciation and amortization	22,822	20,885
Total	$30,717	$28,544
Depreciation and amortization expense was $2,452,000, $1,829,000 and $1,538,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7 – Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2011 and 2010:

	2011		2010
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	2,965	3,015	2,764
Core deposit intangibles	8,986	5,119	8,986	4,376
Customer list intangibles	1,904	1,887	1,904	1,697
	$43,418	$13,731	$43,418	$12,597

Goodwill of $8.4 million was recorded for the acquisition of ten branches from First Bank, a Missouri state chartered bank, during the third quarter of 2010. All of the goodwill was assigned to the banking segment of the Company. The Company expects this goodwill to be fully deductible for tax purposes.

The following table provides a reconciliation of the purchase price paid for the First Bank branches and the amount of goodwill recorded (in thousands):

Purchase price		$15,610
Less purchase accounting adjustments:
Fair value of loans	$2,102
Fair value of premises and equipment	(7,685)
Fair value of time deposits	1,413
Core deposit intangible	(3,050)
		(7,220)
Resulting goodwill from acquisition		$8,390

Total amortization expense for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Intangibles from branch acquisitions	$201	$201	$201
Core deposit intangibles	743	423	339
Customer list intangibles	190	190	190
	$1,134	$814	$730

Estimated amortization expense for each of the five succeeding years is shown in the table below:

Estimated amortization expense:
For period ended 12/31/12	$773
For period ended 12/31/13	$673
For period ended 12/31/14	$643
For period ended 12/31/15	$616
For period ended 12/31/16	$381

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2011 and 2010, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 – Deposits

As of December 31, 2011 and 2010, deposits consisted of the following:

	2011	2010
Demand deposits:
Non-interest bearing	$198,962	$183,932
Interest-bearing	213,920	209,203
Savings	259,968	215,178
Money market	268,129	287,382
Time deposits	234,755	317,015
Total deposits	$1,170,734	$1,212,710

Total interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Interest-bearing demand	$332	$500	$539
Savings	1,481	1,279	882
Money market	1,993	2,690	2,304
Time deposits	2,919	4,002	9,245
Total	$6,725	$8,471	$12,970

As of December 31, 2011, 2010 and 2009, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2011	2010	2009
Outstanding	$67,854	$88,928	$81,692
Interest expense for the year	1,204	1,719	3,857

The following table shows the amount of maturities for all time deposits as of December 31, 2011:

Less than 1 year	$171,266
1 year to 2 years	27,360
2 years to 3 years	12,545
3 years to 4 years	10,991
4 years to 5 years	12,265
Over 5 years	328
Total	$234,755

In 2011 the Company maintained account relationships with various public entities throughout its market areas. Four public entities had total balances of $28.7 million in various checking accounts and time deposits as of December 31, 2011. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 – Borrowings

As of December 31, 2011 and 2010 borrowings consisted of the following:

	2011	2010
Securities sold under agreements to repurchase	$132,380	$94,057
Federal Home Loan Bank advances:
Fixed-term advances	19,750	22,750
Subordinated debentures	20,620	20,620
Other borrowings:
Due in one year or less	8,250	-
Total	$181,000	$137,427

Aggregate annual maturities of long-term borrowings at December 31, 2011 are:

2012	$14,750
2013	-
2014	-
2015	-
2016	-
Thereafter	25,620
$40,370

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  The fixed term advances totaling $19.75 million are as follows:

•	$5 million advance at 4.82% with a 5-year maturity, due January 19, 2012, two year lockout, callable quarterly
•	$5 million advance at 4.69% with a 5-year maturity, due February 23, 2012, two year lockout, callable quarterly
•	$4.75 million advance at 1.60% with a 5-year maturity, due December 24, 2012
•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .16%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2011) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

	2011	2010	2009
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$132,380	$94,530	$83,826
Average amount outstanding for the year	108,240	76,758	72,589

At December 31, 2011 and 2010, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 22, 2011. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.375% at December 31, 2011) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2011 and 2010.

As described under Note 1 — “Preferred Stock” above, the Remaining Investors have not yet been issued their shares of Series C Preferred Stock because of unanticipated delays in applying for and obtaining the approval of the Federal Reserve Board, which the these investors must secure to be issued their shares of Series C Preferred Stock.  The Company has previously accepted from the Remaining Investors subscriptions for $8,250,000 of the Series C Preferred Stock pursuant to their respective subscription agreements. In November 2011, the disinterested members of the Board of Directors of the Company approved and authorized, and the Remaining Investors agreed to, certain amendments to the Series C Preferred Stock subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and the issuance by the Company of short-term unsecured promissory notes, which are dated November 21, 2011, to the Remaining Investors. The Notes collectively have an aggregate principal amount of $8,250,000 and each have an 8% annual interest rate. The notes have a maturity date of January 20, 2012 and were subsequently renewed on that date for an additional 60 days. Each Note also contains a prepayment provision applicable when approval from the Federal Reserve Board is received to allow the Remaining Investors to purchase the shares of Series C Preferred Stock originally subscribed. Additionally, if the Company experiences an Event of Default as defined in the Note, such as becoming insolvent or generally failing to pay its debts as they become due, then a Remaining Investor may, at his, her or its option, declare the entire unpaid amount of the Note immediately due and payable, without presentment, demand, portents or notice of any kind, and the Remaining Investor shall be entitled to recover from the Company all costs and expenses, including reasonable attorneys' fees and disbursements and court costs, incurred in enforcing the Remaining Investor's rights under the Note.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2011 and 2010 the rate was 3.10% and 3.15%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.95% at December 31, 2011). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until September 30, 2011. The Company does not expect the application of the revised quantitative limits to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Therefore, the existing trust preferred securities issued by Trust I and Trust II will continue to count as Tier I capital. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

Note 10 – Regulatory Capital

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
Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2011 and 2010, that all capital adequacy requirements have been met.

As of December 31, 2011 and 2010, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table.  At December 31, 2011, there are no conditions or events since the most recent notification that management believes have changed this categorization.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to risk-weighted assets)
Company	$145,006	14.48%	$80,093	> 8.00%	N/A	N/A
First Mid Bank	127,386	12.83	79,434	> 8.00	$99,292	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,886	13.37	40,046	> 4.00	N/A	N/A
First Mid Bank	116,266	11.71	39,717	> 4.00	59,575	> 6.00
Tier 1 Capital (to average assets)
Company	133,886	8.99	59,574	> 4.00	N/A	N/A
First Mid Bank	116,266	7.85	59,228	> 4.00	74,035	> 5.00
December 31, 2010
Total Capital (to risk-weighted assets)
Company	$118,622	12.84%	$73,914	> 8.00%	N/A	N/A
First Mid Bank	113,143	12.32	73,491	> 8.00	$91,864	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	108,229	11.71	36,957	> 4.00	N/A	N/A
First Mid Bank	102,748	11.19	36,745	> 4.00	55,118	> 6.00
Tier 1 Capital (to average assets)
Company	108,229	7.42	58,369	> 4.00	N/A	N/A
First Mid Bank	102,748	7.07	58,141	> 4.00	72,676	> 5.00

Note 11 – Disclosure of Fair Values of Financial Instruments

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2011,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2011 and 2010 (in thousands):

		Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,066	$-	$166,066	$-
Obligations of states and political subdivisions	41,202	-	41,202	-
Mortgage-backed securities: GSE residential	261,833	-	261,755	58
Trust preferred securities	719	-	-	719
Other securities	9,096	29	9,067	-
Total available-for-sale securities	$478,916	$29	$478,110	$777

December 31, 2010
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,381	$-	$152,381	$-
Obligations of states and political subdivisions	26,914	-	26,914	-
Mortgage-backed securities: GSE residential	160,931	-	160,863	68
Trust preferred securities	581	-	-	581
Other securities	2,009	31	1,978	-
Total available-for-sale securities	$342,816	$31	$342,136	$649

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 is summarized as follows (in thousands):

	Available-for-Sale Securities
December 31, 2011	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(886)	(886)
Included in other comprehensive income (loss)	-	1,108	1,108
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(10)	(84)	(94)
Ending balance	$58	$719	$777

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(886)	$(886)

	Available-for-Sale Securities
December 31, 2010	Mortgaged-backed Securities	Trust Preferred Securities	Total
Beginning balance	$75	$3,155	$3,230
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(1,418)	(1,418)
Included in other comprehensive income (loss)	1	(1,411)	(1,410)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(8)	255	247
Ending balance	$68	$581	$649

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(1,418)	$(1,418)

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

Management establishes a specific reserve for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific reserve has been established as of December 31, 2011 was $2,562,000 and a fair value of $2,282,000 resulting in specific loss exposures of $280,000. At December 31, 2010, the total carrying amount of loans for which a specific reserve had been established was $4,809,000. These loans had a fair value of $3,854,000 which resulted in specific loss exposures of $955,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2011 was $4,606,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $2,336,000. The total carrying amount of other real estate owned as of December 31, 2010 was $6,127,000. Other real estate owned measured at fair value on a nonrecurring basis during the period amounted to $940,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010 (in thousands):

	Fair Value Measurements Using
December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,282	$-	$-	$2,282
Foreclosed assets held for sale	2,336	-	-	2,336

December 31, 2010
Impaired loans (collateral dependent)	$3,854	$-	$-	$3,854
Foreclosed assets held for sale	940	-	-	940

Other

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Federal Reserve and Federal Home Loan Bank Stock

The carrying amount approximates fair value.

Certificates of Deposit Investments

The fair value of certificates of deposit investments is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

Securities Sold Under Agreements to Repurchase

The fair value of securities sold under agreements to repurchased is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$52,105	$52,105	$151,493	$151.493
Federal funds sold	20,997	20,997	80,000	80,000
Certificates of deposit investments	13,231	13,225	10,000	9,996
Available-for-sale securities	478,916	478,916	342,816	342,816
Held-to-maturity securities	51	51	50	53
Loans held for sale	1,046	1,046	114	114
Loans net of allowance for loan losses	847,908	850,308	794,074	799,039
Interest receivable	7,052	7,052	6,390	6,390
Federal Reserve Bank stock	1,520	1,520	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727	3,727	3,727
Financial Liabilities
Deposits	$1,170,734	$1,172,069	$1,212,710	$1,214,025
Securities sold under agreements to repurchase	132,380	132,383	94,057	94,058
Interest payable	510	510	701	701
Federal Home Loan Bank borrowings	19,750	20,619	22,750	23,953
Other borrowings	8,250	8,250	-	-
Junior subordinated debentures	20,620	11,969	20,620	11,438

Note 12—Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2011, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,904,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,904,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2011 and 2010 the Company issued 5,920 common shares and 4,766 common shares, respectively, pursuant to the DCP.

Note 13 – Stock Incentive Plan

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

On September 27, 2011, the Board of Directors passed a resolution authorizing and approving the Executive Long-Term Incentive Plan (“LTIP”). The LTIP was implemented to provide methodology for granting Stock Awards and Stock Unit Awards under the SI Plan to select senior executives of the Company or any subsidiary.

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

During the third quarter of 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan. There were no shares awarded as stock options during 2011.

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2011, 2010 or 2009.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation:

	For the Years Ended December 31,
	2011	2010	2009
Stock and stock unit awards
Pre-tax compensation expense	$92	$-	$-
Income tax benefit	(32)	-	-
Stock and stock unit awards expense, net of income taxes	$60	$-	$-

Stock options
Pre-tax compensation expense	$52	$52	$53
Income tax benefit	(1)	(1)	(2)
Stock options expense, net of income taxes	$51	$51	$51

Total share-based compensation
Pre-tax compensation expense	$144	$52	$53
Income tax benefit	(33)	(1)	(2)
Total share-based compensation expense, net of income taxes	$111	$51	$52

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2011, 2010 and 2009, and changes during the years then ended is presented below:

	2011
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of year	239,532	$22.50
Granted	-	-
Exercised	(11,392)	10.67
Forfeited or expired	-	-
Outstanding, end of year	228,140	$23.09	3.32	$159,552
Exercisable, end of year	207,265	$22.98	2.99	$159,552

Stock options for 202,970 and 182,095 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2011 because they were anti-dilutive.

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

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $90,000, $365,000, and $308,000, respectively.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2011, 2010 and 2009, and changes during the years then ended, is presented below:

	2011		2010		2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	35,125	$3.29	49,375	$3.34	75,953	$3.90
Granted	-	-	-	-	-	-
Vested	(14,250)	3.47	(14,250)	3.47	(24,453)	5.29
Forfeited	-	-	-	-	(2,125)	3.70
Unvested, end of year	20,875	$3.16	35,125	$3.29	49,375	$3.34

As of December 31, 2011 and 2010, there was $17,000 and $69,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  That cost is expected to be recognized over a period of one year.  The total fair value of shares subject to options that vested during the years ended December 31, 2011, 2010, and 2009, was $49,000, $49,000, and $129,000, respectively.

The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $17.50	25,171	0.96	$12.11	25,170	$12.11
$17.50 to $25.00	91,469	3.41	$21.34	78,220	$21.06
Above $25.00	111,500	3.78	$27.00	103,875	$27.06
	228,140	3.32	$23.09	207,265	$22.98

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  The following table summarizes non-vested stock  and stock unit activity for the year ended December 31, 2011:

	2011
	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	-	$-
Granted	17,409	18.70
Vested	(2,313)	18.70
Forfeited	-	-
Nonvested, end of year	15,096	$18.70
Fair value of shares vested		$42,675

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2011, there was $216,000, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over a period of three years.

Note 14 – Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $930,000, $803,000 and $757,000 in 2011, 2010 and 2009, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $55,000, $60,000 and $90,000 in 2011, 2010 and 2009, respectively. The current liability recorded for these two agreements was $918,000 and $913,000, as of December 31, 2011 and 2010, respectively.

Note 15 – Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Current
Federal	$5,558	$4,167	$4,761
State	1,641	790	761
Total Current	7,199	4,957	5,522
Deferred
Federal	(435)	(286)	(1,201)
State	(235)	(149)	(314)
Total Deferred	(670)	(435)	(1,515)
Total	$6,529	$4,522	$4,007

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2011, 2010 and 2009, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2011	2010	2009
Expected income taxes	$6,265	$4,649	$4,277
Effects of:
Tax-exempt income	(618)	(511)	(483)
Nondeductible interest expense	16	20	31
State taxes, net of federal taxes	914	417	291
Other items	52	47	(9)
Effect of marginal tax rate	(100)	(100)	(100)
Total	$6,529	$4,522	$4,007

In 2011, the State of Illinois increased the corporate income tax rate from 7.3% to 9.5%. Tax expense recorded by the Company during 2011, 2010 and 2009 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2008.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$4,489	$4,059
Available-for-sale investment securities	-	1,319
Deferred compensation	984	951
Supplemental retirement	370	357
Core deposit premium amortization	120	26
Interest on non-accrual loans	155	229
Other-than-temporary impairment on securities	1,662	1,261
Expense from other real estate properties held for sale	492	49
Other	148	211
Total gross deferred tax assets	$8,420	$8,462
Deferred tax liabilities:
Deferred loan costs	$82	$92
Goodwill	2,069	1,620
Prepaid expenses	187	135
FHLB stock dividend	334	322
Depreciation	790	373
Purchase accounting	274	587
Accumulated accretion	59	59
Available-for-sale investment securities	2,012	-
Total gross deferred tax liabilities	$5,807	$3,188
Net deferred tax assets	$2,613	$5,274

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2011 and 2010 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 16 – Dividend Restrictions

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  As of December 31, 2011, approximately $24.3 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Note 17 – Commitments and Contingent Liabilities

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2011 and 2010 are as follows:

	2011	2010
Unused commitments including lines of credit:
Commercial real estate	$33,970	$15,882
Commercial operating	119,102	87,068
Home Equity	24,804	25,421
Other	44,433	34,556
Total	$222,309	$162,927
Standby letters of credit	$6,267	$6,349

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2011 and 2010. The Company’s deferred revenue under standby letters of credit agreements was nominal.

Note 18—Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $20,787,000 and $21,271,000 at December 31, 2011 and 2010, respectively.  Activity during 2011 and 2010 was as follows:

	2011	2010
Beginning balance	$21,271	$23,221
New loans	4,935	4,067
Loan repayments	(4,986)	(6,017)
Ending balance	$21,220	$21,271

Deposits from related parties held by First Mid Bank at December 31, 2011 and 2010 totaled $35,095,000 and $38,569,000, respectively.

See Note 1-“Preferred Stock” regarding the Series C Preferred Stock, the Remaining Investors and the Notes.

Note 19 – Business Combination

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

The Company recognized $1,154,000 of costs related to completion of the acquisition during 2010. These acquisition costs were included in other expense. The difference between the fair value and acquired value of the purchased loans of $2,102,000 is being accreted to interest income over the remaining term of the loans. The difference between the fair value and acquired value of the assumed time deposits of $1,413,000 is being amortized to interest expense over the remaining term of the time deposits. The core deposit intangible asset, with a fair value of $3,050,000, is being amortized on an accelerated basis over its estimated life of ten years.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the acquisition taken place at the beginning of 2010 (in thousands). The actual results of operations of the Company include all of the effects of the purchase accounting adjustments and acquisition expenses and, accordingly, no pro forma information is provided.

For the year ended
December 31, 2010
Net interest income	$46,425
Provision for loan losses	4,737
Non-interest income	14,686
Non-interest expense	41,614
Income before income taxes	14,760
Income tax expense	4,527
Net income	$10,233
Dividends on preferred shares	2,240
Net income available to common stockholders	$7,993

Earnings per share
Basic	$1.31
Diluted	$1.31

Basic weighted average shares outstanding	6,092,670
Diluted weighted average shares outstanding	6,116,727

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

Note 20 – Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings that expire over the next ten years.  These leases generally contain renewal options for periods ranging from one to five years.  Rental expense for these leases was $1,331,000, $884,000 and $543,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Future minimum lease payments under operating leases are:

Operating Leases
2012	$1,141
2013	1,002
2014	1,002
2015	352
2016	352
Thereafter	880
Total minimum lease payments	$4,729

Note 21– Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets
December 31,	2011	2010
Assets
Cash	$20,538	$2,381
Premises and equipment, net	3,112	481
Investment in subsidiaries	147,225	130,179
Other assets	2,495	2,800
Total Assets	$173,370	$135,841
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$2,200	$1,706
Debt	28,870	20,620
Other liabilities	1,333	1,250
Total Liabilities	32,403	23,576
Stockholders’ equity	140,967	112,265
Total Liabilities and Stockholders’ equity	$173,370	$135,841

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income
Years ended December 31,	2011	2010	2009
Income:
Dividends from subsidiaries	$938	$6,744	$-
Other income	40	8	29
Total income	978	6,752	29
Operating expenses	2,414	2,728	2,958
Income (loss) before income taxes and equity
in undistributed earnings of subsidiaries	(1,436)	4,024	(2,929)
Income tax benefit	1,005	1,062	1,148
Income (loss) before equity in undistributed
earnings of subsidiaries	(431)	5,086	(1,781)
Equity in undistributed earnings of subsidiaries	11,803	3,675	9,995
Net income	$11,372	$8,761	$8,214

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows
Years ended December 31,	2011	2010	2009

Cash flows from operating activities:
Net income	$11,372	$8,761	$8,214
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	71	47	47
Dividends received from subsidiary	938	6,744	-
Equity in undistributed earnings of subsidiaries	(11,803)	(3,675)	(9,995)
(Increase) decrease in other assets	(3,283)	(9,966)	(447)
Increase (decrease) in other liabilities	128	(12)	(126)
Net cash provided by (used in) operating activities	(2,577)	1,899	(2,307)
Cash flows from financing activities:
Repayment of long-term debt	-	-	(13,000)
Proceeds from short-term debt	8,250	-	-
Proceeds from issuance of preferred stock	19,150	-	24,635
Proceeds from issuance of common stock	406	971	894
Purchase of treasury stock	(2,385)	(2,499)	(3,122)
Dividends paid on preferred stock	(2,990)	(2,136)	(1,242)
Dividends paid on common stock	(1,697)	(1,714)	(1,521)
Net cash provided by (used in) financing activities	20,734	(5,378)	6,644
Increase (decrease) in cash	18,157	(3,479)	4,337
Cash at beginning of year	2,381	5,860	1,523
Cash at end of year	$20,538	$2,381	$5,860

Note 22 – Quarterly Financial Data – Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31:

	Quarters ended in 2011
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,029	$14,122	$14,168	$14,453
Interest expense	2,324	2,243	2,026	1,911
Net interest income	11,705	11,879	12,142	12,542
Provision for loan losses	940	916	728	517
Net interest income after provision for loan losses	10,765	10,963	11,414	12,025
Other income	4,005	4,059	3,700	4,023
Other expense	10,292	11,011	10,864	10,886
Income before income taxes	4,478	4,011	4,250	5,162
Income taxes	1,633	1,433	1,571	1,892
Net income	2,845	2,578	2,679	3,270
Dividends on preferred shares	707	1,011	919	939
Net income available to common stockholders	$2,138	$1,567	$1,760	$2,331

Basic earnings per common share	$0.35	$0.26	$0.29	$0.39
Diluted earnings per common share	$0.35	$0.26	$0.29	$0.39

	Quarters ended in 2010
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$12,210	$12,071	$12,464	$14,138
Interest expense	2,819	2,661	2,686	2,590
Net interest income	9,391	9,410	9,778	11,548
Provision for loan losses	760	1,083	884	1,010
Net interest income after provision for loan losses	8,631	8,327	8,894	10,538
Other income	3,068	3,043	3,652	4,057
Other expense	7,790	8,708	9,536	10,893
Income before income taxes	3,909	2,662	3,010	3,702
Income taxes	1,361	880	998	1,283
Net income	2,548	1,782	2,012	2,419
Dividends on preferred shares	577	554	554	555
Net income available to common stockholders	$1,971	$1,228	$1,458	$1,864

Basic earnings per common share	$0.32	$0.20	$0.24	$0.31
Diluted earnings per common share	$0.32	$0.20	$0.24	$0.31

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6,  2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/BKD, LLP

Decatur, Illinois
March 6, 2012

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2011, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 6, 2012

/s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

/s/ Michael L. Taylor

Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ BKD, LLP
Decatur, Illinois
March 6, 2012

 ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of ethics for senior financial management applicable to the Chief Executive Officer and Chief Financial Officer of the Company.  This code of ethics is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of ethics, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	-		-		398,454	(1)
(B) Stock Incentive Plan	228,140	(2)	$23.09	(3)	225,591	(4)
Equity compensation plans not approved by security holders (5)	-		-		-
Total	228,140		$23.09		624,045

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.
(2)	Consists of stock options.
(3)	Represents the weighted-average exercise price of outstanding stock options.
(4)	Consists of stock option and/or restricted stock.
(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – “Stock Incentive herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2011 and 2010

•	Consolidated Statements of Income -- For the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2011, 2010 and 2009.

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

FIRST MID-ILLINOIS BANCSHARES, INC.
(Company)

Dated:    March 6, 2012

By: /s/ William S. Rowland

William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March 2012, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title

/s/ Willliam S. Rowland
William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael L. Taylor

Michael L. Taylor, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph R. Dively
Joseph R. Dively, Senior Executive Vice President and Director

/s/ Charles A. Adams

Charles A. Adams, Director

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

4.2	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2009.
4.3	Form of Registration Rights Agreement Incorporated by reference to Exhibit 4.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2011.
4.4	Form of Promissory Note Incorporated by reference to Exhibit 4.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on November 21, 2011.
10.1
Employment Agreement between the Company and William S. Rowland
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2010.

10.2
Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on April 27, 2011.

10.3	Employment Agreement between the Company and John W. Hedges Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Report on Form 8-K filed with the SEC on April 27, 2011.
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
10.12
First Amendment to 2007 Stock Incentive Plan
Incorporated by reference to Exhibit 10.12 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2009.

10.13	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998.
10.14
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.15	Form of Stock Award/Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.16	Form of Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.17	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.18
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.19
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and
William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.20	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.16 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)