Form 10-Q
period 2012-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2012-05-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or
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

As of May 7, 2012, 6,022,297 common shares, $4.00 par value, were outstanding.

--

PART I
ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks:
Non-interest bearing	$28,111	$43,356
Interest bearing	14,512	8,749
Federal funds sold	80,995	20,997
Cash and cash equivalents	123,618	73,102
Certificates of deposit investments	12,044	13,231
Investment securities:
Available-for-sale, at fair value	482,663	478,916
Held-to-maturity, at amortized cost (estimated fair value of $51
at March 31, 2012 and December 31, 2011)	51	51
Loans held for sale	804	1,046
Loans	840,031	859,028
Less allowance for loan losses	(11,293)	(11,120)
Net loans	828,738	847,908
Interest receivable	6,038	7,052
Other real estate owned	3,293	4,606
Premises and equipment, net	30,471	30,717
Goodwill, net	25,753	25,753
Intangible assets, net	3,689	3,934
Other assets	17,261	14,640
Total assets	$1,534,423	$1,500,956
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$219,688	$198,962
Interest bearing	1,013,939	971,772
Total deposits	1,233,627	1,170,734
Securities sold under agreements to repurchase	109,043	132,380
Interest payable	474	510
FHLB borrowings	9,750	19,750
Other borrowings	8,250	8,250
Junior subordinated debentures	20,620	20,620
Other liabilities	9,093	7,745
Total liabilities	1,390,857	1,359,989
Stockholders’ Equity
Convertible preferred stock, no par value; authorized 1,000,000 shares;
issued 8,777 shares in 2012 and 2011	43,785	43,785
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,593,052 shares in 2012 and 7,553,094 shares in 2011	30,372	30,212
Additional paid-in capital	29,935	29,368
Retained earnings	74,190	71,739
Deferred compensation	2,880	2,904
Accumulated other comprehensive gain	3,176	3,148
Less treasury stock at cost, 1,575,463 shares in 2012
and 1,546,529 shares in 2011	(40,772)	(40,189)
Total stockholders’ equity	143,566	140,967
Total liabilities and stockholders’ equity	$1,534,423	$1,500,956

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$10,960	$11,463
Interest on investment securities	2,952	2,444
Interest on certificates of deposit investments	18	21
Interest on federal funds sold	12	24
Interest on deposits with other financial institutions	6	77
Total interest income	13,948	14,029
Interest expense:
Interest on deposits	1,427	1,819
Interest on securities sold under agreements to repurchase	45	33
Interest on FHLB borrowings	113	211
Interest on other borrowings	164	-
Interest on subordinated debentures	146	261
Total interest expense	1,895	2,324
Net interest income	12,053	11,705
Provision for loan losses	615	940
Net interest income after provision for loan losses	11,438	10,765
Other income:
Trust revenues	860	781
Brokerage commissions	142	155
Insurance commissions	647	608
Service charges	1,101	1,096
Securities gains, net	384	181
Total other-than-temporary impairment losses	-	(185)
Portion of loss recognized in other comprehensive loss	-	-
Other-than-temporary impairment losses recognized in earnings	-	(185)
Mortgage banking revenue, net	236	116
ATM / debit card revenue	879	832
Other	331	421
Total other income	4,580	4,005
Other expense:
Salaries and employee benefits	5,673	5,434
Net occupancy and equipment expense	2,010	1,967
Net other real estate owned expense	63	120
FDIC insurance	234	434
Amortization of intangible assets	245	286
Stationery and supplies	170	138
Legal and professional	611	567
Marketing and donations	229	201
Other	1,382	1,145
Total other expense	10,617	10,292
Income before income taxes	5,401	4,478
Income taxes	2,011	1,633
Net income	3,390	2,845
Dividends on preferred shares	939	707
Net income available to common stockholders	$2,451	$2,138
Per share data:
Basic net income per common share available to common stockholders	$0.41	$0.35
Diluted net income per common share available to common stockholders	$0.41	$0.35
Cash dividends declared per common share	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2012	2011
Net income	$3,390	$2,845

Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $169 and $492,
for 2012 and 2011, respectively	266	770
Less: reclassification adjustment for realized (gains) losses included in net income,
net of taxes of $(150) and $1, for 2012 and 2011, respectively	(234)	3
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary
Impairment has been recognized in income, net of taxes of $(2) and $(18),
for 2012 and 2011, respectively	(4)	(28)
Other comprehensive income, net of taxes	28	745
Comprehensive income	$3,418	$3,590

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$3,390	$2,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	615	940
Depreciation, amortization and accretion, net	1,463	1,320
Stock-based compensation expense	55	13
Gains on investment securities, net	(384)	(181)
Other-than-temporary impairment losses recognized in earnings	-	185
Gains on sales of other real property owned, net	(3)	(21)
Loss on write down of fixed assets	1	-
Gains on sale of loans held for sale, net	(239)	(118)
Decrease in accrued interest receivable	1,014	679
Decrease in accrued interest payable	(36)	(69)
Origination of loans held for sale	(17,934)	(10,835)
Proceeds from sale of loans held for sale	18,415	10,505
Increase in other assets	(2,776)	(612)
Increase in other liabilities	1,645	2,198
Net cash provided by operating activities	5,226	6,849
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	2,428	2,179
Purchases of certificates of deposit investments	(1,241)	(2,179)
Proceeds from sales of securities available-for-sale	11,114	5,606
Proceeds from maturities of securities available-for-sale	82,122	19,578
Purchases of securities available-for-sale	(97,129)	(68,767)
Net decrease in loans	18,555	9,250
Purchases of premises and equipment	(397)	(401)
Proceeds from sales of other real property owned	1,509	357
Net cash provided by (used in) investing activities	16,961	(34,377)
Cash flows from financing activities:
Net increase in deposits	62,893	3,655
(Decrease) Increase in repurchase agreements	(23,337)	613
Repayment of long term FHLB advances	(10,000)	(3,000)
Proceeds from issuance of common stock	338	51
Proceeds from issuance of preferred stock	-	13,760
Purchase of treasury stock	(617)	(382)
Dividends paid on common stock	(948)	(850)
Net cash provided by financing activities	28,329	13,847
Increase (decrease) in cash and cash equivalents	50,516	(13,681)
Cash and cash equivalents at beginning of period	73,102	231,493
Cash and cash equivalents at end of period	$123,618	$217,812

--

First Mid-Illinois Bancshares, Inc.	Three months ended March 31,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,931	$2,393
Income taxes	2,116	-
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	195	135
Dividends reinvested in common stock	312	301
Net tax benefit related to option and deferred compensation plans	58	19

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2012 and 2011, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2012 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. The Company operates as a one-segment entity for financial reporting purposes.

The 2011 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2012, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2011 or 2012. During 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There have been no Stock Awards or Stock Unit Awards granted thus far during 2012.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at March 31, 2012 was $16.58.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2012 was $11.69 and the NASDAQ Bank Index value at March 31, 2012 was 1,837.16.

--

Comprehensive Income

The Company’s comprehensive income for the three-month periods ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended
	March 31
	2012	2011
Net income	$3,390	$2,845
Other comprehensive income:
Unrealized gains on securities available-for-sale	435	1,262
Non-credit component of unrealized gains (losses) on securities available-for-sale for which a portion of an other-than-temporary impairment has been recognized in income	(6)	(46)
Other-than-temporary impairment losses recognized in earnings	-	185
Reclassification adjustment for realized gains included in income	(384)	(181)
Other comprehensive income before taxes	45	1,220
Tax expense	(17)	(475)
Total other comprehensive income	28	745
Comprehensive income	$3,418	$3,590

The components of accumulated other comprehensive income included in stockholders’ equity are as follows:

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
March 31, 2012	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$10,118	$-	$10,118
Securities with other-than-temporary impairment losses	-	(4,913)	(4,913)
Tax benefit (expense)	(3,944)	1,915	(2,029)
Balance at March 31, 2012	$6,174	$(2,998)	$3,176

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
December 31, 2011	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$10,066	$-	$10,066
Securities with other-than-temporary impairment losses	-	(4,906)	(4,906)
Tax benefit (expense)	(3,924)	1,912	(2,012)
Balance at December 31, 2011	$6,142	$(2,994)	$3,148

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

ASU No. 2011-05 – Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 resulted in the addition of a statement of comprehensive income.

ASU 2011-08 — Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

--

The components of basic and diluted net income per common share available to common stockholders for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three months ended
	March 31,
	2012	2011
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,390,000	$2,845,000
Preferred stock dividends	(939,000)	(707,000)
Net income available to common stockholders	$2,451,000	$2,138,000
Weighted average common shares outstanding	6,019,858	6,072,602
Basic earnings per common share	$.41	$.35
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,451,000	$2,138,000
Effect of assumed preferred stock conversion	-	-
Net income applicable to diluted earnings per share	$2,451,000	$2,138,000
Weighted average common shares outstanding	6,019,858	6,072,602
Dilutive potential common shares:
Assumed conversion of stock options	8,370	12,754
Restricted stock awarded	249	-
Assumed conversion of preferred stock	-	-
Dilutive potential common shares	8,619	12,754
Diluted weighted average common shares outstanding	6,028,477	6,085,356
Diluted earnings per common share	$.41	$.35

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2012 and 2011 because they were anti-dilutive:

	Three months ended
	March 31,
	2012	2011
Stock options to purchase shares of common stock	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,083,475	1,755,657

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2012 and December 31, 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$152,750	$861	$(321)	$153,290
Obligations of states and political subdivisions	40,679	2,493	(32)	$43,140
Mortgage-backed securities: GSE residential	268,995	7,245	(83)	$276,157
Trust preferred securities	5,449	-	(4,913)	$536
Other securities	9,586	44	(90)	9,540
Total available-for-sale	$477,459	$10,643	$(5,439)	$482,663
Held-to-maturity:
Obligations of states and political subdivisions	$51	$-	$-	$51

--

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$164,812	$1,294	$(40)	$166,066
Obligations of states and political subdivisions	38,828	2,374	-	41,202
Mortgage-backed securities: GSE residential	254,930	6,940	(37)	261,833
Trust preferred securities	5,625	-	(4,906)	719
Other securities	9,561	-	(465)	9,096
Total available-for-sale	$473,756	$10,608	$(5,448)	$478,916
Held-to-maturity:
Obligations of states and political subdivisions	$51	$-	$-	$51

The trust preferred securities are four trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from eighteen years to twenty-six years, are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

Realized gains and losses resulting from sales of securities were as follows during the periods ended March 31, 2012 and 2011 and the year ended December 31, 2011 (in thousands):

	March 31,	March 31,	December 31,
	2012	2011	2011
Gross gains	$384	$181	$486
Gross losses	-	-	-

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at March 31, 2012 and the weighted average yield for each range of maturities (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$92,573	$58,225	$2,492	$-	$153,290
Obligations of state and
political subdivisions	625	18,929	22,420	1,166	43,140
Mortgage-backed securities: GSE residential	13,489	184,902	77,766	-	276,157
Trust preferred securities	-	-	-	536	536
Other securities	-	7,602	1,895	43	9,540
Total investments	$106,687	$269,658	$104,573	$1,745	$482,663

Weighted average yield	2.34%	2.98%	3.03%	4.00%	2.81%
Full tax-equivalent yield	2.35%	3.10%	3.72%	4.28%	2.97%

Held-to-maturity:
Obligations of state and
political subdivisions	$-	$51	$-	$-	$51

Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

--

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2012.

Investment securities carried at approximately $255,062,000 and $286,568,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2012 and December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$47,176	$(321)	$-	$-	$47,176	$(321)
Obligations of states and political subdivisions	1,428	(32)	-	-	1,428	(32)
Mortgage-backed securities: GSE residential	12,611	(83)	-	-	12,611	(83)
Trust preferred securities	-	-	536	(4,913)	536	(4,913)
Other securities	1,767	(64)	1,974	(26)	3,741	(90)
Total	$62,982	$(500)	$2,510	$(4,939)	$65,492	$(5,439)
December 31, 2011:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,960	$(40)	$-	$-	$19,960	$(40)
Obligations of states and political subdivisions	690	-	-	-	690	-
Mortgage-backed securities: GSE residential	15,231	(37)	-	-	15,231	(37)
Trust preferred securities	-	-	719	(4,906)	719	(4,906)
Other securities	7,190	(372)	1907	(93)	9,096	(465)
Total	$43,071	$(449)	$2,625	$(4,999)	$45,696	$(5,448)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2012 and December 31, 2011, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2012 and December 31, 2011, there were no Obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2012 and December 31, 2011, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2012, there were four trust preferred securities with a fair value of $536,000 and unrealized losses of $4,913,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2011, these trust preferred securities had a fair value of $719,000 and unrealized losses of $4,906,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company has recorded a total of $0 and $886,000 of OTTI for these securities during 2012 and 2011, respectively.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at March 31, 2012. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

--

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Loss	Other-than- temporary Impairment Recorded To-date
PreTSL I	$647	$220	$(427)	$691
PreTSL II	951	169	(782)	2,187
PreTSL VI	199	94	(105)	127
PreTSL XXVIII	3,652	53	(3,599)	1,111
Total	$5,449	$536	$(4,913)	$4,116

Other securities. At March 31, 2012, there was one corporate bond with a fair value of $1,974,000 and unrealized losses of $26,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2011, this bond had a fair value of $1,907,000 and unrealized losses of $93,000 in a continuous unrealized loss position for twelve months or more.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at March 31, 2012.

The Company does not believe any other individual unrealized loss as of March 31, 2012 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

--

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2012 and 2011 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	March 31, 2012	March 31, 2011
Credit losses on trust preferred securities held
Beginning of period	$4,116	$3,230
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	-	185
Reductions due to increases in expected cash flows	-	-
End of period	$4,116	$3,415

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2012 and December 31, 2011 follows (in thousands):

	March 31, 2012	December 31, 2011
Construction and land development	$20,414	$23,136
Farm loans	77,476	72,586
1-4 Family residential properties (1)	182,176	181,784
Multifamily residential properties	20,411	19,847
Commercial real estate	316,551	321,908
Loans secured by real estate	617,028	619,261
Agricultural loans	50,479	63,182
Commercial and industrial loans	149,252	150,631
Consumer loans	15,694	16,274
All other loans	8,954	11,430
Gross loans	841,407	860,778
Less:
Net deferred loan fees, premiums and discounts	572	704
Allowance for loan losses	11,293	11,120
Net loans	$829,542	$848,954

(1) Includes loans held for sale

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. The 1-4 family residential properties balance in the above table includes loans held for sale of $804,000 and $1,046,000 at March 31, 2012 and December 31, 2011, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2012, the Company’s loan portfolio included $128.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $108.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $7.8 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming decreased $11.3 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.4 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $82.3 million of loans to lessors of non-residential buildings and $42.8 million of loans to lessors of residential buildings and dwellings.

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

--

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

Impaired loans
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

Adversely classified loans
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

Non-classified and Watch loans
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

--

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

March 31, 2012	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	295	24	223	25	48	615
Losses charged off	(303)	-	(161)	(48)	-	(512)
Recoveries	27	-	12	31	-	70
Balance, end of period	$8,810	$570	$710	$386	$817	$11,293
Ending balance:
Individually evaluated for impairment	$841	$-	$-	$-	$-	$841
Collectively evaluated for impairment	$7,969	$570	$710	$386	$817	$10,452
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$494,964	$122,002	$185,507	$15,694	$22,668	$840,835
Ending balance:
Individually evaluated for impairment	$5,029	$1,149	$-	$-	$-	$6,178
Collectively evaluated for impairment	$489,935	$120,853	$185,507	$15,694	$22,668	$834,657
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	1,091	(44)	21	19	(147)	940
Losses charged off	(692)	-	(14)	(36)	-	(742)
Recoveries	31	-	1	28	-	60
Balance, end of period	$8,737	$360	$448	$403	$703	$10,651

Ending balance:
Individually evaluated for impairment	$852	$-	$-	$-	$-	$852
Collectively evaluated for impairment	$7,885	$360	$448	$403	$703	$9,799
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$468,078	$104,811	$185,218	$18,979	$18,011	$795,097

Ending balance:
Individually evaluated for impairment	$8,681	$1,150	$-	$-	$-	$9,831
Collectively evaluated for impairment	$459,397	$103,661	$185,218	$18,979	$18,011	$785,266
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

December 31, 2011	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	-	(3,760)
Recoveries	1,252	3	13	118	-	1,386
Balance, end of year	$8,791	$546	$636	$378	$769	$11,120
Ending balance:
Individually evaluated for impairment	$575	$-	$-	$-	$-	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074
Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$-	$-	$-	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$16,787	$19,708	$72,570	$67,637	$179,621	$180,247	$20,204	$19,638
Watch	2,165	2,168	2,382	2,496	490	497	-	-
Substandard	1,462	1,260	2,529	2,452	2,142	1,105	207	208
Doubtful	-	-	-	-	-	-	-	-
Total	$20,414	$23,136	$77,481	$72,585	$182,253	$181,849	$20,411	$19,846

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$287,471	$288,539	$45,973	$58,133	$145,894	$147,591	$15,678	$16,271
Watch	23,145	24,664	1,554	1,840	1,186	280	-	-
Substandard	5,138	7,798	3,027	3,284	2,258	2,845	14	-
Doubtful	-	-	-	-	-	-	-	-
Total	$315,754	$321,001	$50,554	$63,257	$149,338	$150,716	$15,692	$16,271

	All Other Loans		Total Loans
	2012	2011	2012	2011
Pass	$8,938	$11,413	$793,136	$809,177
Watch	-	-	30,922	31,945
Substandard	-	-	16,777	18,952
Doubtful	-	-	-	-
Total	$8,938	11,413	$840,835	$860,074

The following table presents the Company’s loan portfolio aging analysis at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$-	$-	$-	$-	$20,414	$20,414	$-
Farm loans	44	70	586	700	76,781	77,481	-
1-4 Family residential properties	1,600	366	1,077	3,043	179,210	182,253	-
Multifamily residential properties	-	-	-	-	20,411	20,411	-
Commercial real estate	193	71	346	610	315,144	315,754	-
Loans secured by real estate	1,837	507	2,009	4,353	611,960	616,313	-
Agricultural loans	291	32	673	996	49,558	50,554	-
Commercial and industrial loans	243	91	429	763	148,575	149,338	-
Consumer loans	64	2	5	71	15,621	15,692	-
All other loans	70	-	-	70	8,868	8,938	-
Total loans	$2,505	$632	$3,116	$6,253	$834,582	$840,835	$-

--

December 31, 2011	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$-	$-	$-	$-	$23,136	$23,136	$-
Farm loans	377	111	737	1,225	71,360	72,585	-
1-4 Family residential properties	1,079	200	1,033	2,312	179,537	181,849	-
Multifamily residential properties	-	-	-	-	19,846	19,846	-
Commercial real estate	399	101	228	728	320,273	321,001	-
Loans secured by real estate	1,855	412	1,998	4,265	614,152	618,417	-
Agricultural loans	-	-	673	673	62,584	63,257	-
Commercial and industrial loans	950	73	585	1,608	149,108	150,716	-
Consumer loans	94	36	7	137	16,134	16,271	-
All other loans	-	-	-	-	11,413	11,413	-
Total loans	$2,899	$521	$3,263	$6,683	$853,391	$860,074	$-

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

The following tables present impaired loans as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,035	$1,550	$427	$833	$1,070	$295
Farm loans	-	-	-	-	-	-
1-4 Family residential properties	574	615	190	71	71	27
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	908	908	127	1,414	1,693	183
Loans secured by real estate	2,517	3,073	744	2,318	2,834	505
Agricultural loans	-	-	-	-	-	-
Commercial and industrial loans	421	421	97	382	382	70
Consumer loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total loans	$2,938	$3,494	$841	$2,700	$3,216	$575

--

	March 31, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific allowance:
Construction and land development	$-	$8	$-	$-	$-	$-
Farm loans	530	530	-	532	532	-
1-4 Family residential properties	1,445	1,640	-	1,641	1,818	-
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	1,581	1,620	-	1,226	1,256	-
Loans secured by real estate	3,556	3,798	-	3,399	3,606	-
Agricultural loans	673	673	-	673	673	-
Commercial and industrial loans	504	975	-	660	1,255	-
Consumer loans	21	36	-	8	20	-
All other loans	-	-	-	-	-	-
Total loans	$4,754	$5,482	$-	$4,740	$5,554	$-

Total loans:
Construction and land development	$1,035	$1,558	$427	$833	$1,070	$295
Farm loans	530	530	-	532	532	-
1-4 Family residential properties	2,019	2,255	190	1,712	1,889	27
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	2,489	2,528	127	2,640	2,949	183
Loans secured by real estate	6,073	6,871	744	5,717	6,440	505
Agricultural loans	673	673	-	673	673	-
Commercial and industrial loans	925	1,396	97	1,042	1,637	70
Consumer loans	21	36	-	8	20	-
All other loans	-	-	-	-	-	-
Total loans	$7,692	$8,976	$841	$7,440	$8,770	$575

The following tables present average recorded investment and interest income recognized on impaired loans for the three month periods ended March 31, 2012 and 2011 (in thousands):

	For the three months ended
	March 31, 2012		March 31, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,035	$-	$1,991	$-
Farm loans	530	-	871	-
1-4 Family residential properties	2,023	-	2,590	-
Multifamily residential properties	-	-	663	-
Commercial real estate	2,508	8	6,190	1
Loans secured by real estate	6,096	8	12,305	1
Agricultural loans	673	-	760	-
Commercial and industrial loans	953	3	1,056	-
Consumer loans	21	-	5	-
All other loans	-	-	-	-
Total loans	$7,743	$11	$14,126	$1

For the three months ended March 31, 2012 and 2011, the amount of interest income recognized by the Company within the period that the loans were impaired was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $391,000 of commercial real estate and $313,000 of commercial and industrial at March 31, 2012 and $401,000 of commercial real estate at March 31, 2011. For the months ended March 31, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2012 and December 31, 2011 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2012	December 31, 2011
Construction and land development	$1,035	$833
Farm loans	530	532
1-4 Family residential properties	2,019	1,712
Multifamily residential properties	-	-
Commercial real estate	2,098	2,245
Loans secured by real estate	5,682	5,322
Agricultural loans	673	673
Commercial and industrial loans	612	720
Consumer loans	21	8
All other loans	-	-
Total loans	$6,988	$6,723

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $80,000 and $166,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at March 31, 2012 and December 31, 2011 was $1,739,000 and $1,834,000, respectively.  Approximately $157,000 and $140,000 in specific reserves have been established with respect to these loans as of March 31, 2012 and December 31, 2011, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the period ended March 31, 2012, two notes restructured in 2011 to lower the monthly payments by re-amortizing the debt were combined with three other non-accrual notes (not considered TDRs). The new note remains on non-accrual however the terms of the new note are considered to be market terms.

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

--

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2012 (in thousands).

Troubled debt restructurings:	March 31, 2012	December 31, 2011
Construction and land development	$-	$-
Farm loans	-	-
1-4 Family residential properties	385	393
Multifamily residential properties	-	-
Commercial real estate	1,042	952
Loans secured by real estate	1,427	1,345
Agricultural loans	-	-
Commercial and industrial loans	312	489
Consumer loans	-	-
All other loans	-	-
Total	$1,739	$1,834
Performing troubled debt restructurings:
Construction and land development	$-	$-
Farm loans	-	-
1-4 Family residential properties	-	-
Multifamily residential properties	-	-
Commercial real estate	391	395
Loans secured by real estate	391	395
Agricultural loans	-	-
Commercial and industrial loans	312	322
Consumer loans	-	-
All other loans	-	-
Total	$703	$717

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the three months ended March 31, 2012.  There were two loans totaling $215,000 modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2011.

Note 5 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, and identifiable intangible assets assigned to core deposit relationships and customer lists of First Mid Insurance.   The following table presents gross carrying value and accumulated amortization by major intangible asset class as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization (effective 1/1/02)	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	2,965
Core deposit intangibles	8,986	5,297	8,986	5,119
Customer list intangibles	1,904	1,904	1,904	1,887
	$43,418	$13,976	$43,418	$13,731

--

Total amortization expense for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	March 31,
	2012	2011
Intangibles from branch acquisition	$50	$50
Core deposit intangibles	178	188
Customer list intangibles	17	48
	$245	$286

Aggregate amortization expense for the current year and estimated amortization expense for each of the five succeeding years is shown in the table below (in thousands):

Aggregate amortization expense:
For period 01/01/12-03/31/12	$245

Estimated amortization expense:
For period 04/1/12-12/31/12	$528
For year ended 12/31/13	$673
For year ended 12/31/14	$643
For year ended 12/31/15	$616
For year ended 12/31/16	$381
For year ended 12/31/17	$254

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified within ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2011 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 6 -- Other Assets

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula. The Company owned approximately $3.2 million and $3.7 million of Federal Home Loan Bank of Chicago (FHLBC) stock included in other assets as of March 31, 2012 and December 31, 2011, respectively. The decrease in balance is due to the redemption of approximately $537,000 (5,374 shares) during the first quarter of 2012, under the FHLBC capital stock conversion plan approved during 2011.

Previously, the FHLBC received a Cease and Desist Order from its regulator, the Federal Housing Finance Agency (FHFA). In April 2012, FHFA terminated the Cease and Desist Order.

With regard to dividends, the FHLBC continues to assess its dividend capacity each quarter and make appropriate request for approval. The FHLBC declared and paid dividends at an annualized rate of 10 basis points per share during the first quarter of 2012 and each quarter of 2011. The Company evaluated its cost investment in FHLBC stock and deemed it was ultimately recoverable.

Note 7 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a decrease of $23.3 million during the first three months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB borrowings declined $10 million due to maturity of two advances during the first three months of 2012.
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

Note 8 -- Fair Value of Assets and Liabilities

Fair value  is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sources market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in trust preferred securities.

Fair value determinations for Level 3 measurements of securities are the responsibility of the Treasury function of the Company.  The Company contracts with a pricing specialist to generate fair value estimates on a monthly basis.  The Treasury function of the Company challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States, analyzes the changes in fair value and compares these changes to internally developed expectations and monitors these changes for appropriateness.

--

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2012,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,290	$-	$153,290	$-
Obligations of states and political subdivisions	43,140	-	43,140	-
Mortgage-backed securities	276,157	-	276,157	-
Trust preferred securities	536	-	-	536
Other securities	9,540	43	9,497	-
Total available-for-sale securities	$482,663	$43	$482,084	$536

December 31, 2011
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,066	$-	$166,066	$-
Obligations of states and political subdivisions	41,202	-	41,202	-
Mortgage-backed securities	261,833	-	261,755	58
Trust preferred securities	719	-	-	719
Other securities	9,096	29	9,067	-
Total available-for-sale securities	$478,916	$29	$478,110	$777

--

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 is summarized as follows (in thousands):

	Available-for-Sale Securities
March 31, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$58	$719	$777
Transfers into Level 3	-	-	-
Transfers out of Level 3	(58)	-	(58)
Total gains or losses
Included in net income	-	-	-
Included in other comprehensive income (loss)	-	(6)	(6)
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	(177)	(177)
Ending balance	$-	$536	$536

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-	$-
March 31, 2011
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(185)	(185)
Included in other comprehensive income (loss)	(1)	139	138
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(2)	-	(2)
Ending balance	$65	$535	$600

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(185)	$(185)

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

--

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of March 31, 2012 was $3,038,000 and a fair value of $2,197,000 resulting in specific loss exposures of $841,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2012 was $3,293,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $556,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,197	$-	$-	$2,197
Foreclosed assets held for sale	556	-	-	556

December 31, 2011
Impaired loans (collateral dependent)	$2,282	$-	$-	$2,282
Foreclosed assets held for sale	2,336	-	-	2,336

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Trust Preferred Securities. The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities are offered quotes and comparability adjustments.  Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.  Generally, changes in either of those inputs will not affect the other input.

--

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$536	Discounted cash flow	Discount rate Constant prepayment rate (1) Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	4.5%-22.2% (18.6%) 5% 11.9%-63.6% (20.5%) .51%-.55% (.53%) 0%-83.3% (3.1%) 90.1%-95.1% (94.4%)
Impaired loans (collateral dependent)	$2,197	Third party valuations	Discount to reflect realizable value	0%-40% (20%)
Foreclosed assets held for sale	$556	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40% (35%)

(1)	Every five years

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

--

The following table presents estimated fair values of the Company’s financial instruments at March, 31, 2012 and December 31, 2011 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Cash and due from banks	$42,623	$42,623	$42,623	$-	$-
Federal funds sold	80,995	80,995	80,995	-	-
Certificates of deposit investments	12,044	12,036	12,036	-	-
Available-for-sale securities	482,663	482,663	43	482,084	536
Held-to-maturity securities	51	51	-	51	-
Loans held for sale	804	804	-	804	-
Loans net of allowance for loan losses	828,738	829,587	-	-	829,587
Interest receivable	6,038	6,038	-	6,038	-
Federal Reserve Bank stock	1,522	1,522	-	1,522	-
Federal Home Loan Bank stock	3,189	3,189	-	3,189	-
Financial Liabilities
Deposits	$1,233,627	$1,234,591	$-	$1,003,111	$231,480
Securities sold under agreements to repurchase	109,043	109,044	-	109,044	-
Interest payable	474	474	-	474	-
Federal Home Loan Bank borrowings	9,750	10,514	-	10,514	-
Other Borrowings	8,250	8,250	-	8,250	-
Junior subordinated debentures	20,620	12,080	-	12,080	-

December 31, 2011
Financial Assets
Cash and due from banks	$52,105	$52,105
Federal funds sold	20,997	20,997
Certificates of deposit investments	13,231	13,225
Available-for-sale securities	478,916	478,916
Held-to-maturity securities	51	51
Loans held for sale	1,046	1,046
Loans net of allowance for loan losses	847,908	850,308
Interest receivable	7,052	7,052
Federal Reserve Bank stock	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727
Financial Liabilities
Deposits	$1,170,734	$1,172,069
Securities sold under agreements to repurchase	132,380	132,383
Interest payable	510	510
Federal Home Loan Bank borrowings	19,750	20,619
Other Borrowings	8,250	8,250
Junior subordinated debentures	20,620	11,969

--

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three month periods ended March 31, 2012 and 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2011 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

Net income was $3,390,000 and $2,845,000 and diluted net income per common share available to common stockholders was $.41 and $.35 for the three months ended March 31, 2012 and 2011, respectively.  The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2012 and 2011, compared to the performance ratios for the year ended December 31, 2011:

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2012	2011	2011
Return on average assets	.90%	.77%	.76%
Return on average common equity	9.87%	9.18%	8.36%
Average equity to average assets	9.44%	8.13%	8.88%

Total assets at March 31, 2012 and December 31, 2011 were $1.53 billion and $1.50 billion, respectively. The increase in net assets was primarily due to increases in federal funds sold offset by declines in loan balances.  Available-for-sale securities increased by $3.7 million during the first three months of 2012 while non-interest bearing cash and due from banks decreased by $15.2 million. Net loan balances were $828.7 million March 31, 2012, a decrease of $19.2 million, or 2.3%, from $847.9 million at December 31, 2011 primarily due to seasonal decreases in agricultural related loans. Total deposit balances increased to $1.23 billion at March 31, 2012 from $1.20 billion at December 31, 2011 due to increases in non-interest bearing and interest bearing deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for the three months ended March 31, 2012, up from 3.41% for the same period in 2011. Net interest income before the provision for loan losses was $12.1 million compared to net interest income of $11.7 million for the same period in 2011. This increase was due to the systematic investment of liquidity, as well as an overall increase in earning assets added.

Other income increased $575,000 or 14.4%, to $4.6 million for the three months ended March 31, 2012 compared to $4.0 million for the three months ended March 31, 2011. The increase in other income was primarily due to a decline in other-than-temporary impairment charges on investment securities and increases in mortgage banking revenues and security gains.

Other expense increased 3.2%, or $325,000, to $10.6 million for the three months ended March 31, 2012 compared to $10.3 million during the same period in 2011.  The increase in other expense was primarily due to increased expenses for salaries and benefits.

--

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income
2012 versus 2011
Three months ended March 31
Net interest income	$348
Provision for loan losses	325
Other income, including securities transactions	575
Other expenses	(325)
Income taxes	(378)
Increase in net income	$545

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.7 million at March 31, 2012, compared to $11.7 million at March 31, 2011 and $7.4 million at December 31, 2011. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $3.3 million at March 31, 2012 compared to $6.0 million on March 31, 2011 and $4.6 million on December 31, 2011. The Company’s provision for loan losses for the three months ended March 31, 2012 and 2011 was $615,000 and $940,000, respectively.  Total loans past due 30 days or more declined to .74% of loans March 31, 2012 compared to .78% of loans at December 31, 2011.  At March 31, 2012, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 72% of the loan portfolio as of March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012, annualized net charge-offs were .21% of average loans compared to .34% for the same period in 2011.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2012 and 2011 and December 31, 2011 was 13.85%, 13.54% and 13.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2012 and 2011 and December 31, 2011 was 14.99%, 14.70% and 14.48%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2012 and 2011 were $288.1 million and $181.1 million, respectively.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $211,000 and $404,000 for this assessment during the first three months of 2012 and 2011, respectively.

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

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $23,000 and $30,000 during the first three months of 2012 and 2011, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $1,972,000 as of March 31, 2012.

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

--

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2012 and 2011 in the following table (dollars in thousands):

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$12,103	$6	.21%	$132,587	$77	.24%
Federal funds sold	61,539	12	.08%	80,000	24	.12%
Certificates of deposit investments	13,085	18	.55%	10,056	21	.83%
Investment securities
Taxable	434,894	2,567	2.36%	336,901	2,175	2.58%
Tax-exempt (1)	42,397	385	3.63%	27,125	269	3.97%
Loans (2)(3)(4)	842,332	10,960	5.22%	798,006	11,463	5.83%
Total earning assets	1,406,350	13,948	3.98%	1,384,675	14,029	4.11%
Cash and due from banks	36,176			27,418
Premises and equipment	30,588			28,405
Other assets	53,324			55,130
Allowance for loan losses	(11,335)			(10,830)
Total assets	$1,515,103			$1,484,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$502,314	$482	.38%	$506,805	$640	.51%
Savings deposits	270,330	330	.49%	234,555	398	.69%
Time deposits	232,713	615	1.06%	295,426	781	1.07%
Securities sold under agreements to repurchase	108,977	45	.17%	86,756	33	.15%
FHLB advances	13,651	113	3.31%	21,717	211	3.93%
Junior subordinated debt	20,620	146	2.83%	20,620	261	5.14%
Other debt	8,250	164	8.0%	-	-	-
Total interest-bearing liabilities	1,156,855	1,895	.66%	1,165,879	2,324	.81%
Non interest-bearing demand deposits	207,325			192,396
Other liabilities	7,834			5,844
Stockholders' equity	143,089			120,679
Total liabilities & equity	$1,515,103			$1,484,798
Net interest income		$12,053			$11,705
Net interest spread			3.32%			3.30%
Impact of non-interest bearing funds			.11%			.11%

Net yield on interest- earning assets			3.43%			3.41%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2012 and 2011 in the following table (dollars in thousands):

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three months ended March 31, 2012, compared to the same periods in 2011 (in thousands):

	For the three months ended March
	2012 compared to 2011
	Increase / (Decrease)
	Total
	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(71)	$(62)	$(9)
Federal funds sold	(12)	(5)	(7)
Certificates of deposit investments	(3)	25	(28)
Investment securities:
Taxable	392	1,449	(1,057)
Tax-exempt (2)	116	141	(25)
Loans (3)	(503)	3,202	(3,705)
Total interest income	(81)	4,750	(4,831)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(158)	(5)	(153)
Savings deposits	(68)	300	(368)
Time deposits	(166)	(159)	(7)
Securities sold under
agreements to repurchase	12	8	4
FHLB advances	(98)	(68)	(30)
Junior subordinated debt	(115)	-	(115)
Other debt	164	164	-
Total interest expense	(429)	240	(669)
Net interest income	$348	$4,510	$(4,162)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $348,000, or 3%, to $12.1 million for the three months ended March 31, 2012, from $11.7 million for the same period in 2011. The increase in net interest income was primarily due to a greater increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the decline in rates of interest-bearing liabilities during the same period.

For the three months ended March 31, 2012, average earning assets increased by $21.7 million, or 1.6%, and average interest-bearing liabilities decreased $9.0 million, or .8%, compared with average balances for the same period in 2011. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $120.5 million or 90.9%.

•	Average federal funds sold decreased $18.5 million or 23.1%.

•	Average certificates of deposit investments increased by $3 million or 29.8%.

•	Average loans increased by $44.3 million or 5.6%.

•	Average securities increased by $113.3 million or 31%.

•	Average deposits decreased by $31.4 million or 3.0%.

•	Average securities sold under agreements to repurchase increased by $22.2 million or 25.6%.

•	Average borrowings and other debt increased by $.2 million or .5%.

•	Net interest margin increased to 3.43% for the first three months of 2012 from 3.41% for the first three months of 2011.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.50% and 3.48% for the first three months of 2012 and 2011, respectively. The TE adjustments to net interest income for the three months ended March 31, 2012 and 2011 were $198,000 and $139,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2012 and 2011 was $615,000 and $940,000, respectively.  Nonperforming loans were $7.7 million and $11.7 million as of March 31, 2012 and 2011, respectively.  Net charge-offs were $442,000 for the three months ended March 31, 2012 compared to $682,000 during the same period in 2011.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change
Trust revenues	$860	$781	$79
Brokerage commissions	142	155	(13)
Insurance commissions	647	608	39
Service charges	1,101	1,096	5
Security gains, net	384	181	203
Impairment losses on securities	-	(185)	185
Mortgage banking revenue, net	236	116	120
ATM / debit card revenue	879	832	47
Other	331	421	(90)
Total other income	$4,580	$4,005	$575

Following are explanations of the changes in these other income categories for the three months ended March 31, 2012 compared to the same period in 2011:

•
Trust revenues increased $79,000 or 10.1% to $860,000 from $781,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $560.8 million at March 31, 2012 compared to $529.5 million at March 31, 2011.

•	Revenues from brokerage decreased $13,000 or 8.4% to $142,000 from $155,000 due to a decrease in commissions received from the sale of annuities.

•	Insurance commissions increased $39,000 or 6.4% to $647,000 from $608,000 due to an increase in property and casualty insurance commissions during 2012 compared to the same period in 2011.

•	Fees from service charges increased $5,000 or .5% to $1,101,000 from $1,096,000.

•	The sale of securities during the three months ended March 31, 2012 resulted in net securities gains of $384,000 compared to $181,000 during the three months ended March 31, 2011.

•
During the first quarter of 2012, the Company recorded no other-than-temporary impairment charges compared to $185,000 for two of its investments in trust preferred securities during the first quarter of 2011. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

--

•	Mortgage banking income increased $120,000 or 103.4% to $236,000 from $116,000. Loans sold balances were as follows:

•	$18.2 million (representing 154 loans) for the first quarter of 2012.
•	$10.4 million (representing 90 loans) for the first quarter of 2011.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $47,000 or 5.6% to $879,000 from $832,000 due to increased usage.

•
Other income decreased $90,000 or 21.4% to $331,000 from $421,000. This decrease was primarily due to rental income from a repossessed property during the first quarter of 2011 that was sold during the second quarter of 2011.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change
Salaries and employee benefits	$5,673	$5,434	$239
Net occupancy and equipment expense	2,010	1,967	43
Net other real estate owned expense	63	120	(57)
FDIC insurance	234	434	(200)
Amortization of intangible assets	245	286	(41)
Stationery and supplies	170	138	32
Legal and professional	611	567	44
Marketing and donations	229	201	28
Other operating expenses	1,382	1,145	237
Total other expense	$10,617	$10,292	$325

Following are explanations for the changes in these other expense categories for the three months ended March 31, 2012 compared to the same period in 2011:

•
Salaries and employee benefits, the largest component of other expense, increased $239,000 or 4.4% to $5,673,000 from $5,434,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2012.  There were 401 full-time equivalent employees at March 31, 2012 compared to 419 at March 31, 2011.

•
Occupancy and equipment expense increased $43,000 or 2.2% to $2,010,000 from $1,967,000. This increase was primarily due to increases in building rent and expenses for computer software and software maintenance for existing branches and expenses associated with the company’s purchase of a building in Mattoon, Illinois in August 2011.

•
Net other real estate owned expense decreased $57,000 or 47.5% to $63,000 from $120,000. The decrease in 2012 was primarily due to reclassification during the first quarter of 2011 of rental income from a repossessed property that was sold during the second quarter of 2011.

•	FDIC insurance expense decreased $200,000 or 46.1% to $234,000 from $434,000 due to a change in the calculation of insurance assessments beginning April 1, 2011.

•
Expense for amortization of intangible assets decreased $41,000 or 14.3% to $245,000 from $286,000 for the three months ended March 31, 2012 and 2011. The decrease in 2012 was due to a decrease in the core deposit intangible amortization expense.

•	Other operating expenses increased $237,000 or 20.7% to $1,382,000 in 2012 from $1,145,000 in 2011 primarily due to increase in ATM and debit card expenses and loan collection expenses.

•
On a net basis, all other categories of operating expenses increased $104,000 or 11.5% to $1,010,000 in 2012 from $906,000 in 2011.  The increase was primarily due to additional legal and other professional expenses associated with various matters including the purchase of brokerage customer accounts.

Income Taxes

Total income tax expense amounted to $2,011,000 (37.2% effective tax rate) for the three months ended March 31, 2012, compared to $1,633,000 (36.5% effective tax rate) for the same period in 2011. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$152,750	1.87%	$164,812	1.99%
Obligations of states and political subdivisions	40,730	3.86%	38,879	3.92%
Mortgage-backed securities: GSE residential	268,995	3.11%	254,930	3.17%
Trust preferred securities	5,449	3.83%	5,625	4.05%
Other securities	9,586	1.92%	9,561	1.92%
Total securities	$477,510	2.85%	$473,807	2.81%

At March 31, 2012, the Company’s investment portfolio increased by $3.7 million  from December 31, 2011 primarily due to the purchase of mortgage-backed securities offset by maturities of several US Government Agency securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2012 for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at September 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$152,750	$153,290	$130,886	$12,454	$-		$-	$-	$9,951
Obligations of state and political subdivisions	40,730	43,191	3,192	32,136	4,216		261	-	3,386
Mortgage-backed securities (2)	268,995	276,157	-	-	-		-	-	276,157
Trust preferred securities	5,449	536	-	-	-		-	536	-
Other securities	9,586	9,540	-	3,980	5,517		-	-	43
Total investments	$477,510	$482,714	$134,077	$48,570	$9,733		$261	$536	$289,537

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

--

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of March 31, 2012:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$646,804	$950,510	$198,778	$3,652,127
Fair value	$220,377	$168,304	$93,784	$53,048
Unrealized gains/(losses)	$(426,427)	$(782,206)	$(104,994)	$(3,599,079)
Other-than-temporary impairment recorded in earnings	$691,000	$2,186,531	$127,146	$1,111,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	14	14	3	27
Number of issuers in default	4	4	-	9
Number of issuers in deferral	2	6	2	9

Original collateral	$303,112,000	$334,170,000	$519,250,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	26.1%	27.5%	5.8%	26.9%
Remaining collateral	$200,000,000	$198,100,000	$40,750,000	$360,850,000
Actual defaults & deferrals as a % of remaining collateral	38.1%	48.3%	73.6%	24.9%
Expected defaults & deferrals as a % of remaining collateral	39.5%	46.4%	73.6%	26.9%
Performing collateral	$121,000,000	$106,100,000	$16,673,685	$264,852,249

Current balance of class	$94,014,844	$120,670,153	$26,723,143	$36,730,309
Subordination	$157,603,007	$198,585,595	$26,723,143	$303,202,145
Excess subordination	$(36,603,007)	$(92,485,595)	$(10,049,458)	$(38,349,896)
Excess subordination as a % of remaining performing collateral	-30.3%	-87.2%	-60.3%	-14.5%

Discount rate (1)	8.32%	8.32%	2.249%-5.635	1.738%-5.125%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36%	2% / .36%	2% / .36%	2% / .36%
Recovery assumption (3)	10%	10%	10%	10%
Prepayment assumption (4)	5%	5%	5%	5%

(1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date
(2) 2% annually for 2 years and 36 basis points annually thereafter
(3) With 2 year lag
(4) Every 5 years beginning after 2013

The trust preferred pooled securities are Collateralized Debt Obligations (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies and insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the current outstanding balance of the specific class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes’ notes were paid. However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder will not receive a greater than projected or even full payment of cash flow at maturity.

At March 31, 2012 and 2011 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on all of its trust preferred securities investments as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all four of the trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep these securities on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.  See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at March 31, 2012 and December 31, 2011.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	% Outstanding Loans	December 31, 2011	% Outstanding Loans
Construction and land development	$20,414	2.4%	$23,136	2.7%
Farm loans	77,481	9.2%	72,585	8.4%
1-4 Family residential properties	182,253	21.7%	181,849	21.1%
Multifamily residential properties	20,411	2.4%	19,846	2.3%
Commercial real estate	315,754	37.5%	321,001	37.4%
Loans secured by real estate	616,313	73.2%	618,417	71.9%
Agricultural loans	50,554	6.0%	63,257	7.4%
Commercial and industrial loans	149,338	17.8%	150,716	17.5%
Consumer loans	15,692	1.9%	16,271	1.9%
All other loans	8,938	1.1%	11,413	1.3%
Total loans	$840,835	100.0%	$860,074	100.0%

Overall loans decreased $19.2 million, or 2.3%.  The decrease was primarily due to seasonal declines in agricultural related loan balances.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $804,000 and $1,046,000 as of March 31, 2012 and December 31, 2011, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	loans
Mattoon region	$162,707	19.4%	$163,446	19.0%
Charleston region	45,857	5.5%	48,716	5.7%
Sullivan region	110,100	13.1%	120,369	14.0%
Effingham region	67,796	8.1%	75,750	8.8%
Decatur region	198,956	23.6%	197,063	22.9%
Peoria region	144,949	17.2%	143,955	16.7%
Highland region	110,470	13.1%	110,775	12.9%
Total all regions	$840,835	100.0%	$860,074	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2012 and 2011, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2012 and December 31, 2011, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2012		December 31, 2011
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$108,810	12.94%	$120,061	13.17%
Lessors of non-residential buildings	82,374	9.80%	82,557	9.50%
Lessors of residential buildings & dwellings	42,829	5.09%	44,009	5.06%
Hotels and motels	46,448	5.52%	46,842	5.64%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2012, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1 through	Over
	or less(2)	5 years	5 years	Total
Construction and land development	9,726	$10,560	$128	$20,414
Farm loans	8,311	45,358	23,812	77,481
1-4 Family residential properties	20,911	88,750	72,592	182,253
Multifamily residential properties	2,513	12,976	4,922	20,411
Commercial real estate	52,768	183,656	79,330	315,754
Loans secured by real estate	94,229	341,300	180,784	616,313
Agricultural loans	31,268	18,405	881	50,554
Commercial and industrial loans	95,721	44,008	9,609	149,338
Consumer loans	3,551	11,906	235	15,692
All other loans	781	1,583	6,574	8,938
Total loans	$225,550	$417,202	$198,083	$840,835
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2012, loans with maturities over one year consisted of approximately $554.2 million in fixed rate loans and approximately $61.1 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans	$6,988	$6,723
Restructured loans which are performing in accordance
with revised terms	704	717
Total nonperforming loans	7,692	7,440
Repossessed assets	3,293	4,606
Total nonperforming loans and repossessed assets	$10,985	$12,046
Nonperforming loans to loans,
before allowance for loan losses	0.91%	.87%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	1.31%	1.40%

The $265,000 increase in nonaccrual loans during 2012 resulted from the net of $1,085,000 of loans put on nonaccrual status, offset by $127,000 of loans transferred to other real estate owned, $195,000 of loans charged off and $498,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,035	14.8%	$833	12.4%
Farm loans	530	7.6%	532	7.9%
1-4 Family residential properties	2,019	28.9%	1,712	25.5%
Commercial real estate	2,098	30.0%	2,245	33.4%
Loans secured by real estate	5,682	81.3%	5,322	79.2%
Agricultural loans	673	9.6%	673	10.0%
Commercial and industrial loans	612	8.8%	720	10.7%
Consumer loans	21	0.3%	8	.1%
Total loans	$6,988	100.0%	$6,723	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $80,000 and $166,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

The $1,313,000 decrease in repossessed assets during 2012 resulted from the net of $195,000 of additional assets repossessed, $1,398,000 of repossessed assets sold and $110,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$581	17.6%	$694	15.1%
1-4 family residential properties	467	14.2%	571	12.4%
Multi-family residential properties	43	1.3%	43	0.9%
Commercial real estate	2,202	66.9%	3,298	71.6%
Total real estate	3,293	100.0%	4,606	100.0%
Other collateral	-	-	-	-
Total repossessed collateral	$3,293	100.0%	$4,606	100.0%

Repossessed assets sold during 2012 resulted in net gains of $110,000, all of which was related to real estate asset sales. Repossessed assets sold during 2011 resulted in net gains of $173,000, of which net gains of $174,000 were related to real estate asset sales and a net loss of $1,000 was related to other repossessed asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2012, the Company’s loan portfolio included $128.0 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $108.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $7.8 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming decreased $11.3 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.4 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $82.3 million of loans to lessors of non-residential buildings and $42.8 million of loans to lessors of residential buildings and dwellings.

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

--

Analysis of the allowance for loan losses as of March 31, 2012 and 2011, and of changes in the allowance for these periods, is as follows (dollars in thousands):

	Three months ended March 31
	2012	2011
Average loans outstanding, net of unearned income	$842,332	$798,006
Allowance-beginning of period	11,120	10,393
Charge-offs:
Real estate-mortgage	287	327
Commercial, financial & agricultural	177	379
Installment	14	5
Other	34	31
Total charge-offs	512	742
Recoveries:
Real estate-mortgage	16	1
Commercial, financial & agricultural	23	31
Installment	2	6
Other	29	22
Total recoveries	70	60
Net charge-offs	442	682
Provision for loan losses	615	940
Allowance-end of period	$11,293	$10,651
Ratio of annualized net charge-offs to average loans	.21%	.34%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.34%	1.34%
Ratio of allowance for loan losses to nonperforming loans	146.8%	91.1%

The ratio of the allowance for loan losses to nonperforming loans is 146.8% as of March 31, 2012 compared to 91.1% as of March 31, 2011.  This change is primarily due to a decline in non-performing loans. The decline in non-performing loans was the result of borrower paydowns and charge-offs. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first three months of 2012, the Company had net charge-offs of $442,000 compared to $682,000 in 2011. During 2012, the Company’s significant charge-offs included $79,000 on four commercial real estate loans of one borrower and $177,000 on five commercial operating loans of two borrowers.

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 (dollars in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011		Year ended December 31, 2011
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$207,325	-	$192,396	-	$197,246	-
Interest-bearing	502,314	.38%	506,805	.51%	499,184	.47%
Savings	270,330	.49%	234,555	.69%	251,268	.59%
Time deposits	232,713	1.06%	295,426	1.07%	264,508	1.10%
Total average deposits	$1,212,682	.47%	$1,229,182	.60%	$1,212,206	.56%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

	Three months ended	Three months ended	Year ended
	March 31, 2012	March 31, 2011	December 31, 2011
High month-end balances of total deposits	$1,233,627	$1,233,633	$1,233,633
Low month-end balances of total deposits	1,193,341	1,216,365	1,170,734

During the first three months of 2012, the average balance of deposits increased by $476,000 from the average balance for the year ended December 31, 2011. Average non-interest bearing deposits increased by $10 million, average money market account balances decreased by $11 million, NOW account balances increased by $4 million and savings account balances increased $19 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
3 months or less	$17,283	$17,095
Over 3 through 6 months	13,772	11,037
Over 6 through 12 months	18,530	22,126
Over 12 months	18,277	17,596
Total	$67,862	$67,854

--

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2012 and December 31, 2011 is presented below (dollars in thousands):

	March 31	December 31,
	2012	2011
Securities sold under agreements to repurchase	$109,043	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	4,750	14,750
Fixed term – due after one year	5,000	5,000
Junior subordinated debentures	20,620	20,620
Debt due in one year or less	8,250	8,250
Total	$147,663	$181,000
Average interest rate at end of period	1.08%	1.13%
Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$109,043	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,750	14,750
Fixed term – due after one year	5,000	14,750
Debt:
Debt due in one year or less	8,250	20,620
Junior subordinated debentures	20,620	8,250
Averages for the period (YTD)
Securities sold under agreements to repurchase	$108,977	$108,240
Federal funds purchased	-	14
Federal Home Loan Bank advances:
Fixed term – due in one year or less	8,651	9,866
Fixed term – due after one year	5,000	10,372
Debt:
Loans due in one year or less	8,250	927
Junior subordinated debentures	20,620	20,620
Total	$151,498	$150,039
Average interest rate during the period	1.24%	1.19%

Securities sold under agreements to repurchase declined $23.3 million during the first three months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2012 the fixed term advances consisted of $9.75 million as follows:

•	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012

•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of March 31, 2012. This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at March 31, 2012). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2012 and 2011 and December 31, 2011.

--

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

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.42% and 3.10% at March 31, 2012 and December 31, 2011, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.07% and 1.95% at March 31, 2012 and December 31, 2011, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

--

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2012 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$95,507	$-	$-	$-	$-	$-	$95,507	$95,507
Certificates of deposit investments	12,044	-	-	-	-	-	12,044	12,036
Taxable investment securities	20,070	13,097	5,003	19,347	16,849	365,157	439,523	439,523
Nontaxable investment securities	408	373	368	584	1,905	39,553	43,191	43,191
Loans	382,560	150,564	111,967	92,392	74,711	28,641	840,835	841,684
Total	$510,589	$164,034	$117,338	$112,323	$93,465	$433,351	$1,431,100	$1,431,941
Interest-bearing liabilities:
Savings and N.O.W. accounts	$85,590	$30,594	31,712	$44,002	$45,254	$267,253	$504,405	$504,405
Money market accounts	245,374	2,823	2,902	3,764	3,843	20,312	279,018	279,018
Other time deposits	174,664	26,183	10,191	10,058	9,125	295	230,516	231,480
Short-term borrowings/debt	117,293	-	-	-	-	-	117,293	117,294
Long-term borrowings/debt	25,370	-	-	-	5,000	-	30,370	22,594
Total	$648,291	$59,600	$44,805	$57,824	$63,222	$287,860	$1,161,602	$1,154,791
Rate sensitive assets – rate sensitive liabilities	$(137,702)	$104,434	$72,533	$54,499	$30,243	$145,491	$269,498
Cumulative GAP	$(137,702)	$(33,268)	$39,265	$93,764	$124,007	$269,498

Cumulative amounts as % of total Rate sensitive assets	-9.6%	7.3%	5.1%	3.8%	2.1%	10.2%
Cumulative Ratio	-9.6%	-2.3%	2.7%	6.6%	8.7%	18.8%

The static GAP analysis shows that at March 31, 2012, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

--

Capital Resources

At March 31, 2012, the Company’s stockholders' equity had increased $2.6 million, or 1.8%, to $143,566,000 from $140,967,000 as of December 31, 2011. During the first three months of 2012, net income contributed $3,390,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities increased stockholders' equity by $28,000, net of tax.  Additional purchases of treasury stock (28,934 shares at an average cost of $21.33 per share) decreased stockholders’ equity by approximately $617,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2012 and December 31, 2011, the Company and First Mid Bank met all capital adequacy requirements.

A of March 31, 2012, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to risk-weighted assets)
Company	$148,255	14.99%	$79,133	> 8.00%	N/A	N/A
First Mid Bank	131,634	13.48	78,123	> 8.00	$97,654	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	136,962	13.85	39,566	> 4.00	N/A	N/A
First Mid Bank	120,341	12.32	39,062	> 4.00	58,592	> 6.00
Tier 1 Capital (to average assets)
Company	136,962	9.18	59,667	> 4.00	N/A	N/A
First Mid Bank	120,341	8.12	59,315	> 4.00	74,143	> 5.00

December 31, 2011
Total Capital (to risk-weighted assets)
Company	$145,006	14.48%	$80,093	> 8.00%	N/A	N/A
First Mid Bank	127,386	12.83	79,434	> 8.00	$99,292	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,886	13.37	40,046	> 4.00	N/A	N/A
First Mid Bank	116,266	11.71	39,717	> 4.00	59,575	> 6.00
Tier 1 Capital (to average assets)
Company	133,886	8.99	59,574	> 4.00	N/A	N/A
First Mid Bank	116,266	7.85	59,228	> 4.00	74,035	> 5.00

--

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2012, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2011 or 2012.  During 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There have been no Stock Awards or Stock Unit Awards granted thus far during 2012.

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

During the three month period ending March 31, 2012, the Company repurchased 28,934 shares at a total cost of approximately $617,000. Since 1998, the Company has repurchased a total of 3,068,713 shares at a total price of approximately $58,792,000.  As of March 31, 2012, the Company is authorized per all repurchase programs to purchase $2,915,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2012, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2012, the excess collateral at the FHLB would support approximately $76 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2012, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2012 and 2012 and December 31, 2011.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2012 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$230,516	$165,018	$41,363	$23,840	$295
Debt	28,870	8,250	-	-	20,620
Other borrowings	118,793	118,793	-	-	-
Operating leases	4,444	1,047	1,911	630	856
Supplemental retirement	919	50	200	200	469
	$383,542	$293,158	$43,474	$24,670	$22,240

For the three-month period ended March 31, 2012, net cash of $5.2 million, $17 million,  and $28.3 million was provided from operating activities, investing activities, and financing activities, respectively. In total, cash and cash equivalents increased by $50.5 million since year-end 2011.

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

--

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Unused commitments and lines of credit:
Commercial real estate	$67,208	$33,970
Commercial operating	143,275	119,102
Home equity	25,209	24,804
Other	45,366	44,433
Total	$281,058	$222,309

Standby letters of credit	$7,076	$6,267

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2011.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

None.

ITEM 1A.               RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	-	$-	-	$3,532,231
February 1, 2012 - February 29, 2012	11,529	$20.16	11,529	$3,299,790
March 1, 2012 - March 31, 2012	17,405	$22.10	17,405	$2,915,059
Total	28,934	$21.33	28,934	$2,915,059

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 7, 2012

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
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Eric S. McRae, effective February 27, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated February 29, 2012)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.