Form 10-Q
period 2012-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2012-08-09
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Or
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

As of August 8, 2012, 6,021,776 common shares, $4.00 par value, were outstanding.

--

PART I
ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks:
Non-interest bearing	$35,616	$43,356
Interest bearing	6,700	8,749
Federal funds sold	60,995	20,997
Cash and cash equivalents	103,311	73,102
Certificates of deposit investments	11,737	13,231
Investment securities:
Available-for-sale, at fair value	510,027	478,916
Held-to-maturity, at amortized cost (estimated fair value of $51
at June 30, 2012 and December 31, 2011)	51	51
Loans held for sale	1,485	1,046
Loans	844,440	859,028
Less allowance for loan losses	(11,455)	(11,120)
Net loans	832,985	847,908
Interest receivable	6,069	7,052
Other real estate owned	2,771	4,606
Premises and equipment, net	30,338	30,717
Goodwill, net	25,753	25,753
Intangible assets, net	3,510	3,934
Other assets	14,225	14,640
Total assets	$1,542,262	$1,500,956
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$215,240	$198,962
Interest bearing	1,018,560	971,772
Total deposits	1,233,800	1,170,734
Securities sold under agreements to repurchase	118,030	132,380
Interest payable	422	510
FHLB borrowings	9,750	19,750
Other borrowings	-	8,250
Junior subordinated debentures	20,620	20,620
Other liabilities	5,705	7,745
Total liabilities	1,388,327	1,359,989
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares;
issued 10,427 shares in 2012 and 8,777 shares in 2011	52,035	43,785
Common stock, $4 par value; authorized 18,000,000 shares;
issued 7,622,775 shares in 2012 and 7,553,094 shares in 2011	30,491	30,212
Additional paid-in capital	30,481	29,368
Retained earnings	75,300	71,739
Deferred compensation	2,972	2,904
Accumulated other comprehensive gain	3,790	3,148
Less treasury stock at cost, 1,587,886 shares in 2012
and 1,546,529 shares in 2011	(41,134)	(40,189)
Total stockholders’ equity	153,935	140,967
Total liabilities and stockholders’ equity	$1,542,262	$1,500,956

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$10,910	$11,280	$21,870	$22,743
Interest on investment securities	3,003	2,728	5,955	5,172
Interest on certificates of deposit investments	16	19	34	40
Interest on federal funds sold	16	16	28	40
Interest on deposits with other financial institutions	13	79	19	156
Total interest income	13,958	14,122	27,906	28,151
Interest expense:
Interest on deposits	1,303	1,778	2,730	3,597
Interest on securities sold under agreements to repurchase	30	42	75	75
Interest on FHLB borrowings	65	183	178	394
Interest on other borrowings	162	-	326	-
Interest on subordinated debentures	140	240	286	501
Total interest expense	1,700	2,243	3,595	4,567
Net interest income	12,258	11,879	24,311	23,584
Provision for loan losses	416	916	1,031	1,856
Net interest income after provision for loan losses	11,842	10,963	23,280	21,728
Other income:
Trust revenues	752	739	1,612	1,520
Brokerage commissions	168	152	310	307
Insurance commissions	437	510	1,084	1,118
Service charges	1,188	1,201	2,289	2,297
Securities gains, net	439	196	823	377
Total other-than-temporary impairment losses	-	(61)	-	(246)
Portion of loss recognized in other comprehensive loss	-	-	-	-
Other-than-temporary impairment losses recognized in earnings	-	(61)	-	(246)
Mortgage banking revenue, net	327	123	563	239
ATM / debit card revenue	812	889	1,691	1,721
Other	374	310	705	731
Total other income	4,497	4,059	9,077	8,064
Other expense:
Salaries and employee benefits	5,850	5,625	11,523	11,059
Net occupancy and equipment expense	2,004	1,983	4,014	3,950
Net other real estate owned expense	235	477	298	597
FDIC insurance	229	286	463	720
Amortization of intangible assets	179	286	424	572
Stationery and supplies	141	151	311	289
Legal and professional	497	513	1,108	1,080
Marketing and donations	322	258	551	459
Other	1,325	1,432	2,707	2,577
Total other expense	10,782	11,011	21,399	21,303
Income before income taxes	5,557	4,011	10,958	8,489
Income taxes	2,078	1,433	4,089	3,066
Net income	3,479	2,578	6,869	5,423
Dividends on preferred shares	1,105	1,011	2,044	1,718
Net income available to common stockholders	$2,374	$1,567	$4,825	$3,705
Per share data:
Basic net income per common share available to common stockholders	$0.39	$0.26	$0.80	$0.61
Diluted net income per common share available to common stockholders	$0.39	$0.26	$0.80	$0.61
Cash dividends declared per common share	$0.21	$0.19	$0.21	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$3,479	$2,578	$6,869	$5,423

Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(562) and $(2,155) for three-months ended June 30, 2012 and 2011, respectively, and $(730) and $(2,647) for six-months ended June 30, 2012 and 2011, respectively	878	3,374	1,144	4,144
Less: reclassification adjustment for realized gains included in net income net of taxes of $171 and $52 for three-months ended June 30, 2012 and 2011, respectively, and $321 and $51 for six-months ended June 30, 2012 and 2011, respectively	(268)	(83)	(502)	(80)
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $(2) and $(18) for three-months ended June 30, 2012 and 2011, respectively, and $0 for six-months ended June 30, 2012 and 2011	4	28	-	-
Other comprehensive income, net of taxes	614	3,319	642	4,064
Comprehensive income	$4,093	$5,897	$7,511	$9,487

See accompanying notes to unaudited condensed consolidated financial statements.

--

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,869	$5,423
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,031	1,856
Depreciation, amortization and accretion, net	2,751	2,605
Stock-based compensation expense	111	26
Gains on investment securities, net	(823)	(377)
Other-than-temporary impairment losses recognized in earnings	-	246
Losses on sales of other real property owned, net	156	345
Loss on write down of fixed assets	11	1
Gains on sale of loans held for sale, net	(527)	(239)
Decrease in accrued interest receivable	983	563
Decrease in accrued interest payable	(88)	(132)
Origination of loans held for sale	(37,885)	(20,047)
Proceeds from sale of loans held for sale	37,973	19,146
Increase in other assets	(459)	(1,691)
Increase (decrease) in other liabilities	(986)	2,393
Net cash provided by operating activities	9,117	10,118
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	6,416	4,018
Purchases of certificates of deposit investments	(4,922)	(6,167)
Proceeds from sales of securities available-for-sale	27,622	11,140
Proceeds from maturities of securities available-for-sale	147,636	60,951
Purchases of securities available-for-sale	(205,549)	(141,766)
Net decrease in loans	13,892	3,675
Purchases of premises and equipment	(893)	(896)
Proceeds from sales of other real property owned	2,200	1,820
Net cash used in investing activities	(13,598)	(67,225)
Cash flows from financing activities:
Net increase in deposits	63,066	4,352
(Decrease) Increase in repurchase agreements	(14,350)	17,256
Repayment of long term FHLB advances	(10,000)	(3,000)
Repayment of debt-ST	(8,250)	-
Proceeds from issuance of common stock	545	254
Proceeds from issuance of preferred stock	8,250	19,250
Purchase of treasury stock	(911)	(1,379)
Dividends paid on preferred stock	(1,766)	(1,074)
Dividends paid on common stock	(1,894)	(1,697)
Net cash provided by financing activities	34,690	33,962
Increase (decrease) in cash and cash equivalents	30,209	(23,145)
Cash and cash equivalents at beginning of period	73,102	231,493
Cash and cash equivalents at end of period	$103,311	$208,348

--

First Mid-Illinois Bancshares, Inc.	Six months ended June 30,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,683	$4,699
Income taxes	6,378	1,888
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	545	687
Dividends reinvested in common stock	743	641
Net tax benefit related to option and deferred compensation plans	79	131

See accompanying notes to unaudited condensed consolidated financial statements.

--

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2012 and 2011, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2012 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2012, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2011 or 2012. During 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There have been no Stock Awards or Stock Unit Awards granted thus far during 2012.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2012 was $16.89.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011, March 2, 2011, May 13, 2011 and June 28, 2012.  The new conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.62.

Series C Convertible Preferred Stock.  On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of a newly authorized series of preferred stock designated as Series C 8% Non-Cumulative Perpetual Convertible Preferred Stock (the “Series C Preferred Stock”). As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three investors subsequently completed the required bank regulatory process and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these investors. On May 13, 2011, four additional investors received the required bank regulatory approval and an additional $5,490,000 of Series C Preferred Stock was issued and sold by the Company to these investors. On June 28, 2012, the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to Investors following their receipt of the required bank regulatory approval, for a total of $27,500,000 of outstanding Series C Preferred Stock. All of the Series C Preferred Stock subscribed for by investors has been issued.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at June 30, 2012 was $12.04 and the NASDAQ Bank Index value at June 30, 2012 was 1,785.51.

--

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2012 and December 21, 2011 are as follows:

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
June 30, 2012	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$10,935	$-	$10,935
Securities with other-than-temporary impairment losses	-	(4,724)	(4,724)
Tax benefit (expense)	(4,262)	1,841	(2,421)
Balance at June 30, 2012	$6,673	$(2,883)	$3,790

	Unrealized
	Gain (Loss) on	Securities with
	Available for Sale	Other-Than-Temporary
December 31, 2011	Securities	Impairment Losses	Total
Net unrealized gains on securities available-for-sale	$10,066	$-	$10,066
Securities with other-than-temporary impairment losses	-	(4,906)	(4,906)
Tax benefit (expense)	(3,924)	1,912	(2,012)
Balance at December 31, 2011	$6,142	$(2,994)	$3,148

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

ASU No. 2011-04 -- Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

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

--

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,479,000	$2,578,000	$6,869,000	$5,423,000
Preferred stock dividends	(1,105,000)	(1,011,000)	(2,044,000)	(1,718,000)
Net income available to common stockholders	$2,374,000	$1,567,000	$4,825,000	$3,705,000
Weighted average common shares outstanding	6,025,802	6,058,859	6,022,830	6,065,692
Basic earnings per common share	$.39	$.26	$.80	$.61
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,374,000	$1,567,000	$4,825,000	$3,705,000
Effect of assumed preferred stock conversion	-	-	-	-
Net income applicable to diluted earnings per share	$2,374,000	$1,567,000	$4,825,000	$3,705,000
Weighted average common shares outstanding	6,025,802	6,058,859	6,022,830	6,065,692
Dilutive potential common shares:
Assumed conversion of stock options	8,826	12,722	8,504	12,742
Restricted stock awarded	413	-	331	-
Assumed conversion of preferred stock	-	-	-	-
Dilutive potential common shares	9,239	12,722	8,835	12,742
Diluted weighted average common shares outstanding	6,035,041	6,071,581	6,031,665	6,078,434
Diluted earnings per common share	$.39	$.26	$.80	$.61

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2012 and 2011 because they were anti-dilutive:

	Three months ended		Six months ended
	June 30		June 30
	2012	2011	2012	2011
Stock options to purchase shares of common stock	196,220	202,970	196,220	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,092,411	1,950,933	2,087,943	1,882,586

--

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2012 and December 31, 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	(Losses)	Value
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$150,936	$1,166	$(52)	$152,050
Obligations of states and political subdivisions	46,176	2,841	(26)	48,991
Mortgage-backed securities: GSE residential	291,720	7,206	(91)	298,835
Trust preferred securities	5,372	7	(4,731)	648
Other securities	9,612	40	(149)	9,503
Total available-for-sale	$503,816	$11,260	$(5,049)	$510,027
Held-to-maturity:
Obligations of states and political subdivisions	$51	$-	$-	$51
December 31, 2011
Available-for-sale:
U.S. Treasury securities and obligations
of U.S. government corporations & agencies	$164,812	$1,294	$(40)	$166,066
Obligations of states and political subdivisions	38,828	2,374	-	41,202
Mortgage-backed securities: GSE residential	254,930	6,940	(37)	261,833
Trust preferred securities	5,625	-	(4,906)	719
Other securities	9,561	-	(465)	9,096
Total available-for-sale	$473,756	$10,608	$(5,448)	$478,916
Held-to-maturity:
Obligations of states and political subdivisions	$51	$-	$-	$51

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

Realized gains and losses resulting from sales of securities were as follows during the periods ended June 30, 2012 and 2011 (in thousands):

	June 30,	June 30,
	2012	2011
Gross gains	$823	$377
Gross losses	-	-

--

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at June 30, 2012 and the weighted average yield for each range of maturities (dollars in thousands).

	One year	After 1 through	After 5 through	After ten
	or less	5 years	10 years	years	Total
Available-for-sale:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$89,227	$60,568	$2,255	$-	$152,050
Obligations of state and political subdivisions	877	20,578	27,130	406	48,991
Mortgage-backed securities: GSE residential	14,056	204,019	80,760	-	298,835
Trust preferred securities	-	-	-	648	648
Other securities	-	7,554	1,901	48	9,503
Total investments	$104,160	$292,719	$112,046	$1,102	$510,027
Weighted average yield	2.18%	2.76%	2.67%	3.87%	2.63%
Full tax-equivalent yield	2.19%	2.89%	3.07%	4.01%	2.80%
Held-to-maturity:
Obligations of state and political subdivisions	$-	$51	$-	$-	$51
Weighted average yield	-%	4.75%	-%	-%	4.75%
Full tax-equivalent yield	-%	6.58%	-%	-%	6.58%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2012.

Investment securities carried at approximately $276,748,000 and $286,568,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,941	$(52)	$-	$-	$19,941	$(52)
Obligations of states and political subdivisions	2,890	(26)	-	-	2,890	(26)
Mortgage-backed securities: GSE residential	32,833	(91)	-	-	32,833	(91)
Trust preferred securities	-	-	518	(4,731)	518	(4,731)
Other securities	3,566	(136)	1,987	(13)	5,553	(149)
Total	$59,230	$(305)	$2,505	$(4,744)	$61,735	$(5,049)
December 31, 2011:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,960	$(40)	$-	$-	$19,960	$(40)
Obligations of states and political subdivisions	690	-	-	-	690	-
Mortgage-backed securities: GSE residential	15,231	(37)	-	-	15,231	(37)
Trust preferred securities	-	-	719	(4,906)	719	(4,906)
Other securities	7,190	(372)	1,907	(93)	9,096	(465)
Total	$43,071	$(449)	$2,625	$(4,999)	$45,696	$(5,448)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2012 and December 31, 2011, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2012 and December 31, 2011, there were no Obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2012 and December 31, 2011, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At June 30, 2012, there were three trust preferred securities with a fair value of $518,000 and unrealized losses of $4,731,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2011, there were four trust preferred securities with a fair value of $719,000 and unrealized losses of $4,906,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company has recorded a total of $0 and $246,000 of OTTI for these securities during 2012 and 2011, respectively.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at June 30, 2012. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL I	$647	$285	$(362)	$691
PreTSL II	950	207	(743)	2,187
PreTSL VI	123	130	7	127
PreTSL XXVIII	3,652	26	(3,626)	1,111
Total	$5,372	$648	$(4,724)	$4,116

Subsequently, on July 3, 2012, the company’s holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of approximately $11,500.

Other securities. At June 30, 2012, there was one corporate bond with a fair value of $1,987,000 and unrealized losses of $13,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2011, this bond had a fair value of $1,907,000 and unrealized losses of $93,000 in a continuous unrealized loss position for twelve months or more.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at June 30, 2012.

The Company does not believe any other individual unrealized loss as of June 30, 2012 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are pooled trust preferred securities. For each pooled trust preferred security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.  The most significant inputs are prepayments, defaults and loss severity.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2012 and 2011 (in thousands).

	Accumulated	Accumulated
	Credit Losses	Credit Losses
	June 30, 2012	June 30, 2011
Credit losses on trust preferred securities held
Beginning of period	$4,116	$3,230
Additions related to OTTI losses not previously recognized	-	-
Reductions due to sales	-	-
Reductions due to change in intent or likelihood of sale	-	-
Additions related to increases in previously recognized OTTI losses	-	246
Reductions due to increases in expected cash flows	-	-
End of period	$4,116	$3,476

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2012 and December 31, 2011 follows (in thousands):

	June 30, 2012	December 31, 2011
Construction and land development	$18,663	$23,136
Farm loans	78,274	72,586
1-4 Family residential properties (1)	186,684	180,738
Multifamily residential properties	31,067	19,847
Commercial real estate	304,369	321,908
Loans secured by real estate	619,057	618,215
Agricultural loans	56,436	63,182
Commercial and industrial loans	144,673	150,631
Consumer loans	15,839	16,274
All other loans	8,870	11,430
Gross loans	844,875	859,732
Less:
Net deferred loan fees, premiums and discounts	435	704
Allowance for loan losses	11,455	11,120
Net loans	$832,985	$847,908

(1) Includes loans held for sale

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale of $1,485,000 and $1,046,000 at June 30, 2012 and December 31, 2011, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2012, the Company’s loan portfolio included $134.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $117.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $1.1 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming decreased $2.7 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $89.7 million of loans to lessors of non-residential buildings and $43.6 million of loans to lessors of residential buildings and dwellings.

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

Agricultural and Agricultural Real Estate Loans
Agricultural loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment.  Agricultural real estate loans are primarily comprised of loans for the purchase of farmland.  Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices.  Operating lines are typically written for one year and secured by the crop. Loan-to-value ratios on loans secured by farmland generally do not exceed 65% and have amortization periods limited to twenty five years.  Federal government-assistance lending programs through the Farm Service Agency are used to mitigate the level of credit risk when deemed appropriate.

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

--

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

Three months ended June 30, 2012	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$8,810	$570	$710	$386	$817	$11,293
Provision charged to expense	453	76	68	27	(208)	416
Losses charged off	(295)	(12)	(44)	(47)	-	(398)
Recoveries	39	67	9	29	-	144
Balance, end of period	$9,007	$701	$743	$395	$609	$11,455
Ending balance:
Individually evaluated for impairment	$645	$89	$-	$-	$-	$734
Collectively evaluated for impairment	$8,362	$612	$743	$395	$609	$10,721
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Three months ended June 30, 2011
Allowance for loan losses:
Balance, beginning of period	$8,737	$360	$448	$403	$703	$10,651
Provision charged to expense	377	196	63	14	266	916
Losses charged off	(877)	-	(49)	(40)	-	(966)
Recoveries	75	-	-	19	-	94
Balance, end of period	$8,312	$556	$462	$396	$969	$10,695
Ending balance:
Individually evaluated for impairment	$661	$-	$-	$-	$-	$661
Collectively evaluated for impairment	$7,651	$556	$462	$396	$969	$10,034
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	748	100	291	52	(160)	1,031
Losses charged off	(598)	(12)	(205)	(95)	-	(910)
Recoveries	66	67	21	60	-	214
Balance, end of period	$9,007	$701	$743	$395	$609	$11,455
Ending balance:
Individually evaluated for impairment	$645	$89	$-	$-	$-	$734
Collectively evaluated for impairment	$8,362	$612	$743	$395	$609	$10,721
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$517,406	$132,611	$179,577	$15,600	$731	$845,925
Ending balance:
Individually evaluated for impairment	$4,487	$947	$-	$-	$-	$5,434
Collectively evaluated for impairment	$512,919	$131,664	$179,577	$15,600	$731	$840,491
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

Six months ended June 30, 2011	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	1,468	152	84	33	119	1,856
Losses charged off	(1,569)	-	(63)	(76)	-	(1,708)
Recoveries	106	-	1	47	-	154
Balance, end of period	$8,312	$556	$462	$396	$969	$10,695
Ending balance:
Individually evaluated for impairment	$661	$-	$-	$-	$-	$661
Collectively evaluated for impairment	$7,651	$556	$462	$396	$969	$10,034
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$466,332	$109,788	$186,522	$17,471	$20,379	$800,492
Ending balance:
Individually evaluated for impairment	$7,411	$1,149	$-	$-	$-	$8,560
Collectively evaluated for impairment	$458,921	$108,639	$186,522	$17,471	$20,379	$791,932
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Year ended December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	-	(3,760)
Recoveries	1,252	3	13	118	-	1,386
Balance, end of year	$8,791	$546	$636	$378	$769	$11,120
Ending balance:
Individually evaluated for impairment	$575	$-	$-	$-	$-	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-
Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074
Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$-	$-	$-	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206
Loans acquired with deteriorated
credit quality	$-	$-	$-	$-	$-	$-

During the two years since the acquisition of branches from First Bank, a majority of the loans acquired from First Bank have been rewritten or renewed in accordance with First Mid Bank’s underwriting standards.  Accordingly, during the second quarter of 2012, management concluded that the acquired loans that have been rewritten or renewed and are currently performing should be assigned risk factors that are consistent with other First Mid Bank loans that have similar risk characteristics.  The effect of this decision was to increase, in total, the amount of allowance allocated to non-classified loans and to decrease the unallocated portion of the allowance. This is the primary reason for the decline in the unallocated allowance balance.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$15,060	$19,708	$73,582	$67,637	$185,236	$180,247	$30,860	$19,638
Watch	2,162	2,168	2,514	2,496	435	497	-	-
Substandard	1,441	1,260	2,188	2,452	2,582	1,105	207	208
Doubtful	-	-	-	-	-	-	-	-
Total	$18,663	$23,136	$78,284	$72,585	$188,253	$181,849	$31,067	$19,846

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$274,571	$288,539	$51,481	$58,133	$141,679	$147,591	$15,824	$16,271
Watch	24,026	24,664	1,569	1,840	1,278	280	-	-
Substandard	5,086	7,798	3,460	3,284	1,815	2,845	14	-
Doubtful	-	-	-	-	-	-	-	-
Total	$303,683	$321,001	$56,510	$63,257	$144,772	$150,716	$15,838	$16,271

	All Other Loans		Total Loans
	2012	2011	2012	2011
Pass	$8,855	$11,413	$797,148	$809,177
Watch	-	-	31,984	31,945
Substandard	-	-	16,793	18,952
Doubtful	-	-	-	-
Total	$8,855	$11,413	$845,925	$860,074

The following table presents the Company’s loan portfolio aging analysis at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$-	$-	$-	$-	$18,663	$18,663	$-
Farm loans	204	83	70	357	77,927	78,284	-
1-4 Family residential properties	636	543	967	2,146	186,107	188,253	-
Multifamily residential properties	-	-	-	-	31,067	31,067	-
Commercial real estate	617	111	346	1,074	302,609	303,683	-
Loans secured by real estate	1,457	737	1,383	3,577	616,373	619,950	-
Agricultural loans	272	823	58	1,153	55,357	56,510	-
Commercial and industrial loans	258	57	248	563	144,209	144,772	-
Consumer loans	89	29	15	133	15,705	15,838	-
All other loans	-	-	-	-	8,855	8,855	-
Total loans	$2,076	$1,646	$1,704	$5,426	$840,499	$845,925	$-
December 31, 2011
Construction and land development	$-	$-	$-	$-	$23,136	$23,136	$-
Farm loans	377	111	737	1,225	71,360	72,585	-
1-4 Family residential properties	1,079	200	1,033	2,312	179,537	181,849	-
Multifamily residential properties	-	-	-	-	19,846	19,846	-
Commercial real estate	399	101	228	728	320,273	321,001	-
Loans secured by real estate	1,855	412	1,998	4,265	614,152	618,417	-
Agricultural loans	-	-	673	673	62,584	63,257	-
Commercial and industrial loans	950	73	585	1,608	149,108	150,716	-
Consumer loans	94	36	7	137	16,134	16,271	-
All other loans	-	-	-	-	11,413	11,413	-
Total loans	$2,899	$521	$3,263	$6,683	$853,391	$860,074	$-

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

The following tables present impaired loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,014	$1,529	$407	$833	$1,070	$295
Farm loans	-	-	-	-	-	-
1-4 Family residential properties	67	67	23	71	71	27
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	597	597	121	1,414	1,693	183
Loans secured by real estate	1,678	2,193	551	2,318	2,834	505
Agricultural loans	312	312	89	-	-	-
Commercial and industrial loans	411	411	94	382	382	70
Consumer loans	-	-	-	-	-	-
All other loans	-	-	-	-	-	-
Total loans	$2,401	$2,916	$734	$2,700	$3,216	$575
Loans without a specific allowance:
Construction and land development	$-	$-	$-	$-	$-	$-
Farm loans	206	206	-	532	532	-
1-4 Family residential properties	1,535	1,862	-	1,641	1,818	-
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	1,840	1,879	-	1,226	1,256	-
Loans secured by real estate	3,581	3,947	-	3,399	3,606	-
Agricultural loans	553	553	-	673	673	-
Commercial and industrial loans	369	589	-	660	1,255	-
Consumer loans	15	31	-	8	20	-
All other loans	-	-	-	-	-	-
Total loans	$4,518	$5,120	$-	$4,740	$5,554	$-
Total loans:
Construction and land development	$1,014	$1,529	$407	$833	$1,070	$295
Farm loans	206	206	-	532	532	-
1-4 Family residential properties	1,602	1,929	23	1,712	1,889	27
Multifamily residential properties	-	-	-	-	-	-
Commercial real estate	2,437	2,476	121	2,640	2,949	183
Loans secured by real estate	5,259	6,140	551	5,717	6,440	505
Agricultural loans	865	865	89	673	673	-
Commercial and industrial loans	780	1,000	94	1,042	1,637	70
Consumer loans	15	31	-	8	20	-
All other loans	-	-	-	-	-	-
Total loans	$6,919	$8,036	$734	$7,440	$8,770	$575

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six- month periods ended June 30, 2012 and 2011 (in thousands):

	For the three months ended
	June 30, 2012		June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,014	$-	$1,430	$-
Farm loans	206	-	535	-
1-4 Family residential properties	1,621	-	2,320	-
Multifamily residential properties	-	-	-	-
Commercial real estate	2,437	7	4,074	1
Loans secured by real estate	5,278	7	8,359	1
Agricultural loans	864	-	752	-
Commercial and industrial loans	780	3	1,366	-
Consumer loans	15	-	-	-
All other loans	-	-	-	-
Total loans	$6,937	$10	$10,477	$1

	For the six months ended
	June 30, 2012		June 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,014	$-	$1,422	$-
Farm loans	206	-	536	-
1-4 Family residential properties	1,632	-	2,331	-
Multifamily residential properties	-	-	-	-
Commercial real estate	2,349	14	4,483	7
Loans secured by real estate	5,201	14	8,772	7
Agricultural loans	883	-	756	-
Commercial and industrial loans	834	7	1,171	-
Consumer loans	17	-	-	-
All other loans	-	-	-	-
Total loans	$6,935	$21	$10,699	$7

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $7,000 of 1-4 Family residential properties, $389,000 of commercial real estate and $304,000 of commercial and industrial at June 30, 2012 and $398,000 of commercial real estate at June 30, 2011. For the months ended June 30, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2012 and December 31, 2011 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2012	December 31, 2011
Construction and land development	$1,014	$833
Farm loans	206	532
1-4 Family residential properties	1,595	1,712
Multifamily residential properties	-	-
Commercial real estate	2,048	2,245
Loans secured by real estate	4,863	5,322
Agricultural loans	865	673
Commercial and industrial loans	476	720
Consumer loans	15	8
All other loans	-	-
Total loans	$6,219	$6,723

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $130,000 and $255,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at June 30, 2012 and December 31, 2011 was $2,830,000 and $1,834,000, respectively.  Approximately $559,000 and $140,000 in specific reserves have been established with respect to these loans as of June 30, 2012 and December 31, 2011, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

During the six-month period ended June 30, 2012:

•
Two notes restructured in 2011 to lower the monthly payments by re-amortizing the debt were combined with three other non-accrual notes (not considered TDRs). The new note remains on non-accrual however the terms of the new note are considered to be market terms.

•
Three construction and land development notes to a single borrower that were in non-accrual status were modified to lower interest rates due to cash flow difficulties of the borrower The note remains in non-accrual status.

•	One 1-4 Family residential property note that was in non-accrual status was modified to a single-pay note due in six months. The note remains in non-accrual status.

•	One 1-4 Family residential property note that was in accrual status was restructured to lower the monthly payments by re-amortizing the debt. The note remains in accrual status.

•	One commercial and industrial note that was in non-accrual status was modified to defer payments until October 2012. The note remains in non-accrual status.

During the year ended December 31, 2011:

•
The modification of one commercial real estate loan involved charging down the loan to a level which is expected to be serviced by the on-going operations of the property at a market interest rate and amortization period. The loan was in non-accrual status at the time of the modification and will remain so until sustained performance occurs under the modified terms.

•	One commercial real estate loan was modified by charging down the loan and the combining of several past due notes which lowered the monthly payment of the notes.

•
One commercial real estate loan and a commercial loan of a single borrower were restructured to lower the monthly payments by re-amortizing the debt. The interest rates and maturity dates remained unchanged; however the balloon payments were increased.

•
One commercial loan was modified to interest-only payments for a six-month period with the maturity date extended for eighteen months. The interest rate remained unchanged. The loan is 75% guaranteed by the Small Business Administration.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2012 (in thousands).

Troubled debt restructurings:	June 30, 2012	December 31, 2011
Construction and land development	$1,014	$-
1-4 Family residential properties	471	393
Commercial real estate	1,025	952
Loans secured by real estate	2,510	1,345
Commercial and industrial loans	320	489
Total	$2,830	$1,834
Performing troubled debt restructurings:
1-4 Family residential properties	$7	$-
Commercial real estate	389	395
Loans secured by real estate	396	395
Commercial and industrial loans	304	322
Total	$700	$717

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the six months ended June 30, 2012.  There were two loans totaling $215,000 modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2011.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a decrease of $14.4 million during the first six months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB borrowings declined $10 million due to maturity of two advances during the first three months of 2012.
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

The Investors who subscribed for the remaining $8,250,000 of our Series C Preferred Stock were (a) individuals who are members of the Lumpkin family, including Benjamin I. Lumpkin, a director of the Company, and (b) entities controlled by, and trusts created for the benefit of, individuals who are members of the Lumpkin family (collectively, the “Remaining Investors”).

As described in our Current Report on Form 8-K filed on November 21, 2011, the disinterested members of the Board of Directors of the Company, which did not include Benjamin I. Lumpkin and Steve L. Grissom, approved and authorized, and the Remaining Investors agreed to, certain amendments to their subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and, in lieu thereof, the issuance by the Company of short-term unsecured promissory notes to the Remaining Investors (the “Notes”). On November 21, 2011, the Company and the Remaining Investors agreed to the release of the escrowed funds in exchange for the Notes.

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they will exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors will use the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were cancelled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

--

Note 6 -- Fair Value of Assets and Liabilities

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2012,

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

--

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$152,050	$-	$152,050	$-
Obligations of states and political subdivisions	48,991	-	48,991	-
Mortgage-backed securities	298,835	-	298,835	-
Trust preferred securities	648	-	-	648
Other securities	9,503	48	9,455	-
Total available-for-sale securities	$510,027	$48	$509,331	$648

December 31, 2011
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,066	$-	$166,066	$-
Obligations of states and political subdivisions	41,202	-	41,202	-
Mortgage-backed securities	261,833	-	261,775	58
Trust preferred securities	719	-	-	719
Other securities	9,096	29	9,067	-
Total available-for-sale securities	$478,916	$29	$478,110	$777

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011 is summarized as follows (in thousands):

	Available-for-Sale Securities
June 30, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$-	$536	$536
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	-	-
Included in other comprehensive income (loss)	-	189	189
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	(77)	(77)
Ending balance	$-	$648	$648

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$-	$-

	Available-for-Sale Securities
June 30, 2011	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Total gains or losses
Included in net income	-	(246)	(246)
Included in other comprehensive income (loss)	-	586	586
Purchases, issuances, sales and settlements
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	(5)	-	(5)
Ending balance	$63	$921	$984

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-	$(246)	$(246)

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of June 30, 2012 was $3,007,000 and a fair value of $2,279,000 resulting in specific loss exposures of $728,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2012 was $2,771,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $1,313,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,279	$-	$-	$2,279
Foreclosed assets held for sale	1,313	-	-	1,313
December 31, 2011
Impaired loans (collateral dependent)	$2,282	$-	$-	$2,282
Foreclosed assets held for sale	2,336	-	-	2,336

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

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$648	Discounted cash flow	Discount rate Constant prepayment rate (1) Cumulative projected prepayments Probability of default Projected cures given deferral Loss severity	2.8%-24.5% (20.3%) 5% 11.9%-63.6% (20.1%) .16%-.56% (.55%) 0%-83.3% (6.6%) 90.1%-95.7% (94.5%)
Impaired loans (collateral dependent)	$2,279	Third party valuations	Discount to reflect realizable value	0%-40% (20%)
Foreclosed assets held for sale	$1,313	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%-40% (35%)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805.

	Carrying	Fair
June 30, 2012	Amount	Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$42,316	$42,316	$42,316	$-	$-
Federal funds sold	60,995	60,995	60,995	-	-
Certificates of deposit investments	11,737	11,724	11,724	-	-
Available-for-sale securities	510,027	510,027	48	509,331	648
Held-to-maturity securities	51	51	-	51	-
Loans held for sale	1,485	1,485	-	1,485	-
Loans net of allowance for loan losses	832,985	833,550	-	-	833,550
Interest receivable	6,069	6,069	-	6,069	-
Federal Reserve Bank stock	1,522	1,522	-	1,522	-
Federal Home Loan Bank stock	3,293	3,293	-	3,293	-
Financial Liabilities
Deposits	$1,233,800	$1,234,743	$-	$1,008,513	$226,230
Securities sold under agreements to repurchase	118,030	118,028	-	118,028	-
Interest payable	422	422	-	422	-
Federal Home Loan Bank borrowings	9,750	10,531	-	10,531	-
Junior subordinated debentures	20,620	12,073	-	12,073	-

	Carrying	Fair
December 31, 2011	Amount	Value
Financial Assets
Cash and due from banks	$52,105	$52,105
Federal funds sold	20,997	20,997
Certificates of deposit investments	13,231	13,225
Available-for-sale securities	478,916	478,916
Held-to-maturity securities	51	51
Loans held for sale	1,046	1,046
Loans net of allowance for loan losses	847,908	850,308
Interest receivable	7,052	7,052
Federal Reserve Bank stock	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727
Financial Liabilities
Deposits	$1,170,734	$1,172,069
Securities sold under agreements to repurchase	132,380	132,383
Interest payable	510	510
Federal Home Loan Bank borrowings	19,750	20,619
Other Borrowings	8,250	8,250
Junior subordinated debentures	20,620	11,969

--

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six- month periods ended June 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $6,869,000 and $5,423,000 and diluted net income per common share available to common stockholders was $.80 and $.61 for the six months ended June 30, 2012 and 2011, respectively.  The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2012 and 2011, compared to the performance ratios for the year ended December 31, 2011:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2012	2011	2011
Return on average assets	.90%	.72%	.76%
Return on average common equity	9.46%	7.90%	8.36%
Average equity to average assets	9.44%	8.47%	8.88%

Total assets at June 30, 2012 and December 31, 2011 were $1.54 billion and $1.50 billion, respectively. The increase in net assets was primarily due to increases in federal funds sold and available-for-sale securities offset by declines in loan balances.  Available-for-sale securities increased by $31.1 million during the first six months of 2012 while non-interest bearing cash and due from banks decreased by $7.7 million. Net loan balances were $833 million June 30, 2012, a decrease of $14.9 million, or 1.8%, from $847.9 million at December 31, 2011 primarily due to seasonal decreases in agricultural related loans. Total deposit balances increased to $1.23 billion at June 30, 2012 from $1.17 billion at December 31, 2011 due to increases in non-interest bearing and interest bearing deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.43% for the six months ended June 30, 2012, up from 3.40% for the same period in 2011. Net interest income before the provision for loan losses was $24.3 million compared to net interest income of $23.6 million for the same period in 2011. This increase was due to the systematic investment of liquidity, as well as an overall increase in earning assets added.

Other income increased $1 million or 12.6%, to $9.1 million for the six months ended June 30, 2012 compared to $8.1 million for the six months ended June 30, 2011. The increase in other income was primarily due to a decline in other-than-temporary impairment charges on investment securities and increases in mortgage banking revenues and security gains.

Other expense increased 0.5%, or $96,000, to $21.4 million for the six months ended June 30, 2012 compared to $21.3 million during the same period in 2011.  The increase in other expense was primarily due to increased expenses for salaries and benefits offset by declines in other real estate owned expense and FDIC assessment fees.

--

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income
	2012 versus 2011
	Three months ended June 30	Six months ended June 30
Net interest income	$379	$727
Provision for loan losses	500	825
Other income, including securities transactions	438	1,013
Other expenses	229	(96)
Income taxes	(645)	(1,023)
Increase in net income	$901	$1,446

Credit quality is an area of importance to the Company. Total nonperforming loans were $6.9 million at June 30, 2012, compared to $10.6 million at June 30, 2011 and $7.4 million at December 31, 2011. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $2.8 million at June 30, 2012 compared to $4.7 million on June 30, 2011 and $4.6 million on December 31, 2011. The Company’s provision for loan losses for the six months ended June 30, 2012 and 2011 was $1 million and $1.9 million, respectively.  Total loans past due 30 days or more declined to .64% of loans June 30, 2012 compared to .78% of loans at December 31, 2011.  At June 30, 2012, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised 72% of the loan portfolio as of June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012, annualized net charge-offs were .17% of average loans compared to .39% for the same period in 2011.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2012 and 2011 and December 31, 2011 was 14.88%, 13.92% and 13.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2012 and 2011 and December 31, 2011 was 16.04%, 15.06% and 14.48%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2012 and 2011 were $306.4 million and $202.4 million, respectively.  The increase in 2012 was primarily the result of several larger commercial and commercial real estate lines of credit that were unfunded at June 30, 2012.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $206,000 and $245,000 for this assessment during the first six months of 2012 and 2011, respectively.

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

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $23,000 and $41,000 during the first six months of 2012 and 2011, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $1,774,000 as of June 30, 2012.

Basel III. In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019.  Adoption in the U.S. is expected to occur over a similar timeframe, but the final form of the U.S. rules is uncertain.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Mid Bank. The FDIC and the Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms.  The proposed rules will be in a comment period through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and First Mid Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

While uncertainty exists in both the final form of the rules and whether or not the Company will be required to adopt all of the rules, the Company is closely monitoring relevant developments.

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

--

Results of Operations

Net Interest Income

The largest source of revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities.  The amount of interest income is dependent upon many factors, including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates.  The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.  The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended June 30, 2012 and 2011 in the following table (dollars in thousands):

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$17,889	$13	.29%	$115,948	$79	.27%
Federal funds sold	68,201	16	.09%	80,109	16	.08%
Certificates of deposit investments	11,932	16	.54%	11,189	19	.68%
Investment securities
Taxable	446,735	2,594	2.32%	376,154	2,464	2.62%
Tax-exempt (1)	45,755	409	3.58%	26,929	264	3.92%
Loans (2)(3)(4)	840,256	10,910	5.21%	796,912	11,280	5.68%
Total earning assets	1,430,768	13,958	3.91%	1,407,241	14,122	4.03%
Cash and due from banks	36,297			30,827
Premises and equipment	30,353			28,276
Other assets	52,341			53,151
Allowance for loan losses	(11,487)			(11,068)
Total assets	$1,538,272			$1,508,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$505,654	$392	.31%	$500,254	$627	.50%
Savings deposits	276,808	331	.48%	255,004	409	.64%
Time deposits	235,892	580	0.99%	268,608	742	1.11%
Securities sold under agreements to repurchase	117,031	30	.10%	109,795	42	.15%
FHLB advances	9,761	65	2.67%	19,761	183	3.71%
Fed Funds Purchased	44	-	0.51%	55	-	.00%
Junior subordinated debt	20,620	140	2.72%	20,620	240	4.67%
Other debt	7,978	162	8.0%	-	-	-
Total interest-bearing liabilities	1,173,788	1,700	.58%	1,174,097	2,243	.77%
Non interest-bearing demand deposits	212,214			195,900
Other liabilities	7,032			5,633
Stockholders' equity	145,238			132,797
Total liabilities & equity	$1,538,272			$1,508,427
Net interest income		$12,258			$11,879
Net interest spread			3.33%			3.26%
Impact of non-interest bearing funds			.10%			.12%

Net yield on interest- earning assets			3.43%			3.38%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the six months ended June 30, 2012 and 2011 in the following table (dollars in thousands):

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-bearing deposits with other financial institutions	$14,996	$19	.25%	$124,222	$156	.25%
Federal funds sold	64,870	28	.09%	80,055	40	.10%
Certificates of deposit investments	12,509	34	.54%	10,626	40	.77%
Investment securities
Taxable	440,815	5,161	2.34%	356,635	4,639	2.60%
Tax-exempt (1)	44,076	794	3.60%	27,027	533	3.94%
Loans (2)(3)(4)	841,294	21,870	5.21%	797,456	22,743	5.75%
Total earning assets	1,418,560	27,906	3.95%	1,396,021	28,151	4.07%
Cash and due from banks	36,242			29,132
Premises and equipment	30,470			28,340
Other assets	52,831			54,136
Allowance for loan losses	(11,411)			(10,950)
Total assets	$1,526,692			$1,496,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$503,984	$874	.35%	$503,512	$1,267	.51%
Savings deposits	276,808	661	.48%	244,836	807	.67%
Time deposits	231,064	1,195	1.04%	281,942	1,523	1.09%
Securities sold under agreements to repurchase	113,004	75	.13%	98,339	75	.15%
FHLB advances	11,706	178	3.05%	20,733	394	3.83%
Fed Funds Purchased	22	0	0.51%	28	-	.55%
Junior subordinated debt	20,620	286	2.78%	20,620	501	4.90%
Other debt	8,114	326	8.0%	-	-	-
Total interest-bearing liabilities	1,165,322	3,595	.62%	1,170,010	4,567	.79%
Non interest-bearing demand deposits	209,770			194,158
Other liabilities	7,436			5,719
Stockholders' equity	144,164			126,792
Total liabilities & equity	$1,526,692			$1,496,679
Net interest income		$24,311			$23,584
Net interest spread			3.33%			3.28%
Impact of non-interest bearing funds			.10%			.12%

Net yield on interest- earning assets			3.43%			3.40%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

--

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2012, compared to the same periods in 2011 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012 compared to 2011			2012 compared to 2011
	Increase / (Decrease)			Increase / (Decrease)
	Total			Total
	Change	Volume (1)	Rate (1)	Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(66)	$(103)	$37	$(137)	$(137)	-
Federal funds sold	-	(9)	9	(12)	(8)	(4)
Certificates of deposit investments	(3)	7	(10)	(6)	15	(21)
Investment securities:
Taxable	130	1,482	(1,352)	522	1,669	(1,147)
Tax-exempt (2)	145	170	(25)	261	310	(49)
Loans (3)	(370)	2,824	(3,194)	(873)	2,858	(3,731)
Total interest income	(164)	4,371	(4,535)	(245)	4,707	(4,952)

Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(235)	46	(281)	(393)	3	(396)
Savings deposits	(78)	189	(267)	(146)	238	(384)
Time deposits	(162)	(86)	(76)	(328)	(262)	(66)
Securities sold under
agreements to repurchase	(12)	16	(28)	-	21	(21)
FHLB advances	(118)	(76)	(42)	(216)	(147)	(69)
Junior subordinated debt	(100)	-	(100)	(215)	-	(215)
Other debt	162	162	-	326	326	-
Total interest expense	(543)	251	(794)	(972)	179	(1,151)
Net interest income	$379	$4,120	$(3,741)	727	4,528	(3,801)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $727,000, or 3.1%, to $24.3 million for the six months ended June 30, 2012, from $23.6 million for the same period in 2011. The increase in net interest income was primarily due to a greater increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the decline in rates of interest-bearing liabilities during the same period.

For the six months ended June 30, 2012, average earning assets increased by $22.5 million, or 1.6%, and average interest-bearing liabilities decreased $4.7 million, or .4%, compared with average balances for the same period in 2011. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $109.2 million or 87.9%.

•	Average federal funds sold decreased $15.2 million or 19%.

•	Average certificates of deposit investments increased by $1.9 million or 17.7%.

•	Average loans increased by $43.8 million or 5.5%.

•	Average securities increased by $101.2 million or 26.4%.

•	Average deposits decreased by $18.4 million or 1.8%.

•	Average securities sold under agreements to repurchase increased by $14.7 million or 14.9%.

•	Average borrowings and other debt decreased by $.9 million or 2.2%.

•	Net interest margin increased to 3.43% for the first six months of 2012 from 3.40% for the first six months of 2011.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.50% and 3.46% for the first six months of 2012 and 2011, respectively. The TE adjustments to net interest income for the six months ended June 30, 2012 and 2011 were $409,000 and $275,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2012 and 2011 was $1 million and $1.9 million, respectively.  Nonperforming loans were $6.9 million and $10.6 million as of June 30, 2012 and 2011, respectively.  Net charge-offs were $696,000 for the six months ended June 30, 2012 compared to $1.6 million during the same period in 2011.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2011	$ Change	2012	2011	$ Change
Trust revenues	$752	$739	$13	$1,612	$1,520	$92
Brokerage commissions	168	152	16	310	307	3
Insurance commissions	437	510	(73)	1,084	1,118	(34)
Service charges	1,188	1,201	(13)	2,289	2,297	(8)
Security gains, net	439	196	243	823	377	446
Impairment losses on securities	-	(61)	61	-	(246)	246
Mortgage banking revenue, net	327	123	204	563	239	324
ATM / debit card revenue	812	889	(77)	1,691	1,721	(30)
Other	374	310	64	705	731	(26)
Total other income	$4,497	$4,059	$438	$9,077	$8,064	$1,013

Following are explanations of the changes in these other income categories for the three months ended June 30, 2012 compared to the same period in 2011:

•
Trust revenues increased $13,000 or 1.8% to $752,000 from $739,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $566.5 million at June 30, 2012 compared to $533.4 million at June 30, 2011.

•	Revenues from brokerage increased $16,000 or 10.5% to $168,000 from $152,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions decreased $73,000 or 14.3% to $437,000 from $510,000 due to a decrease in property and casualty insurance premiums written during 2012 compared to the same period in 2011.

•	Fees from service charges decreased $13,000 or 1.1% to $1,188,000 from $1,201,000.

•	The sale of securities during the three months ended June 30, 2012 resulted in net securities gains of $439,000 compared to $196,000 during the three months ended June 30, 2011.

•
During the second quarter of 2012, the Company recorded no other-than-temporary impairment charges compared to $61,000 for one of its investments in trust preferred securities during the second quarter of 2011. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $204,000 or 165.9% to $327,000 from $123,000. Loans sold balances were as follows:

•	$19.2 million (representing 165 loans) for the second quarter of 2012.
•	$8.5 million (representing 68 loans) for the second quarter of 2011.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards decreased $77,000 or 8.7% to $812,000 from $889,000 due to lower fees received for processing transactions.

•
Other income increased $64,000 or 20.6% to $374,000 from $310,000. This increase was primarily due to increased loan closing fees, check printing fees and other miscellaneous fees during the second quarter of 2012 compared to 2011.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2012 compared to the same period in 2011:

•
Trust revenues increased $92,000 or 6.1% to $1,612,000 from $1,520,000 due primarily to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $566.5 million at June 30, 2012 compared to $533.4 million at June 30, 2011.

•	Revenues from brokerage increased $3,000 or 1% to $310,000 from $307,000.

•	Insurance commissions decreased $34,000 or 3% to $1,084,000 from $1,118,000 due to a decrease in property and casualty insurance premiums written during 2012 compared to the same period in 2011.

•	Fees from service charges decreased $8,000 or 0.3% to $2,289,000 from $2,297,000.

•	The sale of securities during the six months ended June 30, 2012 resulted in net securities gains of $823,000 compared to $377,000 during the six months ended June 30, 2011.

•
During the first six months of 2012, the Company recorded no other-than-temporary impairment charges compared to $246,000 for two of its investments in trust preferred securities during the first six months of 2011. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $324,000 or 135.6% to $563,000 from $239,000. Loans sold balances were as follows:

•	$37.4 million (representing 319 loans) for the second quarter of 2012.
•	$18.9 million (representing 158 loans) for the second quarter of 2011.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards decreased $30,000 or 1.7% to $1,691,000 from $1,721,000 due to lower fees received for processing transactions.

•	Other income decreased $26,000 or 3.6% to $705,000 from $731,000. This decrease was due to decreases in various expenses during the first six months of 2012 compared to the same period in 2011.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30			Six months ended June 30,
	2012	2011	$ Change	2012	2011	$ Change
Salaries and employee benefits	$5,850	$5,625	$225	$11,523	$11,059	$464
Net occupancy and equipment expense	2,004	1,983	21	4,014	3,950	64
Net other real estate owned expense	235	477	(242)	298	597	(299)
FDIC insurance	229	286	(57)	463	720	(257)
Amortization of intangible assets	179	286	(107)	424	572	(148)
Stationery and supplies	141	151	(10)	311	289	22
Legal and professional	497	513	(16)	1,108	1,080	28
Marketing and donations	322	258	64	551	459	92
Other operating expenses	1,325	1,432	(107)	2,707	2,577	130
Total other expense	$10,782	$11,011	$(229)	$21,399	$21,303	$96

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2012 compared to the same period in 2011:

•
Salaries and employee benefits, the largest component of other expense, increased $225,000 or 4% to $5,850,000 from $5,625,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2012 and an increase in accrual for bonuses based on estimated achievement for 2012.  There were 402 full-time equivalent employees at June 30, 2012 compared to 407 at June 30, 2011.

•
Occupancy and equipment expense increased $21,000 or 1.1% to $2,004,000 from $1,983,000. This increase was primarily due to increases in building depreciation expense and expenses for computer software and software maintenance for existing branches and other expenses associated with the company’s purchase of a building in Mattoon, Illinois in August 2011.

•
Net other real estate owned expense decreased $242,000 or 50.7% to $235,000 from $477,000. The decrease in 2012 was primarily due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and less loss on properties sold during the second quarter of 2012 compared to the same period in 2011.

•	FDIC insurance expense decreased $57,000 or 19.9% to $229,000 from $286,000 due to a change in the calculation of insurance assessments beginning April 1, 2011.

•
Expense for amortization of intangible assets decreased $107,000 or 37.4% to $179,000 from $286,000 for the three months ended June 30, 2012 and 2011. The decrease in intangible amortization expense in 2012 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles.

•	Other operating expenses decreased $107,000 or 7.5% to $1,325,000 in 2012 from $1,432,000 in 2011 primarily due to decreases in correspondent service charges and loan collection expenses.

•
On a net basis, all other categories of operating expenses increased $38,000 or 4.1% to $960,000 in 2012 from $922,000 in 2011.  The increase was primarily due to an increase in marketing and promotion expenses offset by a decrease in legal expenses.

Following are explanations for the changes in these other expense categories for the six months ended June 30, 2012 compared to the same period in 2011:

•
Salaries and employee benefits, the largest component of other expense, increased $464,000 or 4.2% to $11,523,000 from $11,059,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2012 and an increase in accrual for bonuses based on estimated achievement for 2012.  There were 402 full-time equivalent employees at June 30, 2012 compared to 407 at June 30, 2011.

•
Occupancy and equipment expense increased $64,000 or 1.6% to $4,014,000 from $3,950,000. This increase was primarily due to increases in building depreciation expense and expenses for computer software and software maintenance for existing branches and other expenses associated with the company’s purchase of a building in Mattoon, Illinois in August 2011 offset by declines in rental expenses.

•
Net other real estate owned expense decreased $299,000 or 50.1% to $298,000 from $597,000. The decrease in 2012 was primarily due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and less loss on properties sold during the second quarter of 2012 compared to the same period in 2011.

•	FDIC insurance expense decreased $257,000 or 35.7% to $463,000 from $720,000 due to a change in the calculation of insurance assessments beginning April 1, 2011.

•
Expense for amortization of intangible assets decreased $148,000 or 25.9% to $424,000 from $572,000 for the six months ended June 30, 2012 and 2011. The decrease in intangible amortization expense in 2012 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles in 2012.

•	Other operating expenses increased $130,000 or 5% to $2,707,000 in 2012 from $2,577,000 in 2011 primarily due to increase in ATM and debit card expenses and other various expenses.

•
On a net basis, all other categories of operating expenses increased $142,000 or 7.8% to $1,970,000 in 2012 from $1,828,000 in 2011.  The increase was primarily due to an increase in marketing and promotion and other professional expenses offset by a decrease in legal expenses.

Income Taxes

Total income tax expense amounted to $4,089,000 (37.3% effective tax rate) for the six months ended June 30, 2012, compared to $3,066,000 (36.1% effective tax rate) for the same period in 2011. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This increase continued in 2012.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$150,936	1.82%	$164,812	1.99%
Obligations of states and political subdivisions	46,227	3.74%	38,879	3.92%
Mortgage-backed securities: GSE residential	291,720	2.87%	254,930	3.17%
Trust preferred securities	5,372	3.84%	5,625	4.05%
Other securities	9,612	1.92%	9,561	1.92%
Total securities	$503,867	2.63%	$473,807	2.81%

At June 30, 2012, the Company’s investment portfolio increased by $30.1 million  from December 31, 2011 primarily due to the purchase of mortgage-backed securities offset by maturities of several US Government Agency securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2012 for certain investment securities:

	Amortized	Estimated	Average Credit Rating of Fair Value at September 30, 2010 (1)
	Cost	Fair Value	AAA	AA +/-	A	+/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of
U.S. government corporations and agencies	$150,936	$152,050	$129,535	$-	$-		$-	$-	$22,515
Obligations of state and political subdivisions	46,227	49,042	3,211	36,064	6,097		262	-	3,408
Mortgage-backed securities (2)	291,720	298,835	-	-	-		-	-	298,835
Trust preferred securities	5,372	648	-	-	-		-	648	-
Other securities	9,612	9,503	-	-	9,455		-	-	48
Total investments	$503,867	$510,078	$132,746	$36,064	$15,552		$262	$648	$324,806

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

--

The trust preferred securities are four trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of June 30, 2012:

Deal name	PreTSL I	PreTSL II	PreTSL VI	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$646,804	$950,510	$122,792	$3,652,127
Fair value	$284,800	$206,670	$130,312	$26,522
Unrealized gains/(losses)	$(362,004)	$(743,840)	$7,520	$(3,625,605)
Other-than-temporary impairment recorded in earnings	$691,000	$2,186,531	$127,146	$1,111,303

Lowest credit rating assigned	Ca	Ca	Ca	C
Number of performing banks	14	14	3	27
Number of issuers in default	4	4	-	9
Number of issuers in deferral	2	6	2	9

Original collateral	$303,112,000	$334,170,000	$519,250,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	26.1%	27.5%	5.8%	26.9%
Remaining collateral	$200,000,000	$198,100,000	$40,750,000	$360,850,000
Actual defaults & deferrals as a % of remaining collateral	39.5%	46.4%	73.6%	26.9%
Expected defaults & deferrals as a % of remaining collateral	38.6%	47.1%	16.0%	36.0%
Performing collateral	$121,000,000	$106,100,000	$10,750,000	$264,864,176

Current balance of class	$94,014,844	$120,670,153	$20,806,138	$36,859,249
Subordination	$157,603,007	$198,585,595	$20,806,138	$302,634,424
Excess subordination	$(36,603,007)	$(92,485,595)	$(10,056,138)	$(37,770,248)
Excess subordination as a % of remaining performing collateral	-30.3%	-87.2%	-93.5%	-14.3%

Discount rate (1)	9.74%	9.68%	0.461%-3.199%	0.458%-3.1100%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36%	2% / .36%	2% / .36%	2% / .36%
Recovery assumption (3)	10%	10%	10%	10%
Prepayment assumption (4)	5%	5%	5%	5%

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

At June 30, 2012 and 2011 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on all of its trust preferred securities investments as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all four of the trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep these securities on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.  See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at June 30, 2012 and December 31, 2011.

Subsequently, on July 3, 2012, the company’s holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of approximately $11,500.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	% Outstanding Loans	December 31, 2011	% Outstanding Loans
Construction and land development	$18,663	2.2%	$23,136	2.7%
Farm loans	78,284	9.3%	72,585	8.4%
1-4 Family residential properties	188,253	22.3%	181,849	21.1%
Multifamily residential properties	31,067	3.7%	19,846	2.3%
Commercial real estate	303,683	35.8%	321,001	37.4%
Loans secured by real estate	619,950	73.3%	618,417	71.9%
Agricultural loans	56,510	6.7%	63,257	7.4%
Commercial and industrial loans	144,772	17.1%	150,716	17.5%
Consumer loans	15,838	1.9%	16,271	1.9%
All other loans	8,855	1.0%	11,413	1.3%
Total loans	$845,925	100.0%	$860,074	100.0%

Overall loans decreased $14.1 million, or 1.7%.  The decrease was primarily due to seasonal declines in agricultural related loan balances, as well as commercial and industrial loan balances.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,485,000 and $1,046,000 as of June 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	loans
Mattoon region	$164,382	19.4%	$163,446	19.0%
Charleston region	52,470	6.2%	48,716	5.7%
Sullivan region	117,190	13.9%	120,369	14.0%
Effingham region	65,682	7.8%	75,750	8.8%
Decatur region	206,521	24.3%	197,063	22.9%
Peoria region	131,760	15.6%	143,955	16.7%
Highland region	107,920	12.8%	110,775	12.9%
Total all regions	$845,925	100.0%	$860,074	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2012 and 2011, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2012 and December 31, 2011, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2012		December 31, 2011
	Principal	% Outstanding	Principal	% Outstanding
	balance	Loans	balance	Loans
Other grain farming	$117,442	13.88%	$120,061	13.17%
Lessors of non-residential buildings	89,718	10.61%	82,557	9.50%
Lessors of residential buildings & dwellings	43,584	5.15%	44,009	5.06%
Hotels and motels	46,053	5.44%	46,842	5.64%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2012, by contractual maturities (in thousands):

	Maturity (1)
	One year	Over 1 through	Over
	or less(2)	5 years	5 years	Total
Construction and land development	$11,895	$6,409	$359	$18,663
Farm loans	12,344	41,494	24,446	78,284
1-4 Family residential properties	22,175	86,874	79,204	188,253
Multifamily residential properties	2,438	18,340	10,289	31,067
Commercial real estate	51,977	174,118	77,588	303,683
Loans secured by real estate	100,829	327,235	191,886	619,950
Agricultural loans	42,055	13,649	806	56,510
Commercial and industrial loans	90,555	45,259	8,958	144,772
Consumer loans	3,625	11,969	244	15,838
All other loans	1,281	1,907	5,667	8,855
Total loans	$238,345	$400,019	$207,561	$845,925
(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2012, loans with maturities over one year consisted of approximately $553.1 million in fixed rate loans and approximately $54.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual loans	$6,219	$6,723
Restructured loans which are performing in accordance
with revised terms	700	717
Total nonperforming loans	6,919	7,440
Repossessed assets	2,782	4,606
Total nonperforming loans and repossessed assets	$9,701	$12,046
Nonperforming loans to loans,
before allowance for loan losses	0.82%	.87%
Nonperforming loans and repossessed assets to loans,
before allowance for loan losses	1.15%	1.40%

The $504,000 decrease in nonaccrual loans during 2012 resulted from the net of $2,242,000 of loans put on nonaccrual status, offset by $270,000 of loans transferred to other real estate owned, $312,000 of loans charged off and $2,164,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,014	16.3%	$833	12.4%
Farm loans	206	3.3%	532	7.9%
1-4 Family residential properties	1,595	25.7%	1,712	25.5%
Commercial real estate	2,048	32.9%	2,245	33.4%
Loans secured by real estate	4,863	78.2%	5,322	79.2%
Agricultural loans	865	13.9%	673	10.0%
Commercial and industrial loans	476	7.7%	720	10.7%
Consumer loans	15	0.2%	8	.1%
Total loans	$6,219	100.0%	$6,723	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $130,000 and $255,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

The $1,824,000 decrease in repossessed assets during 2012 resulted from the net of $560,000 of additional assets repossessed, $2,102,000 of repossessed assets sold and $282,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$387	13.9%	$694	15.1%
1-4 family residential properties	633	22.8%	571	12.4%
Multi-family residential properties	43	1.5%	43	0.9%
Commercial real estate	1,708	61.4%	3,298	71.6%
Total real estate	2,771	99.6%	4,606	100.0%
Consumer Loans	11	.4%	-	-
Total repossessed collateral	$2,782	100.0%	$4,606	100.0%

Repossessed assets sold during 2012 resulted in net losses of $156,000, all of which was related to real estate asset sales. Repossessed assets sold during 2011 resulted in net gains of $173,000, of which net gains of $174,000 were related to real estate asset sales and a net loss of $1,000 was related to other repossessed asset sales.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened in economic conditions, management also increased its allocation to various loan categories for economic factors during 2012 and 2011. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2012, the Company’s loan portfolio included $128 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $117.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $7.8 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming decreased $11.3 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. Drought conditions present during the second quarter of 2012 are expected to reduce the 2012 crop yields.  The Company is currently evaluating the impact these conditions will have on its agricultural customers.

In addition, the Company has $46.1 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $89.7 million of loans to lessors of non-residential buildings and $43.6 million of loans to lessors of residential buildings and dwellings.

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

--

Analysis of the allowance for loan losses as of June 30, 2012 and 2011, and of changes in the allowance for these periods, is as follows (dollars in thousands):

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Average loans outstanding, net of unearned income	$840,256	$796,912	$841,294	$797,456
Allowance-beginning of period	11,293	10,651	11,120	10,393
Charge-offs:
Real estate-mortgage	248	780	535	1,107
Commercial, financial & agricultural	103	146	280	525
Installment	9	8	23	13
Other	38	32	72	63
Total charge-offs	398	966	910	1,708
Recoveries:
Real estate-mortgage	89	52	105	53
Commercial, financial & agricultural	26	23	49	54
Installment	9	2	11	8
Other	20	17	49	39
Total recoveries	144	94	214	154
Net charge-offs	254	872	696	1,554
Provision for loan losses	416	916	1,031	1,856
Allowance-end of period	$11,455	$10,695	$11,455	$10,695
Ratio of annualized net charge-offs to average loans	.12%	.44%	.17%	.39%
Ratio of allowance for loan losses to loans outstanding
(less unearned interest at end of period)	1.35%	1.34%	1.35%	1.34%
Ratio of allowance for loan losses to nonperforming loans	165.6%	100.5%	165.6%	100.5%

The ratio of the allowance for loan losses to nonperforming loans is 165.6% as of June 30, 2012 compared to 100.5% as of June 30, 2011.  This change is primarily due to a decline in non-performing loans. The decline in non-performing loans was the result of borrower paydowns and charge-offs. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first six months of 2012, the Company had net charge-offs of $696,000 compared to $1,554,000 in 2011. During 2012, the Company’s significant charge-offs included $198,000 on five commercial real estate loans of two borrowers and $257,000 on seven commercial operating loans of three borrowers.

--

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 (dollars in thousands):

	Six months ended June 30, 2012		Six months ended June 30, 2011		Year ended December 31, 2011
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits:
Non-interest-bearing	$209,770	-	$194,158	-	$197,246	-
Interest-bearing	503,984	.35%	503,512	.51%	499,184	.47%
Savings	276,808	.48%	244,836	.66%	251,268	.59%
Time deposits	231,064	1.04%	281,942	1.09%	264,508	1.10%
Total average deposits	$1,221,625	.45%	$1,224,448	.59%	$1,212,206	.56%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

	Six months ended	Six months ended	Year ended
	June 30, 2012	June 30, 2011	December 31, 2011
High month-end balances of total deposits	$1,233,800	$1,233,633	$1,233,633
Low month-end balances of total deposits	1,193,341	1,215,413	1,170,734

During the first six months of 2012, the average balance of deposits increased by $9.4 million from the average balance for the year ended December 31, 2011. Average non-interest bearing deposits increased by $12.5 million, average money market account balances decreased by $8.9 million, NOW account balances increased by $13.7 million, savings account balances increased $25.5 million and balances of time deposits declined $33.4 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
3 months or less	$19,861	$17,095
Over 3 through 6 months	17,056	11,037
Over 6 through 12 months	14,404	22,126
Over 12 months	17,885	17,596
Total	$69,206	$67,854

--

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2012 and December 31, 2011 is presented below (dollars in thousands):

	June 30,	December 31,
	2012	2011
Securities sold under agreements to repurchase	$118,030	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	4,750	14,750
Fixed term – due after one year	5,000	5,000
Junior subordinated debentures	20,620	20,620
Debt due in one year or less	-	8,250
Total	$148,400	$181,000
Average interest rate at end of period	0.63%	1.13%
Maximum outstanding at any month-end
Securities sold under agreements to repurchase	$118,030	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,750	14,750
Fixed term – due after one year	5,000	14,750
Debt:
Debt due in one year or less	8,250	8,250
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD)
Securities sold under agreements to repurchase	$113,004	$108,240
Federal funds purchased	22	14
Federal Home Loan Bank advances:
FHLB-overnite	5	3
Fixed term – due in one year or less	6,701	9,863
Fixed term – due after one year	5,000	10,372
Debt:
Loans due in one year or less	8,114	927
Junior subordinated debentures	20,620	20,620
Total	$153,466	$150,039
Average interest rate during the period	1.13%	1.19%

Securities sold under agreements to repurchase declined $14.4 million during the first six months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2012 the fixed term advances consisted of $9.75 million as follows:

•	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012

•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of June 30, 2012. This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at June 30, 2012). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2012 and 2011 and December 31, 2011.

On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of the Series C Preferred Stock. As of February 11, 2011, $11,010,000 of the Series C Preferred Stock had been issued and sold by the Company to certain Investors.  On March 2, 2011, three Investors subsequently completed the required bank regulatory process and an additional $2,750,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. On May 13, 2011, four additional Investors received the required bank regulatory approval and an additional $5,490,000 of Series C Preferred Stock was issued and sold by the Company to these Investors. The Investors who subscribed for the remaining $8,250,000 of our Series C Preferred Stock were the Remaining Investors.

As described in our Current Report on Form 8-K filed on November 21, 2011, the disinterested members of the Board of Directors of the Company, which did not include Benjamin I. Lumpkin and Steve L. Grissom, approved and authorized, and the Remaining Investors agreed to, certain amendments to their subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and, in lieu thereof, the issuance by the Company of the Notes to the Remaining Investors. On November 21, 2011, the Company and the Remaining Investors agreed to the release of the escrowed funds in exchange for the Notes.

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they will exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors will use the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were cancelled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.31% and 3.10% at June 30, 2012 and December 31, 2011, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (2.07% and 1.95% at June 30, 2012 and December 31, 2011, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2012 (dollars in thousands):

	Rate Sensitive Within							Fair
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$67,695	$-	$-	$-	$-	$-	$67,695	$67,695
Certificates of deposit investments	11,737	-	-	-	-	-	11,737	11,724
Taxable investment securities	7,830	2,155	1,584	12,465	20,762	416,240	461,036	461,036
Nontaxable investment securities	406	626	111	583	2,178	45,138	49,042	49,042
Loans	399,789	143,080	106,059	91,765	73,400	31,832	845,925	846,490
Total	$487,457	$145,861	$107,754	$104,813	$96,340	$493,210	$1,435,435	$1,435,987
Interest-bearing liabilities:
Savings and N.O.W. accounts	$94,066	$30,689	31,805	$44,078	$45,325	$267,427	$513,390	$513,390
Money market accounts	240,873	3,194	3,283	4,259	4,348	22,983	278,940	278,940
Other time deposits	174,186	22,432	10,086	11,445	7,866	215	226,230	227,173
Short-term borrowings/debt	118,030	-	-	-	-	-	118,030	118,028
Long-term borrowings/debt	25,370	-	-	-	5,000	-	30,370	22,604
Total	$652,525	$56,315	$45,174	$59,782	$62,539	$290,625	$1,166,960	$1,160,135
Rate sensitive assets – rate sensitive liabilities	$(165,068)	$89,546	$62,580	$45,031	$33,801	$202,585	$268,475
Cumulative GAP	$(165,068)	$(75,522)	$(12,942)	$32,089	$65,890	$268,475

Cumulative amounts as % of total Rate sensitive assets	-11.5%	6.2%	4.4%	3.1%	2.4%	14.1%
Cumulative Ratio	-11.5%	-5.3%	0.9%	2.2%	4.6%	18.7%

The static GAP analysis shows that at June 30, 2012, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates, if any, could have an adverse effect on net interest income.

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

--

Capital Resources

At June 30, 2012, the Company’s stockholders' equity had increased $13 million, or 9.2%, to $153,935,000 from $140,967,000 as of December 31, 2011. During the first six months of 2012, net income contributed $6,689,000 to equity before the payment of dividends to stockholders. The issuance of additional Series C Preferred Stock (1,650 shares) increased stockholders’ equity by $8,250,000. The change in market value of available-for-sale investment securities increased stockholders' equity by $642,000, net of tax.  Additional purchases of treasury stock (41,357 shares at an average cost of $22.02 per share) decreased stockholders’ equity by approximately $911,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2012 and December 31, 2011, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2012, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

			Required Minimum		To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to risk-weighted assets)
Company	$158,611	16.04%	$79,105	> 8.00%	N/A	N/A
First Mid Bank	136,026	13.90	78,309	> 8.00	$97,887	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	147,156	14.88	39,552	> 4.00	N/A	N/A
First Mid Bank	124,571	12.73	39,155	> 4.00	58,732	> 6.00
Tier 1 Capital (to average assets)
Company	147,156	9.71	60,611	> 4.00	N/A	N/A
First Mid Bank	124,571	8.28	60,215	> 4.00	75,269	> 5.00

December 31, 2011
Total Capital (to risk-weighted assets)
Company	$145,006	14.48%	$80,093	> 8.00%	N/A	N/A
First Mid Bank	127,386	12.83	79,434	> 8.00	$99,292	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,886	13.37	40,046	> 4.00	N/A	N/A
First Mid Bank	116,266	11.71	39,717	> 4.00	59,575	> 6.00
Tier 1 Capital (to average assets)
Company	133,886	8.99	59,574	> 4.00	N/A	N/A
First Mid Bank	116,266	7.85	59,228	> 4.00	74,035	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2012, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2011 or 2012.  During 2011, the Company awarded 17,409 shares as 50% Stock Awards and 50% Stock Unit Awards under the SI plan. There have been no Stock Awards or Stock Unit Awards granted thus far during 2012.

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

During the six month period ending June 30, 2012, the Company repurchased 41,357 shares at a total cost of approximately $911,000. Since 1998, the Company has repurchased a total of 3,081,000 shares at a total price of approximately $59,085,000.  As of June 30, 2012, the Company is authorized per all repurchase programs to purchase $2,621,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2012, First Mid Bank met these regulatory requirements.

•
First Mid Bank can also borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2012, the excess collateral at the FHLB would support approximately $92.8 million of additional advances.

•	First Mid Bank also receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is also a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2012, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2012 and 2012 and December 31, 2011.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2012 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Time deposits	$226,230	$164,128	$37,996	$23,891	$215
Debt	20,620	-	-	-	20,620
Other borrowings	127,780	127,780	-	-	-
Operating leases	4,154	955	1,829	591	779
Supplemental retirement	919	50	200	200	469
	$379,703	$292,913	$40,025	$24,682	$22,083

For the six-month period ended June 30, 2012, net cash of $9.1 million  and $34.7 million was provided from operating activities and financing activities, respectively and $13.6 million was used in investing activities. In total, cash and cash equivalents increased by $30.2 million since year-end 2011.

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

--

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Unused commitments and lines of credit:
Commercial real estate	$89,932	$33,970
Commercial operating	146,519	119,102
Home equity	24,899	24,804
Other	38,689	44,433
Total	$300,039	$222,309

Standby letters of credit	$6,342	$6,267

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012- April 30, 2012	-	$-	-	$2,915,000
May 1, 2012- May 31, 2012	11,671	$23.73	11,671	$2,638,000
June 1, 2012 - June 30, 2012	752	$22.33	752	$2,621,000
Total	12,423	$23.64	12,423	$2,621,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 8, 2012

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

10.1	Employment Agreement between First Mid-Illinois Bancshares, Inc. and Michael L. Taylor, dated May 22, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated May 22, 2012)

10.2
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Laurel G. Allenbaugh, dated May 22, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated May 22, 2012)

10.3
Employment Agreement between First Mid-Illinois Bancshares, Inc. and Charles A. LeFebrvre, dated May 22, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated May 22, 2012)

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