Form 10-Q
period 2012-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2012-11-08
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Or
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

As of November 8, 2012, 6,032,682 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks:
Non-interest bearing	$36,972	$43,356
Interest bearing	2,764	8,749
Federal funds sold	5,992	20,997
Cash and cash equivalents	45,728	73,102
Certificates of deposit investments	8,504	13,231
Investment securities:
Available-for-sale, at fair value	525,752	478,916
Held-to-maturity, at amortized cost (estimated fair value of $0 at September 30, 2012 and $51 at December 31, 2011)	—	51
Loans held for sale	1,390	1,046
Loans	897,977	859,028
Less allowance for loan losses	(11,645)	(11,120)
Net loans	886,332	847,908
Interest receivable	7,325	7,052
Other real estate owned	1,103	4,606
Premises and equipment, net	29,982	30,717
Goodwill, net	25,753	25,753
Intangible assets, net	3,331	3,934
Other assets	13,506	14,640
Total assets	$1,548,706	$1,500,956
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$217,253	$198,962
Interest bearing	1,023,415	971,772
Total deposits	1,240,668	1,170,734
Securities sold under agreements to repurchase	111,870	132,380
Interest payable	385	510
FHLB borrowings	9,750	19,750
Other borrowings	—	8,250
Junior subordinated debentures	20,620	20,620
Other liabilities	7,725	7,745
Total liabilities	1,391,018	1,359,989
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2012 and 8,777 shares in 2011	52,035	43,785
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,641,802 shares in 2012 and 7,553,094 shares in 2011	30,567	30,212
Additional paid-in capital	30,896	29,368
Retained earnings	77,843	71,739
Deferred compensation	2,835	2,904
Accumulated other comprehensive income	5,392	3,148
Less treasury stock at cost, 1,616,283 shares in 2012 and 1,546,529 shares in 2011	(41,880)	(40,189)
Total stockholders’ equity	157,688	140,967
Total liabilities and stockholders’ equity	$1,548,706	$1,500,956
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$10,993	$11,204	$32,863	$33,947
Interest on investment securities	2,938	2,891	8,893	8,063
Interest on certificates of deposit investments	12	20	46	60
Interest on federal funds sold	7	15	35	55
Interest on deposits with other financial institutions	8	38	27	194
Total interest income	13,958	14,168	41,864	42,319
Interest expense:
Interest on deposits	1,115	1,663	3,845	5,260
Interest on securities sold under agreements to repurchase	25	47	100	122
Interest on FHLB borrowings	66	185	244	579
Interest on other borrowings	—	—	326	—
Interest on subordinated debentures	142	131	428	632
Total interest expense	1,348	2,026	4,943	6,593
Net interest income	12,610	12,142	36,921	35,726
Provision for loan losses	720	728	1,751	2,584
Net interest income after provision for loan losses	11,890	11,414	35,170	33,142
Other income:
Trust revenues	759	661	2,371	2,181
Brokerage commissions	184	178	494	485
Insurance commissions	392	385	1,476	1,503
Service charges	1,248	1,286	3,537	3,583
Securities gains, net	110	35	933	412
Total other-than-temporary impairment recoveries (losses)	127	(338)	127	(584)
Portion of loss recognized in other comprehensive loss	—	—	—	—
Other-than-temporary impairment recoveries (losses) recognized in earnings	127	(338)	127	(584)
Mortgage banking revenue, net	475	189	1,038	428
ATM / debit card revenue	852	882	2,543	2,603
Other	376	422	1,081	1,153
Total other income	4,523	3,700	13,600	11,764
Other expense:
Salaries and employee benefits	5,914	5,424	17,437	16,483
Net occupancy and equipment expense	2,028	2,058	6,042	6,008
Net other real estate owned expense	59	455	357	1,052
FDIC insurance	202	217	665	937
Amortization of intangible assets	179	286	603	858
Stationery and supplies	134	143	445	432
Legal and professional	557	586	1,665	1,666
Marketing and donations	138	320	689	779
Other	1,351	1,375	4,058	3,952
Total other expense	10,562	10,864	31,961	32,167
Income before income taxes	5,851	4,250	16,809	12,739
Income taxes	2,204	1,571	6,293	4,637
Net income	3,647	2,679	10,516	8,102
Dividends on preferred shares	1,104	919	3,148	2,637
Net income available to common stockholders	$2,543	$1,760	$7,368	$5,465
Per share data:
Basic net income per common share available to common stockholders	0.42	0.29	1.22	0.90
Diluted net income per common share available to common stockholders	0.42	0.29	1.22	0.90
Cash dividends declared per common share	—	—	0.21	0.19
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$3,647	$2,679	$10,516	$8,102
Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $(1,066) and $(1,189) for three-months ended September 30, 2012 and 2011, respectively, and $(1,796) and $(3,836) for nine-months ended September 30, 2012 and 2011, respectively	1,669	1,860	2,813	6,004
Less: reclassification adjustment for realized gains included in net income net of taxes of $43 and $(118)for three-months ended September 30, 2012 and 2011, respectively, and $364 and $(67) for nine-months ended September 30, 2012 and 2011, respectively	(67)	185	(569)	105
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0 and $0 for three-months ended September 30, 2012 and 2011, respectively, and $0 for nine-months ended September 30, 2012 and 2011	—	—	—	—
Other comprehensive income, net of taxes	1,602	2,045	2,244	6,109
Comprehensive income	$5,249	$4,724	$12,760	$14,211

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2012	2011
Cash flows from operating activities:
Net income	$10,516	$8,102
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,751	2,584
Depreciation, amortization and accretion, net	4,084	3,958
Stock-based compensation expense	173	106
Gains on investment securities, net	(933)	(412)
Other-than-temporary impairment (recoveries) losses recognized in earnings	(127)	584
Losses on sales of other real property owned, net	257	712
Loss on write down of fixed assets	19	1
Gains on sale of loans held for sale, net	(954)	(426)
Increase in accrued interest receivable	(273)	(295)
Decrease in accrued interest payable	(125)	(209)
Origination of loans held for sale	(67,545)	(34,207)
Proceeds from sale of loans held for sale	68,155	33,289
Increase in other assets	(220)	(2,071)
Increase (decrease) in other liabilities	(106)	3,345
Net cash provided by operating activities	14,672	15,061
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	11,143	8,611
Purchases of certificates of deposit investments	(6,416)	(11,392)
Proceeds from sales of securities available-for-sale	30,500	11,140
Proceeds from maturities of securities held-to-maturity	51	—
Proceeds from maturities of securities available-for-sale	195,136	119,780
Purchases of securities available-for-sale	(269,317)	(229,276)
Net increase in loans	(40,759)	(12,114)
Purchases of premises and equipment	(1,164)	(4,145)
Proceeds from sales of other real property owned	3,830	2,056
Net cash used in investing activities	(76,996)	(115,340)
Cash flows from financing activities:
Net increase (decrease) in deposits	69,934	(13,821)
(Decrease) increase in repurchase agreements	(20,510)	22,338
Repayment of long term FHLB advances	(10,000)	(3,000)
Repayment of other borrowings	(8,250)	—
Proceeds from issuance of common stock	819	326
Proceeds from issuance of preferred stock	8,250	19,250
Purchase of treasury stock	(1,637)	(2,015)
Dividends paid on preferred stock	(1,766)	(3,156)
Dividends paid on common stock	(1,890)	(1,697)
Net cash provided by financing activities	34,950	18,225
Decrease in cash and cash equivalents	(27,374)	(82,054)
Cash and cash equivalents at beginning of period	73,102	231,493
Cash and cash equivalents at end of period	$45,728	$149,439

First Mid-Illinois Bancshares, Inc.	Nine months ended September 30,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,068	$6,802
Income taxes	6,378	2,397
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	584	1,500
Dividends reinvested in common stock	747	641
Net tax benefit related to option and deferred compensation plans	102	31

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2012 and 2011, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2012 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2012, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2011 or 2012. The Company awarded 14,592 shares and 17,409 shares during 2012 and 2011, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2012 was $17.53.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at September 30, 2012 was $12.71 and the NASDAQ Bank Index value at September 30, 2012 was 1,888.14.

Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2012
Net unrealized gains on securities available-for-sale	$13,360	$—	$13,360
Securities with other-than-temporary impairment losses	—	(4,524)	(4,524)
Tax benefit (expense)	(5,208)	1,764	(3,444)
Balance at September 30, 2012	$8,152	$(2,760)	$5,392

December 31, 2011
Net unrealized gains on securities available-for-sale	$10,066	$—	$10,066
Securities with other-than-temporary impairment losses	—	(4,906)	(4,906)
Tax benefit (expense)	(3,924)	1,912	(2,012)
Balance at December 31, 2011	$6,142	$(2,994)	$3,148

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

ASU No. 2011-04 - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  In May 2011, the FASB issued ASU No. 2011-04. ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011.  Early application by public entities is not permitted.  The adoption of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

ASU No. 2011-05 - Presentation of Comprehensive Income. In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The Company has elected to to present comprehensive income as a separate but consecutive statement to the statement of income thus the adoption of ASU No. 2011-05 resulted in the addition of the condensed consolidated statements of comprehensive income.

ASU 2011-08 - Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the FASB issued ASU 2011-08. ASU 2011-08 amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the second step of the two-step goodwill impairment test. Under the amendments in this guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,647,000	$2,679,000	$10,516,000	$8,102,000
Preferred stock dividends	(1,104,000)	(919,000)	(3,148,000)	(2,637,000)
Net income available to common stockholders	$2,543,000	$1,760,000	$7,368,000	$5,465,000
Weighted average common shares outstanding	6,030,053	6,023,521	6,025,255	6,051,481
Basic earnings per common share	$0.42	$0.29	$1.22	$0.90
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,543,000	$1,760,000	$7,368,000	$5,465,000
Effect of assumed preferred stock conversion	—	—	—	—
Net income applicable to diluted earnings per share	$2,543,000	$1,760,000	$7,368,000	$5,465,000
Weighted average common shares outstanding	6,030,053	6,023,521	6,025,255	6,051,481
Dilutive potential common shares:
Assumed conversion of stock options	10,954	11,769	5,355	12,415
Restricted stock awarded	135	128	275	128
Assumed conversion of preferred stock	—	—	—	—
Dilutive potential common shares	11,089	11,897	5,630	12,543
Diluted weighted average common shares outstanding	6,041,142	6,035,418	6,030,885	6,064,024
Diluted earnings per common share	$0.42	$0.29	$1.22	$0.90

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2012 and 2011 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options to purchase shares of common stock	108,125	202,970	108,125	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,490,079	2,078,788	2,222,967	1,960,390

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2012 and December 31, 2011 were as follows (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$174,089	$1,414	$(28)	$175,475
Obligations of states and political subdivisions	51,327	3,305	(21)	54,611
Mortgage-backed securities: GSE residential	276,889	8,552	(29)	285,412
Trust preferred securities	4,974	—	(4,524)	450
Other securities	9,637	171	(4)	9,804
Total available-for-sale	$516,916	$13,442	$(4,606)	$525,752

December 31, 2011
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$164,812	$1,294	$(40)	$166,066
Obligations of states and political subdivisions	38,828	2,374	—	41,202
Mortgage-backed securities: GSE residential	254,930	6,940	(37)	261,833
Trust preferred securities	5,625	—	(4,906)	719
Other securities	9,561	—	(465)	9,096
Total available-for-sale	$473,756	$10,608	$(5,448)	$478,916
Held-to-maturity:
Obligations of states and political subdivisions	$51	$—	$—	$51

The trust preferred securities are three trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from eighteen years to twenty-six years, are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2012 and 2011 (in thousands):

	September 30, 2012	September 30, 2011
Gross gains	$933	$412
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at September 30, 2012 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$91,083	$82,440	$1,952	$—	$175,475
Obligations of state and political subdivisions	826	22,976	29,853	956	54,611
Mortgage-backed securities: GSE residential	10,004	227,349	48,059	—	285,412
Trust preferred securities	—	—	—	450	450
Other securities	—	9,755	—	49	9,804
Total investments	$101,913	$342,520	$79,864	$1,455	$525,752
Weighted average yield	2.07%	2.59%	2.77%	3.50%	2.53%
Full tax-equivalent yield	2.09%	2.71%	3.38%	3.76%	2.70%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 34% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2012.

Investment securities carried at approximately $276,455,000 and $286,568,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,971	$(28)	$—	$—	$10,971	$(28)
Obligations of states and political subdivisions	2,113	(21)	—	—	2,113	(21)
Mortgage-backed securities: GSE residential	15,561	(29)	—	—	15,561	(29)
Trust preferred securities	—	—	450	(4,524)	450	(4,524)
Other securities	—	—	1,843	(4)	1,843	(4)
Total	$28,645	$(78)	$2,293	$(4,528)	$30,938	$(4,606)
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,960	$(40)	$—	$—	$19,960	$(40)
Obligations of states and political subdivisions	690	—	—	—	690	—
Mortgage-backed securities: GSE residential	15,231	(37)	—	—	15,231	(37)
Trust preferred securities	—	—	719	(4,906)	719	(4,906)
Other securities	7,190	(372)	1,907	(93)	9,096	(465)
Total	$43,071	$(449)	$2,626	$(4,999)	$45,696	$(5,448)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2012 and December 31, 2011, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2012 and December 31, 2011, there were no Obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2012 and December 31, 2011, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At September 30, 2012, there were three trust preferred securities with a fair value of $450,000 and unrealized losses of $4,524,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2011, there were four trust preferred securities with a fair value of $719,000 and unrealized losses of $4,906,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2012 and $584,000 of OTTI for these securities during 2011.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at September 30, 2012. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

On July 3, 2012, the company’s holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of approximately $11,500 .

Following are the details for each of the three currently impaired trust preferred securities (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL I	$513	$209	$(304)	$691
PreTSL II	809	213	(596)	2,187
PreTSL XXVIII	3,652	28	(3,624)	1,111
Total	$4,974	$450	$(4,524)	$3,989

Other securities. At September 30, 2012, there was one corporate bond with a fair value of $1,843,000 and unrealized losses of $4,000 in a continuous unrealized loss position for twelve months or more.  At December 31, 2011, this bond had a fair value of $1,907,000 and unrealized losses of $93,000 in a continuous unrealized loss position for twelve months or more.  Because the Company does not intend to sell this security and it is not more-likely-than-not the Company will be required to sell this security before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other than temporarily impaired at September 30, 2012.

The Company does not believe any other individual unrealized loss as of September 30, 2012 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

To determine if the unrealized losses for pooled trust preferred securities is other-than-temporary, the Company considers the impact of each of these inputs. The Company considers the likelihood that issuers will prepay their securities.  During the third quarter of 2010, the Dodd-Frank Act eliminated Tier 1 capital treatment for trust preferred securities issued by holding companies with consolidated assets greater than $15 billion. As a result, issuers may prepay their securities which reduces the amount of expected cash flows. Additionally, the Company projects total estimated defaults of the underlying assets (financial institutions) and multiplies that calculated amount by an estimate of realizable value upon sale in the marketplace (severity) in order to determine the projected collateral loss. The Company also evaluates the current credit enhancement underlying the security to determine the impact on cash flows. If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 (in thousands).

	Accumulated Credit Losses
	September 30, 2012	September 30, 2011
Credit losses on trust preferred securities held
Beginning of period	$4,116	$3,230
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	(127)	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	584
Reductions due to increases in expected cash flows	—	—
End of period	$3,989	$3,814

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2012 and December 31, 2011 follows (in thousands):

	September 30, 2012	December 31, 2011
Construction and land development	$25,117	$23,136
Farm loans	83,413	72,586
1-4 Family residential properties	188,768	180,738
Multifamily residential properties	44,292	19,847
Commercial real estate	313,621	321,908
Loans secured by real estate	655,211	618,215
Agricultural loans	63,294	63,182
Commercial and industrial loans	154,190	150,631
Consumer loans	16,242	16,274
All other loans	9,370	11,430
Gross loans	898,307	859,732
Less:
Net deferred loan fees, premiums and discounts	330	704
Allowance for loan losses	11,645	11,120
Net loans	$886,332	$847,908

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale of $1,390,000 and $1,046,000 at September 30, 2012 and December 31, 2011, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2012, the Company’s loan portfolio included $146.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $125.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $10.9 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming increased $5.7 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $46.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $92.8 million of loans to lessors of non-residential buildings and $60.5 million of loans to lessors of residential buildings and dwellings.

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

Residential Real Estate Loans. Residential real estate loans generally include loans for the purchase or refinance of residential real estate properties consisting of one-to-four units and home equity loans and lines of credit.  The Company sells the vast majority of its long-term fixed rate residential real estate loans to secondary market investors.  The Company also releases the servicing of these loans upon sale.  The Company retains all residential real estate loans with balloon payment features.  Balloon periods are limited to five years. Residential real estate loans are typically underwritten to conform to industry standards including criteria for maximum debt-to-income and loan-to-value ratios as well as minimum credit scores.  Loans secured by first liens on residential real estate held in the portfolio typically do not exceed 80% of the value of the collateral and have amortization periods of twenty five years or less. The Company does not originate subprime mortgage loans.

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

Non-classified and Watch loans
For loans, in all segments of the portfolio, that are considered to possess levels of risk commensurate with a pass rating, management establishes base loss estimations which are derived from historical loss experience.  Use of a five-year historical loss period eliminates the effect of any significant losses that can be attributed to a single event or borrower during a given reporting period. The base loss estimations for each loan segment are adjusted after consideration of several environmental factors influencing the level of credit risk in the portfolio. In addition, loans rated as watch are further segregated in the commercial / commercial real estate and agricultural / agricultural real estate segments. These loans possess potential weaknesses that, if unchecked, may result in deterioration to the point of becoming a problem asset.  Due to the elevated risk inherent in these loans, an allocation of twice the adjusted base loss estimation of the applicable loan segment is determined appropriate.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

Three months ended September 30, 2012	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of period	$9,007	$701	$743	$395	$609	$11,455
Provision charged to expense	782	(97)	232	8	(205)	720
Losses charged off	(308)	—	(232)	(45)	—	(585)
Recoveries	19	3	2	31	—	55
Balance, end of period	$9,500	$607	$745	$389	$404	$11,645
Ending balance:
Individually evaluated for impairment	$768	$—	$—	$—	$—	$768
Collectively evaluated for impairment	$8,732	$607	$745	$389	$404	$10,877
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2011
Allowance for loan losses:
Balance, beginning of period	$8,312	$556	$462	$396	$969	$10,695
Provision charged to expense	866	70	139	50	(397)	728
Losses charged off	(789)	(50)	(137)	(82)	—	(1,058)
Recoveries	35	3	—	26	—	64
Balance, end of period	$8,424	$579	$464	$390	$572	$10,429
Ending balance:
Individually evaluated for impairment	$978	$—	$—	$—	$—	$978
Collectively evaluated for impairment	$7,446	$579	$464	$390	$572	$9,451
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Nine months ended September 30, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,530	3	523	60	(365)	1,751
Losses charged off	(906)	(12)	(437)	(140)	—	(1,495)
Recoveries	85	70	23	91	—	269
Balance, end of period	$9,500	$607	$745	$389	$404	$11,645
Ending balance:
Individually evaluated for impairment	$768	$—	$—	$—	$—	$768
Collectively evaluated for impairment	$8,732	$607	$745	$389	$404	$10,877
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$556,026	$144,883	$182,234	$16,014	$210	$899,367
Ending balance:
Individually evaluated for impairment	$5,627	$899	$—	$—	$—	$6,526
Collectively evaluated for impairment	$550,399	$143,984	$182,234	$16,014	$210	$892,841
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Nine months ended September 30, 2011	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,334	222	223	83	(278)	2,584
Losses charged off	(2,358)	(50)	(200)	(158)	—	(2,766)
Recoveries	141	3	1	73	—	218
Balance, end of period	$8,424	$579	$464	$390	$572	$10,429
Ending balance:
Individually evaluated for impairment	$978	$—	$—	$—	$—	$978
Collectively evaluated for impairment	$7,446	$579	$464	$390	$572	$9,451
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$485,504	$125,220	$187,361	$17,001	$405	$815,491
Ending balance:
Individually evaluated for impairment	$6,925	$1,149	$—	$—	$—	$8,074
Collectively evaluated for impairment	$478,579	$124,071	$187,361	$17,001	$405	$807,417
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Year ended December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	—	(3,760)
Recoveries	1,252	3	13	118	—	1,386
Balance, end of year	$8,791	$546	$636	$378	$769	$11,120
Ending balance:
Individually evaluated for impairment	$575	$—	$—	$—	$—	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074
Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$—	$—	$—	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

During the two years since the acquisition of branches from First Bank in 2010, a majority of the loans acquired from First Bank have been rewritten or renewed in accordance with First Mid Bank’s underwriting standards.  Accordingly, during the second quarter of 2012, management concluded that the acquired loans that have been rewritten or renewed and are currently performing should be assigned risk factors that are consistent with other First Mid Bank loans that have similar risk characteristics.  The effect of this decision was to increase, in total, the amount of allowance allocated to non-classified loans and to decrease the unallocated portion of the allowance. This is the primary reason for the decline in the unallocated allowance balance.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$20,949	$19,708	$78,781	$67,637	$187,434	$180,247	$44,085	$19,638
Watch	2,147	2,168	2,472	2,496	430	497	—	—
Substandard	2,021	1,260	2,172	2,452	2,375	1,105	207	208
Doubtful	—	—	—	—	—	—	—	—
Total	$25,117	$23,136	$83,425	$72,585	$190,239	$181,849	$44,292	$19,846

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$283,605	$288,539	$57,912	$58,133	$150,578	$147,591	$16,213	$16,271
Watch	24,465	24,664	1,542	1,840	1,953	280	15	—
Substandard	4,960	7,798	3,911	3,284	1,770	2,845	14	—
Doubtful	—	—	—	—	—	—	—	—
Total	$313,030	$321,001	$63,365	$63,257	$154,301	$150,716	$16,242	$16,271

	All Other Loans		Total Loans
	2012	2011	2012	2011
Pass	$9,356	$11,413	$848,913	$809,177
Watch	—	—	33,024	31,945
Substandard	—	—	17,430	18,952
Doubtful	—	—	—	—
Total	$9,356	$11,413	$899,367	$860,074

The following table presents the Company’s loan portfolio aging analysis at September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Construction and land development	$758	$—	$—	$758	$24,359	$25,117	$—
Farm loans	493	—	70	563	82,862	83,425	—
1-4 Family residential properties	391	240	1,345	1,976	188,263	190,239	—
Multifamily residential properties	207	—	—	207	44,085	44,292	—
Commercial real estate	223	478	238	939	312,091	313,030	—
Loans secured by real estate	2,072	718	1,653	4,443	651,660	656,103	—
Agricultural loans	242	—	704	946	62,419	63,365	—
Commercial and industrial loans	148	155	218	521	153,780	154,301	—
Consumer loans	80	70	15	165	16,077	16,242	—
All other loans	—	—	—	—	9,356	9,356	—
Total loans	$2,542	$943	$2,590	$6,075	$893,292	$899,367	$—
December 31, 2011
Construction and land development	$—	$—	$—	$—	$23,136	$23,136	$—
Farm loans	377	111	737	1,225	71,360	72,585	—
1-4 Family residential properties	1,079	200	1,033	2,312	179,537	181,849	—
Multifamily residential properties	—	—	—	—	19,846	19,846	—
Commercial real estate	399	101	228	728	320,273	321,001	—
Loans secured by real estate	1,855	412	1,998	4,265	614,152	618,417	—
Agricultural loans	—	—	673	673	62,584	63,257	—
Commercial and industrial loans	950	73	585	1,608	149,108	150,716	—
Consumer loans	94	36	7	137	16,134	16,271	—
All other loans	—	—	—	—	11,413	11,413	—
Total loans	$2,899	$521	$3,263	$6,683	$853,391	$860,074	$—

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

The following tables present impaired loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$397	$812	$206	$833	$1,070	$295
Farm loans	—	—	—	—	—	—
1-4 Family residential properties	489	489	58	71	71	27
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	592	592	119	1,414	1,693	183
Loans secured by real estate	1,478	1,893	383	2,318	2,834	505
Agricultural loans	—	—	—	—	—	—
Commercial and industrial loans	749	749	385	382	382	70
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$2,227	$2,642	$768	$2,700	$3,216	$575
Loans without a specific allowance:
Construction and land development	$1,156	$1,257	$—	$—	$—	$—
Farm loans	199	210	—	532	532	—
1-4 Family residential properties	1,459	1,790	—	1,641	1,818	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,699	1,720	—	1,226	1,256	—
Loans secured by real estate	4,513	4,977	—	3,399	3,606	—
Agricultural loans	822	822	—	673	673	—
Commercial and industrial loans	253	421	—	660	1,255	—
Consumer loans	29	35	—	8	20	—
All other loans	—	—	—	—	—	—
Total loans	$5,617	$6,255	$—	$4,740	$5,554	$—
Total loans:
Construction and land development	$1,553	$2,069	$206	$833	$1,070	$295
Farm loans	199	210	—	532	532	—
1-4 Family residential properties	1,948	2,279	58	1,712	1,889	27
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,291	2,312	119	2,640	2,949	183
Loans secured by real estate	5,991	6,870	383	5,717	6,440	505
Agricultural loans	822	822	—	673	673	—
Commercial and industrial loans	1,002	1,170	385	1,042	1,637	70
Consumer loans	29	35	—	8	20	—
All other loans	—	—	—	—	—	—
Total loans	$7,844	$8,897	$768	$7,440	$8,770	$575

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine- month periods ended September 30, 2012 and 2011 (in thousands):

	For the three months ended
	September 30, 2012		September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,750	$—	$1,174	$—
Farm loans	199	—	533	—
1-4 Family residential properties	1,972	—	2,231	—
Multifamily residential properties	—	—	—	—
Commercial real estate	2,299	7	3,934	7
Loans secured by real estate	6,220	7	7,872	7
Agricultural loans	837	—	695	—
Commercial and industrial loans	1,019	3	1,242	3
Consumer loans	30	—	5	—
All other loans	—	—	—	—
Total loans	$8,106	$10	$9,814	$10

	For the nine months ended
	September 30, 2012		September 30, 2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,736	$—	$1,179	$—
Farm loans	199	—	534	—
1-4 Family residential properties	1,982	—	2,242	—
Multifamily residential properties	—	—	—	—
Commercial real estate	2,319	21	3,968	15
Loans secured by real estate	6,236	21	7,923	15
Agricultural loans	867	—	695	—
Commercial and industrial loans	1,063	10	1,382	11
Consumer loans	32	1	5	—
All other loans	—	—	—	—
Total loans	$8,198	$32	$10,005	$26

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $6,000 of 1-4 Family residential properties, $388,000 of commercial real estate, $304,000 of commercial and industrial and $14,000 of consumer loans at September 30, 2012 and $396,000 of commercial real estate at September 30, 2011. For the nine months ended September 30, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2012 and December 31, 2011 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2012	December 31, 2011
Construction and land development	$1,553	$833
Farm loans	199	532
1-4 Family residential properties	1,941	1,712
Multifamily residential properties	—	—
Commercial real estate	1,903	2,245
Loans secured by real estate	5,596	5,322
Agricultural loans	823	673
Commercial and industrial loans	698	720
Consumer loans	15	8
All other loans	—	—
Total loans	$7,132	$6,723

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $165,000 and $361,000 for the nine months ended September 30, 2012 and 2011, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at September 30, 2012 and December 31, 2011 was $3,530,000 and $1,834,000, respectively.  Approximately $459,000 and $140,000 in specific reserves have been established with respect to these loans as of September 30, 2012 and December 31, 2011, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The increase in TDRs during the nine months ended September 30, 2012 was a result of various factors, including the following:

•
Two notes restructured in 2011 to lower the monthly payments by re-amortizing the debt were combined with three other non-accrual notes (not considered TDRs). The new note remains on non-accrual however the terms of the new note are considered to be market terms.

•
Four construction and land development notes to multiple borrowers that were in non-accrual status were modified to lower interest rates due to cash flow difficulties of the borrower or for changes in payment terms. The notes remain in non-accrual status.

•	One 1-4 Family residential property note that was in non-accrual status was modified to a single-pay note due in six months. The note remains in non-accrual status.

•	One 1-4 Family residential property note that was in accrual status was restructured to lower the monthly payments by re-amortizing the debt. The note remains in accrual status.

•
Four commercial and industrial notes to multiple borrowers that were in non-accrual status were modified to extend the original maturity dates and lower the interest rates of the notes or for changes in payment terms. The notes remain in non-accrual status.

•	One consumer note that was in accrual status was modified to extend the maturity terms of the note. The note remains in accrual status.

With respect to TDRs during the nine months ended September 30, 2011:

•	1 commercial real estate loan was modified by charging down the loan and the combining of several past due notes which lowered the monthly payment of the notes.

•
1 commercial loan was modified to interest-only payments for a period with the maturity date extended. The interest rate remained unchanged. The loan is 75% guaranteed by the Small Business Administration.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2012 and December 31, 2011 (in thousands).

Troubled debt restructurings:	September 30, 2012	December 31, 2011
Construction and land development	$1,554	$—
1-4 Family residential properties	462	393
Commercial real estate	1,011	952
Loans secured by real estate	3,027	1,345
Commercial and industrial loans	489	489
Consumer Loans	14	—
Total	$3,530	$1,834
Performing troubled debt restructurings:
1-4 Family residential properties	$6	$—
Commercial real estate	388	395
Loans secured by real estate	394	395
Commercial and industrial loans	304	322
Consumer Loans	14	—
Total	$712	$717

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the nine months ended September 30, 2012.  There were two loans totaling $215,000 modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2011.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a decrease of $20.5 million during the first nine months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB borrowings decreased $10 million due to maturity of two advances during the first three months of 2012.

On February 11, 2011, the Company accepted from certain accredited investors, including directors, executive officers, and certain major customers and holders of the Company’s common stock (collectively, the “Investors”), subscriptions for the purchase of $27,500,000, in the aggregate, of the Series C Preferred Stock. During 2011, $19,250,000 of the Series C Preferred Stock was issued and sold by the Company.

The Investors who subscribed for the remaining $8,250,000 of the Series C Preferred Stock were (a) individuals who are members of the Lumpkin family, including Benjamin I. Lumpkin, a director of the Company, and (b) entities controlled by, and trusts created for the benefit of, individuals who are members of the Lumpkin family (collectively, the “Remaining Investors”).

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

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they will exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors will use the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were canceled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2012,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$175,475	$—	$175,475	$—
Obligations of states and political subdivisions	54,611	—	54,611	—
Mortgage-backed securities	285,412	—	285,412	—
Trust preferred securities	450	—	—	450
Other securities	9,804	48	9,756	—
Total available-for-sale securities	$525,752	$48	$525,254	$450
December 31, 2011
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,066	$—	$166,066	$—
Obligations of states and political subdivisions	41,202	—	41,202	—
Mortgage-backed securities	261,833	—	261,775	58
Trust preferred securities	719	—	—	719
Other securities	9,096	29	9,067	—
Total available-for-sale securities	$478,916	$29	$478,110	$777

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Available-for-Sale Securities
September 30, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	383	383
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(652)	(652)
Ending balance	$—	$450	$450
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

	Available-for-Sale Securities
September 30, 2011	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$68	$581	$649
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	(584)	(584)
Included in other comprehensive income (loss)	—	723	723
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(7)	(17)	(24)
Ending balance	$61	$703	$764
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(584)	$(584)

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of September 30, 2012 was $3,542,000 and a fair value of $2,851,000 resulting in specific loss exposures of $691,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2012 was $1,103,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $385,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements Using
September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans (collateral dependent)	$2,851	$—	$—	$2,851
Foreclosed assets held for sale	385	—	—	385
December 31, 2011
Impaired loans (collateral dependent)	$2,282	$—	$—	$2,282
Foreclosed assets held for sale	2,336	—	—	2,336

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

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$450	Discounted cash flow	Discount rate	8.3%	-	22.8%	(19.3%	)
			Constant prepayment rate (1)	1%
			Cumulative projected prepayments	10.8%	-	63.3%	(21.7%	)
			Probability of default	0.6%	-	1.5%	(0.8%	)
			Projected cures given deferral	0%	-	0%	(0%	)
			Loss severity	92.2%	-	96.1%	(94.8%	)
Impaired loans (collateral dependent)	$2,851	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$385	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

September 30, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$39,736	$39,736	$39,736	$—	$—
Federal funds sold	5,992	5,992	5,992	—	—
Certificates of deposit investments	8,504	8,497	8,497	—	—
Available-for-sale securities	525,752	525,752	48	525,254	450
Held-to-maturity securities	—	—	—	—	—
Loans held for sale	1,390	1,390	—	1,390	—
Loans net of allowance for loan losses	886,332	888,925	—	—	888,925
Interest receivable	7,325	7,325	—	7,325	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,240,668	$1,241,227	$—	$1,021,538	$219,689
Securities sold under agreements to repurchase	111,870	111,865	—	111,865	—
Interest payable	385	385	—	385	—
Federal Home Loan Bank borrowings	9,750	10,528	—	10,528	—
Junior subordinated debentures	20,620	11,712	—	11,712	—

December 31, 2011	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$52,105	$52,105
Federal funds sold	20,997	20,997
Certificates of deposit investments	13,231	13,225
Available-for-sale securities	478,916	478,916
Held-to-maturity securities	51	51
Loans held for sale	1,046	1,046
Loans net of allowance for loan losses	847,908	850,308
Interest receivable	7,052	7,052
Federal Reserve Bank stock	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727
Financial Liabilities
Deposits	$1,170,734	$1,172,069
Securities sold under agreements to repurchase	132,380	132,383
Interest payable	510	510
Federal Home Loan Bank borrowings	19,750	20,619
Other Borrowings	8,250	8,250
Junior subordinated debentures	20,620	11,969

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine- month periods ended September 30, 2012 and 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $10,516,000 and $8,102,000 and diluted net income per common share available to common stockholders was $1.22 and $.90 for the nine months ended September 30, 2012 and 2011, respectively.  The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2012 and 2011, compared to the performance ratios for the year ended December 31, 2011:

	Nine months ended		Year ended
	September 30, 2012	September 30, 2011	December 31, 2011
Return on average assets	0.91%	0.72%	0.76%
Return on average common equity	9.62%	7.87%	8.36%
Average equity to average assets	9.67%	8.73%	8.88%

Total assets at September 30, 2012 and December 31, 2011 were $1.55 billion and $1.50 billion, respectively. The increase in assets during the first nine months of 2012 was primarily due to increases in loan balances of $39 million and available-for-sale securities of $47 million offset by decreases in federal funds sold of $15 million, cash and due from banks of $6 million and interest bearing deposits of $6 million.

Net loan balances were $886.3 million at September 30, 2012, an increase of $38.4 million, from $847.9 million at December 31, 2011 primarily due to seasonal increases in agricultural related loans and multifamily residential property loans. Total deposit balances increased to $1.24 billion at September 30, 2012 from $1.17 billion at December 31, 2011 due to increases in non-interest bearing and interest bearing transaction account deposits, savings account deposits and money market account deposits offset by a decline in time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.44% for the nine months ended September 30, 2012, up from 3.42% for the same period in 2011. Net interest income before the provision for loan losses was $36.9 million compared to net interest income of $35.7 million for the same period in 2011. This increase was due to the systematic investment of liquidity, as well as an overall increase in earning assets added.

Other income increased $1.8 million or 15.6%, to $13.6 million for the nine months ended September 30, 2012 compared to $11.8 million for the nine months ended September 30, 2011. The increase in other income was primarily due to a recovery of other-than-temporary impairment charges, as well as no additional charges, on investment securities and increases in mortgage banking revenues and security gains.

Other expense decreased 0.6%, or $206,000, to $32 million for the nine months ended September 30, 2012 compared to $32.2 million during the same period in 2011.  The decrease in other expense was primarily due to decreases in other real estate owned expenses, FDIC assessment fees and intangible amortization expense offset by increased expense for salaries and benefits.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2012 versus 2011
	Three months ended September 30	Nine months ended September 30
Net interest income	$468	$1,195
Provision for loan losses	8	833
Other income, including securities transactions	823	1,836
Other expenses	302	206
Income taxes	(633)	(1,656)
Increase in net income	$968	$2,414

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.8 million at September 30, 2012, compared to $9.8 million at September 30, 2011 and $7.4 million at December 31, 2011. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.1 million at September 30, 2012 compared to $4.9 million on September 30, 2011 and $4.6 million on December 31, 2011. The Company’s provision for loan losses for the nine months ended September 30, 2012 and 2011 was $1.8 million and $2.6 million, respectively.  Total loans past due 30 days or more declined to .68% of loans September 30, 2012 compared to .78% of loans at December 31, 2011.  At September 30, 2012, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 72% of the loan portfolio as of September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012, annualized net charge-offs were .19% of average loans compared to .42% for the same period in 2011.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2012 and 2011 and December 31, 2011 was 14.73%, 13.82% and 13.37%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2012 and 2011 and December 31, 2011 was 15.88%, 14.91% and 14.48%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2012 and 2011 were $248 million and $208 million, respectively.  The increase in 2012 was primarily the result of several larger commercial and commercial real estate lines of credit that were unfunded at September 30, 2012.

Federal Deposit Insurance Corporation Insurance Coverage. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  A number of developments with respect to the FDIC insurance system have affected recent results.

On July 21, 2010, The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount (SMDIA) to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also, the FDIC will no longer charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act provision.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $596,000 and $856,000 for this assessment during the first nine months of 2012 and 2011, respectively.

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

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $69,000 and $81,000 during the first nine months of 2012 and 2011, respectively, for this assessment.

On September 29, 2009, the FDIC board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $1,588,000 as of September 30, 2012.

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

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Mid Bank. The FDIC and the Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms.  The proposed rules will be in a comment period through October 22, 2012.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2012 as part of the goodwill impairment test and no impairment was identified.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended September 30, 2012 and 2011 in the following table (dollars in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$13,007	$7	0.21%	$64,178	$38	0.23%
Federal funds sold	27,127	7	0.10%	80,234	15	0.07%
Certificates of deposit investments	10,138	13	0.51%	12,567	20	0.63%
Investment securities
Taxable	473,497	2,487	2.10%	403,929	2,586	2.56%
Tax-exempt (1)	52,544	451	3.43%	31,751	305	3.84%
Loans (2)(3)(4)	871,900	10,993	5.00%	807,193	11,204	5.51%
Total earning assets	1,448,213	13,958	3.82%	1,399,852	14,168	4.02%
Cash and due from banks	31,718			34,328
Premises and equipment	30,177			30,084
Other assets	47,108			50,925
Allowance for loan losses	(11,577)			(10,837)
Total assets	$1,545,639			$1,504,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$517,232	$292	0.22%	$496,313	$551	0.44%
Savings deposits	283,383	272	0.38%	256,231	362	0.56%
Time deposits	222,880	551	0.98%	254,029	750	1.17%
Securities sold under agreements to repurchase	114,183	25	0.09%	114,455	47	0.16%
FHLB advances	9,750	66	2.69%	19,750	185	3.72%
Fed Funds Purchased	190	—	0.69%	—	—	—%
Junior subordinated debt	20,620	142	2.73%	20,620	131	2.52%
Other debt	—	—	—%	—	—	—
Total interest-bearing liabilities	1,168,238	1,348	0.46%	1,161,398	2,026	0.69%
Non interest-bearing demand deposits	213,504			195,554
Other liabilities	7,725			8,733
Stockholders' equity	156,172			138,667
Total liabilities & equity	$1,545,639			$1,504,352
Net interest income		$12,610			$12,142
Net interest spread			3.36%			3.33%
Impact of non-interest bearing funds			0.11%			0.13%
Net yield on interest- earning assets			3.47%			3.46%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the nine months ended September 30, 2012 and 2011 in the following table (dollars in thousands):

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$14,328	$26	0.25%	$103,987	$194	0.25%
Federal funds sold	52,197	35	0.09%	80,115	55	0.09%
Certificates of deposit investments	11,713	47	0.53%	11,280	60	0.71%
Investment securities
Taxable	455,040	7,648	2.24%	372,573	7,225	2.59%
Tax-exempt (1)	46,919	1,245	3.54%	28,619	838	3.90%
Loans (2)(3)(4)	851,570	32,863	5.15%	800,737	33,947	5.67%
Total earning assets	1,431,767	41,864	3.90%	1,397,311	42,319	4.05%
Cash and due from banks	34,723			30,883
Premises and equipment	30,372			28,928
Other assets	47,659			53,054
Allowance for loan losses	(11,467)			(10,912)
Total assets	$1,533,054			$1,499,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$508,432	$1,166	0.31%	$501,086	$1,818	0.49%
Savings deposits	279,015	933	0.45%	248,676	1,169	0.63%
Time deposits	228,317	1,746	1.02%	272,535	2,273	1.11%
Securities sold under agreements to repurchase	113,400	100	0.12%	103,770	122	0.16%
FHLB advances	11,049	244	2.95%	20,402	579	3.79%
Fed Funds Purchased	78	—	0.69%	18	—	—%
Junior subordinated debt	20,620	428	2.77%	20,620	632	4.10%
Other debt	5,390	326	8.0%	—	—	—
Total interest-bearing liabilities	1,166,301	4,943	0.57%	1,167,107	6,593	0.76%
Non interest-bearing demand deposits	211,024			194,629
Other liabilities	7,533			6,695
Stockholders' equity	148,196			130,833
Total liabilities & equity	$1,533,054			$1,499,264
Net interest income		$36,921			$35,726
Net interest spread			3.33%			3.29%
Impact of non-interest bearing funds			0.11%			0.13%
Net yield on interest- earning assets			3.44%			3.42%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2012, compared to the same periods in 2011 (in thousands):

	Three months ended September 30, 2012 compared to 2011 Increase / (Decrease)			Nine months ended September 30, 2012 compared to 2011 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(31)	$(28)	$(3)	$(168)	$(168)	$—
Federal funds sold	(8)	(34)	26	(20)	(20)	—
Certificates of deposit investments	(7)	(4)	(3)	(13)	4	(17)
Investment securities:
Taxable	(99)	1,770	(1,869)	423	1,882	(1,459)
Tax-exempt (2)	146	181	(35)	407	492	(85)
Loans (3)	(211)	3,723	(3,934)	(1,084)	2,963	(4,047)
Total interest income	(210)	5,608	(5,818)	(455)	5,153	(5,608)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(259)	150	(409)	(652)	44	(696)
Savings deposits	(90)	206	(296)	(236)	197	(433)
Time deposits	(199)	(86)	(113)	(527)	(340)	(187)
Securities sold under agreements to repurchase	(22)	—	(22)	(22)	16	(38)
FHLB advances	(119)	(77)	(42)	(335)	(226)	(109)
Junior subordinated debt	11	—	11	(204)	—	(204)
Other debt	—	162	(162)	326	326	—
Total interest expense	(678)	355	(1,033)	(1,650)	17	(1,667)
Net interest income	$468	$5,253	$(4,785)	$1,195	$5,136	$(3,941)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $1.2 million, or 3.3%, to $36.9 million for the nine months ended September 30, 2012, from $35.7 million for the same period in 2011. The increase in net interest income was primarily due to a greater increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the decline in rates of interest-bearing liabilities during the same period.

For the nine months ended September 30, 2012, average earning assets increased by $34.5 million, or 2.5%, and average interest-bearing liabilities decreased $.8 million or .1%, compared with average balances for the same period in 2011. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company decreased $89.7 million or 86.3%.

•	Average federal funds sold decreased $27.9 million or 34.8%.

•	Average certificates of deposit investments increased by $.4 million or 3.8%.

•	Average loans increased by $50.8 million or 6.3%.

•	Average securities increased by $100.8 million or 25.1%.

•	Average deposits decreased by $6.5 million or .6%.

•	Average securities sold under agreements to repurchase increased by $9.6 million or 9.3%.

•	Average borrowings and other debt decreased by $3.9 million or 9.5%.

•	Net interest margin increased to 3.44% for the first nine months of 2012 from 3.42% for the first nine months of 2011.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.52% and 3.48% for the first nine months of 2012 and 2011, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2012 and 2011 were $796,000 and $432,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2012 and 2011 was $1.8 million and $2.6 million, respectively.  Nonperforming loans were $7.8 million and $9.8 million as of September 30, 2012 and 2011, respectively.  Net charge-offs were $1.2 million for the nine months ended September 30, 2012 compared to $2.5 million during the same period in 2011.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	$ Change	2012	2011	$ Change
Trust revenues	$759	$661	$98	$2,371	$2,181	$190
Brokerage commissions	184	178	6	494	485	9
Insurance commissions	392	385	7	1,476	1,503	(27)
Service charges	1,248	1,286	(38)	3,537	3,583	(46)
Security gains, net	110	35	75	933	412	521
Impairment recoveries (losses) on securities	127	(338)	465	127	(584)	711
Mortgage banking revenue, net	475	189	286	1,038	428	610
ATM / debit card revenue	852	882	(30)	2,543	2,603	(60)
Other	376	422	(46)	1,081	1,153	(72)
Total other income	$4,523	$3,700	$823	$13,600	$11,764	$1,836

Following are explanations of the changes in these other income categories for the three months ended September 30, 2012 compared to the same period in 2011:

•
Trust revenues increased $98,000 or 14.8% to $759,000 from $661,000 primarily due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $608.4 million at September 30, 2012 compared to $512.6 million at September 30, 2011.

•	Revenues from brokerage increased $6,000 or 3.4% to $184,000 from $178,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions increased $7,000 or 1.8% to $392,000 from $385,000 due to a increase in property and casualty insurance premiums written during 2012 compared to the same period in 2011.

•	Fees from service charges decreased $38,000 or 3% to $1,248,000 from $1,286,000 due to lower transaction account fees.

•	The sale of securities during the three months ended September 30, 2012 resulted in net securities gains of $110,000 compared to $35,000 during the three months ended September 30, 2011.

•
During the third quarter of 2012, the Company received a payment for redemption of one of its investments in trust preferred securities that resulted in the reversal of $127,000 of previous other-than-temporary impairment charges. The Company also recorded no other-than-temporary impairment charges during the third quarter of 2012 compared to $338,000 for two of its investments in trust preferred securities during the third quarter of 2011. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $286,000 or 151.3% to $475,000 from $189,000. Loans sold balances were as follows:

▪	$29.8 million (representing 238 loans) for the third quarter of 2012.

▪	$14.0 million (representing 113 loans) for the third quarter of 2011.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards decreased $30,000 or 3.4% to $852,000 from $882,000 due to lower fees received for processing transactions.

•	Other income decreased $46,000 or 10.9% to $376,000 from $422,000. This decrease was primarily due to non-recurring income received in 2011 for final distribution of an investment in other assets.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2012 compared to the same period in 2011:

•

•
Trust revenues increased $190,000 or 8.7% to $2,371,000 from $2,181,000 primarily due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $608.4 million at September 30, 2012 compared to $512.6 million at September 30, 2011.

•	Revenues from brokerage increased $9,000 or 1.9% to $494,000 from $485,000 due to an increase in commissions received from the sale of annuities.

•	Insurance commissions decreased $27,000 or 1.8% to $1,476,000 from $1,503,000 due to a decrease in property and casualty insurance premiums written during 2012 compared to the same period in 2011.

•	Fees from service charges decreased $46,000 or 1.3% to $3,537,000 from $3,583,000 due to lower overdraft fees.

•	The sale of securities during the nine months ended September 30, 2012 resulted in net securities gains of $933,000 compared to $412,000 during the nine months ended September 30, 2011.

•
During the third quarter of 2012, the Company received a payment for redemption of one of its investments in trust preferred securities that resulted in the reversal of $127,000 of previous other-than-temporary impairment charges. The Company also recorded no other-than-temporary impairment charges during the nine months ended September 30, 2012 compared to $584,000 for two of its investments in trust preferred securities during the nine months ended September 30, 2011. See Note 3 – Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•	Mortgage banking income increased $610,000 or 142.5% to $1,038,000 from $428,000. Loans sold balances were as follows:

▪	$67.2 million (representing 557 loans) for the nine months ended of September 30, 2012.

▪	$32.9 million (representing 271 loans) for the nine months ended of September 30, 2011.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards decreased $60,000 or 2.3% to $2,543,000 from $2,603,000 due to lower fees received for processing transactions.

•
Other income decreased $72,000 or 6.2% to $1,081,000 from $1,153,000. This decrease was primarily due to non-recurring income received in 2011 for final distribution of an investment in other assets and decreases in various other expenses.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30			Nine months ended September 30,
	2012	2011	$ Change	2012	2011	$ Change
Salaries and employee benefits	$5,914	$5,424	$490	$17,437	$16,483	$954
Net occupancy and equipment expense	2,028	2,058	(30)	6,042	6,008	34
Net other real estate owned expense	59	455	(396)	357	1,052	(695)
FDIC insurance	202	217	(15)	665	937	(272)
Amortization of intangible assets	179	286	(107)	603	858	(255)
Stationery and supplies	134	143	(9)	445	432	13
Legal and professional	557	586	(29)	1,665	1,666	(1)
Marketing and donations	138	320	(182)	689	779	(90)
Other operating expenses	1,351	1,375	(24)	4,058	3,952	106
Total other expense	$10,562	$10,864	$(302)	$31,961	$32,167	$(206)

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2012 compared to the same period in 2011:

•
Salaries and employee benefits, the largest component of other expense, increased $490,000 or 9% to $5,914,000 from $5,424,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2012 and an increase in accrual for bonuses based on estimated achievement for 2012.  There were 403 full-time equivalent employees at September 30, 2012 compared to 405 at September 30, 2011.

•
Occupancy and equipment expense decreased $30,000 or 1.5% to $2,028,000 from $2,058,000. This decrease was primarily due to expenses for computer software and software maintenance for existing branches and other expenses associated with the company’s purchase of a building in Mattoon, Illinois in August 2011 that were greater during the three months ended September 30, 2011 than the same period in 2012.

•
Net other real estate owned expense decreased $396,000 or 87% to $59,000 from $455,000. The decrease in 2012 was primarily due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and fewer losses on properties sold during the third quarter of 2012 compared to the same period in 2011.

•	FDIC insurance expense decreased $15,000 or 6.9% to $202,000 from $217,000 due to lower assessment rates during the third quarter of 2012 compared to the same period in 2011.

•
Expense for amortization of intangible assets decreased $107,000 or 37.4% to $179,000 from $286,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in intangible amortization expense in 2012 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles.

•	Other operating expenses decreased $24,000 or 1.7% to $1,351,000 in 2012 from $1,375,000 in 2011 due to decreases in various expenses.

•
On a net basis, all other categories of operating expenses decreased $220,000 or 21% to $829,000 in 2012 from $1,049,000 in 2011.  The decrease was primarily due to a decrease in marketing and promotion expenses.

Following are explanations for the changes in these other expense categories for the nine months ended September 30, 2012 compared to the same period in 2011:

•
Salaries and employee benefits, the largest component of other expense, increased $954,000 or 5.8% to $17,437,000 from $16,483,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2012 and an increase in accrual for bonuses based on estimated achievement for 2012.  There were 403 full-time equivalent employees at September 30, 2012 compared to 405 at September 30, 2011.

•
Occupancy and equipment expense increased $34,000 or .6% to $6,042,000 from $6,008,000. This increase was primarily due to increases in building depreciation expense and other expenses associated with the company’s purchase of a building in Mattoon, Illinois in August 2011.

•
Net other real estate owned expense decreased $695,000 or 66.1% to $357,000 from $1,052,000. The decrease in 2012 was primarily due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and fewer losses on properties sold during 2012 compared to 2011.

•
FDIC insurance expense decreased $272,000 or 29% to $665,000 from $937,000 due to a change in the calculation of insurance assessments beginning April 1, 2011 and lower assessment rates during 2012 compared to 2011.

•
Expense for amortization of intangible assets decreased $255,000 or 29.7% to $603,000 from $858,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in intangible amortization expense in 2012 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles.

•	Other operating expenses increased $106,000 or 2.7% to $4,058,000 in 2012 from $3,952,000 in 2011 due to increases in various expenses.

•
On a net basis, all other categories of operating expenses decreased $78,000 or 2.7% to $2,799,000 in 2012 from $2,877,000 in 2011.  The decrease was primarily due to a decrease in marketing and promotion and legal expenses offset by an increase in other professional and stationery and supplies expenses.

Income Taxes

Total income tax expense amounted to $6,293,000 (37.4% effective tax rate) for the nine months ended September 30, 2012, compared to $4,637,000 (36.4% effective tax rate) for the same period in 2011. Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This increase continued in 2012.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of September 30, 2012and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$174,089	1.75%	$164,812	1.99%
Obligations of states and political subdivisions	51,327	3.62%	38,879	3.92%
Mortgage-backed securities: GSE residential	276,889	2.81%	254,930	3.17%
Trust preferred securities	4,974	3.50%	5,625	4.05%
Other securities	9,637	1.92%	9,561	1.92%
Total securities	$516,916	2.53%	$473,807	2.81%

At September 30, 2012, the Company’s investment portfolio increased by $43.1 million  from December 31, 2011 due to the purchase of various securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2012 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2010 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$174,089	$175,475	$175,475	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	51,327	54,611	3,285	40,332	6,227	1,389	—	3,378
Mortgage-backed securities (2)	276,889	285,412	—	—	—	—	—	285,412
Trust preferred securities	4,974	450	—	—	—	—	450	—
Other securities	9,637	9,804	—	—	7,911	1,844	—	49
Total investments	$516,916	$525,752	$178,760	$40,332	$14,138	$3,233	$450	$288,839

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

The trust preferred securities are three trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of September 30, 2012:

Deal name	PreTSL I	PreTSL II	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$513,000	$809,000	$3,652,000
Fair value	$209,000	$213,000	$28,000
Unrealized gains/(losses)	$(304,000)	$(596,000)	$(3,624,000)
Other-than-temporary impairment recorded in earnings	$691,000	$2,187,000	$1,111,000
Lowest credit rating assigned	Ca	Ca	C
Number of performing banks	12	14	27
Number of issuers in default	4	4	9
Number of issuers in deferral	1	6	9
Original collateral	$303,112,000	$334,170,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	22.8%	26.0%	25.2%
Remaining collateral	$177,000,000	$183,200,000	$360,616,000
Actual defaults & deferrals as a % of remaining collateral	39.0%	47.5%	25.2%
Expected defaults & deferrals as a % of remaining collateral	41.2%	49.6%	34.6%
Performing collateral	$108,000,000	$96,200,000	$270,642,245
Current balance of class	$90,533,716	$122,047,807	$36,990,895
Subordination	$131,121,879	$185,063,249	$301,063,079
Excess subordination	$(23,121,879)	$(88,863,249)	$(30,420,834)
Excess subordination as a % of remaining performing collateral	(21.4)%	(92.4)%	(11.2)%
Discount rate (1)	9.74%	9.68%	1.63%-4.79%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36	2% / .36	2% / .36
Recovery assumption (3)	10%	10%	10%
Prepayment assumption (4)	1%	1%	1%

(1) The discount rate for floating rate bonds is a compound interest formula based on the LIBOR forward curve for each payment date
(2) 2% annually for 2 years and 36 basis points annually thereafter
(3) With 2 year lag
(4) Additional assumptions regarding prepayments:
Banks with more than $15 billion in total assets as of 12/31/2009:
(a) For fixed rate TruPS, all securities will be called in one year
(b) For floating rate TruPS, (1) all securities with spreads greater than 250 bps will be called in one year (2) all securities with spreads between 150 bps and 250 bps will be called at a rate of 5% annually (3) all securities with spreads less than 150 bps will be called at a rate of 1% annually
Banks with less than $15 billion in total assets as of 12/31/2009:
(a) For fixed rate TruPS, (1) all securities with coupons greater than 8% that were issued by healthy banks with the capacity to prepay will be called in one year (2) All remaining fixed rate securities will be called at a rate of 1% annually
(b) For floating rate TruPs, all securities will be called at a rate of 1% annually

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

At September 30, 2012 and 2011 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on all of its trust preferred securities investments as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at September 30, 2012 and December 31, 2011.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	% Outstanding Loans	December 31, 2011	% Outstanding Loans
Construction and land development	$25,117	2.8%	$23,136	2.7%
Farm loans	83,425	9.3%	72,585	8.4%
1-4 Family residential properties	190,239	21.2%	181,849	21.1%
Multifamily residential properties	44,292	4.9%	19,846	2.3%
Commercial real estate	313,030	34.8%	321,001	37.4%
Loans secured by real estate	656,103	73.0%	618,417	71.9%
Agricultural loans	63,365	7.0%	63,257	7.4%
Commercial and industrial loans	154,301	17.2%	150,716	17.5%
Consumer loans	16,242	1.8%	16,271	1.9%
All other loans	9,356	1.0%	11,413	1.3%
Total loans	$899,367	100.0%	$860,074	100.0%

Overall loans increased $39.3 million, or 4.6%.  The increase was primarily due to increases in multifamily residential properties and farm loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1,390,000 and $1,046,000 as of September 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Mattoon region	$179,940	20.0%	$163,446	19.0%
Charleston region	52,199	5.8%	48,716	5.7%
Sullivan region	128,252	14.3%	120,369	14.0%
Effingham region	65,630	7.3%	75,750	8.8%
Decatur region	223,394	24.8%	197,063	22.9%
Peoria region	140,490	15.6%	143,955	16.7%
Highland region	109,462	12.2%	110,775	12.9%
Total all regions	$899,367	100.0%	$860,074	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2012 and 2011, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2012 and December 31, 2011, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2012		December 31, 2011
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$125,808	13.99%	$120,061	13.17%
Lessors of non-residential buildings	92,791	10.32%	82,557	9.50%
Lessors of residential buildings & dwellings	60,536	6.73%	44,009	5.06%
Hotels and motels	46,232	5.14%	46,842	5.64%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2012, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$12,193	$6,467	$6,457	$25,117
Farm loans	13,168	40,277	29,980	83,425
1-4 Family residential properties	24,683	85,728	79,828	190,239
Multifamily residential properties	943	17,801	25,548	44,292
Commercial real estate	43,985	182,268	86,777	313,030
Loans secured by real estate	94,972	332,541	228,590	656,103
Agricultural loans	48,045	14,512	808	63,365
Commercial and industrial loans	104,716	40,129	9,456	154,301
Consumer loans	3,525	12,385	332	16,242
All other loans	1,309	1,999	6,048	9,356
Total loans	$252,567	$401,566	$245,234	$899,367

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2012, loans with maturities over one year consisted of approximately $580.1 million in fixed rate loans and approximately $66.7 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Nonaccrual loans	$7,132	$6,723
Restructured loans which are performing in accordance with revised terms	712	717
Total nonperforming loans	7,844	7,440
Repossessed assets	1,103	4,606
Total nonperforming loans and repossessed assets	$8,947	$12,046
Nonperforming loans to loans, before allowance for loan losses	0.87%	0.87%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.99%	1.40%

The $409,000 increase in nonaccrual loans during 2012 resulted from the net of $3,514,000 of loans put on nonaccrual status, offset by $270,000 of loans transferred to other real estate owned, $523,000 of loans charged off and $2,312,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,553	21.8%	$833	12.4%
Farm loans	199	2.8%	532	7.9%
1-4 Family residential properties	1,941	27.2%	1,712	25.5%
Commercial real estate	1,903	26.7%	2,245	33.4%
Loans secured by real estate	5,596	78.5%	5,322	79.2%
Agricultural loans	823	11.5%	673	10.0%
Commercial and industrial loans	698	9.8%	720	10.7%
Consumer loans	15	0.2%	8	0.1%
Total loans	$7,132	100.0%	$6,723	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $165,000 and $361,000 for the nine months ended September 30, 2012 and 2011, respectively.

The $3,503,000 decrease in repossessed assets during 2012 resulted from the net of $585,000 of additional assets repossessed, $3,735,000 of repossessed assets sold and $353,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	25.2%	$694	15.1%
1-4 family residential properties	407	36.9%	571	12.4%
Multi-family residential properties	43	3.9%	43	0.9%
Commercial real estate	375	34.0%	3,298	71.6%
Total real estate	1,103	100.0%	4,606	100.0%
Consumer Loans	—	—%	—	—
Total repossessed collateral	$1,103	100.0%	$4,606	100.0%

Repossessed assets sold during 2012 resulted in net losses of $267,000, of which $257,000 was related to real estate asset sales. Repossessed assets sold during 2011 resulted in net gains of $712,000, of which net gains of $712,000 were related to real estate asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2012, the Company’s loan portfolio included $146.7 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $125.8 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $10.9 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming increased $5.7 million from $120.1 million at December 31, 2011.

While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. Drought conditions present during the second and third quarters of 2012 are expected to reduce the 2012 crop yields.  The impact on the cash flow of agricultural customers is mitigated to some extent because most of these customers maintain crop insurance. The Company does not expect the drought conditions to have a material impact on the allowance for loan losses.

In addition, the Company has $46.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $92.8 million of loans to lessors of non-residential buildings and $60.5 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of September 30, 2012 and 2011, and of changes in the allowance for the three and nine month periods ended September 30, 2012 and 2011, is as follows (dollars in thousands):

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Average loans outstanding, net of unearned income	$871,900	$807,193	$851,570	$800,737
Allowance-beginning of period	11,455	10,695	11,120	10,393
Charge-offs:
Real estate-mortgage	501	804	1,036	1,911
Commercial, financial & agricultural	39	172	319	697
Installment	5	30	28	43
Other	40	52	112	115
Total charge-offs	585	1,058	1,495	2,766
Recoveries:
Real estate-mortgage	13	10	118	63
Commercial, financial & agricultural	11	28	60	82
Installment	8	3	19	11
Other	23	23	72	62
Total recoveries	55	64	269	218
Net charge-offs	530	994	1,226	2,548
Provision for loan losses	720	728	1,751	2,584
Allowance-end of period	$11,645	$10,429	$11,645	$10,429
Ratio of annualized net charge-offs to average loans	0.24%	0.49%	0.19%	0.42%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.30%	1.28%	1.30%	1.28%
Ratio of allowance for loan losses to nonperforming loans	148.5%	106.4%	148.5%	106.4%

The ratio of the allowance for loan losses to nonperforming loans is 148.5% as of September 30, 2012 compared to 106.4% as of September 30, 2011.  This change is primarily due to a decline in non-performing loans. The decline in non-performing loans was the result of borrower paydowns and charge-offs. Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During the first nine months of 2012, the Company had net charge-offs of $1.2 million compared to $2.5 million in 2011. During 2012, the Company’s significant charge-offs included $383,000 on seven commercial real estate loans of four borrowers, $174,000 on one residential real estate loan and $257,000 on seven commercial operating loans of three borrowers.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 (dollars in thousands):

	Nine months ended September 30, 2012		Nine months ended September 30, 2011		Year ended December 31, 2011
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$211,024	—%	$194,629	—%	$197,246	—%
Interest-bearing	508,432	0.31%	501,086	0.51%	499,184	0.47%
Savings	279,015	0.45%	248,676	0.66%	251,268	0.59%
Time deposits	228,317	1.02%	272,535	1.09%	264,508	1.10%
Total average deposits	$1,226,788	0.42%	$1,216,926	0.59%	$1,212,206	0.56%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011 (in thousands):

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	Year ended December 31, 2011
High month-end balances of total deposits	$1,257,960	$1,233,633	$1,233,633
Low month-end balances of total deposits	1,193,341	1,195,627	1,170,734

During the first nine months of 2012, the average balance of deposits increased by $14.6 million from the average balance for the year ended December 31, 2011. Average non-interest bearing deposits increased by $13.8 million, average interest bearing account balances increased by $9.2 million, savings account balances increased $27.7 million and balances of time deposits declined $36.2 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
3 months or less	$23,163	$17,095
Over 3 through 6 months	9,918	11,037
Over 6 through 12 months	15,435	22,126
Over 12 months	18,672	17,596
Total	$67,188	$67,854

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2012 and December 31, 2011 is presented below (dollars in thousands):

	September 30, 2012	December 31, 2011
Securities sold under agreements to repurchase	$111,870	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	4,750	14,750
Fixed term – due after one year	5,000	5,000
Junior subordinated debentures	20,620	20,620
Debt due in one year or less	—	8,250
Total	$142,240	$181,000
Average interest rate at end of period	0.61%	1.13%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$118,030	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,750	14,750
Fixed term – due after one year	5,000	14,750
Debt:
Debt due in one year or less	8,250	8,250
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$113,400	$108,240
Federal funds purchased	78	14
Federal Home Loan Bank advances:
FHLB-overnite	4	3
Fixed term – due in one year or less	6,046	9,863
Fixed term – due after one year	5,000	10,372
Debt:
Loans due in one year or less	5,390	927
Junior subordinated debentures	20,620	20,620
Total	$150,538	$150,039
Average interest rate during the period	0.97%	1.19%

Securities sold under agreements to repurchase declined $20.5 million during the first nine months of 2012 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2012 the fixed term advances consisted of $9.75 million as follows:

•	$4.75 million advance at 4.75% with a 5-year maturity, due December 24, 2012

•	$5 million advance at 4.58% with a 10-year maturity, due July 14, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of September 30, 2012. This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at September 30, 2012). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2012 and 2011 and December 31, 2011.

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

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they will exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors will use the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were canceled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.31% and 3.10% at September 30, 2012 and December 31, 2011, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.99% and 1.95% at and September 30, 2012 and December 31, 2011, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2012 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$8,756	$—	$—	$—	$—	$—	$8,756	$8,756
Certificates of deposit investments	8,504	—	—	—	—	—	8,504	8,497
Taxable investment securities	7,923	2,012	5,339	11,047	18,317	426,503	471,141	471,141
Nontaxable investment securities	406	569	11	1,090	1,669	50,866	54,611	54,611
Loans	448,483	133,446	106,131	107,651	79,796	23,860	899,367	901,960
Total	$474,072	$136,027	$111,481	$119,788	$99,782	$501,229	$1,442,379	$1,444,965
Interest-bearing liabilities:
Savings and NOW accounts	$101,134	$30,574	$31,679	$43,850	$45,085	$265,956	$518,278	$518,278
Money market accounts	248,850	3,071	3,156	4,095	4,180	22,096	285,448	285,448
Other time deposits	167,232	22,433	10,165	11,599	8,072	188	219,689	220,248
Short-term borrowings/debt	111,870	—	—	—	—	—	111,870	111,865
Long-term borrowings/debt	25,370	—	—	—	5,000	—	30,370	22,240
Total	$654,456	$56,078	$45,000	$59,544	$62,337	$288,240	$1,165,655	$1,158,079
Rate sensitive assets – rate sensitive liabilities	$(180,384)	$79,949	$66,481	$60,244	$37,445	$212,989	$276,724
Cumulative GAP	$(180,384)	$(100,435)	$(33,954)	$26,290	$63,735	$276,724
Cumulative amounts as % of total Rate sensitive assets	(12.5)%	5.5%	4.6%	4.2%	2.6%	14.8%
Cumulative Ratio	(12.5)%	(7.0)%	(2.4)%	1.8%	4.4%	19.2%

The static GAP analysis shows that at September 30, 2012, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

There are several ways the Company measures and manages the exposure to interest rate sensitivity, including static GAP analysis.  The Company’s ALCO also uses other financial models to project interest income under various rate scenarios and prepayment/extension assumptions consistent with First Mid Bank’s historical experience and with known industry trends.  ALCO meets at least monthly to review the Company’s exposure to interest rate changes as indicated by the various techniques and to make necessary changes in the composition terms and/or rates of the assets and liabilities.  The Company is currently experiencing downward pressure on asset yields resulting from the extended period of historically low interest rates and heightened competition for loans. A continuation of this environment could result in a decline in interest income and the net interest margin.

Capital Resources

At September 30, 2012, the Company’s stockholders' equity had increased $16.7 million, or 11.9%, to $157,688,000 from $140,967,000 as of December 31, 2011. During the first nine months of 2012, net income contributed $10,516,000 to equity before the payment of dividends to stockholders. The issuance of additional Series C Preferred Stock (1,650 shares) increased stockholders’ equity by $8,250,000. The change in market value of available-for-sale investment securities increased stockholders' equity by $2,244,000, net of tax.  Additional purchases of treasury stock (69,754 shares at an average cost of $23.47 per share) decreased stockholders’ equity by approximately $1,637,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2012 and December 31, 2011, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2012, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to risk-weighted assets)
Company	$161,391	15.88%	$81,315	> 8.00%	N/A	N/A
First Mid Bank	140,519	13.97	80,496	> 8.00	$100,620	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	149,746	14.73	40,657	> 4.00	N/A	N/A
First Mid Bank	128,874	12.81	40,248	> 4.00	60,372	> 6.00
Tier 1 Capital (to average assets)
Company	149,746	9.83	60,924	> 4.00	N/A	N/A
First Mid Bank	128,874	8.52	60,538	> 4.00	75,672	> 5.00
December 31, 2011
Total Capital (to risk-weighted assets)
Company	$145,006	14.48%	$80,093	> 8.00%	N/A	N/A
First Mid Bank	127,386	12.83	79,434	> 8.00	$99,292	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,886	13.37	40,046	> 4.00	N/A	N/A
First Mid Bank	116,266	11.71	39,717	> 4.00	59,575	> 6.00
Tier 1 Capital (to average assets)
Company	133,886	8.99	59,574	> 4.00	N/A	N/A
First Mid Bank	116,266	7.85	59,228	> 4.00	74,035	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2012, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2011 or 2012.  The awarded 14,592 shares and 17,409 shares during 2012 and 2011, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the nine months ended September 30, 2012, the Company repurchased 69,754 shares at a total cost of approximately $1,637,000. Since 1998, the Company has repurchased a total of 3,110,000 shares at a total price of approximately $59,812,000.  As of September 30, 2012, the Company is authorized per all repurchase programs to purchase $1,895,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2012, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2012, the excess collateral at the FHLB would support approximately $94.5 million of additional advances.

•	First Mid Bank receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2012, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2012 and 2011 and December 31, 2011.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$219,689	$157,437	$38,116	$23,948	$188
Debt	20,620	—	—	—	20,620
Other borrowings	121,620	121,620	—	—	—
Operating leases	3,864	1,021	1,568	557	718
Supplemental retirement	912	50	200	200	462
	$366,705	$280,128	$39,884	$24,705	$21,988

For the nine months ended September 30, 2012, net cash of $14.1 million  and $34.9 million was provided from operating activities and financing activities, respectively and $76.4 million was used in investing activities. In total, cash and cash equivalents decreased by $27.4 million since year-end 2011.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012	December 31, 2011
Unused commitments and lines of credit:
Commercial real estate	$45,801	$33,970
Commercial operating	134,343	119,102
Home equity	25,381	24,804
Other	38,371	44,433
Total	$243,896	$222,309
Standby letters of credit	$4,237	$6,267

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	—	$—	—	$2,621,000
August 1, 2012 - August 31, 2012	24,459	$25.63	24,459	$1,994,000
September 1, 2012 - September 30, 2012	3,938	$25.29	3,938	$1,895,000
Total	28,397	$25.58	28,397	$1,895,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 8, 2012

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.