Form 10-K
period 2012-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2013-03-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form    Yes [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $93,551,547.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 7, 2013, 5,932,206 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2013 Annual Meeting of Shareholders to be held on April 24, 2013 III

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

In 2002, the Company acquired all of the outstanding stock of First Mid Insurance, an insurance agency located in Mattoon.

In 2009, the Company opened de novo branches in Decatur and Champaign.

On September 10, 2010, the Company acquired 10 Illinois branches (the “Branches”) from First Bank, a Missouri state chartered bank, located in Bartonville, Bloomington, Galesburg, Knoxville, Peoria and Quincy, Illinois.

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 400 people on a full-time equivalent basis as of December 31, 2012.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

Business Lines

The Company has chosen to operate in three primary lines of business—community banking and wealth management through First Mid Bank and insurance brokerage through First Mid Insurance.  Of these, the community banking line contributes approximately 91% of the Company’s total revenues and profits.  Within the community banking line, the Company serves commercial, retail and agricultural customers with a broad array of deposit and loan related products.  The wealth management line provides estate planning, investment and farm management services for individuals and employee benefit services for business enterprises.  The insurance brokerage line provides commercial lines insurance to businesses as well as homeowner, automobile and other types of personal lines insurance to individuals. All three lines emphasize a “hands on” approach to service so that products and services can be tailored to fit the specific needs of existing and potential customers.  Management believes that by emphasizing this personalized approach, the Company can, to a degree, diminish the trend towards homogeneous financial services, thereby differentiating the Company from competitors and allowing for slightly higher operating margins in each of the three lines.

Business Strategies

Strategy for Operations and Risk Management.  Operationally, the Company centralizes most administrative and clerical tasks within its home office location in Mattoon, Illinois.  This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as is practicable, and better manages the various forms of risk inherent in this business.  This approach also makes use of technology in day-to-day banking activities thereby reducing the potential for human error. While the Company does not employ every new technology that is introduced, it attempts to be competitive with other banking organizations with respect to operational and customer technology.

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

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization and three non-employee members of the board of directors, must approve all underwriting decisions in excess of $2 million and up to 75% of the legal lending limit which was $21.1 million at December 31, 2012. The Board of Directors must approve all underwriting decisions in excess of 75% of the legal lending limit. While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $2.5 million (0.32% of average loans) over the past five years. Nonperforming loans were $7.6 million (0.83% of total loans) at December 31, 2012.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the business of financial intermediation. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool, employing a variety of “what if” scenarios to properly plan its activities.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2012, the Company’s net interest margin decreased to 3.44% from 3.45% in 2011.

Strategy for Growth.  The Company believes that growth of its revenue stream and of its customer base is vital to the goal of increasing the value of its shareholders’ investment. Management attempts to grow in two primary ways:

· by organic growth through adding new customers and selling more products and services to existing customers; and
· by acquisitions.

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel attempt to match products and services with the particular financial needs of individual customers and prospective customers.  Most senior officers of the organization are required to attend monthly meetings where they report on their business development efforts and results.  Executive management uses these meetings as an educational and risk management opportunity as well.  Cross-selling opportunities are encouraged between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $217 million at December 31, 2008 to $316 million at December 31, 2012 primarily due to loans acquired in the acquisition of the Branches completed during the third quarter of 2010.  Approximately 62% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2012. The Company has also focused on growing the commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty and group medical insurance for businesses and personal lines insurance to individuals.

Growth through acquisitions has been an integral part of the Company’s strategy for an extended period of time.  When reviewing acquisition possibilities, the Company focuses on those organizations where there is a cultural fit with its existing operations and where there is a strong likelihood of adding to shareholder value.  Most past acquisitions have been cash-based transactions. The Company would also consider a stock-based acquisition if the strategic and financial metrics were compelling. The Company viewed the acquisition of the First Bank Branches in the third quarter of 2010 as an opportunity to acquire selected assets, add to its deposit base and expand its geographical reach.

Historically, the Company's growth strategy has been to grow the customer base without significantly increasing the shareholder base.  This requires a certain amount of financial leverage and the Company monitors its capital base carefully to satisfy all regulatory requirements while maintaining flexibility.  The Company has maintained a Dividend Reinvestment Plan as well as various forms of equity compensation for directors and key managers. It has also maintained an ongoing share buy back program both as a service to shareholders and a means of maintaining optimal levels of capital. The growth strategy could include increasing the stockholder base in the future is an acquisition included a stock component.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  The Company will continue to evaluate the affects of these changes. Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on the Company’s business, results of operations and financial condition.  The Act, among other things:

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

Basel III

In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements, with rules expected to be implemented between 2013 and 2019. The rules were expected to be implemented beginning on January 1, 2013, however, on November 9, 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency announced that the implementation of the proposed rule was delayed.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and First Mid Bank. The FDIC and the Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012. The proposed rules implement Basel III regulatory capital reforms.  The comment period for the proposed rules ended on October 22, 2012, but final rules have not yet been released.

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

The proposed rules also proposed to phase out from Tier 1 capital, for institutions like the Company, under $15 billion in assets, over a 10 year period commencing January 1, 2013, trust preferred securities and cumulative preferred stock. While uncertainty exists in both the final form of the rules and whether or not the Company will be required to adopt all of the rules, the Company is closely monitoring relevant developments.

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

Capital Requirements.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  The Federal Reserve Board’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies:  a risk-based requirement expressed as a percentage of total risk-weighted assets, and a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with minimum requirements of at least 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity, which includes the Series B 9% Preferred Stock issued by the Company in 2009 and the Series C Preferred Stock issued by the Company in 2011, less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships), and total capital means Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital, limited amounts of unrealized gains on equity securities and a portion of the Company’s allowance for loan and lease losses.

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

As of December 31, 2012, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.65%, a Tier 1 risk-based ratio of 14.51% and a leverage ratio of 9.66%.

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

Deposit Insurance. As an FDIC-insured institution, First Mid Bank is required to pay deposit insurance premium assessments to the FDIC.  On July 21, 2010, The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount from $100,000 to $250,000. On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act, which provides unlimited deposit insurance coverage for “noninterest-bearing transaction accounts” from December 31, 2010 through December 31, 2012. Also, the FDIC will no longer charge a separate assessment for the insurance of these accounts under the Dodd-Frank Act. The Company expensed $0 during 2012 and 2011 and $95,000 during 2010 for this program.

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $0.8 million, $1.1 million and $1.3 million for this assessment during 2012, 2011 and 2010, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $92,000, $103,000 and $99,000 during 2012, 2011 and 2010, respectively, for this assessment.

On September 29, 2009, the FDIC Board proposed a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applies to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset has been amortized to non-interest expense over the past three years. The remaining balance of this asset was $1,400,000 as of December 31, 2012 due to changes in the calculation of the assessment which resulted in less expense than the amount calculated in 2009.

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2012, First Mid Bank paid supervisory fees to the OCC totaling $320,000.

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

During the year ended December 31, 2012, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.04%, a Tier 1 risk-based ratio of 12.89% and a leverage ratio of 8.56%.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.  As of December 31, 2012, approximately $27.7 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s board of directors and are identified below.

Name (Age)	Position With Company
William S. Rowland (65)	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Dively (53)	Senior Executive Vice President
Michael L. Taylor (44)	Executive Vice President and Chief Financial Officer
John W. Hedges (64)	Executive Vice President
Laurel G. Allenbaugh (52)	Executive Vice President
Eric S. McRae (47)	Executive Vice President
Charles A. LeFebvre (43)	Executive Vice President
Christopher L. Slabach (50)	Senior Vice President
Clay M. Dean (38)	Senior Vice President

William S. Rowland, age 65, has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since May 1999.  He served as Executive Vice President of the Company from 1997 to 1999 and as Treasurer and Chief Financial Officer from 1989 to 1999.  He also serves as Chairman of the Board of Directors and Chief Executive Officer of First Mid Bank.

Joseph R. Dively, age 53, has been the Senior Executive Vice President of the Company and the President of First Mid Bank since May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 44, has been the Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President and Chief Financial Officer from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 64, has been Executive Vice President of the Company since September 1999 and Senior Executive Vice President and Chief Credit Officer of First Mid Bank since May 2011. He served as President of First Mid Bank from September 1999 to May 2011.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 52, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 47, has been Executive Vice President of the Company and Executive Vice President, Senior Lender of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 43, has been Executive Vice President of the Company since 2008 and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

Christopher L. Slabach, age 50, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 38, has been Senior Vice President of the Company and Senior Vice President Chief Deposit Services Officer of First Mid Bank since November 2012. He served as Senior Vice President Director of Treasury Management of First Mid bank from 2010 to 2012.

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

The capital and credit markets, including the fixed income markets, have been experiencing volatility and disruption for the past several years. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ financial strength.

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

Decline in the strength and stability of other financial institutions may adversely affect the Company’s business. The actions and commercial soundness of other financial institutions could affect the Company’s ability to engage in routine funding transactions. Financial services institutions are interrelated as a result of clearing, counterparty or other relationships. The Company has exposure to different counterparties, and executes transactions with various counterparties in the financial industry. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, led to market-wide liquidity problems in recent year and could lead to losses or defaults by the Company or by other institutions. Many of these transactions expose the Company to credit risk in the event of default of its counterparty or client. Any such losses could materially and adversely affect the Company’s results of operations.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $665 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2012. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

Continued deterioration in the real estate market could lead to additional losses, which could have a material adverse effect on the business, financial condition and results of operations or the Company. Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

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

If the Company’s stock price declines from levels at December 31, 2012, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2012. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

The Company's headquarters is located at 1421 Charleston Avenue, Mattoon Illinois . This location is also used by the loan and deposit operations departments of First Mid Bank.  In addition, the Company owns a facility located at 1500 Wabash Avenue, Mattoon, Illinois, which it is currently leasing to a non-affiliated third party.

The main office of First Mid Bank is located at 1515 Charleston Avenue, Mattoon, Illinois and is owned by First Mid Bank. First Mid Bank also owns a building located at 1520 Charleston Avenue, which is used by MIDS for its data processing and by the Company and First Mid Bank for back room operations.  First Mid Bank also conducts business through numerous facilities, owned and leased, located in seventeen counties throughout Illinois.  Of the thirty-seven other banking offices operated by First Mid Bank, twenty-three are owned and fourteen are leased from non-affiliated third parties.

First Mid Insurance leases a facility located at 100 Lerna Road South, Mattoon, Illinois.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2012 was $29.7 million.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 586 shareholders of record as of December 31, 2012 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2012
4th	$25.50	$22.00
3rd	$27.00	$22.17
2nd	$26.00	$21.60
1st	$23.45	$18.45
2011
4th	$20.00	$18.00
3rd	$18.95	$18.00
2nd	$19.00	$17.80
1st	$19.00	$16.85

The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/23/2012	12/7/2012	$0.210
4/24/2012	6/8/2012	$0.210
12/13/2011	1/9/2012	$0.210
4/27/2011	6/7/2011	$0.190

The Company’s shareholders are entitled to receive such dividends as are declared by the Board of Directors, which considers payment of dividends semi-annually.  The ability of the Company to pay dividends, as well as fund its operations, is dependent upon receipt of dividends from First Mid Bank.  Regulatory authorities limit the amount of dividends that can be paid by First Mid Bank without prior approval from such authorities.  For further discussion of First Mid Bank’s dividend restrictions, see Item1 – “Business” – “First Mid Bank” – “Dividends” and Note 16 – “Dividend Restrictions” herein.  The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2012 and 2011.

During 2012, the Board of Directors voted to pay the dividend scheduled to be paid in January 2013 prior to year-end 2012 due to the uncertainty of the federal income and capital gains tax rates. Accordingly, there were three dividends paid during 2012. The Company excepts to resume its practice of paying semi-annual dividends in 2013 subject to Board of Director approval.

The following table summarizes share repurchase activity for the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2012 – October 31, 2012	—	$0.00	—	$1,895,000
November 1, 2012 – November 30, 2012	14,723	$24.56	14,723	$6,533,000
December 1, 2012 – December 31, 2012	80,640	$23.73	80,640	$4,620,000
Total	95,363	$23.86	95,363	$4,620,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $66.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2012	2011	2010	2009	2008
Summary of Operations
Interest income	$55,767	$56,772	$50,883	$51,409	$57,066
Interest expense	6,157	8,504	10,756	15,837	21,344
Net interest income	49,610	48,268	40,127	35,572	35,722
Provision for loan losses	2,647	3,101	3,737	3,594	3,559
Other income	18,310	15,787	13,820	13,455	15,264
Other expense	42,838	43,053	36,927	33,212	31,460
Income before income taxes	22,435	17,901	13,283	12,221	15,967
Income tax expense	8,410	6,529	4,522	4,007	5,443
Net income	14,025	11,372	8,761	8,214	10,524
Dividends on preferred shares	4,252	3,576	2,240	1,821	—
Net income available to common stockholders	$9,773	$7,796	$6,521	$6,393	$10,524
Per Common Share Data
Basic earnings per share	$1.62	$1.29	$1.07	$1.04	$1.69
Diluted earnings per share	1.62	1.29	1.07	1.04	1.67
Dividends declared per share	0.42	0.40	0.38	0.38	0.38
Book value per common share	17.53	16.18	14.46	14.23	13.50
Capital Ratios
Total capital to risk-weighted assets	15.65%	14.48%	12.84%	15.76%	11.99%
Tier 1 capital to risk-weighted assets	14.51%	13.37%	11.71%	14.57%	11.02%
Tier 1 capital to average assets	9.66%	8.99%	7.42%	10.63%	8.41%
Financial Ratios
Net interest margin	3.44%	3.45%	3.51%	3.40%	3.73%
Return on average assets	0.91%	0.76%	0.72%	0.74%	1.03%
Return on average common equity	9.53%	8.36%	7.20%	9.56%	12.87%
Dividend on common shares payout ratio	25.93%	31.01%	35.51%	36.54%	22.49%
Average equity to average assets	9.76%	8.88%	9.44%	9.59%	8.00%
Allowance for loan losses as a percent of total loans	1.29%	1.29%	1.29%	1.35%	1.02%
Year End Balances
Total assets	$1,578,032	$1,500,956	$1,468,245	$1,095,155	$1,049,700
Net loans, including loans held for sale	899,289	848,954	794,188	691,288	734,351
Total deposits	1,274,065	1,170,734	1,212,710	840,410	806,354
Total equity	156,687	140,967	112,265	111,221	82,778
Average Balances
Total assets	$1,543,453	$1,502,794	$1,219,353	$1,108,669	$1,022,734
Net loans, including loans held for sale	866,912	796,520	708,367	692,961	733,681
Total deposits	1,236,598	1,212,206	972,811	744,043	795,786
Total equity	150,578	133,444	115,151	106,295	81,793

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2012, 2011 and 2010.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A. “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise.

For the Years Ended December 31, 2012, 2011 and 2010

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

Net income was $14.02 million, $11.37 million, and $8.76 million and diluted earnings per share were $1.62, $1.29, and $1.07 for the years ended December 31, 2012, 2011 and 2010, respectively. The increases in net income and earnings per share in 2012 was primarily the result of an increase in net interest income due to an increase in the size of the balance sheet and lower rates paid on deposit balances resulting in less interest expense for the year, no impairment charges recorded for investment securities, an increase in mortgage banking income and a reduction of other real estate owned expenses. The following table shows the Company’s annualized performance ratios for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Return on average assets	0.91%	0.76%	0.72%
Return on average common equity	9.53%	8.36%	7.20%
Average common equity to average assets	9.76%	8.88%	9.44%

Total assets at December 31, 2012, 2011 and 2010 were $1.58 billion, $1.50 billion, and $1.47 billion, respectively. Net loan balances increased to $899.3 million at December 31, 2012, from $849 million at December 31, 2011 from $794.2 million at December 31, 2010. Of the increase in 2012, $46.9 million or 93% was due to increases in loans secured by real estate.  Of the increase in 2011, $53.8 million or 98% was due to increases in loans secured by real estate and commercial and industrial loans.

Total deposit balances increased to $1.27 billion at December 31, 2012 from $1.17 billion at December 31, 2011 and from $1.21 billion at December 31, 2010. The increase in 2012 was due to a decline in increases in non-interest bearing and savings account balances offset by higher rate CDs that matured and were not replaced. The decrease in 2011 was due to a decline in money market balances and higher rate CDs that matured and were not replaced.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.44% for 2012, 3.45% for 2011 and 3.51% for 2010. The decrease during 2012 was the result of a greater decline in asset yields for loans and and investments than deposit rates due to the continued historically low level of interest rates. The decrease during 2011 was primarily the result of the impact of the increase in liquidity resulting from the acquisition of the Branches as the difference between loans ($135 million) and deposits ($337 million) was initially held as Federal Funds sold and interest bearing balances until deployed.

Net interest income increased to $49.6 million in 2012 from $48.3 million in 2011 and $40.1 million in 2010.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $18.3 million in 2012 compared to $15.8 million in 2011 and $13.8 million in 2010. The primary reason for the increase of $2.5 million or 16% from 2011 to 2012 was increases in trust revenue and mortgage banking revenue and no other-than-temporary impairment charges on investment securities. The primary reason for the increase of $2 million or 14.2% from 2010 to 2011 was increases in ATM and debit fees, an increase in trust revenues and less other-than-temporary impairment charges on investment securities.

Non-interest expenses decreased $215,000, to $42.8 million in 2012 compared to $43.1 million in 2011, and $36.9 million in 2010.  The decrease during 2012 was primarily due to a decline in expenses from other real estate owned offset by an increase in salaries and benefits expenses.  The increase during 2011 was primarily due to additional expenses incurred as a result of operating the acquisition of the Branches for a full year, as well as increases in other real estate owned expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2012 vs 2011	2011 vs 2010
Net interest income	$1,342	$8,141
Provision for loan losses	454	636
Other income, including securities transactions	2,523	1,967
Other expenses	215	(6,126)
Income taxes	(1,881)	(2,007)
Increase in net income	$2,653	$2,611

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $7.6 million at December 31, 2012 compared to $7.4 million at December 31, 2011 and $10.4 million at December 31, 2010.  The increase in 2012 was primarily the result of additional loans becoming past-due and put on non-accrual. The decrease in 2011 was primarily a result of loans that paid-off or became current during the year and loans transferred to other real estate owned during the year as a result of continued deterioration in economic conditions including increased unemployment, reduction in cash flow from increased vacancies in commercial properties, and declines in property values. Other real estate owned balances totaled $1.2 million at December 31, 2012 compared to $4.6 million at December 31, 2011 and $6.1 million at December 31, 2010. The Company’s provision for loan losses was $2.6 million for 2012 compared to $3.1 million for 2011 and $3.7 million for 2010.  At December 31, 2012, the composition of the loan portfolio remained similar to year-end 2011.  Loans secured by both commercial and residential real estate comprised of 72% of the loan portfolio for both December 31, 2012 and 2011.

The Company also held investments in three trust preferred securities with a fair value of $585,000 and unrealized losses of $4.4 million at December 31, 2012 compared to four trust preferred securities with a fair value of $719,000 and unrealized losses of $4.9 million at December 31, 2011. On July 3, 2012, the company's holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of $11,500. During 2012, the Company recorded no other-than-temporary impairment charges for the credit portion of the unrealized losses of these securities compared to $886,000 during 2011 and $1.4 million during 2010. The charges during 2011 and 2010 established a new, lower amortized cost basis for these securities and reduced non-interest income. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2012, 2011, and 2010 was 14.51%, 13.37%, and 11.71%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2012, 2011, and 2010 was 15.65% ,14.48%, and 12.84%, respectively. The increase in 2012 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $8,250,000 of Series C Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.) The increase in 2011 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $19,150,000 of Series C Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2012, 2011 and 2010 were $234.9 million, $228.6 million, and $169.3 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2012 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$16,559	$40	0.24%	$83,877	$213	0.25%	$75,558	$186	0.25%
Federal funds sold	41,484	37	0.09%	78,227	69	0.09%	65,644	85	0.13%
Certificates of deposit investments	10,714	57	0.53%	11,651	78	0.67%	9,473	110	1.16%
Investment securities
Taxable	458,158	9,970	2.18%	388,108	9,819	2.53%	249,636	7,746	3.10%
Tax-exempt (1)	49,198	1,714	3.48%	30,971	1,194	3.86%	23,251	953	4.10%
Loans (2) (3)	866,912	43,949	5.07%	807,463	45,399	5.62%	718,669	41,803	5.82%
Total earning assets	1,443,025	55,767	3.85%	1,400,297	56,772	4.05%	1,142,231	50,883	4.45%
Cash and due from banks	35,125			31,554			21,378
Premises and equipment	30,234			29,374			19,454
Other assets	46,646			52,512			46,592
Allowance for loan losses	(11,577)			(10,943)			(10,302)
Total assets	$1,543,453			$1,502,794			$1,219,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$511,199	1,443	0.28%	$499,184	2,325	0.47%	$421,743	3,190	0.76%
Savings deposits	281,831	1,186	0.42%	251,268	1,481	0.59%	165,337	1,279	0.77%
Time deposits	224,350	2,214	0.99%	264,508	2,919	1.10%	243,606	4,002	1.64%
Securities sold under agreements
to repurchase	113,443	117	0.10%	108,240	172	0.16%	76,758	133	0.17%
FHLB advances	10,619	308	2.90%	20,238	765	3.78%	26,092	1,090	4.18%
Federal funds purchased	59	—	0.68%	14	—	0.55%	8	—	0.47%
Subordinated debentures	20,620	563	2.73%	20,620	770	3.73%	20,620	1,053	4.39%
Other debt	4,035	326	8.00%	927	72	8.00%	642	9	2.76%
Total interest-bearing liabilities	1,166,156	6,157	0.53%	1,164,999	8,504	0.73%	954,806	10,756	1.13%
Demand deposits	219,218			197,246			142,125
Other liabilities	7,501			7,105			7,271
Stockholders’ equity	150,578			133,444			115,151
Total liabilities & equity	$1,543,453			$1,502,794			$1,219,353
Net interest income		$49,610			$48,268			$40,127
Net interest spread			3.32%			3.32%			3.32%
Impact of non-interest bearing funds			0.12%			0.13%			0.19%
Net yield on interest-earning assets			3.44%			3.45%			3.51%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2012 Compared to 2011 Increase – (Decrease)			2011 Compared to 2010 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(173)	$(165)	$(8)	$27	$27	$—
Federal funds sold	(32)	(32)	—	(16)	14	(30)
Certificates of deposit investments	(21)	(6)	(15)	(32)	21	(53)
Investment securities:
Taxable	151	1,623	(1,472)	2,073	3,694	(1,621)
Tax-exempt (2)	520	645	(125)	241	301	(60)
Loans (3)	(1,450)	3,191	(4,641)	3,596	5,062	(1,466)
Total interest income	(1,005)	5,256	(6,261)	5,889	9,119	(3,230)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(882)	57	(939)	(865)	514	(1,379)
Savings deposits	(295)	166	(461)	202	550	(348)
Time deposits	(705)	(425)	(280)	(1,083)	320	(1,403)
Securities sold under agreements
to repurchase	(55)	8	(63)	39	48	(9)
FHLB advances	(457)	(307)	(150)	(325)	(228)	(97)
Federal funds purchased	—	—	—	—	—	—
Subordinated debentures	(207)	—	(207)	(283)	—	(283)
Other debt	254	254	—	63	5	58
Total interest expense	(2,347)	(247)	(2,100)	(2,252)	1,209	(3,461)
Net interest income	$1,342	$5,503	$(4,161)	$8,141	$7,910	$231
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $1.3 million or 2.8% in 2012 compared to an increase of $8.1 million or 20.3% in 2011.  The increase in net interest income in 2012 was primarily due to a greater increase in investment and loan balances offset by declines in interest-bearing asset rates compared to declines in rates of interest-bearing liabilities during the same period. The increase in net interest income in 2011 was primarily due to an increase in earning assets.

In 2012, average earning assets increased by $42.7 million or 3% and average interest-bearing liabilities increased $1.2 million or .1% compared with 2011. In 2011, average earning assets increased by $258.1 million, or 22.6%, and average interest-bearing liabilities increased $210.2 million or 22% compared with 2010. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company decreased $67.3 million or 80.2% in 2012 compared to 2011. In 2011, average interest-bearing deposits held by the Company increased $8.3 million or 11% compared to 2010.

•	Average federal funds sold decreased $36.7 million or 46.9% in 2012 compared to 2011. In 2011, average federal funds sold increased $12.6 million or 19.2% compared to 2010.

•
Average certificates of deposit investments decreased $.9 million or 7.7% in 2012 compared to 2011. In 2011, average certificates of deposit investments increased $2.2 million or 23.2% compared to 2010.

•	Average loans increased by $59.4 million or 7.4% in 2012 compared to 2011. In 2011, average loans increased by $88.8 million or 12.4% compared to 2010.

•	Average securities increased by $88.3 million or 21.1% in 2012 compared to 2011. In 2011, average securities increased by $146.2 million or 53.6% compared to 2010.

•	Average deposits increased by $2.4 million or .2% in 2012 compared to 2011. In 2011, average deposits increased by $184.3 million or 22.2% compared to 2010.

•
Average securities sold under agreements to repurchase increased by $5.2 million or 4.8% in 2012 compared to 2011.  In 2011, average securities sold under agreements to repurchase increased by $31.5 million or 41% compared to 2010.

•	Average borrowings and other debt decreased by $6.5 million or 15.6% in 2012 compared to 2011. In 2011, average borrowings and other debt decreased by $5.6 million or 11.8% compared to 2010.

•	The federal funds rate remained at a range of 0% to .30% at December 31, 2012, 2011 and 2010.

•	Net interest margin decreased to 3.44% compared to 3.45% in 2011 and 3.51% in 2010. Asset yields decreased by 20 basis points in 2012, and interest-bearing liabilities decreased by 20 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2012, 2011 and 2010 were $1,038,000, $615,000, and $491,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.51% in 2012, 3.51% in 2011 and 3.57% in 2010.

Provision for Loan Losses

The provision for loan losses in in 2012 was $2,647,000 in 2012 compared to $3,101,000 in 2011 and $3,737,000 in 2010. Nonperforming loans increased to $7,593,000 at December 31, 2012 from $7,440,000 at December 31, 2011 and compared to $10,434,000 at December 31, 2010.  The increase in 2012 was primarily due to additional loans becoming past due and being put on non-accrual. The decrease in 2011 was primarily due to loans that paid-off or became current during the year and loans transferred to other real estate owned during the year. Net charge-offs were $1,991,000 during 2012, $2,374,000 during 2011 and $2,806,000 during 2010. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2012	2011	2010	2012	2011
Trust	$3,330	$3,030	$2,601	$300	$429
Brokerage	688	650	536	38	114
Insurance commissions	1,813	1,786	1,779	27	7
Service charges	4,808	4,817	4,662	(9)	155
Securities gains	934	486	543	448	(57)
Impairment recoveries (losses) on securities	127	(886)	(1,418)	1,013	532
Mortgage banking	1,509	788	776	721	12
ATM / debit card revenue	3,554	3,483	2,869	71	614
Other	1,547	1,633	1,472	(86)	161
Total other income	$18,310	$15,787	$13,820	$2,523	$1,967

Total non-interest income increased to $18.3 million in 2012 compared to $15.8 million in 2011 and $13.8 million in 2010.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $300,000 or 9.9% in 2012 to $3,330,000 from $3,030,000 in 2011 compared to $2,601,000 in 2010. The increase from 2011 to 2012 in trust revenues was due to an increase in revenues from Personal Trust and Agency accounts and retirement services accounts during the year. Trust assets were $633.8 million at December 31, 2012 compared to $546.7 million at December 31, 2011 and $507.5 million at December 31, 2010.

•
Revenue from brokerage annuity sales increased $38,000 or 5.8% to $688,000 in 2012 from $650,000 in 2011 compared to $536,000 in 2010.  The increase from 2011 to 2012 was due an increase in commissions received from the sale of annuities.

•
Insurance commissions increased $27,000 or 1.5% to $1,813,000 in 2012 from $1,786,000 in 2011 compared to $1,779,000 in 2010.  The increase from 2011 to 2012 was due to an increase in property and casualty insurance commissions during 2012 compared to 2011.

•
Fees from service charges decreased $9,000 or .2% to $4,808,000 in 2012 from $4,817,000 in 2011 compared to $4,662,000 in 2010.  The decrease from 2011 to 2012 was due to lower transaction account fees. The increase from 2010 to 2011 was primarily due to an increase in the number of accounts resulting from the Branches acquired during the third quarter of 2010.

•
Net securities gains in in 2012 were $934,000 up $448,000 or 92% from $486,000 in 2011 and $543,000 in 2010.  Several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin in 2012 and 2011.

•
During 2012, the Company received payment for the redemption of one of its investments in trust preferred securities that resulted in the reversal of $127,000 of previous other-than-temporary impairment charges. During 2011, the Company recorded other-than-temporary impairment charges amounting to $886,000 for its investments in four trust preferred securities compared to $1,418,000 during 2010. See Note 4 - Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•
Mortgage banking income increased $721,000 or 91.5% to $1,509,000 in 2012 from $788,000 in 2011 compared to $776,000 in 2010.  The increase from 2011 to 2012 was due to an increase in the volume of loans originated and sold by First Mid Bank due to lower interest rates on various loan types.  Loans sold balances are as follows:

▪	$101 million (representing 796 loans) in 2012

▪	$60 million (representing 500 loans) in 2011

▪	$64 million (representing 570 loans) in 2010

FIrst Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $71,000 or 2% to $3,554,000 in 2012 from $3,483,000 in 2011 compared to $2,869,000 in 2010. The increase from 2011 to 2012 was due to an increase in the number of transactions processed offset by lower fees received for processing these transactions. The increase from 2010 to 2011 was due to increased usage primarily as a result of the increase in customers after the Branches acquired during the third quarter of 2010.

•
Other income decreased $86,000 or 5.3% in 2012 to $1,547,000 from $1,633,000 in 2011 compared to $1,472,000 in 2010.  The decrease from 2011 to 2012 was primarily due to non-recurring income received in 2011 for distribution of an investment in other assets and decreases in various other expenses. The increase from 2011 to 2010 was primarily due to the non-recurring income received for distribution of an investment in other assets and an increase in rental income from buildings acquired in the Branch acquisition during the third quarter of 2010 offset by a decrease in rental income in 2010 from a repossessed property sold during 2011.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2012	2011	2010	2012	2011
Salaries and benefits	$23,433	$22,247	$18,649	$1,186	$3,598
Occupancy and equipment	8,088	7,960	5,851	128	2,109
Other real estate owned, net	390	1,471	1,076	(1,081)	395
FDIC insurance assessment expense	875	1,167	1,508	(292)	(341)
Amortization of other intangibles	773	1,134	814	(361)	320
Stationery and supplies	609	581	610	28	(29)
Legal and professional fees	2,093	2,070	2,361	23	(291)
Marketing and promotion	1,014	1,050	940	(36)	110
Other	5,563	5,373	5,118	190	255
Total other expense	$42,838	$43,053	$36,927	$(215)	$6,126

Total non-interest expense decreased to $42.8 million in 2012 from $43.1 million in 2011 and $36.9 million in 2010.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $1,186,000 or 5.3% to $23,433,000 from $22,247,000 in 2011, compared to $18,649,000 in 2010. The increase in 2012 was as primarily due to an increase in incentive compensation expense as a result of achieving desired objectives in 2012 compared to 2011 and merit raises for continuing employees. The increase in 2011 was primarily due to the addition of 76 full-time equivalent employees resulting from the Branches acquired at the end of the third quarter of 2010, an increase in incentive compensation expense as a result of achieving desired objectives in 2011 compared to 2010 and merit raises for continuing employees. There were 400 full-time equivalent employees at December 31, 2012, compared to 402 at December 31, 2011, and 419 at December 31, 2010.

•
Occupancy and equipment expense increased $128,000 or 1.6% to $8,088,000 in 2012 from $7,960,000 in 2011, compared to $5,851,000 in 2010. The increase in 2012 was primarily due to increases in building depreciation expense and other expenses associated with the Company's purchase of a building in Mattoon, Illinois in 2011. The increase in 2011 was primarily due to increases in building rent and expenses for computer software and software maintenance for existing and newly acquired Branches and expenses associated with the Company’s purchase of a building in Mattoon, Illinois in 2011.

•
Net other real estate owned expense decreased $1,081,000 or 73.5% to $390,000 from $1,471,000 in 2011, compared to $1,076,000 in 2010. The decrease in 2012 was due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and fewer losses on properties sold compared to 2011. The increase in 2011 was due to more write downs on properties held and an increase in repairs and real estate tax expenses on properties held during 2011 compared to 2010.

•
FDIC insurance expense decreased $292,000 or 25% to $875,000 from $1,167,000 in 2011, compared to $1,508,000 in 2010. The decrease in 2012 was due to a full year of assessments calculated under the new rules implemented during the second quarter of 2011 and lower assessment rates during 2012 compared to 2011. The decrease in 2011 was due to a decrease in expense resulting from a change in the calculation of the insurance assessment during the second quarter of 2011.

•
Amortization of other intangibles expense decreased $361,000 or 31.8% to $773,000 from $1,134,000 in 2011, compared to $814,000 in 2010 . The decrease in 2012 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles. The increase in 2011 was due to amortization of the additional core deposit intangible asset resulting from the Branches acquired in the third quarter of 2010.

•
Other operating expenses increased $190,000 or 3.5% to $5,563,000 from $5,373,000 in 2011, compared to $5,118,000 in 2010. In 2012, the increase was due to increases in various expenses. In 2011, this increase was primarily due to additional expenses incurred following the acquisition of the Branches.

•
On a net basis, all other categories of operating expenses increased $15,000 or .4% to $3,716,000 from $3,701,000 in 2011, compared to $3,911,000 in 2010.  The decrease in 2011 was primarily due to a decrease in legal expenses associated with the acquisition of the Branches during 2010 partially offset by increased legal and other professional expenses associated with the Company’s issuance of Series C Preferred Stock during 2011.

Income Taxes

Income tax expense amounted to $8,410,000 in 2012 compared to $6,529,000 in 2011, and $4,522,000 in 2010.  Effective tax rates were 37.5%, 36.5%, and 34.0%, respectively, for 2012, 2011 and 2010.  Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. This was the primary cause of the increase in the Company’s effective tax rate in 2011. The increase in the Company's effective tax rate in 2012 was primarily due to a decline in the amount of tax-exempt securities held by the Company.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities for the last three years (dollars in thousands):

	December 31,
	2012		2011		2010
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$180,851	1.75%	$164,812	1.99%	$152,086	1.90%
Obligations of states and political subdivisions	53,064	3.62%	38,879	3.92%	26,599	4.05%
Mortgage-backed securities: GSE residential	252,310	2.81%	254,930	3.17%	158,936	3.72%
Trust preferred securities	4,974	3.50%	5,625	4.05%	6,595	3.74%
Other securities	9,663	1.92%	9,561	1.92%	2,035	2.48%
Total securities	$500,862	2.53%	$473,807	2.81%	346,251	2.94%

At December 31, 2012, the Company’s investment portfolio increased by $27.1 million from December 31, 2011 due to the purchase of various securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of December 31, 2012 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2012 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$180,851	$182,169	$182,169	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	53,064	56,207	3,254	41,406	6,964	1,384	—	3,199
Mortgage-backed securities (2)	252,310	259,460	—	—	—	—	—	259,460
Trust preferred securities	4,974	585	—	—	—	—	585	—
Other securities	9,663	9,888	—	—	7,930	1,898	—	60
Total investments	$500,862	$508,309	$185,423	$41,406	$14,894	$3,282	$585	$262,719

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

The trust preferred securities are three trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of December 31, 2012:

Deal name	PreTSL I	PreTSL II	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$513,000	$809,000	$3,652,000
Fair value	$297,000	$219,000	$69,000
Unrealized gains/(losses)	$(216,000)	$(590,000)	$(3,583,000)
Other-than-temporary impairment recorded in earnings	$691,000	$2,187,000	$1,111,000
Lowest credit rating assigned	Ca	Ca	C
Number of performing banks	12	14	27
Number of issuers in default	4	4	9
Number of issuers in deferral	1	5	9
Original collateral	$303,112,000	$334,170,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	22.8%	26.0%	25.2%
Remaining collateral	$177,000,000	$183,200,000	$353,616,000
Actual defaults & deferrals as a % of remaining collateral	39.0%	47.5%	2,570.0%
Expected defaults & deferrals as a % of remaining collateral	36.6%	45.7%	34.3%
Performing collateral	$108,000,000	$96,200,000	$262,616,000
Current balance of class	$90,533,716	$122,047,807	$37,111,400
Subordination	$131,121,879	$185,063,249	$301,063,079
Excess subordination	$(23,121,879)	$(88,863,249)	$(30,420,834)
Excess subordination as a % of remaining performing collateral	(21.4)%	(92.4)%	(11.9)%
Discount rate (1)	9.74%	9.68%	1.60%-4.95%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36	2% / .36	2% / .36
Recovery assumption (3)	10%	10%	10%
Prepayment assumption (4)	1%	1%	1%

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

During the year ended December 31, 2011 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on all of its trust preferred securities investments as and to the extent described below. During 2012, the Company began receiving its full interest payments on PreTSL I and partial interest payments on PreTSL II. Also during 2012, the company’s holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of approximately $11,500.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all of the trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep these securities on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2012 and 2011.

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

The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a general lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. See Note 4 -- Investment Securities in the notes to the financial statements for a discussion of the Company’s evaluation and, when applicable, charges for OTTI.

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2012	% Outstanding Loans	2011	2010	2009	2008
Construction and land development	$31,341	3.4%	$23,136	$20,379	$28,041	$40,362
Farm loans	86,271	9.5%	72,585	64,992	62,330	65,647
1-4 Family residential properties	186,498	20.5%	181,849	179,527	180,415	200,204
Multifamily residential properties	44,863	4.9%	19,846	22,146	19,467	23,833
Commercial real estate	316,322	34.7%	321,001	300,825	226,400	217,307
Loans secured by real estate	665,295	73.0%	618,417	587,869	516,653	547,353
Agricultural loans	61,014	6.7%	63,257	58,307	54,144	54,098
Commercial and industrial loans	160,299	17.6%	150,716	126,319	105,351	109,324
Consumer loans	16,264	1.8%	16,271	19,655	20,815	25,806
All other loans	8,193	0.9%	11,413	12,431	3,787	5,357
Total loans	$911,065	100.0%	$860,074	$804,581	$700,750	$741,938

Loan balances increased by $51 million or 5.9% from December 31, 2011 to December 31, 2012 primarily due to originations of loans secured by real estate and commercial and industrial loans. Loan balances increased by $55.5 million or 6.9% from December 31, 2010 to December 31, 2011 primarily due to originations of loans secured by real estate and commercial and industrial loans.  The balances of loans sold into the secondary market were $101 million in 2012 compared to $60 million in 2011. The balance of real estate loans held for sale, included in the balances shown above, amounted to $212,000 and $1,046,000 as of December 31, 2012 and 2011, respectively.

All of the loans acquired in the acquisition of the Branches during 2010 were performing loans. The fair value of the loans acquired was determined using a discounted cash flow analysis. The difference between the fair value and acquired value of the purchased loans of $2.1 million (a discount of approximately 1.6% of the total loans acquired) is being accreted to interest income over the remaining term of the loans.  The unaccreted balance of this discount at December 31, 2012 and 2011 is $503,000 and $906,000, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Mattoon region	$183,657	20.2%	$163,446	19.0%
Charleston region	51,179	5.6%	48,716	5.7%
Sullivan region	128,650	14.1%	120,369	14.0%
Effingham region	63,910	7.0%	75,750	8.8%
Decatur region	218,318	24.0%	197,063	22.9%
Peoria region	156,370	17.2%	143,955	16.7%
Highland region	108,981	11.9%	110,775	12.9%
Total all regions	$911,065	100.0%	$860,074	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2012 and 2011, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2012 and 2011, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2012		December 31, 2011
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$124,367	13.65%	$120,061	13.17%
Lessors of non-residential buildings	89,940	9.87%	82,557	9.50%
Lessors of residential buildings & dwellings	59,848	6.57%	44,009	5.06%
Hotels and motels	45,783	5.03%	46,842	5.64%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2012, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$17,866	$6,649	$6,826	$31,341
Farm loans	11,904	39,859	34,508	86,271
1-4 Family residential properties	24,646	84,463	77,389	186,498
Multifamily residential properties	888	17,893	26,082	44,863
Commercial real estate	47,509	178,914	89,899	316,322
Loans secured by real estate	102,813	327,778	234,704	665,295
Agricultural loans	45,144	14,814	1,056	61,014
Commercial and industrial loans	110,283	42,117	7,899	160,299
Consumer loans	3,546	12,367	351	16,264
All other loans	805	1,840	5,548	8,193
Total loans	$262,591	$398,916	$249,558	$911,065

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2012, loans with maturities over one year consisted of approximately $580.7 million in fixed rate loans and approximately $67.8 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans	$7,573	$6,723	$9,332	$12,720	$7,285
Restructured loans which are performing in accordance with revised terms	20	717	1,102	—	—
Total nonperforming loans	7,593	7,440	10,434	12,720	7,285
Repossessed assets	1,229	4,606	6,199	2,896	2,400
Total nonperforming loans and repossessed assets	$8,822	$12,046	$16,633	$15,616	$9,685
Nonperforming loans to loans, before allowance for loan losses	0.83%	0.87%	1.30%	1.82%	0.98%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.98%	1.40%	2.07%	2.23%	1.31%

The $850,000 increase in nonaccrual loans during 2012 resulted from the net of $4,403,000 of loans put on nonaccrual status, offset by $331,000 of loans transferred to other real estate owned, $632,000 of loans charged off and $2,590,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 30, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,522	20.1%	$833	12.4%
Farm loans	418	5.5%	532	7.9%
1-4 Family residential properties	1,899	25.1%	1,712	25.5%
Commercial real estate	2,063	27.2%	2,245	33.4%
Loans secured by real estate	5,902	77.9%	5,322	79.2%
Agricultural loans	930	12.3%	673	10.0%
Commercial and industrial loans	704	9.3%	720	10.7%
Consumer loans	37	0.5%	8	0.1%
Total loans	$7,573	100.0%	$6,723	100.0%
Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $173,000, $239,000 and $428,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The $3,377,000 decrease in repossessed assets during 2012 resulted from the net of $780,000 of additional assets repossessed, $3,791,000 of repossessed assets sold and $366,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2012		December 31, 2011
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	22.6%	$694	15.1%
1-4 family residential properties	539	43.9%	571	12.4%
Multi-family residential properties	30	2.4%	43	0.9%
Commercial real estate	340	27.7%	3,298	71.6%
Total real estate	1,187	96.6%	4,606	100.0%
Consumer Loans	42	3.4%	—	—
Total repossessed collateral	$1,229	100.0%	$4,606	100.0%

Repossessed assets sold during 2012 resulted in net losses of $273,000, of which $268,000 was related to real estate asset sales and $5,000 was related to other repossessed assets sales. Repossessed assets sold during 2011 resulted in net gains of $173,000, of which net gains of $174,000 were related to real estate asset sales and a net loss of $1,000 was related to other repossessed assets sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2012, the Company’s loan portfolio included $147.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $124.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $11.4 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming increased $4.3 million from $120.1 million at December 31, 2011.

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

In addition, the Company has $45.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $89.9 million of loans to lessors of non-residential buildings and $59.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2012	2011	2010	2009	2008
Average loans outstanding, net of unearned income	$866,912	$807,463	$718,669	$701,521	$740,083
Allowance-beginning of period	11,120	10,393	9,462	7,587	6,118
Charge-offs:
Real estate-mortgage	1,423	2,625	2,551	1,240	1,640
Commercial, financial & agricultural	699	881	287	287	479
Installment	79	92	103	176	119
Other	170	162	181	176	184
Total charge-offs	2,371	3,760	3,122	1,879	2,422
Recoveries:
Real estate-mortgage	137	1,171	146	6	75
Commercial, financial & agricultural	85	97	35	27	98
Installment	67	28	29	31	38
Other	91	90	106	96	121
Total recoveries	380	1,386	316	160	332
Net charge-offs	1,991	2,374	2,806	1,719	2,090
Provision for loan losses	2,647	3,101	3,737	3,594	3,559
Allowance-end of period	$11,776	$11,120	$10,393	$9,462	$7,587
Ratio of annualized net charge-offs to average loans	0.23%	0.29%	0.39%	0.25%	0.28%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.29%	1.29%	1.29%	1.35%	1.02%
Ratio of allowance for loan losses to nonperforming loans	155.1%	149.5%	99.6%	74.4%	104.1%

The ratio of the allowance for loan losses to nonperforming loans is 155.1% as of December 31, 2012 compared to 149.5% as of December 31, 2011.   Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

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

During 2012, the Company had net charge-offs of $2.0 million compared to $2.4 million in 2011. During 2012, the Company’s significant charge-offs included $506,000 on commercial real estate loans of seven borrowers, $174,000 on one residential real estate loan and $4,347,000 on commercial operating loans of six borrowers. During 2011, the Company’s significant charge-offs included $378,000 on commercial loans of two borrowers and $1,746,000 of commercial real estate mortgage loans of six borrowers. The Company also had a significant recovery of $1,050,000 on a commercial real estate loan of one borrower that was charged off in a prior year.  During 2010, the Company’s significant charge-offs included $2,076,000 of commercial real estate mortgage loans of four borrowers.

At December 31, 2012 the allowance for loan losses amounted to $11.8 million or 1.3% of total loans, and 155% of nonperforming loans. At December 31, 2011 the allowance for loan losses amounted to $11.1 million or 1.3% of total loans and 150% of nonperforming loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$726	19.7%	$636	21.5%	440	25.1%
Commercial / Commercial real estate	9,301	62.5%	8,791	58.8%	8,307	55.7%
Agricultural / Agricultural real estate	558	16.0%	546	15.2%	404	15.3%
Consumer	403	1.8%	378	4.5%	392	3.9%
Total allocated	10,988	100.0%	10,351	100.0%	9,543	100.0%
Unallocated	788	N/A	769	N/A	850	N/A
Allowance at end of year	$11,776	100.0%	$11,120	100.0%	10,393	100.0%

	December 31, 2009		December 31, 2008
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$488	28.5%	$510	30.2%
Commercial / Commercial real estate	7,428	51.4%	5,345	49.5%
Agricultural / Agricultural real estate	315	16.6%	223	16.1%
Consumer	410	3.5%	436	4.2%
Total allocated	8,641	100.0%	6,514	100.0%
Unallocated	821	N/A	1,073	N/A
Allowance at end of year	$9,462	100.0%	$7,587	100.0%

The unallocated allowance represents an estimate of the probable, inherent, but yet undetected, losses in the loan portfolio. It is based on factors that cannot necessarily be associated with a specific credit or loan category and represents management's estimate to ensure that the overall allowance for loan losses appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. Fluctuations in the unallocated portion of the allowance result from qualitative factors such as economic conditions, expansionary activities and portfolio composition that influence the level of risk in the portfolio but are not specifically quantified.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012		2011		2010
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$219,218	—%	$197,246	—%	$142,125	—%
Interest-bearing	511,199	0.28%	499,184	0.47%	421,743	0.76%
Savings	281,831	0.42%	251,268	0.59%	165,337	0.77%
Time deposits	224,350	0.98%	264,508	1.10%	243,606	1.64%
Total average deposits	$1,236,598	0.39%	$1,212,206	0.56%	$972,811	0.87%

The following table sets forth the high and low month-end balances for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
High month-end balances of total deposits	$1,274,065	$1,233,633	$1,227,528
Low month-end balances of total deposits	1,193,341	1,170,734	842,653

In 2012, the average balance of deposits increased by $24.4 million from 2011. The increase was primarily attributable to increases in non-interest bearing and savings account balances offset by declines in time deposits. Average non-interest bearing deposits increased by $22 million, average money market account balances decreased by $7.8 million, average savings account balances increased by $30.6 million and average time deposit balances decreased by $40.2 million. In 2011, the average balance of deposits increased by $239.4 million from 2010. The increase was primarily attributable to increases in non-interest money market and savings account balances. Average non-interest bearing deposits increased by $55.1 million, average money market account balances increased by $55.1 million, average savings account balances increased by $85.9 million and average time deposit balances increased by $20.9 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2012	2011	2010
3 months or less	$16,468	$17,095	$31,277
Over 3 through 6 months	10,847	11,037	14,430
Over 6 through 12 months	15,778	22,126	24,906
Over 12 months	19,469	17,596	18,315
Total	$62,562	$67,854	$88,928

The balance of time deposits of $100,000 or more decreased $5.3 million from December 31, 2011 to December 31, 2012. The balance of time deposits of $100,000 or more decreased $21.1 million from December 31, 2010 to December 31, 2011. These decreases in balances are primarily attributable to higher rate time deposits that matured and were not replaced.

In 2012 the Company maintained account relationships with various public entities throughout its market areas. Four public entities had total balances of $26.4 million in various checking accounts and time deposits as of December 31, 2012. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2012, 2011 and 2010 is presented below (dollars in thousands):

	2012	2011	2010
At December 31:
Securities sold under agreements to repurchase	$113,484	$132,380	$94,057
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	14,750	3,000
Fixed term – due after one year	5,000	5,000	19,750
Junior subordinated debentures	20,620	20,620	20,520
Debt due in one year or less	—	8,250	—
Total	$139,104	$181,000	$137,327
Average interest rate at end of period	0.61%	1.13%	1.81%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$118,030	$132,380	$94,530
Federal Home Loan Bank advances:
Fixed term – due in one year or less	9,750	14,750	10,000
Fixed term – due after one year	5,000	14,750	22,750
Debt:
Debt due in one year or less	8,250	8,250	2,000
Junior subordinated debentures	20,620	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$113,443	$108,240	$76,758
Federal funds purchased	59	14	5
Federal Home Loan Bank advances:
Fixed term – due in one year or less	5,619	9,866	4,984
Fixed term – due after one year	5,000	10,372	21,109
Debt:
Loans due in one year or less	4,035	927	645
Junior subordinated debentures	20,620	20,620	20,620
Total	$148,776	$150,039	$124,121
Average interest rate during the period	0.88%	1.19%	1.94%

At December 31, 2012 the fixed term advances consisted of one $5 million advance at 4.58% with a 10-year maturity, due July 14, 2016 with a one year lockout and callable quarterly.

At December 31, 2012 and 2011, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at December 31, 2012). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2012 and 2011.

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

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.19% and 3.10% at December 31, 2012 and 2011, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.91% and 1.95% at December 31, 2012 and 2011, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2012 (dollars in thousands):

	Rate Sensitive Within
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total	Fair Value
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$44,602	$—	$—	$—	$—	$—	$44,602	$44,602
Certificates of deposit investments	6,665	—	—	—	—	—	6,665	6,669
Taxable investment securities	7,884	2,014	6,088	11,966	31,006	393,144	452,102	452,102
Nontaxable investment securities	517	263	578	820	2,035	51,994	56,207	56,207
Loans	429,230	123,510	103,006	103,627	106,399	45,293	911,065	920,269
Total	$488,898	$125,787	$109,672	$116,413	$139,440	$490,431	$1,470,641	$1,479,849
Interest-bearing liabilities:
Savings and NOW accounts	$111,409	$32,032	$33,206	$46,114	$47,430	$280,048	$550,239	$550,239
Money market accounts	215,331	3,137	3,224	4,182	4,269	22,568	252,711	252,711
Other time deposits	153,026	23,485	10,963	10,535	9,106	162	207,277	208,339
Short-term borrowings/debt	113,484	—	—	—	—	—	113,484	113,490
Long-term borrowings/debt	20,620	—	—	—	5,000	—	25,620	17,105
Total	$613,870	$58,654	$47,393	$60,831	$65,805	$302,778	$1,149,331	$1,141,884
Rate sensitive assets – rate sensitive liabilities	$(124,972)	$67,133	$62,279	$55,582	$73,635	$187,653	$321,310
Cumulative GAP	$(124,972)	$(57,839)	$4,440	$60,022	$133,657	$321,310
Cumulative amounts as % of total Rate sensitive assets	-8.5%	4.6%	4.2%	3.4%	5.3%	12.8%
Cumulative Ratio	-8.5%	-3.9%	0.3%	3.7%	9.1%	21.8%

The static GAP analysis shows that at December 31, 2012, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At December 31, 2012, the Company’s stockholders' equity had increased $15.7 million, or 11.2%, to $156,687,000 from $140,967,000 as of December 31, 2011. During 2012, net income contributed $14,025,000 to equity before the payment of dividends to stockholders. The issuance of additional Series C Preferred Stock (1,650 shares) increased stockholders’ equity by $8,250,000. The change in market value of available-for-sale investment securities increased stockholders' equity by $1,396,000, net of tax.  Additional purchases of treasury stock (165,117 shares at an average cost of $23.69 per share) decreased stockholders’ equity by approximately $3,912,000.

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

As a result of unanticipated delays in applying for and obtaining the approval of the Federal Reserve Board, in November 2011, the disinterested members of the Board of Directors of the Company approved and authorized, and the Remaining Investors agreed to, certain amendments to the Series C Preferred Stock subscription agreements resulting in the release to the Company of the funds escrowed by the Remaining Investors for their subscribed shares of the Series C Preferred Stock and the issuance by the Company of the Notes to the Remaining Investors.  Each Note contained a prepayment provision applicable when approval from the Federal Reserve Board was received to allow the Remaining Investors to purchase the shares of Series C Preferred Stock originally subscribed.  (See the description above under the caption “Repurchase Agreements and Other Borrowings” and “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they would exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors used the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were canceled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2012, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,156,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,156,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	6,048 common shares during 2012,

•	5,920 common shares during 2011 and

•	4,766 common shares during 2010.

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	19,366 common shares during 2012,

•	9,693 common shares during 2011 and

•	19,414 common shares during 2010.

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $3,787,000 in common stock dividends paid during 2012, $944,000 or 24.9% was reinvested into shares of common stock of the Company through the DRIP. Of the $4,087,000 in preferred stock dividends paid during 2012, $299,000 or 7.3% was reinvested into shares of common stock through the DRIP.

Events that resulted in common shares being reinvested in the DRIP:

•	During 2012, 41,729 common shares were issued from common stock dividends and 12,215 common shares were issued from preferred stock dividends,

•	During 2011, 34,405 common shares were issued from common stock dividends and 10,116 common shares were issued from preferred stock dividends and

•	During 2010, 33,879 common shares were issued from common stock dividends and 4,615 common shares were issued from preferred stock dividends

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2012, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2012 or 2011. During 2012 and 2011, the Company awarded 15,162 shares and 17,409 shares, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $66.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 209, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company’s common stock.

During 2012, the Company repurchased 165,117 (2.8% of common shares) at a total price of $3,912,000. During 2011, the Company repurchased 128,073 shares (2.1% of common shares) at a total price of $2,385,000.  As of December 31, 2012, approximately $4.6 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2012, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2012 follows:

	Total Capital Ratio	Tier One Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	15.65%	14.51%	9.66%
First Mid-Illinois Bank & Trust, N.A.	14.04%	12.89%	8.56%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2012, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2012, the excess collateral at the FHLB would support approximately $97.5 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2012, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 21, 2012 for one year as a revolving credit agreement with a maximum available balance of $20 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2012 and 2011.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$207,277	$143,539	$39,908	$23,668	$162
Debt	20,620	—	—	—	20,620
Other borrowings	118,484	118,484	—	—	—
Operating leases	3,705	1,159	1,355	522	669
Supplemental retirement	903	50	200	200	453
	$350,989	$263,232	$41,463	$24,390	$21,904

For the year ended December 31, 2012, net cash of $22.9 million and $60.4 million was provided from operating activities and financing activities, respectively and $73.7 million was used in investing activities. In total, cash and cash equivalents increased by $9.6 million since year-end 2011.

For the year ended December 31, 2011, net cash of $19.0 million and $14.1 million was provided from operating activities and financing activities, respectively and $191.5 million was used in investing activities. In total, cash and cash equivalents decreased by $158.4 million since year-end 2010. The decrease in cash balances during 2011 was primarily due to cash received related to the acquisition of the Branches being invested in loans and investment securities.

For the year ended December 31, 2010, net cash of $7.5 million, $100.5 million and $33.0 million was provided from operating activities, investing activities and financing activities, respectively. In total, cash and cash equivalents increased by $141 million since year-end 2009. The increase in cash balances during 2010 was primarily due to cash received related to the acquisition of the Branches.

For the years ended December 31, 2012 and 2011, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II.  See Note 9 – “Borrowings” for a more detailed description.

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

ASU 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Based on the financial analysis performed as of December 31, 2012, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
December 31, 2012	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2012=9.88%
Prime rate increase of:
200 basis points to 5.25%	$(585)	(1.8)%	(0.35)%
100 basis points to 4.25%	59	0.2%	0.04%
Prime rate decrease of:
200 basis points to 2.25%	(2,595)	(8.1)%	(1.57)%
100 basis points to 1.25%	(2,161)	(6.8)%	(1.30)%

The following table shows the same analysis performed as of December 31, 2011:

	Increase (Decrease) In
December 31, 2011	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2011=8.52%
Prime rate increase of:
200 basis points to 5.25%	$1,165	3.8%	0.79%
100 basis points to 4.25%	1,736	5.7%	1.17%
Prime rate decrease of:
200 basis points to 2.25%	1,056	3.4%	0.72%
100 basis points to 1.25%	564	1.8%	0.39%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2012 and 2011 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

	Changes In
			Economic Value of Equity
	Interest Rates (basis points)		Amount of Change ($000)	Percent of Change
December 31, 2012	+200	bp	$(1,987)	(0.9)%
	+100	bp	3,042	1.4%
	-200	bp	(45,321)	(20.1)%
	-100	bp	(28,890)	(12.8)%

December 31, 2011	+200	bp	9,354	4.5%
	+100	bp	9,297	4.4%
	-200	bp	(43,161)	(20.6)%
	-100	bp	(23,606)	(11.3)%

As indicated above, at December 31, 2012, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to increase rates increased 100 basis points but would be expected to decrease if rates increased 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2012, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2012, First Mid Bank slightly exceeded policy guidelines for a decrease in interest rates. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2012 and 2011
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks:
Non-interest bearing	$38,110	$43,356
Interest bearing	24,103	8,749
Federal funds sold	20,499	20,997
Cash and cash equivalents	82,712	73,102
Certificates of deposit investments	6,665	13,231
Investment securities:
Available-for-sale, at fair value	508,309	478,916
Held-to-maturity, at amortized cost (estimated fair value of $0 at December 31, 2012 and $51 at December 31, 2011)	—	51
Loans held for sale	212	1,046
Loans	910,853	859,028
Less allowance for loan losses	(11,776)	(11,120)
Net loans	899,077	847,908
Interest receivable	6,775	7,052
Other real estate owned	1,187	4,606
Premises and equipment, net	29,670	30,717
Goodwill, net	25,753	25,753
Intangible assets, net	3,161	3,934
Other assets	14,511	14,640
Total assets	$1,578,032	$1,500,956
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$263,838	$198,962
Interest bearing	1,010,227	971,772
Total deposits	1,274,065	1,170,734
Interest payable	341	510
Other borrowings	118,484	160,380
Junior subordinated debentures	20,620	20,620
Other liabilities	7,835	7,745
Total liabilities	1,421,345	1,359,989
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2012 and 8,777 shares in 2011	52,035	43,785
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,682,535 shares in 2012 and 7,553,094 shares in 2011	30,730	30,212
Additional paid-in capital	31,685	29,368
Retained earnings	78,986	71,739
Deferred compensation	2,953	2,904
Accumulated other comprehensive income	4,544	3,148
Less treasury stock at cost, 1,711,646 shares in 2012 and 1,546,529 shares in 2011	(44,246)	(40,189)
Total stockholders’ equity	156,687	140,967
Total liabilities and stockholders’ equity	$1,578,032	$1,500,956

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)	2012	2011	2010
Interest income:
Interest and fees on loans	$43,949	$45,399	$41,803
Interest on investment securities:
Taxable	11,684	9,819	8,329
Exempt from federal income tax	—	1,194	370
Interest on certificates of deposit investments	57	78	110
Interest on federal funds sold	37	69	85
Interest on deposits with other financial institutions	40	213	186
Total interest income	55,767	56,772	50,883
Interest expense:
Interest on deposits	4,843	6,725	8,471
Interest on securities sold under agreements to repurchase	117	172	133
Interest on FHLB borrowings	308	765	1,090
Interest on other borrowings	326	72	9
Interest on subordinated debentures	563	770	1,053
Total interest expense	6,157	8,504	10,756
Net interest income	49,610	48,268	40,127
Provision for loan losses	2,647	3,101	3,737
Net interest income after provision for loan losses	46,963	45,167	36,390
Other income:
Trust revenues	3,330	3,030	2,601
Brokerage commissions	688	650	536
Insurance commissions	1,813	1,786	1,779
Service charges	4,808	4,817	4,662
Securities gains, net	934	486	543
Total other-than-temporary impairment recoveries (losses)	127	(886)	(2,829)
Portion of loss recognized in other comprehensive loss	—	—	1,411
Other-than-temporary impairment recoveries (losses) recognized in earnings	127	(886)	(1,418)
Mortgage banking revenue, net	1,509	788	776
ATM / debit card revenue	3,554	3,483	2,869
Other income	1,547	1,633	1,472
Total other income	18,310	15,787	13,820
Other expense:
Salaries and employee benefits	23,433	22,247	18,649
Net occupancy and equipment expense	8,088	7,960	5,851
Net other real estate owned expense	390	1,471	1,076
FDIC insurance expense	875	1,167	1,508
Amortization of intangible assets	773	1,134	814
Stationery and supplies	609	581	610
Legal and professional	2,093	2,070	2,361
Marketing and donations	1,014	1,050	940
Other expense	5,563	5,373	5,118
Total other expense	42,838	43,053	36,927
Income before income taxes	22,435	17,901	13,283
Income taxes	8,410	6,529	4,522
Net income	14,025	11,372	8,761
Dividends on preferred shares	4,252	3,576	2,240
Net income available to common stockholders	$9,773	$7,796	$6,521
Per share data:
Basic net income per common share available to common stockholders	1.62	1.29	1.07
Diluted net income per common share available to common stockholders	1.62	1.29	1.07
Cash dividends declared per common share	0.42	0.40	0.38

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2012, 2011 and 2010
(in thousands)
	2012	2011	2010
Net income	$14,025	$11,372	$8,761
Other Comprehensive Income
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(1,256), $(3,206) and $855, for the years ended December 31, 2012, 2011 and 2010, respectively	1,966	5,020	(1,338)
Less: reclassification adjustment for realized gains included in net income net of taxes of $364, $189 and $212, for the years ended December 31, 2012, 2011 and 2010, respectively	(570)	(297)	(331)
Other-than-temporary impairment losses recognized in earnings net income taxes of $0, $(345), $(553), for the years ended December 31, 2012, 2011 and 2010, respectively	—	541	865
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0, $31 and $1,103, for the years ended December 31, 2012, 2011 and 2010, respectively	—	(50)	(1,726)
Other comprehensive income, net of taxes	1,396	5,214	(2,530)
Comprehensive income	$15,421	$16,586	$6,231

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011 and 2010						Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)			Additional Paid-In-Capital
	Preferred Stock	Common Stock		Retained Earnings	Deferred Compensation		Treasury Stock	Total
December 31, 2009	$24,635	$29,460	$26,811	$62,144	$2,894	$464	$(35,187)	$111,221
Net income	—	—	—	8,761	—	—	—	8,761
Net unrealized change in available-for-sale investment securities, net of tax	—	—	—	—	—	(2,530)	—	(2,530)
Dividends on preferred stock ($455 per sh)	—	—	—	(2,240)	—	—	—	(2,240)
Dividends on common stock ($.38 per sh)	—	—	—	(2,309)	—	—	—	(2,309)
Issuance of 38,494 common shares pursuant to the Dividend Reinvestment Plan	—	154	526	—	—	—	—	680
Issuance of 4,766 common shares pursuant to the Deferred Compensation Plan	—	19	63	—	—	—	—	82
Issuance of 19,414 common shares pursuant to the First Retirement & Savings Plan	—	78	264	—	—	—	—	342
Purchase of 136,380 treasury shares	—	—	—	—	—	—	(2,499)	(2,499)
Deferred compensation	—	—	—	—	35	—	(35)	—
Tax benefit related to deferred compensation distributions	—	—	33	—	—	—	—	33
Issuance of 49,500 common shares pursuant to the exercise of stock options	—	198	349	—	—	—	—	547
Tax benefit related to exercise of incentive stock options	—	—	80	—	—	—	—	80
Tax benefit related to exercise of non-qualified stock options	—	—	45	—	—	—	—	45
Vested stock options compensation expense	—	—	52	—	—	—	—	52
December 31, 2010	$24,635	$29,909	$28,223	$66,356	$2,929	$(2,066)	$(37,721)	$112,265
Net income	—	—	—	11,372	—	—	—	11,372
Net unrealized change in available-for-sale investment securities, net of tax	—	—	—	—	—	5,214	—	5,214
Dividends on preferred stock ($407 per sh)	—	—	—	(3,576)	—	—	—	(3,576)
Dividends on common stock ($.40 per sh)	—	—	—	(2,413)	—	—	—	(2,413)
Issuance of 3,850 shares of preferred stock	19,150	—	—	—	—	—	—	19,150
Issuance of 44,521 common shares pursuant to the Dividend Reinvestment Plan	—	178	629	—	—	—	—	807
Issuance of 5,920 common shares pursuant to the Deferred Compensation Plan	—	23	85	—	—	—	—	108
Issuance of 9,693 common shares pursuant to the First Retirement & Savings Plan	—	39	138	—	—	—	—	177
Issuance of 4,436 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	18	65	—	—	—	—	83
Purchase of 128,073 treasury shares	—	—	—	—	—	—	(2,385)	(2,385)
Deferred compensation	—	—	—	—	(25)	—	(83)	(108)
Tax benefit related to deferred compensation distributions	—	—	19	—	—	—	—	19
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	70	—	—	—	—	70
Issuance of 11,392 common shares pursuant to the exercise of stock options	—	45	76	—	—	—	—	121
Tax benefit related to exercise of incentive stock options	—	—	11	—	—	—	—	11
Vested stock options compensation expense	—	—	52	—	—	—	—	52
December 31, 2011	$43,785	$30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011 and 2010						Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share data)			Additional Paid-In-Capital
	Preferred Stock	Common Stock		Retained Earnings	Deferred Compensation		Treasury Stock	Total
December 31, 2011	$43,785	$30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967
Net income	—	—	—	14,025	—	—	—	14,025
Net unrealized change in available-for-sale investment securities, net of tax	—	—	—	—	—	1,396	—	1,396
Dividends on preferred stock ($850 per sh)	—	—	—	(4,252)	—	—	—	(4,252)
Dividends on common stock ($.42 per sh)	—	—	—	(2,526)	—	—	—	(2,526)
Issuance of 1,650 shares of preferred stock	8,250	—	—	—	—	—	—	8,250
Issuance of 53,944 common shares pursuant to the Dividend Reinvestment Plan	—	216	1,028	—	—	—	—	1,244
Issuance of 6,048 common shares pursuant to the Deferred Compensation Plan	—	24	107	—	—	—	—	131
Issuance of 19,366 common shares pursuant to the First Retirement & Savings Plan	—	78	335	—	—	—	—	413
Issuance of 5,320 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	21	114	—	(135)	—	—	—
Purchase of 165,117 treasury shares	—	—	—	—	—	—	(3,912)	(3,912)
Deferred compensation	—	—	—	—	145	—	(145)	—
Tax benefit related to deferred compensation distributions	—	—	29	—	—	—	—	29
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	61	—	(61)	—	—	—
Issuance of 44,763 common shares pursuant to the exercise of stock options	—	179	533	—	—	—	—	712
Tax benefit related to exercise of incentive stock options	—	—	71	—	—	—	—	71
Tax benefit related to exercise of non-qualified stock options	—	—	22	—	—	—	—	22
Vested stock options compensation expense	—	—	17	—	—	—	—	17
Vested restricted shares/units compensation expense	—	—	—	—	100	—	—	100
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$14,025	$11,372	$8,761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,647	3,101	3,737
Depreciation, amortization and accretion, net	5,403	5,398	3,938
Stock-based compensation expense	227	144	52
Gains on investment securities, net	(934)	(486)	(543)
Other-than-temporary impairment (recoveries) losses recognized in earnings	(127)	886	1,418
(Gains) losses on sales of other real property owned, net	268	853	(12)
Loss on write down of fixed assets	33	2	4
Gains on sale of loans held for sale, net	(1,401)	(782)	(813)
Deferred income taxes	230	(670)	(435)
(Increase) decrease in accrued interest receivable	277	(662)	968
Decrease in accrued interest payable	(169)	(191)	(386)
Origination of loans held for sale	(99,923)	(61,375)	(63,924)
Proceeds from sale of loans held for sale	102,158	61,225	64,772
Increase in other assets	(912)	(1,900)	(5,955)
Increase (decrease) in other liabilities	1,087	2,061	(4,074)
Net cash provided by operating activities	22,889	18,976	7,508
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	12,982	10,000	10,605
Purchases of certificates of deposit investments	(6,416)	(13,231)	(11,261)
Proceeds from sales of securities available-for-sale	30,500	18,891	10,936
Proceeds from maturities of securities held-to-maturity	235,013	184,564	107,525
Proceeds from maturities of securities available-for-sale	51	—	995
Purchases of securities available-for-sale	(293,654)	(333,222)	(229,482)
Net (increase) decrease in loans	(54,539)	(56,935)	26,445
Purchases of premises and equipment	(1,486)	(4,625)	(1,935)
Proceeds from sales of other real property owned	3,873	3,110	6,634
Cash received related to acquisition, net of cash and cash equivalents acquired	—	—	180,074
Net cash provided by (used in) investing activities	(73,676)	(191,448)	100,536
Cash flows from financing activities:
Net increase (decrease) in deposits	103,331	(41,976)	34,745
Increase (decrease) in repurchase agreements	(18,896)	38,323	13,671
Repayment of long term FHLB advances	(14,750)	(3,000)	(10,000)
Proceeds from short-term debt	—	8,250	—
Repayment of short-term debt	(8,250)	—	—
Proceeds from long-term debt	—	—	4,000
Repayment of long-term debt	—	—	(4,000)
Proceeds from issuance of common stock	1,255	406	971
Proceeds from issuance of preferred stock	8,250	19,150	—
Purchase of treasury stock	(3,912)	(2,385)	(2,499)
Dividends paid on preferred stock	(3,788)	(2,990)	(2,136)
Dividends paid on common stock	(2,843)	(1,697)	(1,714)
Net cash provided by financing activities	60,397	14,081	33,038
Increase (decrease) in cash and cash equivalents	9,610	(158,391)	141,082
Cash and cash equivalents at beginning of period	73,102	231,493	90,411
Cash and cash equivalents at end of period	$82,712	$73,102	$231,493

	2012	2011	2010
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,326	$8,695	$10,916
Income taxes	8,203	5,470	6,848
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	723	2,622	9,897
Dividends reinvested in common stock	1,244	807	680
Net tax benefit related to option and deferred compensation plans	123	31	158

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2012 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a one-segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

Current Economic Conditions

The current protracted economic challenges continue to present financial institutions with circumstances and difficulties, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.  The accompanying financial statements have been prepared using values and information currently available to the Company. Given the uncertainty of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

At December 31, 2012, the Company held $317.3 million in commercial real estate loans and $31.3 million in construction and land development loans. Due to national, state and local economic conditions, values for commercial and development real estate have declined, and the market for these properties is depressed from what it was prior to the credit crisis. Also, at December 31, 2012, the Company held $60.9 million in agricultural production loans and $86.3 million in agricultural real estate loans.

In addition, the Company had $45.8 million of loans in the hospitality (motels and hotels) industry. Due to national, state and local economic conditions, values for commercial real estate and, specifically hotel properties, have declined and the market for these properties is depressed from what it was prior to the credit crisis.  The performance of these loans is also dependent on borrower specific issues as well as the general level of business and personal travel within the region. The Company also had $89.9 million of loans to lessors of non-residential buildings and $59.8 million of loans to lessors of residential buildings and dwellings. Due to national, state and local economic conditions, values for commercial real estate have declined and the market for these properties is also depressed from what it was prior to the credit crisis.

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

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements        20 years to 40 years
Leasehold improvements        5 years to 15 years
Furniture and equipment        3 years to 7 years

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2012 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

At December 31, 2012, the Company managed or administered 1,486 accounts with assets totaling approximately $633.8 million. At December 31, 2011, the Company managed or administered 1,407 accounts with assets totaling approximately $546.7 million.

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
ref

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2012 was $17.53.

Pursuant to Section 3(j) of the Series B Certification of Designation, the conversion price for the Series B Preferred Stock, which was initially set at $21.94, was required to be adjusted if, among other things, the initial conversion price of any subsequently issued series of preferred stock was lower than the then current conversion price of the Series B Preferred Stock.  As a result of the Series C Preferred Stock (see below) having an initial conversion price of less than $21.94, the conversion price of the Series B Preferred Stock was adjusted pursuant to the terms of the Series B Certificate of Designation based on the amount of Series C Preferred Stock sold on February 11, 2011, March 2, 2011, May 13, 2011 and June 28, 2012.  The current conversion price of the Series B Preferred Stock, certified by the Company’s accountant pursuant to Section 3(j) of the Series B Certificate of Designation, is $21.62.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at December 31, 2012 was $12.68 and the NASDAQ Bank Index value at December 31, 2012 was 1,873.21.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2012, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2011 or 2012. The Company awarded 15,162 shares and 17,409 shares during 2012 and 2011, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of December 31, 2012 and 2011 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2012
Net unrealized gains on securities available-for-sale	$11,836	$—	$11,836
Securities with other-than-temporary impairment losses	—	(4,389)	(4,389)
Tax benefit (expense)	(4,614)	1,711	(2,903)
Balance at December 31, 2012	$7,222	$(2,678)	$4,544
December 31, 2011
Net unrealized gains on securities available-for-sale	$10,066	$—	$10,066
Securities with other-than-temporary impairment losses	—	(4,906)	(4,906)
Tax benefit (expense)	(3,924)	1,912	(2,012)
Balance at December 31, 2011	$6,142	$(2,994)	$3,148
See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

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

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$14,025,000	$11,372,000	$8,761,000
Preferred stock dividends	(4,252,000)	(3,576,000)	(2,240,000)
Net income available to common stockholders	$9,773,000	$7,796,000	$6,521,000
Weighted average common shares outstanding	6,023,289	6,042,015	6,092,670
Basic earnings per common share	$1.62	$1.29	$1.07
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$9,773,000	$7,796,000	$6,521,000
Effect of assumed preferred stock conversion	—	—	—
Net income applicable to diluted earnings per share	$9,773,000	$7,796,000	$6,521,000
Weighted average common shares outstanding	6,023,289	6,042,015	6,092,670
Dilutive potential common shares:
Assumed conversion of stock options	4,473	10,515	24,057
Restricted stock awarded	116	1,741	—
Assumed conversion of preferred stock	—	—	—
Dilutive potential common shares	4,589	12,256	24,057
Diluted weighted average common shares outstanding	6,027,878	6,054,271	6,116,727
Diluted earnings per common share	$1.62	$1.29	$1.07

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 because they were anti-dilutive:

	2012	2011	2010
Stock options to purchase shares of common stock	108,125	202,970	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,290,110	1,998,652	1,122,833

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $1,134,000, $873,000 and $318,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2012, 2011 and 2010, respectively. Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250,000. At December 31, 2012, the Company’s cash accounts did not exceed the federally insured limits.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. This legislation expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2012 and December 31, 2011 were as follows (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$180,851	$1,321	$(3)	$182,169
Obligations of states and political subdivisions	53,064	3,163	(20)	56,207
Mortgage-backed securities: GSE residential	252,310	7,162	(12)	259,460
Trust preferred securities	4,974	—	(4,389)	585
Other securities	9,663	225	—	9,888
Total available-for-sale	$500,862	$11,871	$(4,424)	$508,309
December 31, 2011
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$164,812	$1,294	$(40)	$166,066
Obligations of states and political subdivisions	38,828	2,374	—	41,202
Mortgage-backed securities: GSE residential	254,930	6,940	(37)	261,833
Trust preferred securities	5,625	—	(4,906)	719
Other securities	9,561	—	(465)	9,096
Total available-for-sale	$473,756	$10,608	$(5,448)	$478,916
Held-to-maturity:
Obligations of states and political subdivisions	$51	$—	$—	$51

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

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Proceeds from sales	$30,500	$18,891	$10,936
Gross gains	934	486	543
Gross losses	—	—	—
Income tax expense	364	189	212

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, at December 31, 2012 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$98,367	$82,093	$1,709	$—	$182,169
Obligations of state and political subdivisions	770	29,734	23,952	1,751	56,207
Mortgage-backed securities: GSE residential	8,434	218,584	32,442	—	259,460
Trust preferred securities	—	—	—	585	585
Other securities	—	9,828	—	60	9,888
Total investments	$107,571	$340,239	$58,103	$2,396	$508,309
Weighted average yield	1.93%	2.52%	2.77%	3.28%	2.45%
Full tax-equivalent yield	1.95%	2.76%	3.85%	3.81%	2.74%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2012. Investment securities carried at approximately $267,321,000 and $286,568,000 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2012 and 2011 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,997	$(3)	$—	$—	$10,997	$(3)
Obligations of states and political subdivisions	1,969	(20)	—	—	1,969	(20)
Mortgage-backed securities: GSE residential	697	(12)	—	—	697	(12)
Trust preferred securities	—	—	585	(4,389)	585	(4,389)
Other securities	—	—	—	—	—	—
Total	$13,663	$(35)	$585	$(4,389)	$14,248	$(4,424)
December 31, 2011
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$19,960	$(40)	$—	$—	$19,960	$(40)
Obligations of states and political subdivisions	690	—	—	—	690	—
Mortgage-backed securities: GSE residential	15,231	(37)	—	—	15,231	(37)
Trust preferred securities	—	—	719	(4,906)	719	(4,906)
Other securities	7,190	(372)	1,907	(93)	9,096	(465)
Total	$43,071	$(449)	$2,626	$(4,999)	$45,696	$(5,448)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2012 and December 31, 2011, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2012 and December 31, 2011, there were no Obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2012 and December 31, 2011, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2012, there were three trust preferred securities with a fair value of $585,000 and unrealized losses of $4,389,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2011, there were four trust preferred securities with a fair value of $719,000 and unrealized losses of $4,906,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2012 and $886,000 of OTTI for these securities during 2011.  These losses established a new, lower amortized cost basis for these securities and reduced non-interest income as of December 31, 2011. Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at December 31, 2012. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings. On July 3, 2012, the Company’s holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of approximately $11,500 .

Following are the details for each of the three currently impaired trust preferred securities as of December 31, 2012 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL I	$513	$297	$(216)	$(691)
PreTSL II	809	219	(590)	(2,187)
PreTSL XXVIII	3,652	69	(3,583)	(1,111)
Total	$4,974	$585	$(4,389)	$(3,989)

Other securities. At December 31, 2012, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.  At December 31, 2011, there was one bond with a fair value of $1,907,000 and an unrealized loss of $93,000 in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2012 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Accumulated Credit Losses as of December 31:
	2012	2011	2010
Credit losses on trust preferred securities held:
Beginning of period	$4,116	$3,230	$1,812
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	(127)	—	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	886	1,418
Reductions due to increases in expected cash flows	—	—	—
End of period	$3,989	$4,116	$3,230

Maturities of investment securities were as follows at December 31, 2012 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$98,706	$99,137
Due after one-five years	119,277	121,655
Due after five-ten years	23,836	25,661
Due after ten years	6,733	2,396
	248,552	248,849
Mortgage-backed securities: GSE residential	252,310	259,460
Total available-for-sale	$500,862	$508,309

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2012 and 2011 follows (in thousands):

	2012	2011
Construction and land development	$31,341	$23,136
Farm loans	86,256	72,586
1-4 Family residential properties	186,205	180,738
Multifamily residential properties	44,863	19,847
Commercial real estate	317,321	321,908
Loans secured by real estate	665,986	618,215
Agricultural loans	60,948	63,182
Commercial and industrial loans	160,193	150,631
Consumer loans	16,264	16,274
All other loans	8,206	11,430
Gross loans	911,597	859,732
Less:
Net deferred loan fees, premiums and discounts	744	704
Allowance for loan losses	11,776	11,120
Net loans	$899,077	$847,908

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $212,000 and $1,046,000 at December 31, 2012 and 2011, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2012, the Company’s loan portfolio included $147.2 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $124.4 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $11.4 million from $135.8 million at December 31, 2011 while loans concentrated in other grain farming increased $4.3 million from $120.1 million at December 31, 2011.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $45.8 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $89.9 million of loans to lessors of non-residential buildings and $59.8 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2012, 2011 and 2010 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of period	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2011
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	—	(3,760)
Recoveries	1,252	3	13	118	—	1,386
Balance, end of period	$8,791	$546	$636	$378	$769	$11,120
Ending balance:
Individually evaluated for impairment	$575	$—	$—	$—	$—	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074
Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$—	$—	$—	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206
2010
Allowance for loan losses:
Balance, beginning of year	$7,428	$315	$488	$410	$821	$9,462
Provision charged to expense	3,473	89	(118)	264	29	3,737
Losses charged off	(2,770)	(3)	(65)	(284)	—	(3,122)
Recoveries	176	3	135	2	—	316
Balance, end of year	$8,307	$404	$440	$392	$850	$10,393
Ending balance:
Individually evaluated for impairment	$1,086	$—	$—	$—	$—	$1,086
Collectively evaluated for impairment	$7,221	$404	$440	$392	$850	$9,307
Loans:
Ending balance	$465,390	$118,973	$183,000	$20,486	$16,732	$804,581
Ending balance:
Individually evaluated for impairment	$7,332	$1,152	$—	$—	$—	$8,484
Collectively evaluated for impairment	$458,058	$117,821	$183,000	$20,486	$16,732	$796,097

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012 and 2011 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$27,217	$19,708	$82,516	$67,637	$183,880	$180,247	$44,863	$19,638
Watch	2,135	2,168	2,662	2,496	424	497	—	—
Substandard	1,989	1,260	1,093	2,452	2,194	1,105	—	208
Doubtful	—	—	—	—	—	—	—	—
Total	$31,341	$23,136	$86,271	$72,585	$186,498	$181,849	$44,863	$19,846

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2012	2011	2012	2011	2012	2011	2012	2011
Pass	$287,794	$288,539	$56,899	$58,133	$157,461	$147,591	$16,236	$16,271
Watch	24,213	24,664	958	1,840	1,588	280	14	—
Substandard	4,315	7,798	3,157	3,284	1,250	2,845	14	—
Doubtful	—	—	—	—	—	—	—	—
Total	$316,322	$321,001	$61,014	$63,257	$160,299	$150,716	$16,264	$16,271

	All Other Loans		Total Loans
	2012	2011	2012	2011
Pass	$8,193	$11,413	$865,059	$809,177
Watch	—	—	31,994	31,945
Substandard	—	—	14,012	18,952
Doubtful	—	—	—	—
Total	$8,193	$11,413	$911,065	$860,074

The following table presents the Company’s loan portfolio aging analysis at December 31, 2012 and 2011 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2012
Construction and land development	$—	$53	$—	$53	$31,288	$31,341	$—
Farm loans	592	—	293	885	85,386	86,271	—
1-4 Family residential properties	1,351	40	944	2,335	184,163	186,498	—
Multifamily residential properties	—	—	—	—	44,863	44,863	—
Commercial real estate	262	911	255	1,428	314,894	316,322	—
Loans secured by real estate	2,205	1,004	1,492	4,701	660,594	665,295	—
Agricultural loans	—	—	620	620	60,394	61,014	—
Commercial and industrial loans	413	275	53	741	159,558	160,299	—
Consumer loans	119	24	39	182	16,082	16,264	—
All other loans	—	—	—	—	8,193	8,193	—
Total loans	$2,737	$1,303	$2,204	$6,244	$904,821	$911,065	$—
December 31, 2011
Construction and land development	$—	$—	$—	$—	$23,136	$23,136	$—
Farm loans	377	111	737	1,225	71,360	72,585	—
1-4 Family residential properties	1,079	200	1,033	2,312	179,537	181,849	—
Multifamily residential properties	—	—	—	—	19,846	19,846	—
Commercial real estate	399	101	228	728	320,273	321,001	—
Loans secured by real estate	1,855	412	1,998	4,265	614,152	618,417	—
Agricultural loans	—	—	673	673	62,584	63,257	—
Commercial and industrial loans	950	73	585	1,608	149,108	150,716	—
Consumer loans	94	36	7	137	16,134	16,271	—
All other loans	—	—	—	—	11,413	11,413	—
Total loans	$2,899	$521	$3,263	$6,683	$853,391	$860,074	$—

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

The following tables present impaired loans as of December 31, 2012 and 2011 (in thousands):

	2012			2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,114	$1,529	$295	$833	$1,070	$295
Farm loans	—	—	—	—	—	—
1-4 Family residential properties	636	723	162	71	71	27
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	—	—	—	1,414	1,693	183
Loans secured by real estate	1,750	2,252	457	2,318	2,834	505
Agricultural loans	310	310	54	—	—	—
Commercial and industrial loans	—	—	—	382	382	70
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$2,060	$2,562	$511	$2,700	$3,216	$575
Loans without a specific allowance:
Construction and land development	$408	$694	$—	$—	$—	$—
Farm loans	418	429	—	532	532	—
1-4 Family residential properties	1,269	1,792	—	1,641	1,818	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,063	2,253	—	1,226	1,256	—
Loans secured by real estate	4,158	5,168	—	3,399	3,606	—
Agricultural loans	620	1,568	—	673	673	—
Commercial and industrial loans	704	—	—	660	1,255	—
Consumer loans	51	58	—	8	20	—
All other loans	—	—	—	—	—	—
Total loans	$5,533	$6,794	$—	$4,740	$5,554	$—
Total loans:
Construction and land development	$1,522	$2,223	$295	$833	$1,070	$295
Farm loans	418	429	—	532	532	—
1-4 Family residential properties	1,905	2,515	162	1,712	1,889	27
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,063	2,253	—	2,640	2,949	183
Loans secured by real estate	5,908	7,420	457	5,717	6,440	505
Agricultural loans	930	1,878	54	673	673	—
Commercial and industrial loans	704	—	—	1,042	1,637	70
Consumer loans	51	58	—	8	20	—
All other loans	—	—	—	—	—	—
Total loans	$7,593	$9,356	$511	$7,440	$8,770	$575

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012		2011		2010
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,520	$—	$841	$—	$1,975	$—
Farm loans	421	—	532	—	1,317	—
1-4 Family residential properties	1,948	7	1,755	—	2,720	—
Multifamily residential properties	—	—	—	—	670	—
Commercial real estate	2,100	—	2,688	22	4,425	56
Loans secured by real estate	5,989	7	5,816	22	11,107	56
Agricultural loans	1,071	—	673	—	993	—
Commercial and industrial loans	755	—	1,199	14	1,165	19
Consumer loans	56	15	10	—	17	—
All other loans	—	—	—	—	—	—
Total loans	$7,871	$22	$7,698	$36	$13,282	$75

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $6,000 of 1-4 Family residential properties, $0 of commercial real estate, $0 of commercial and industrial and $14,000 of consumer loans at December 31, 2012 and $395,000 of commercial real estate at December 31, 2011. For the year ended December 31, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as December 31, 2012 and December 31, 2011 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2012	2011
Construction and land development	$1,522	$833
Farm loans	418	532
1-4 Family residential properties	1,899	1,712
Multifamily residential properties	—	—
Commercial real estate	2,063	2,245
Loans secured by real estate	5,902	5,322
Agricultural loans	930	673
Commercial and industrial loans	704	720
Consumer loans	37	8
All other loans	—	—
Total loans	$7,573	$6,723

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $7.6 million and $6.7 million at December 31, 2012 and 2011, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $173,000 , $239,000 and $428,000 in 2012, 2011 and 2010, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at December 31, 2012 and 2011 was $3,339,000 and $1,834,000, respectively.  Approximately $295,000 and $140,000 in specific reserves have been established with respect to these loans as of December 31, 2012 and 2011, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The increase in TDRs during the year ended December 31, 2012 was a result of various factors, including the following:

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

With respect to TDRs during the year ended December 31, 2011:

•
1 commercial real estate loan that was in non-accrual status was modified by charging down the loan to a level that was expected to be serviced by ongoing operations of the property at a market interest rate and amortization period.

•	1 commercial real estate loan that was in non-accrual status was modified by charging down the loan and the combining of several past due notes which lowered the monthly payment of the notes.

•	1 commercial real estate loan and 1 commercial loan of a single borrower were restructured to lower the monthly payments by re-amortizing the debt.

•
1 commercial loan was modified to interest-only payments for a period with the maturity date extended. The interest rate remained unchanged. The loan is 75% guaranteed by the Small Business Administration.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2012 and 2011 (in thousands).

Troubled debt restructurings:	2012	2011
Construction and land development	$1,522	$—
1-4 Family residential properties	445	393
Commercial real estate	950	952
Loans secured by real estate	2,917	1,345
Commercial and industrial loans	408	489
Consumer Loans	14	—
Total	$3,339	$1,834
Performing troubled debt restructurings:
1-4 Family residential properties	$6	$—
Commercial real estate	—	395
Loans secured by real estate	6	395
Commercial and industrial loans	—	322
Consumer Loans	14	—
Total	$20	$717

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2012.  There were two loans totaling $215,000 modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2011.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2012 and 2011 consisted of:

	2012	2011
Land	$5,966	$5,966
Buildings and improvements	28,797	28,499
Furniture and equipment	15,898	15,407
Leasehold improvements	3,094	3,083
Construction in progress	45	584
Subtotal	53,800	53,539
Accumulated depreciation and amortization	24,130	22,822
Total	$29,670	$30,717

Depreciation and amortization expense was $2.5 million, $2.5 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2012 and 2011:

	2012		2011
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	2,965
Core deposit intangibles	8,986	5,825	8,986	5,119
Customer list intangibles	1,904	1,904	1,904	1,887
	$43,418	$14,504	$43,418	$13,731

Total amortization expense for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Intangibles from branch acquisitions	$50	$201	$201
Core deposit intangibles	706	743	423
Customer list intangibles	17	190	190
	$773	$1,134	$814

Estimated amortization expense for each of the five succeeding years is shown in the table below:

For period ended 12/31/13	$673
For period ended 12/31/14	$643
For period ended 12/31/15	$616
For period ended 12/31/16	$381
For period ended 12/31/17	$254

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2012 and 2011, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2012 and 2011, deposits consisted of the following:

	2012	2011
Demand deposits:
Non-interest bearing	$263,838	$198,962
Interest-bearing	259,330	213,920
Savings	290,909	259,968
Money market	252,711	263,129
Time deposits	207,277	234,755
Total deposits	$1,274,065	$1,170,734

Total interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Interest-bearing demand	$195	$332	$500
Savings	1,186	1,481	1,279
Money market	1,248	1,993	2,690
Time deposits	2,214	2,919	4,002
Total	$4,843	$6,725	$8,471

As of December 31, 2012, 2011 and 2010, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2012	2011	2010
Outstanding	$62,563	$67,854	$88,928
Interest expense for the year	826	1,204	1,719

The following table shows the amount of maturities for all time deposits as of December 31, 2012:

Less than 1 year	$143,539
1 year to 2 years	26,981
2 years to 3 years	12,927
3 years to 4 years	12,875
4 years to 5 years	10,793
Over 5 years	162
Total	$207,277

In 2012 the Company maintained account relationships with various public entities throughout its market areas. Four public entities had total balances of $26.4 million in various checking accounts and time deposits as of December 31, 2012. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Borrowings

As of December 31, 2012 and 2011 borrowings consisted of the following:

	2012	2011
Securities sold under agreements to repurchase	$113,484	$132,380
Federal Home Loan Bank advances:
Fixed-term advances	5,000	19,750
Subordinated debentures	20,620	20,620
Other borrowings:
Due in one year or less	—	8,250
Total	$139,104	$181,000
Aggregate annual maturities of long-term borrowings at December 31, 2012 are:

2013	$—
2014	—
2015	—
2016	5,000
2017	—
Thereafter	20,625
$25,625

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At December 31, 2012 the advances consisted of one $5 million advance at 4.58% with a 10-year maturity, due July 14, 2016 with a one year lockout and callable quarterly.

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .07%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2012) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

	2012	2011	2010
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$118,030	$132,380	$94,530
Average amount outstanding for the year	113,443	108,240	76,758

At December 31, 2012 and 2011, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 21, 2012. The revolving credit agreement has a maximum available balance of $20 million with a term of one year from the date of closing. The interest rate (2.5% at December 31, 2012) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2012 and 2011.

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

On June 15, 2012, the Federal Reserve Board stated that it would not disapprove of the Remaining Investors’ purchase of the shares of Series C Preferred Stock originally subscribed for by the Remaining Investors. By notices received June 28, 2012, the Remaining Investors notified the Company that they would exercise the prepayment provision allowing them to purchase the shares of Series C Preferred Stock originally subscribed for such that the Remaining Investors would use the funds represented by the Notes to purchase the subscribed for shares of the Series C Preferred Stock.  As a result, on June 28, 2012, the Notes were canceled and the final $8,250,000 of the Company’s Series C Preferred Stock was issued and sold by the Company to the Remaining Investors.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2012 and 2011 the rate was 3.19% and 3.10%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.91% and 1.95% at December 31, 2012 and 2011). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Note 10 -- Regulatory Capital

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of December 31, 2012 and 2011, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2012 and 2011, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2012, there are no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
Company	$161,799	15.65%	$82,693	> 8.00%	N/A	N/A
First Mid Bank	143,942	14.04%	82,047	> 8.00	$102,559	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	150,023	14.51%	41,346	> 4.00	N/A	N/A
First Mid Bank	132,166	12.89%	41,024	> 4.00	61,535	> 6.00
Tier 1 Capital (to average assets)
Company	150,023	9.66%	62,093	> 4.00	N/A	N/A
First Mid Bank	132,166	8.56%	61,771	> 4.00	77,213	> 5.00
December 31, 2011
Total Capital (to risk-weighted assets)
Company	$145,006	14.48%	$80,093	> 8.00%	N/A	N/A
First Mid Bank	127,386	12.83%	79,434	> 8.00	$99,292	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	133,886	13.37%	40,046	> 4.00	N/A	N/A
First Mid Bank	116,266	11.71%	39,717	> 4.00	59,575	> 6.00
Tier 1 Capital (to average assets)
Company	133,886	8.99%	59,574	> 4.00	N/A	N/A
First Mid Bank	116,266	7.85%	59,228	> 4.00	74,035	> 5.00

Note 11 -- Disclosures of Fair Values of Financial Instruments

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2012,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,169	$—	$182,169	$—
Obligations of states and political subdivisions	56,207	—	56,207	—
Mortgage-backed securities	259,460	—	259,460	—
Trust preferred securities	585	—	—	585
Other securities	9,888	60	9,828	—
Total available-for-sale securities	$508,309	$60	$507,664	$585
December 31, 2011
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$166,066	$—	$166,066	$—
Obligations of states and political subdivisions	41,202	—	41,202	—
Mortgage-backed securities	261,833	—	261,775	58
Trust preferred securities	719	—	—	719
Other securities	9,096	29	9,067	—
Total available-for-sale securities	$478,916	$29	$478,110	$777

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 is summarized as follows (in thousands):

	Available-for-Sale Securities
	Mortgage-backed Securities	Trust Preferred Securities	Total
December 31, 2012
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	127	127
Included in other comprehensive income (loss)	—	517	517
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(778)	(778)
Ending balance	$—	$585	$585
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

	Available-for-Sale Securities
	Mortgage-backed Securities	Trust Preferred Securities	Total
December 31, 2011
Beginning balance	$68	$581	$649
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	(886)	(886)
Included in other comprehensive income (loss)	—	1,108	1,108
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(10)	(84)	(94)
Ending balance	$58	$719	$777
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$(886)	$(886)

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of December 31, 2012 was $3,192,000 and a fair value of $2,681,000 resulting in specific loss exposures of $511,000. As of December 31, 2011, the total carrying amount of loans for which a specific reserve had been established was $2,562,000. These loans had a fair value of $2,282,000 which resulted in specific loss exposures of $280,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2012 was $1,187,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $70,000. The total carrying amount of other real estate owned as of December 31, 2011 was $4,606,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $2,336,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Impaired loans (collateral dependent)	$2,681	$—	$—	$2,681
Foreclosed assets held for sale	70	—	—	70
December 31, 2011
Impaired loans (collateral dependent)	$2,282	$—	$—	$2,282
Foreclosed assets held for sale	2,336	—	—	2,336

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

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$585	Discounted cash flow	Discount rate	9.3%	-	22.1%	(19.3%	)
			Constant prepayment rate (1)	1%
			Cumulative projected prepayments	10.8%	-	56.0%	(20.8%	)
			Probability of default	0.7%	-	1.9%	(1.7%	)
			Projected cures given deferral	0%	-	11%	(2%	)
			Loss severity	92.4%	-	96.8%	(94.8%	)
Impaired loans (collateral dependent)	$2,681	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$70	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Cash and due from banks	$62,213	$62,213	$62,213	$—	$—
Federal funds sold	20,499	20,499	20,499	—	—
Certificates of deposit investments	6,665	6,669	6,669	—	—
Available-for-sale securities	508,309	508,309	60	507,664	585
Loans held for sale	212	212	—	212	—
Loans net of allowance for loan losses	899,077	908,281	—	—	908,281
Interest receivable	6,775	6,775	—	6,775	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,274,065	$1,275,127	$—	$1,066,788	$208,339
Securities sold under agreements to repurchase	113,484	113,490	—	113,490	—
Interest payable	341	341	—	341	—
Federal Home Loan Bank borrowings	5,000	5,719	—	5,719	—
Junior subordinated debentures	20,620	11,386	—	11,386	—

	Carrying Amount	Fair Value
December 31, 2011
Financial Assets
Cash and due from banks	$52,105	$52,105
Federal funds sold	20,997	20,997
Certificates of deposit investments	13,231	13,225
Available-for-sale securities	478,916	478,916
Held-to-maturity securities	51	51
Loans held for sale	1,046	1,046
Loans net of allowance for loan losses	847,908	850,308
Interest receivable	7,052	7,052
Federal Reserve Bank stock	1,520	1,520
Federal Home Loan Bank stock	3,727	3,727
Financial Liabilities
Deposits	$1,170,734	$1,172,069
Securities sold under agreements to repurchase	132,380	132,383
Interest payable	510	510
Federal Home Loan Bank borrowings	19,750	20,619
Other Borrowings	8,250	8,250
Junior subordinated debentures	20,620	11,969

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2012, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,156,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,156,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2012 and 2011 the Company issued 6,048 common shares and 5,920 common shares, respectively, pursuant to the DCP.

Note 13 -- Stock Incentive Plan

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

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vest over a four-year period and options granted to directors vest at the time they are issued.  As of December 31, 2012, the Company had awarded 59,500 shares as stock options under the SI Plan. During 2012 and 2011, the Company awarded 15,162 shares and 17,409 shares, respectively as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan.

The fair value of options granted is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2012, 2011 or 2010.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Stock and stock unit awards:
Pre-tax compensation expense	$210	$92	$—
Income tax benefit	(73)	(32)	—
Stock and stock unit awards expense, net of income taxes	$137	$60	$—
Stock options:
Pre-tax compensation expense	$17	$52	$52
Income tax benefit	(6)	(1)	(1)
Stock options expense, net of income taxes	$11	$51	$51
Total share-based compensation:
Pre-tax compensation expense	$227	$144	$52
Income tax benefit	(79)	(33)	(1)
Total share-based compensation expense, net of income taxes	$148	$111	$51

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2012, 2011 and 2010, and changes during the years then ended is presented below:

	2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	228,140	$23.09
Granted	0	$0.00
Exercised	(44,763)	$15.90
Forfeited or expired	(6,752)	$24.00
Outstanding, end of year	176,625	$24.88	2.81	$89,061
Exercisable, end of year	170,000	$24.95	2.69	$89,061

The total intrinsic value of options exercised during 2012 was $332,000. Stock options for 108,125 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2012 because they were anti-dilutive.

	2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	239,532	$22.50
Granted	0	$0.00
Exercised	(11,392)	$10.67
Forfeited or expired	0	$0.00
Outstanding, end of year	228,140	$23.09	3.32	$159,552
Exercisable, end of year	207,265	$22.98	2.99	$159,552

The total intrinsic value of options exercised during 2011 was $90,000. Stock options for 202,970 and 182,095 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2011 because they were anti-dilutive.

	2010
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	289,033	$20.54
Granted	0	$0.00
Exercised	(49,500)	$11.05
Forfeited or expired	(1)	$8.37
Outstanding, end of year	239,532	$22.50	4.16	$204,345
Exercisable, end of year	204,407	$22.18	3.58	$204,345

The total intrinsic value of options exercised during 2010 was $365,000. Stock options for 202,970 and 167,845 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares, respectively, for 2010 because they were anti-dilutive.

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2012, 2011 and 2010, and changes during the years then ended, is presented below:

	2012		2011		2010
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	20,875	$3.16	35,125	$3.29	49,375	$3.34
Granted	0	$0	0	$0	0	$0
Vested	(14,250)	$3.47	(14,250)	$3.47	(14,250)	$3.47
Forfeited	0	$0	0	$0	0	$0.00
Unvested, end of year	6,625	$2.51	20,875	$3.16	35,125	$3.29

As of December 31, 2012, 2011 and 2010, there was $0, $17,000 and $69,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  The total fair value of shares subject to options that vested during the years ended December 31, 2012, 2011 and 2010, was $49,000. The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
Below $22.50	42,750	0.96	$20.67	42,750	$20.67
$22.50 to $24.50	25,750	5.96	$23.00	19,125	$23.00
$24.50 to $26.50	30,500	4.95	$26.10	30,500	$26.10
Above $26.50	77,625	1.95	$27.33	77,625	$27.33
	176,625	2.81	$24.88	170,000	$24.95

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2012 and 2011:

	2012		2011
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	15,096	$18.70	0	$0.00
Granted	15,162	$25.50	17,409	$18.70
Vested	(4,179)	$21.84	(2,313)	$18.70
Forfeited	(742)	$21.87	0	$0.00
Nonvested, end of year	25,337	$22.16	15,096	$18.70
Fair value of shares vested		$91,259		$42,675

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2012 and 2011, there was $400,000 and $216,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over a period of three years.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,070,000, $930,000 and $803,000 in 2012, 2011 and 2010, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one current senior officer.  Total expense under these two agreements amounted to $35,000, $55,000 and $60,000 in 2012, 2011 and 2010, respectively. The current liability recorded for these two agreements was $904,000 and $918,000, as of December 31, 2012 and 2011, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Current
Federal	$6,247	$5,558	$4,167
State	1,933	1,641	790
Total Current	8,180	7,199	4,957
Deferred
Federal	219	(435)	(286)
State	11	(235)	(149)
Total Deferred	230	(670)	(435)
Total	$8,410	$6,529	$4,522

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2012, 2011 and 2010, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2012	2011	2010
Expected income taxes	$7,852	$6,265	$4,649
Effects of:
Tax-exempt income	(761)	(618)	(511)
Nondeductible interest expense	14	16	20
State taxes, net of federal taxes	1,264	914	417
Other items	41	52	47
Effect of marginal tax rate	—	(100)	(100)
Total	$8,410	$6,529	$4,522

In 2011, the State of Illinois increased the corporate income tax rate from 7.3% to 9.5%. Tax expense recorded by the Company during 2012, 2011 and 2010 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,753	$4,489
Available-for-sale investment securities	—	—
Deferred compensation	1,014	984
Supplemental retirement	365	370
Core deposit premium amortization	192	120
Interest on non-accrual loans	93	155
Other-than-temporary impairment on securities	1,610	1,662
Expense from other real estate properties held for sale	46	492
Deferred loan costs	96	—
Other	346	148
Total gross deferred tax assets	$8,515	$8,420
Deferred tax liabilities:
Deferred loan costs	$—	$82
Goodwill	2,534	2,069
Prepaid expenses	260	187
FHLB stock dividend	285	334
Depreciation	786	790
Purchase accounting	168	274
Accumulated accretion	87	59
Available-for-sale investment securities	2,903	2,012
Total gross deferred tax liabilities	$7,023	$5,807
Net deferred tax assets	$1,492	$2,613

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2012 and 2011 as management believes it is more likely than not that the deferred tax assets will be fully realized.

Note 16 -- Dividend Restrictions

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.  As of December 31, 2012, approximately $27.7 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

Note 17 -- Commitments and Contingent Liabilities

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Unused commitments and lines of credit:
Commercial real estate	$27,800	$33,970
Commercial operating	132,040	119,102
Home equity	25,255	24,804
Other	46,430	44,433
Total	$231,525	$222,309
Standby letters of credit	$3,351	$6,267

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2012 and 2011. The Company's deferred revenue under standby letters of credit was nominal.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $21,638,000 and $21,220,000 at December 31, 2012 and 2011, respectively.  Activity during 2012 and 2011 was as follows:

	2012	2011
Beginning balance	$21,220	$21,271
New loans	8,199	4,935
Loan repayments	(7,781)	(4,986)
Ending balance	$21,638	$21,220

Deposits from related parties held by First Mid Bank at December 31, 2012 and 2011 totaled $41,904,000 and $35,095,000, respectively. See Note 1-“Preferred Stock” regarding the Series C Preferred Stock, the Remaining Investors and the Notes.

Note 19 -- Business Combinations

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands).

	Acquired Book Value	Fair Value Adjustments	As Recorded by First Mid Bank
Assets
Cash	$180,074	$—	$180,074
Loans	135,219	(2,102)	133,117
Premises and equipment	5,266	7,685	12,951
Goodwill	—	8,390	8,390
Core deposit intangible	—	3,050	3,050
Other assets	488	—	488
Total assets acquired	$321,047	$17,023	$338,070
Liabilities
Deposits	$336,016	$1,413	$337,429
Securities sold under agreements to repurchase	126	—	126
Other liabilities	515	—	515
Total liabilities assumed	$336,657	$1,413	$338,070

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

Note 20 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $1,293,000, $1,331,000 and $884,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Future minimum lease payments under operating leases are:

Operating Leases
2013	$1,159
2014	678
2015	677
2016	261
2017	261
Thereafter	669
Total minimum lease payments	$3,705

Note 21 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2012	2011
Assets
Cash	$11,658	$20,538
Premises and equipment, net	3,012	3,112
Investment in subsidiaries	162,674	147,225
Other assets	2,415	2,495
Total Assets	$179,759	$173,370
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,104	$2,200
Debt	20,620	28,870
Other liabilities	1,348	1,333
Total Liabilities	23,072	32,403
Stockholders’ equity	156,687	140,967
Total Liabilities and Stockholders’ equity	$179,759	$173,370

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2012	2011	2010
Income:
Dividends from subsidiaries	$1,438	$938	$6,744
Other income	64	40	8
Total income	1,502	978	6,752
Operating expenses	2,519	2,414	2,728
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(1,017)	(1,436)	4,024
Income tax benefit	990	1,005	1,062
Income (loss) before equity in undistributed earnings of subsidiaries	(27)	(431)	5,086
Equity in undistributed earnings of subsidiaries	14,052	11,803	3,675
Net income	$14,025	$11,372	$8,761
Comprehensive income	$15,421	$16,586	$6,231

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$14,025	$11,372	$8,761
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	114	71	47
Dividends received from subsidiary	1,438	938	6,744
Equity in undistributed earnings of subsidiaries	(14,052)	(11,803)	(3,675)
(Increase) decrease in other assets	(1,436)	(3,283)	(9,966)
Increase (decrease) in other liabilities	319	128	(12)
Net cash provided by (used in) operating activities	408	(2,577)	1,899
Cash flows from financing activities:
Repayment of short-term debt	(8,250)	—	—
Proceeds from short-term debt	—	8,250	—
Proceeds from issuance of preferred stock	8,250	19,150	—
Proceeds from issuance of common stock	1,255	406	971
Purchase of treasury stock	(3,912)	(2,385)	(2,499)
Dividends paid on preferred stock	(3,788)	(2,990)	(2,136)
Dividends paid on common stock	(2,843)	(1,697)	(1,714)
Net cash provided by (used in) financing activities	(9,288)	20,734	(5,378)
Increase (decrease) in cash	(8,880)	18,157	(3,479)
Cash at beginning of year	20,538	2,381	5,860
Cash at end of year	$11,658	$20,538	$2,381

Note 22 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2012 and 2011:

	Quarters ended in 2012
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,948	$13,958	$13,958	$13,903
Interest expense	1,895	1,700	1,348	1,214
Net interest income	12,053	12,258	12,610	12,689
Provision for loan losses	615	416	720	896
Net interest income after provision for loan losses	11,438	11,842	11,890	11,793
Other income	4,580	4,497	4,523	4,710
Other expense	10,617	10,782	10,562	10,877
Income before income taxes	5,401	5,557	5,851	5,626
Income taxes	2,011	2,078	2,204	2,117
Net income	3,390	3,479	3,647	3,509
Dividends on preferred shares	939	1,105	1,104	1,104
Net income available to common stockholders	$2,451	$2,374	$2,543	$2,405
Basic earnings per common share	$0.41	$0.39	$0.42	$0.40
Diluted earnings per common share	$0.41	$0.39	$0.42	$0.40

	Quarters ended in 2011
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$14,029	$14,122	$14,168	$14,453
Interest expense	2,324	2,243	2,026	1,911
Net interest income	11,705	11,879	12,142	12,542
Provision for loan losses	940	916	728	517
Net interest income after provision for loan losses	10,765	10,963	11,414	12,025
Other income	4,005	4,059	3,700	4,023
Other expense	10,292	11,011	10,864	10,886
Income before income taxes	4,478	4,011	4,250	5,162
Income taxes	1,633	1,433	1,571	1,892
Net income	2,845	2,578	2,679	3,270
Dividends on preferred shares	707	1,011	919	939
Net income available to common stockholders	$2,138	$1,567	$1,760	$2,331
Basic earnings per common share	$0.35	$0.26	$0.29	$0.39
Diluted earnings per common share	$0.35	$0.26	$0.29	$0.39

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Decatur, Illinois
March 7, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2012, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.”  Based on the assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 7, 2013
William S. Rowland
President and Chief Executive Officer

 Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

Decatur, Illinois
March 7, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

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

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		392,406	(1)
(B) Stock Incentive Plan	176,625	(2)	$24.88	(3)	210,431	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	176,625		$24.88		602,837

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock option and/or restricted stock.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2012 and 2011

•	Consolidated Statements of Income -- For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2012, 2011 and 2010.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 7, 2013
William S. Rowland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7th day of March 2013, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
William S. Rowland, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Michael L. Taylor, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Joseph R. Dively, Senior Executive Vice President and Director
Charles A. Adams, Director
Holly A. Bailey, Director
Steven L. Grissom, Director
 Benjamin I. Lumpkin, Director

Gary W. Melvin, Director

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

4.1
Rights Agreement, dated as of September 22, 2009, between First Mid-Illinois Bancshares, Inc. and Computershares Trust Company, N.A.,
as Rights Agent
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

10.2
Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s CUrrent Report on Form 8-K filed with the SEC on April 27, 2011.

10.3
Employment Agreement between the Company and John W. Hedges
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on April 27, 2011.

10.4
Employment Agreement between the Company and Michael L. Taylor
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22,2012.

10.5
Employment Agreement between the Company and Laurel G. Allenbaugh
Incorporated by reference to Exhibit 10.2 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2012.

10.6
Employment Agreement between the Company and Charles A. LeFebvre
Incorporated by reference to Exhibit 10.3 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 22, 2012.

10.9
Employment Agreement between the Company and Eric S. McRae
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2012.

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