Form 10-Q
period 2013-03-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2013-05-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Or
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

As of May 7, 2013, 5,950,522 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks:
Non-interest bearing	$27,135	$38,110
Interest bearing	19,570	24,103
Federal funds sold	20,499	20,499
Cash and cash equivalents	67,204	82,712
Certificates of deposit investments	5,424	6,665
Investment securities:
Available-for-sale, at fair value	535,120	508,309
Loans held for sale	818	212
Loans	902,147	910,853
Less allowance for loan losses	(11,984)	(11,776)
Net loans	890,163	899,077
Interest receivable	5,904	6,775
Other real estate owned	1,168	1,187
Premises and equipment, net	29,268	29,670
Goodwill, net	25,753	25,753
Intangible assets, net	2,991	3,161
Other assets	13,900	14,511
Total assets	$1,577,713	$1,578,032
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$251,233	$263,838
Interest bearing	1,058,936	1,010,227
Total deposits	1,310,169	1,274,065
Securities sold under agreements to repurchase	76,372	113,484
Interest payable	308	341
FHLB borrowings	5,000	5,000
Junior subordinated debentures	20,620	20,620
Other liabilities	8,145	7,835
Total liabilities	1,420,614	1,421,345
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2013 and 2012	52,035	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,686,477 shares in 2013 and 7,682,535 shares in 2012	30,813	30,730
Additional paid-in capital	32,227	31,685
Retained earnings	81,410	78,986
Deferred compensation	2,730	2,953
Accumulated other comprehensive income	3,233	4,544
Less treasury stock at cost, 1,754,182 shares in 2013 and 1,711,646 shares in 2012	(45,349)	(44,246)
Total stockholders’ equity	157,099	156,687
Total liabilities and stockholders’ equity	$1,577,713	$1,578,032

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$10,435	$10,960
Interest on investment securities	2,741	2,952
Interest on certificates of deposit investments	8	18
Interest on federal funds sold	4	12
Interest on deposits with other financial institutions	14	6
Total interest income	13,202	13,948
Interest expense:
Interest on deposits	796	1,427
Interest on securities sold under agreements to repurchase	15	45
Interest on FHLB borrowings	57	113
Interest on other borrowings	—	164
Interest on subordinated debentures	130	146
Total interest expense	998	1,895
Net interest income	12,204	12,053
Provision for loan losses	480	615
Net interest income after provision for loan losses	11,724	11,438
Other income:
Trust revenues	893	860
Brokerage commissions	171	142
Insurance commissions	486	647
Service charges	1,140	1,101
Securities gains, net	353	384
Mortgage banking revenue, net	286	236
ATM / debit card revenue	883	879
Other	338	331
Total other income	4,550	4,580
Other expense:
Salaries and employee benefits	5,797	5,673
Net occupancy and equipment expense	2,043	2,010
Net other real estate owned expense	116	63
FDIC insurance	222	234
Amortization of intangible assets	170	245
Stationery and supplies	141	170
Legal and professional	548	611
Marketing and donations	243	229
Other	1,332	1,382
Total other expense	10,612	10,617
Income before income taxes	5,662	5,401
Income taxes	2,134	2,011
Net income	3,528	3,390
Dividends on preferred shares	1,104	939
Net income available to common stockholders	$2,424	$2,451
Per share data:
Basic net income per common share available to common stockholders	$0.41	$0.41
Diluted net income per common share available to common stockholders	$0.41	$0.41
Cash dividends declared per common share	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)	Three months ended March 31,
	2013	2012
Net income	$3,528	$3,390
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(700) and $169 for three-months ended March 31, 2013 and 2012, respectively.	(1,096)	266
Less: reclassification adjustment for realized gains included in net income net of taxes of $(138) and $(150) for three-months ended March 31, 2013 and 2012, respectively.	(215)	(234)
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0 and $(2) for three-months ended March 31, 2013 and 2012, respectively.	—	(4)
Other comprehensive income (loss), net of taxes	(1,311)	28
Comprehensive income	$2,217	$3,418

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Three months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,528	$3,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	615
Depreciation, amortization and accretion, net	1,268	1,463
Stock-based compensation expense	78	55
Gains on investment securities, net	(353)	(384)
(Gain) Losses on sales of other real property owned, net	37	(3)
Loss on write down of fixed assets	—	1
Gains on sale of loans held for sale, net	(277)	(239)
Decrease in accrued interest receivable	871	1,014
Decrease in accrued interest payable	(33)	(36)
Origination of loans held for sale	(19,900)	(17,934)
Proceeds from sale of loans held for sale	19,571	18,415
(Increase) decrease in other assets	1,547	(2,776)
Increase in other liabilities	1,192	1,645
Net cash provided by operating activities	8,009	5,226
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	1,241	2,428
Purchases of certificates of deposit investments	—	(1,241)
Proceeds from sales of securities available-for-sale	15,304	11,114
Proceeds from maturities of securities available-for-sale	54,744	82,122
Purchases of securities available-for-sale	(99,121)	(97,129)
Net decrease in loans	8,237	18,555
Purchases of premises and equipment	(230)	(397)
Proceeds from sales of other real property owned	165	1,509
Net cash (used in) provided by investing activities	(19,660)	16,961
Cash flows from financing activities:
Net increase in deposits	36,104	62,893
Increase in repurchase agreements	(37,112)	(23,337)
Repayment of long term FHLB advances	—	(10,000)
Proceeds from issuance of common stock	335	338
Purchase of treasury stock	(1,158)	(617)
Dividends paid on preferred stock	(2,026)	—
Dividends paid on common stock	—	(948)
Net cash (used in) provided by financing activities	(3,857)	28,329
Increase (decrease) in cash and cash equivalents	(15,508)	50,516
Cash and cash equivalents at beginning of period	82,712	73,102
Cash and cash equivalents at end of period	$67,204	$123,618

First Mid-Illinois Bancshares, Inc.	Three months ended March 31,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,031	$1,931
Income taxes	675	2,116
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	197	195
Dividends reinvested in common stock	—	312
Net tax benefit related to option and deferred compensation plans	84	58

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended March 31, 2013 and 2012, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the March 31, 2013 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The Company operates as a one-segment entity for financial reporting purposes.

The 2012 year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and related footnote disclosures although the Company believes that the disclosures made are adequate to make the information not misleading.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2013, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2013 or 2012. The Company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at March 31, 2013 was $17.71.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at March 31, 2013 was $12.87 and the NASDAQ Bank Index value at March 31, 2013 was 2,082.62.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
March 31, 2013
Net unrealized gains on securities available-for-sale	$9,507	$—	$9,507
Securities with other-than-temporary impairment losses	—	(4,209)	(4,209)
Tax benefit (expense)	(3,706)	1,641	(2,065)
Balance at March 31, 2013	$5,801	$(2,568)	$3,233

December 31, 2012
Net unrealized gains on securities available-for-sale	$11,836	$—	$11,836
Securities with other-than-temporary impairment losses	—	(4,389)	(4,389)
Tax benefit (expense)	(4,614)	1,711	(2,903)
Balance at December 31, 2012	$7,222	$(2,678)	$4,544

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the three months ended March 31, 2013 and 2012, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2013	2012
Unrealized gains (losses) on available-for-sale securities	$353	$384	Securities gains, net
			(Total reclassified amount before tax)
	(138)	(150)	Tax (expense) benefit
Total reclassifications out of accumulated other comprehensive income	$215	$234	Net reclassified amount

See “Note 3 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Adoption of New Accounting Guidance

ASU 2013-02 - Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The components of basic and diluted net income per common share available to common stockholders for the three-month periods ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,528,000	$3,390,000
Preferred stock dividends	(1,104,000)	(939,000)
Net income available to common stockholders	$2,424,000	$2,451,000
Weighted average common shares outstanding	5,955,284	6,019,858
Basic earnings per common share	$0.41	$0.41
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,424,000	$2,451,000
Effect of assumed preferred stock conversion	—	—
Net income applicable to diluted earnings per share	$2,424,000	$2,451,000
Weighted average common shares outstanding	5,955,284	6,019,858
Dilutive potential common shares:
Assumed conversion of stock options	1,284	8,370
Restricted stock awarded	10,015	249
Assumed conversion of preferred stock	—	—
Dilutive potential common shares	11,299	8,619
Diluted weighted average common shares outstanding	5,966,583	6,028,477
Diluted earnings per common share	$0.41	$0.41

The following shares were not considered in computing diluted earnings per share for the three-month periods ended March 31, 2013 and 2012 because they were anti-dilutive:

	Three months ended March 31,
	2013	2012
Stock options to purchase shares of common stock	108,125	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,494,801	2,083,475

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$200,380	$959	$(50)	$201,289
Obligations of states and political subdivisions	55,524	2,748	(107)	58,165
Mortgage-backed securities: GSE residential	259,333	5,854	(115)	265,072
Trust preferred securities	4,790	—	(4,209)	581
Other securities	9,795	221	(3)	10,013
Total available-for-sale	$529,822	$9,782	$(4,484)	$535,120

December 31, 2012
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$180,851	$1,321	$(3)	$182,169
Obligations of states and political subdivisions	53,064	3,163	(20)	56,207
Mortgage-backed securities: GSE residential	252,310	7,162	(12)	259,460
Trust preferred securities	4,974	—	(4,389)	585
Other securities	9,663	225	—	9,888
Total available-for-sale	$500,862	$11,871	$(4,424)	$508,309

The trust preferred securities are three trust preferred pooled securities issued by First Tennessee Financial (“FTN”). The unrealized losses of these securities, which have maturities ranging from seventeen years to twenty-four years, are primarily due to their long-term nature, a lack of demand or inactive market for these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. See the heading “Trust Preferred Securities” for further information regarding these securities.

Realized gains and losses resulting from sales of securities were as follows during the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	March 31, 2012
Gross gains	$353	$384
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at March 31, 2013 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$118,384	$82,905	$—	$—	$201,289
Obligations of state and political subdivisions	1,283	30,188	23,444	3,250	58,165
Mortgage-backed securities: GSE residential	4,517	185,805	74,750	—	265,072
Trust preferred securities	—	—	—	581	581
Other securities	2,013	5,946	1,997	57	10,013
Total investments	$126,197	$304,844	$100,191	$3,888	$535,120
Weighted average yield	1.72%	2.53%	2.46%	2.96%	2.45%
Full tax-equivalent yield	1.75%	2.81%	3.05%	3.78%	2.74%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at March 31, 2013.

Investment securities carried at approximately $238 million and $267 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of March 31, 2013 and December 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$30,929	$(50)	$—	$—	$30,929	$(50)
Obligations of states and political subdivisions	6,331	(107)	—	—	6,331	(107)
Mortgage-backed securities: GSE residential	20,735	(115)	—	—	20,735	(115)
Trust preferred securities	—	—	581	(4,209)	581	(4,209)
Other securities	1,997	(3)	—	—	1,997	(3)
Total	$59,992	$(275)	$581	$(4,209)	$60,573	$(4,484)
December 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,997	$(3)	$—	$—	$10,997	$(3)
Obligations of states and political subdivisions	1,969	(20)	—	—	1,969	(20)
Mortgage-backed securities: GSE residential	697	(12)	—	—	697	(12)
Trust preferred securities	—	—	585	(4,389)	585	(4,389)
Other securities	—	—	—	—	—	—
Total	$13,663	$(35)	$585	$(4,389)	$14,248	$(4,424)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At March 31, 2013 and December 31, 2012, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At March 31, 2013 and December 31, 2012, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At March 31, 2013 and December 31, 2012, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At March 31, 2013, there were three trust preferred securities with a fair value of $581,000 and unrealized losses of $4,209,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were three trust preferred securities with a fair value of $585,000 and unrealized losses of $4,389,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2013 or 2012.   Because the Company does not intend to sell these securities and it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at March 31, 2013. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each of the three currently impaired trust preferred securities (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL I	$400	$251	$(149)	$691
PreTSL II	738	264	(474)	2,187
PreTSL XXVIII	3,652	66	(3,586)	1,111
Total	$4,790	$581	$(4,209)	$3,989

Other securities. At March 31, 2013 and December 31, 2012, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of March 31, 2013 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 (in thousands).

Accumulated Credit Losses
	March 31, 2013	March 31, 2012
Credit losses on trust preferred securities held
Beginning of period	$3,989	$4,116
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$3,989	$4,116

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at March 31, 2013 and December 31, 2012 follows (in thousands):

	March 31, 2013	December 31, 2012
Construction and land development	$25,522	$31,341
Agricultural real estate	94,152	86,256
1-4 Family residential properties	183,661	186,205
Multifamily residential properties	45,328	44,863
Commercial real estate	331,729	317,321
Loans secured by real estate	680,392	665,986
Agricultural loans	44,106	60,948
Commercial and industrial loans	154,032	160,193
Consumer loans	15,538	16,264
All other loans	8,705	8,206
Gross loans	902,773	911,597
Less:
Net deferred loan fees, premiums and discounts	626	744
Allowance for loan losses	11,984	11,776
Net loans	$890,163	$899,077

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $818,000 and $212,000 at March 31, 2013 and December 31, 2012, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At March 31, 2013, the Company’s loan portfolio included $138.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $116.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $8.9 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming decreased $7.9 million from $124.4 million at December 31, 2012 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $45.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $94.3 million of loans to lessors of non-residential buildings and $58.4 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three-months ended March 31, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	244	(142)	52	29	297	480
Losses charged off	(269)	—	(67)	(46)	—	(382)
Recoveries	65	1	8	36	—	110
Balance, end of period	$9,341	$417	$719	$422	$1,085	$11,984
Ending balance:
Individually evaluated for impairment	$569	$9	$—	$—	$—	$578
Collectively evaluated for impairment	$8,772	$408	$719	$422	$1,085	$11,406
Loans:
Ending balance	$561,523	$138,252	$187,651	$15,539	$—	$902,965
Ending balance:
Individually evaluated for impairment	$5,873	$1,110	$—	$—	$—	$6,983
Collectively evaluated for impairment	$555,650	$137,142	$187,651	$15,539	$—	$895,982

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	295	24	223	25	48	615
Losses charged off	(303)	—	(161)	(48)	—	(512)
Recoveries	27	—	12	31	—	70
Balance, end of period	$8,810	$570	$710	$386	$817	$11,293
Ending balance:
Individually evaluated for impairment	$841	$—	$—	$—	$—	$841
Collectively evaluated for impairment	$7,969	$570	$710	$386	$817	$10,452
Loans:
Ending balance	$494,964	$122,002	$185,507	$15,694	$22,668	$840,835
Ending balance:
Individually evaluated for impairment	$5,029	$1,149	$—	$—	$—	$6,178
Collectively evaluated for impairment	$489,935	$120,853	$185,507	$15,694	$22,668	$834,657
Year ended December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of year	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501

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

Credit Quality

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, collateral support, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a continuous basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

	Construction & Land Development		Agricultural real estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$21,598	$27,217	$90,848	$82,516	$182,310	$183,880	$45,328	$44,863
Watch	2,116	2,135	2,649	2,662	418	424	—	—
Substandard	1,808	1,989	673	1,093	1,832	2,194	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$25,522	$31,341	$94,170	$86,271	$184,560	$186,498	$45,328	$44,863

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$304,367	$287,794	$41,203	$56,899	$151,183	$157,461	$15,457	$16,236
Watch	22,895	24,213	1,370	958	1,672	1,588	—	14
Substandard	3,562	4,315	1,607	3,157	1,295	1,250	81	14
Doubtful	—	—	—	—	—	—	—	—
Total	$330,824	$316,322	$44,180	$61,014	$154,150	$160,299	$15,538	$16,264

	All Other Loans		Total Loans
	2013	2012	2013	2012
Pass	$8,693	$8,193	$860,987	$865,059
Watch	—	—	31,120	31,994
Substandard	—	—	10,858	14,012
Doubtful	—	—	—	—
Total	$8,693	$8,193	$902,965	$911,065

The following table presents the Company’s loan portfolio aging analysis at March 31, 2013 and December 31, 2012 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
March 31, 2013
Construction and land development	$—	$13	$—	$13	$25,509	$25,522	$—
Agricultural real estate	22	110	397	529	93,641	94,170	—
1-4 Family residential properties	658	165	988	1,811	182,749	184,560	—
Multifamily residential properties	—	—	—	—	45,328	45,328	—
Commercial real estate	414	83	61	558	330,266	330,824	—
Loans secured by real estate	1,094	371	1,446	2,911	677,493	680,404	—
Agricultural loans	352	—	406	758	43,422	44,180	—
Commercial and industrial loans	932	306	85	1,323	152,827	154,150	—
Consumer loans	58	32	36	126	15,412	15,538	—
All other loans	—	—	—	—	8,693	8,693	—
Total loans	$2,436	$709	$1,973	$5,118	$897,847	$902,965	$—
December 31, 2012
Construction and land development	$—	$53	$—	$53	$31,288	$31,341	$—
Agricultural real estate	592	—	293	885	85,386	86,271	—
1-4 Family residential properties	1,351	40	944	2,335	184,163	186,498	—
Multifamily residential properties	—	—	—	—	44,863	44,863	—
Commercial real estate	262	911	255	1,428	314,894	316,322	—
Loans secured by real estate	2,205	1,004	1,492	4,701	660,594	665,295	—
Agricultural loans	—	—	620	620	60,394	61,014	—
Commercial and industrial loans	413	275	53	741	159,558	160,299	—
Consumer loans	119	24	39	182	16,082	16,264	—
All other loans	—	—	—	—	8,193	8,193	—
Total loans	$2,737	$1,303	$2,204	$6,244	$904,821	$911,065	$—

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

The following tables present impaired loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,451	$2,152	$189	$1,114	$1,529	$295
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	593	809	131	636	723	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	893	893	96	—	—	—
Loans secured by real estate	2,937	3,854	416	1,750	2,252	457
Agricultural loans	204	204	9	310	310	54
Commercial and industrial loans	824	824	152	—	—	—
Consumer loans	13	13	1	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$3,978	$4,895	$578	$2,060	$2,562	$511
Loans without a specific allowance:
Construction and land development	$—	$8	$—	$408	$694	$—
Agricultural real estate	519	529	—	418	429	—
1-4 Family residential properties	1,210	1,640	—	1,269	1,792	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,499	1,585	—	2,063	2,253	—
Loans secured by real estate	3,228	3,762	—	4,158	5,168	—
Agricultural loans	503	503	—	620	1,568	—
Commercial and industrial loans	495	772	—	704	—	—
Consumer loans	57	63	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$4,283	$5,100	$—	$5,533	$6,794	$—
Total loans:
Construction and land development	$1,451	$2,160	$189	$1,522	$2,223	$295
Agricultural real estate	519	529	—	418	429	—
1-4 Family residential properties	1,803	2,449	131	1,905	2,515	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,392	2,478	96	2,063	2,253	—
Loans secured by real estate	6,165	7,616	416	5,908	7,420	457
Agricultural loans	707	707	9	930	1,878	54
Commercial and industrial loans	1,319	1,596	152	704	—	—
Consumer loans	70	76	1	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$8,261	$9,995	$578	$7,593	$9,356	$511

The following tables present average recorded investment and interest income recognized on impaired loans for the three- month periods ended March 31, 2013 and 2012 (in thousands):

	For the three months ended
	March 31, 2013		March 31, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,477	$—	$1,035	$—
Agricultural real estate	519	—	530	—
1-4 Family residential properties	1,817	1	2,023	—
Multifamily residential properties	—	—	—	—
Commercial real estate	2,435	—	2,508	8
Loans secured by real estate	6,248	1	6,096	8
Agricultural loans	798	—	673	—
Commercial and industrial loans	1,366	—	953	3
Consumer loans	71	—	21	—
All other loans	—	—	—	—
Total loans	$8,483	$1	$7,743	$11

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $79,000 of 1-4 Family residential properties, $0 of commercial real estate, $9,000 of commercial and industrial and $13,000 of consumer loans at March 31, 2013 and $391,000 of commercial real estate and $313,000 of commercial and industrial at March 31, 2012. For the three months ended March 31, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as March 31, 2013 and December 31, 2012 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	March 31, 2013	December 31, 2012
Construction and land development	$1,451	$1,522
Agricultural real estate	519	418
1-4 Family residential properties	1,724	1,899
Multifamily residential properties	—	—
Commercial real estate	2,392	2,063
Loans secured by real estate	6,086	5,902
Agricultural loans	707	930
Commercial and industrial loans	1,319	704
Consumer loans	48	37
All other loans	—	—
Total loans	$8,160	$7,573

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $56,000 and $80,000 for the three months ended March 31, 2013 and 2012, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at March 31, 2013 and December 31, 2012 was $3,287,000 and $3,339,000, respectively.  Approximately $365,000 and $295,000 in specific reserves have been established with respect to these loans as of March 31, 2013 and December 31, 2012, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at March 31, 2013 and December 31, 2012 (in thousands).

Troubled debt restructurings:	March 31, 2013	December 31, 2012
Construction and land development	$1,451	$1,522
1-4 Family residential properties	503	445
Commercial real estate	913	950
Loans secured by real estate	2,867	2,917
Commercial and industrial loans	407	408
Consumer Loans	13	14
Total	$3,287	$3,339
Performing troubled debt restructurings:
1-4 Family residential properties	$79	$6
Commercial real estate	—	—
Loans secured by real estate	79	6
Commercial and industrial loans	9	—
Consumer Loans	13	14
Total	$101	$20

The following table presents loans modified as TDRs during the three months ended March 31, 2013 and 2012, as a result of various modified loan factors (in thousands):

	March 31, 2013		March 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Construction and land development	—	$—	—	$—
1-4 Family residential properties	2	73	—	—
Commercial real estate	—	—	5	302
Loans secured by real estate	2	73	5	302
Commercial and industrial loans	1	9	—	—
Consumer Loans	—	—	—	—
Total	3	$82	5	$302

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the three months ended March 31, 2013 or the year ended December 31, 2012.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a decrease of $37.1 million during the first three months of 2013 primarily due to the seasonal declines in balances of various customers.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at March 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2013,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,289	$—	$201,289	$—
Obligations of states and political subdivisions	58,165	—	58,165	—
Mortgage-backed securities	265,072	—	265,072	—
Trust preferred securities	581	—	—	581
Other securities	10,013	57	9,956	—
Total available-for-sale securities	$535,120	$57	$534,482	$581
December 31, 2012
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,169	$—	$182,169	$—
Obligations of states and political subdivisions	56,207	—	56,207	—
Mortgage-backed securities	259,460	—	259,460	—
Trust preferred securities	585	—	—	585
Other securities	9,888	60	9,828	—
Total available-for-sale securities	$508,309	$60	$507,664	$585

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 is summarized as follows (in thousands):

	Available-for-Sale Securities
March 31, 2013	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$—	$585	$585
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	180	180
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(184)	(184)
Ending balance	$—	$581	$581
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

	Available-for-Sale Securities
March 31, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	(6)	(6)
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(177)	(177)
Ending balance	$—	$536	$536
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of March 31, 2013 was $2,530,000 and a fair value of $2,133,000 resulting in specific loss exposures of $397,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of March 31, 2013 was $1,168,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $383,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Impaired loans (collateral dependent)	$2,133	$—	$—	$2,133
Foreclosed assets held for sale	383	—	—	383
December 31, 2012
Impaired loans (collateral dependent)	$2,681	$—	$—	$2,681
Foreclosed assets held for sale	70	—	—	70

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

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$581	Discounted cash flow	Discount rate	8.6%	-	19.5%	(17.6%	)
			Constant prepayment rate (1)	1.34%
			Cumulative projected prepayments	22.6%	-	42.1%	(26.9%	)
			Probability of default	0.6%	-	7.2%	(1.6%	)
			Projected cures given deferral	0%	-	11%	(1.7%	)
			Loss severity	95.0%	-	100.0%	(95.9%	)
Impaired loans (collateral dependent)	$2,133	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$383	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

March 31, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and due from banks	$46,705	$46,705	$46,705	$—	$—
Federal funds sold	20,499	20,499	20,499	—	—
Certificates of deposit investments	5,424	5,426	5,426	—	—
Available-for-sale securities	535,120	535,120	57	534,482	581
Loans held for sale	818	818	—	818	—
Loans net of allowance for loan losses	890,163	898,306	—	—	898,306
Interest receivable	5,904	5,904	—	5,904	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,310,169	$1,310,649	$—	$1,104,931	$205,718
Securities sold under agreements to repurchase	76,372	76,374	—	76,374	—
Interest payable	308	308	—	308	—
Federal Home Loan Bank borrowings	5,000	5,666	—	5,666	—
Junior subordinated debentures	20,620	12,097	—	12,097	—

December 31, 2012
Financial Assets
Cash and due from banks	$62,213	$62,213	$62,213	$—	$—
Federal funds sold	20,499	20,499	20,499	—	—
Certificates of deposit investments	6,665	6,669	6,669	—	—
Available-for-sale securities	508,309	508,309	60	507,664	585
Loans held for sale	212	212	—	212	—
Loans net of allowance for loan losses	899,077	908,281	—	—	908,281
Interest receivable	6,775	6,775	—	6,775	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,274,065	$1,275,127	$—	$1,066,788	$208,339
Securities sold under agreements to repurchase	113,484	113,490	—	113,490	—
Interest payable	341	341	—	341	—
Federal Home Loan Bank borrowings	5,000	5,719	—	5,719	—
Junior subordinated debentures	20,620	11,386	—	11,386	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three- month periods ended March 31, 2013 and 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2012 Annual Report on Form 10-K under the headings ”Item 1. Business” and “Item 1A. Risk Factors."

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

Net income was $3,528,000 and $3,390,000 for the three months ended March 31, 2013 and 2012, respectively. Diluted net income per common share available to common stockholders was $0.41 for both such periods. The following table shows the Company’s annualized performance ratios for the three months ended March 31, 2013 and 2012, compared to the performance ratios for the year ended December 31, 2012:

	Three months ended		Year ended
	March 31, 2013	March 31, 2012	December 31, 2012
Return on average assets	0.89%	0.90%	0.91%
Return on average common equity	9.21%	9.87%	9.53%
Average equity to average assets	9.97%	9.44%	9.76%

Total assets were $1.5 billion at March 31, 2013, the same as December 31, 2012. From December 31, 2012 to March 31, 2013, cash and interest bearing deposits declined $15.5 million and net loan balances declined $8.9 million, while investment securities increased $26.8 million.

Net loan balances were $890.2 million at March 31, 2013, a decrease of $8.9 million, from $899.1 million at December 31, 2012 primarily due to seasonal decreases in agricultural related loans.

Total deposit balances increased to $1.31 billion at March 31, 2013 from $1.27 billion at December 31, 2012 due to increases in interest bearing transaction account deposits, savings account deposits and money market account deposits offset by a decline in non-interest bearing deposits and time deposits.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.33% for the three months ended March 31, 2013, down from 3.43% for the same period in 2012. This decrease was primarily due to a greater decline in rates on earnings assets compared to the decline in rates on interest-bearing liabilities. Net interest income before the provision for loan losses was $12.2 million compared to net interest income of $12.1 million for the same period in 2012.

Total non-interest income of $4.6 million was virtually the same as first quarter last year. Mortgage banking income increased from $236,000 for the first quarter of 2012 to $286,000 for the first quarter of this year as we continued to have greater refinance activity and an increase in new purchase activity. Revenues from our trust and brokerage areas also increased from the first quarter of last year while insurance revenues declined due to lower contingency income received from carriers based upon claims experience.

Another contributing factor to performance for the first quarter of 2013 was keeping total operating expenses at the same level as the first quarter of 2012. Despite increased regulatory operating costs, total non-interest expense for first quarter was $10.6 million, the same as the first quarter of last year.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

Change in Net Income 2013 versus 2012
Three months ended March 31
Net interest income	$151
Provision for loan losses	135
Other income, including securities transactions	(30)
Other expenses	5
Income taxes	(123)
Increase in net income	$138

Credit quality is an area of importance to the Company. Total nonperforming loans were $8.3 million at March 31, 2013, compared to $7.7 million at March 31, 2012 and $7.6 million at December 31, 2012. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1.2 million at March 31, 2013 compared to $3.3 million on March 31, 2012 and $1.2 million on December 31, 2012. The Company’s provision for loan losses for the three months ended March 31, 2013 and 2012 was $480,000 and $615,000, respectively.  Total loans past due 30 days or more declined to .57% of loans March 31, 2013 compared to .69% of loans at December 31, 2012 and .74% at March, 31, 2012.  At March 31, 2013, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 75% of the loan portfolio as of March 31, 2013 and 73% as of December 31, 2012. During the three months ended March 31, 2013, annualized net charge-offs were .12% of average loans compared to .21% for the same period in 2012.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2013 and 2012 and December 31, 2012 was 14.89%, 13.85% and 14.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at March 31, 2013 and 2012 and December 31, 2012 was 16.06%, 14.99% and 15.65%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at March 31, 2013 and 2012 were $237 million and $288 million, respectively.  The decrease in 2013 was primarily the result of several larger commercial and commercial real estate lines of credit that were unfunded at March 31, 2013.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $199,000 and $211,000 for this assessment during the first three months of 2013 and 2012, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $23,000 during the first three months of 2013 and 2012, for this assessment.

On September 29, 2009, the FDIC board proposed a Deposit Insurance Fund ("DIF") restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset is being amortized to non-interest expense over three years. The balance of this asset was $1,201,000 as of March 31, 2013. During April of 2013, the FDIC announced, as required by the DIF plan, any remaining prepaid assessment will be returned to the Company by June 30, 2013.

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

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and First Mid Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-

weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

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

Critical Accounting Policies and Use of Significant Estimates

The Company has established various accounting policies that govern the application of U.S. generally accepted accounting principles in the preparation of the Company’s financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and assumptions, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended March 31, 2013 and 2012 in the following table (dollars in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$24,424	$14	0.24%	$12,103	$6	0.21%
Federal funds sold	21,054	4	0.08%	61,539	12	0.08%
Certificates of deposit investments	6,353	8	0.52%	13,085	18	0.55%
Investment securities
Taxable	472,893	2,263	1.91%	434,894	2,567	2.36%
Tax-exempt (1)	57,236	478	3.34%	42,397	385	3.63%
Loans (2)(3)(4)	901,327	10,435	4.70%	842,332	10,960	5.22%
Total earning assets	1,483,287	13,202	3.61%	1,406,350	13,948	3.98%
Cash and due from banks	33,553			36,176
Premises and equipment	29,457			30,588
Other assets	43,564			53,324
Allowance for loan losses	(12,056)			(11,335)
Total assets	$1,577,805			$1,515,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$536,324	$219	0.17%	$502,314	$482	0.38%
Savings deposits	300,405	177	0.24%	270,330	330	0.49%
Time deposits	206,570	400	0.78%	232,713	615	1.06%
Securities sold under agreements to repurchase	90,993	15	0.07%	108,977	45	0.17%
FHLB advances	5,000	57	4.64%	13,651	113	3.31%
Junior subordinated debt	20,620	130	2.56%	20,620	146	2.83%
Other debt	—	—	—%	8,250	164	8.00%
Total interest-bearing liabilities	1,159,912	998	0.35%	1,156,855	1,895	0.66%
Non interest-bearing demand deposits	251,872			207,325
Other liabilities	8,713			7,834
Stockholders' equity	157,308			143,089
Total liabilities & equity	$1,577,805			$1,515,103
Net interest income		$12,204			$12,053
Net interest spread			3.26%			3.32%
Impact of non-interest bearing funds			0.07%			0.11%
Net yield on interest- earning assets			3.33%			3.43%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three-months ended March 31, 2013, compared to the same periods in 2012 (in thousands):

	Three months ended March 31, 2013 compared to 2012 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$8	$7	$1
Federal funds sold	(8)	(8)	—
Certificates of deposit investments	(10)	(9)	(1)
Investment securities:
Taxable	(304)	1,135	(1,439)
Tax-exempt (2)	93	126	(33)
Loans (3)	(525)	3,400	(3,925)
Total interest income	(746)	4,651	(5,397)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(263)	201	(464)
Savings deposits	(153)	214	(367)
Time deposits	(215)	(64)	(151)
Securities sold under agreements to repurchase	(30)	(7)	(23)
FHLB advances	(56)	(257)	201
Junior subordinated debt	(16)	—	(16)
Other debt	(164)	(164)	—
Total interest expense	(897)	(77)	(820)
Net interest income	$151	$4,728	$(4,577)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $151,000, or 1.3%, to $12.2 million for the three months ended March 31, 2013, from $12.1 million for the same period in 2012. Net interest income remained approximately the same due to an increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the increase in demand and savings balances offset by decline in rates of interest-bearing liabilities during the same period.

For the three months ended March 31, 2013, average earning assets increased by $76.9 million, or 5.5%, and average interest-bearing liabilities increased $3.1 million or .3%, compared with average balances for the same period in 2012. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $12.3 million or 101.6%.

•	Average federal funds sold decreased $40.5 million or 65.8%.

•	Average certificates of deposit investments decreased by $6.7 million or 51.2%.

•	Average loans increased by $59 million or 7%.

•	Average securities increased by $52.8 million or 11.1%.

•	Average deposits increased by $37.9 million or 3.8%.

•	Average securities sold under agreements to repurchase decreased by $18 million or 16.5%.

•	Average borrowings and other debt decreased by $16.9 million or 39.7%.

•	Net interest margin decreased to 3.33% for the first three months of 2013 from 3.43% for the first three months of 2012.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.40% and 3.50% for the first three months of 2013 and 2012, respectively. The TE adjustments to net interest income for the three months ended March 31, 2013 and 2012 were $290,000 and $198,000, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2013 and 2012 was $480,000 and $615,000, respectively.  Nonperforming loans were $8.3 million and $7.7 million as of March 31, 2013 and 2012, respectively.  Net charge-offs were $272,000 for the three months ended March 31, 2013 compared to $442,000 during the same period in 2012.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three-months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change
Trust revenues	$893	$860	$33
Brokerage commissions	171	142	29
Insurance commissions	486	647	(161)
Service charges	1,140	1,101	39
Security gains, net	353	384	(31)
Mortgage banking revenue, net	286	236	50
ATM / debit card revenue	883	879	4
Other	338	331	7
Total other income	$4,550	$4,580	$(30)

Following are explanations of the changes in these other income categories for the three months ended March 31, 2013 compared to the same period in 2012:

•
Trust revenues increased $33,000 or 3.8% to $893,000 from $860,000 primarily due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $660.5 million at March 31, 2013 compared to $560.8 million at March 31, 2012.

•	Revenues from brokerage increased $29,000 or 20.4% to $171,000 from $142,000 due to an increase in brokerage accounts.

•
Insurance commissions decreased $161,000 or 24.9% to $486,000 from $647,000 primarily due to lower contingency income received from carriers based upon claims experience during 2013 compared to the same period in 2012.

•	Fees from service charges increased $39,000 or 3.5% to $1,140,000 from $1,101,000 primarily due to an increase in commercial transaction account fees.

•	The sale of securities during the three months ended March 31, 2013 resulted in net securities gains of $353,000 compared to $384,000 during the three months ended March 31, 2012.

•	Mortgage banking income increased $50,000 or 21.2% to $286,000 from $236,000. Loans sold balances were as follows:

▪	$19.3 million (representing 159 loans) for the three months ended of March 31, 2013.

▪	$18.2 million (representing 154 loans) for the three months ended of March 31, 2012.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $4,000 or .5% to $883,000 from $879,000.

•	Other income increased $7,000 or 2.1% to $338,000 from $331,000.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three-months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change
Salaries and employee benefits	$5,797	$5,673	$124
Net occupancy and equipment expense	2,043	2,010	33
Net other real estate owned expense	116	63	53
FDIC insurance	222	234	(12)
Amortization of intangible assets	170	245	(75)
Stationery and supplies	141	170	(29)
Legal and professional	548	611	(63)
Marketing and donations	243	229	14
Other operating expenses	1,332	1,382	(50)
Total other expense	$10,612	$10,617	$(5)

Following are explanations for the changes in certain of these other expense categories for the three months ended March 31, 2013 compared to the same period in 2012:

•
Salaries and employee benefits, the largest component of other expense, increased $124,000 or 2.2% to $5,797,000 from $5,673,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2013. There were 401 full-time equivalent employees at March 31, 2013 and 2012.

•	Occupancy and equipment expense increased $33,000 or 1.6% to $2,043,000 from $2,010,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense increased $53,000 or 84.1% to $116,000 from $63,000. The increase in 2013 was primarily due to more write downs and less gains on properties sold during 2013 compared to 2012.

•	FDIC insurance expense decreased $12,000 or 5.1% to $222,000 from $234,000 due to lower assessment rates during 2013 compared to 2012.

•
Expense for amortization of intangible assets decreased $75,000 or 30.6% to $170,000 from $245,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in intangible amortization expense in 2013 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles.

•	Other operating expenses decreased $50,000 or 3.6% to $1,332,000 in 2013 from $1,382,000 in 2012 due to decreases in various expenses.

•
On a net basis, all other categories of operating expenses decreased $78,000 or 7.7% to $932,000 in 2013 from $1,010,000 in 2012.  The decrease was primarily due to a decrease in stationery and supplies and legal and professional fees offset by offset by an increase in marketing and promotion expenses.

Income Taxes

Total income tax expense amounted to $2,134,000 (37.7% effective tax rate) for the three months ended March 31, 2013, compared to $2,011,000 (37.2% effective tax rate) for the same period in 2012.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$200,380	1.60%	$180,851	1.75%
Obligations of states and political subdivisions	55,524	3.51%	53,064	3.62%
Mortgage-backed securities: GSE residential	259,333	2.66%	252,310	2.81%
Trust preferred securities	4,790	3.18%	4,974	3.50%
Other securities	9,795	1.62%	9,663	1.92%
Total securities	$529,822	2.33%	$500,862	2.53%

At March 31, 2013, the Company’s investment portfolio increased by $29 million from December 31, 2012 due to the purchase of various securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of March 31, 2013 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2010 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$200,380	$201,289	$201,289	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	55,524	58,165	3,221	37,423	14,316	—	—	3,205
Mortgage-backed securities (2)	259,333	265,072	—	—	—	—	—	265,072
Trust preferred securities	4,790	581	—	—	—	—	581	—
Other securities	9,795	10,013	—	2,013	7,943	—	—	57
Total investments	$529,822	$535,120	$204,510	$39,436	$22,259	$—	$581	$268,334

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

The trust preferred securities are three trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding these securities as of March 31, 2013:

Deal name	PreTSL I	PreTSL II	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$399,835	$737,701	$3,652,127
Fair value	$250,802	$263,645	$66,114
Unrealized gains/(losses)	$(149,033)	$(474,057)	$(3,586,013)
Other-than-temporary impairment recorded in earnings	$691,000	$2,186,531	$1,111,303
Lowest credit rating assigned	Ca	Ca	C
Number of performing banks	12	14	27
Number of issuers in default	4	4	9
Number of issuers in deferral	1	5	9
Original collateral	$303,112,000	$334,170,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	19.5%	26.0%	25.2%
Remaining collateral	$136,500,000	$169,200,000	$346,116,000
Actual defaults & deferrals as a % of remaining collateral	43.2%	51.4%	26.3%
Expected defaults & deferrals as a % of remaining collateral	46.6%	49.3%	34.1%
Performing collateral	$77,500,000	$82,200,000	$255,116,000
Current balance of class	$88,184,211	$125,662,865	$37,220,986
Subordination	$88,272,374	$174,678,307	$284,669,660
Excess subordination	$(10,772,374)	$(92,478,307)	$(29,553,660)
Excess subordination as a % of remaining performing collateral	(13.9)%	(112.5)%	(11.6)%
Discount rate (1)	9.74%	9.68%	1.59%-5.25%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36	2% / .36	2% / .36
Recovery assumption (3)	10%	10%	10%
Prepayment assumption (4)	1%	1%	1%

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

At March 31, 2013 and 2012 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on all of its trust preferred securities investments as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all three of the trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep these securities on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at March 31, 2013 and December 31, 2012.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	% Outstanding Loans	December 31, 2012	% Outstanding Loans
Construction and land development	$25,522	2.8%	$31,341	3.4%
Agricultural real estate	94,170	10.4%	86,271	9.5%
1-4 Family residential properties	184,560	20.4%	186,498	20.5%
Multifamily residential properties	45,328	5.0%	44,863	4.9%
Commercial real estate	330,824	36.7%	316,322	34.7%
Loans secured by real estate	680,404	75.3%	665,295	73.0%
Agricultural loans	44,180	4.9%	61,014	6.7%
Commercial and industrial loans	154,150	17.1%	160,299	17.6%
Consumer loans	15,538	1.7%	16,264	1.8%
All other loans	8,693	1.0%	8,193	0.9%
Total loans	$902,965	100.0%	$911,065	100.0%

Overall loans decreased $8.1 million, or .89%.  The decrease was primarily due to decreases in agricultural loans and commercial and industrial loans offset by a increase in commercial real estate loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $818,000 and $212,000 as of March 31, 2013 and December 31, 2012, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Mattoon region	$181,727	20.1%	$183,657	20.2%
Charleston region	47,982	5.3%	51,179	5.6%
Sullivan region	120,462	13.3%	128,650	14.1%
Effingham region	64,213	7.1%	63,910	7.0%
Decatur region	218,909	24.3%	218,318	24.0%
Peoria region	158,402	17.6%	156,370	17.2%
Highland region	111,270	12.3%	108,981	11.9%
Total all regions	$902,965	100.0%	$911,065	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2013 and 2012, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At March 31, 2013 and December 31, 2012, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	March 31, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$116,494	12.90%	$124,367	13.65%
Lessors of non-residential buildings	94,325	10.45%	89,940	9.87%
Lessors of residential buildings & dwellings	58,376	6.46%	59,848	6.57%
Hotels and motels	45,643	5.05%	45,783	5.03%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of March 31, 2013, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$18,912	$6,462	$148	$25,522
Agricultural real estate	11,031	41,450	41,689	94,170
1-4 Family residential properties	22,450	85,317	76,793	184,560
Multifamily residential properties	769	18,669	25,890	45,328
Commercial real estate	34,962	194,962	100,900	330,824
Loans secured by real estate	88,124	346,860	245,420	680,404
Agricultural loans	23,441	19,157	1,582	44,180
Commercial and industrial loans	100,349	42,386	11,415	154,150
Consumer loans	3,297	11,845	396	15,538
All other loans	893	2,285	5,515	8,693
Total loans	$216,104	$422,533	$264,328	$902,965

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of March 31, 2013, loans with maturities over one year consisted of approximately $621.8 million in fixed rate loans and approximately $65.1 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Nonaccrual loans	$8,160	$7,573
Restructured loans which are performing in accordance with revised terms	101	20
Total nonperforming loans	8,261	7,593
Repossessed assets	1,178	1,229
Total nonperforming loans and repossessed assets	$9,439	$8,822
Nonperforming loans to loans, before allowance for loan losses	0.91%	0.83%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	1.05%	0.97%

The $587,000 increase in nonaccrual loans during 2013 resulted from the net of $1,699,000 of loans put on nonaccrual status, offset by $254,000 of loans transferred to other real estate owned, $155,000 of loans charged off and $703,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	March 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,451	17.8%	$1,522	20.1%
Agricultural real estate	519	6.4%	418	5.5%
1-4 Family residential properties	1,724	21.1%	1,899	25.1%
Commercial real estate	2,392	29.3%	2,063	27.2%
Loans secured by real estate	6,086	74.6%	5,902	77.9%
Agricultural loans	707	8.7%	1,634	21.6%
Commercial and industrial loans	1,319	16.1%	37	0.5%
Consumer loans	48	0.6%	—	—%
Total loans	$8,160	100.0%	$7,573	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $56,000 and $80,000 for the three months ended March 31, 2013 and 2012, respectively.

The $51,000 decrease in repossessed assets during the first three months of 2013 resulted from the net of $208,000 of additional assets repossessed, $171,000 of repossessed assets sold and $88,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	March 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$277	23.5%	$278	22.6%
1-4 family residential properties	504	42.8%	539	43.9%
Multi-family residential properties	—	—%	30	2.4%
Commercial real estate	387	32.9%	340	27.7%
Total real estate	1,168	99.2%	1,187	96.6%
Consumer Loans	10	0.8%	42	3.4%
Total repossessed collateral	$1,178	100.0%	$1,229	100.0%

Repossessed assets sold during the first three months of 2013 resulted in net gains of $39,000, of which $37,000 was related to real estate asset sales and $2,000 was related to other repossessed assets. Repossessed assets sold during 2012 resulted in net losses of $273,000, of which $268,000 was related to real estate asset sales and $5,000 was related to other repossessed assets.

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

Given the current state of the economy, management did assess the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilizes a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened in economic conditions, management also increased its allocation to various loan categories for economic factors during 2013 and 2012. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At March 31, 2013, the Company’s loan portfolio included $138.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $116.5 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $8.9 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming decreased $7.9 million from $124.4 million at December 31, 2012.

While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio. The impact of 2012 drought conditions on the cash flow of agricultural customers is mitigated to some extent because most of these customers maintain crop insurance. The Company does not expect the drought conditions to have a material impact on the allowance for loan losses.

In addition, the Company has $45.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $94.3 million of loans to lessors of non-residential buildings and $58.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of March 31, 2013 and 2012, and of changes in the allowance for the three month periods ended March 31, 2013 and 2012, is as follows (dollars in thousands):

	Three months ended March 31
	2013	2012
Average loans outstanding, net of unearned income	$901,327	$842,332
Allowance-beginning of period	11,776	11,120
Charge-offs:
Real estate-mortgage	136	287
Commercial, financial & agricultural	200	177
Installment	5	14
Other	41	34
Total charge-offs	382	512
Recoveries:
Real estate-mortgage	10	16
Commercial, financial & agricultural	64	23
Installment	3	2
Other	33	29
Total recoveries	110	70
Net charge-offs	272	442
Provision for loan losses	480	615
Allowance-end of period	$11,984	$11,293
Ratio of annualized net charge-offs to average loans	0.12%	0.21%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.33%	1.34%
Ratio of allowance for loan losses to nonperforming loans	145.1%	146.8%

The ratio of the allowance for loan losses to nonperforming loans is 145.1% as of March 31, 2013 compared to 146.8% as of March 31, 2012.  During the first three months of 2013, the Company had net charge-offs of $272,000 compared to $442,000 in 2012. During 2013, the Company’s significant charge-offs included $69,000 on four commercial real estate loans of two borrowers, $49,000 on one residential real estate loan and $200,000 on five commercial operating loans of three borrowers.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012 (dollars in thousands):

	Three months ended March 31, 2013		Three months ended March 31, 2012		Year ended December 31, 2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$251,872	—%	$207,325	—%	$219,218	—%
Interest-bearing	536,324	0.17%	502,314	0.38%	511,199	0.28%
Savings	300,405	0.24%	270,330	0.49%	281,831	0.42%
Time deposits	206,570	0.79%	232,713	1.06%	224,350	0.98%
Total average deposits	$1,295,171	0.25%	$1,212,682	0.47%	$1,236,598	0.39%

The following table sets forth the high and low month-end balances for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012	Year ended December 31, 2012
High month-end balances of total deposits	$1,310,169	$1,233,627	$1,274,065
Low month-end balances of total deposits	1,288,824	1,193,341	1,193,341

During the first three months of 2013, the average balance of deposits increased by $58.6 million from the average balance for the year ended December 31, 2012. Average non-interest bearing deposits increased by $32.7 million, average interest bearing account balances increased by $25.1 million, savings account balances increased $18.6 million and balances of time deposits declined $17.8 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
3 months or less	$16,566	$16,468
Over 3 through 6 months	12,004	10,847
Over 6 through 12 months	14,026	15,778
Over 12 months	19,428	19,469
Total	$62,024	$62,562

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

Information relating to securities sold under agreements to repurchase and other borrowings as of March 31, 2013 and December 31, 2012 is presented below (dollars in thousands):

	March 31, 2013	December 31, 2012
Securities sold under agreements to repurchase	$76,372	$113,484
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	—
Fixed term – due after one year	5,000	5,000
Junior subordinated debentures	20,620	20,620
Debt due in one year or less	—	—
Total	$101,992	$139,104
Average interest rate at end of period	0.78%	0.61%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$97,374	$118,030
Federal Home Loan Bank advances:
Fixed term – due in one year or less	—	9,750
Fixed term – due after one year	5,000	5,000
Debt:
Debt due in one year or less	—	8,250
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$90,993	$113,443
Federal funds purchased	—	59
Federal Home Loan Bank advances:
FHLB-overnite	—	3
Fixed term – due in one year or less	—	5,616
Fixed term – due after one year	5,000	5,000
Debt:
Loans due in one year or less	—	4,035
Junior subordinated debentures	20,620	20,620
Total	$116,613	$148,776
Average interest rate during the period	0.69%	0.88%

Securities sold under agreements to repurchase declined $37.1 million during the first three months of 2013 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At March 31, 2013 the fixed term advances consisted of one $5 million advance at $4.58% with a 10-year maturity, due July 14, 2016 with a one year lockout and a callable quarterly.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of March 31, 2013. This loan was renewed on April 20, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.375% at March 31, 2013). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2013 and 2012 and December 31, 2012.

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

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.15% and 3.19% at March 31, 2013 and December 31, 2012, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.88% and 1.91% at and March 31, 2013 and December 31, 2012, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at March 31, 2013 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$40,069	$—	$—	$—	$—	$—	$40,069	$40,069
Certificates of deposit investments	5,424	—	—	—	—	—	5,424	5,426
Taxable investment securities	9,843	—	3,866	7,023	55,131	401,093	476,956	476,956
Nontaxable investment securities	364	262	576	1,896	963	54,103	58,164	58,164
Loans	389,123	122,085	115,745	107,744	117,888	50,380	902,965	911,108
Total	$444,823	$122,347	$120,187	$116,663	$173,982	$505,576	$1,483,578	$1,491,723
Interest-bearing liabilities:
Savings and NOW accounts	$110,528	$34,065	$35,321	$49,134	$50,545	$298,499	$578,092	$578,092
Money market accounts	220,691	4,608	4,736	6,144	6,272	33,155	275,606	275,606
Other time deposits	150,808	22,611	12,033	10,023	9,629	134	205,238	205,718
Short-term borrowings/debt	76,372	—	—	—	—	—	76,372	76,374
Long-term borrowings/debt	20,620	—	—	5,000	—	—	25,620	17,763
Total	$579,019	$61,284	$52,090	$70,301	$66,446	$331,788	$1,160,928	$1,153,553
Rate sensitive assets – rate sensitive liabilities	$(134,196)	$61,063	$68,097	$46,362	$107,536	$173,788	$322,650
Cumulative GAP	$(134,196)	$(73,133)	$(5,036)	$41,326	$148,862	$322,650
Cumulative amounts as % of total Rate sensitive assets	(9.0)%	4.1%	4.6%	3.1%	7.2%	11.7%
Cumulative Ratio	(9.0)%	(4.9)%	(0.3)%	2.8%	10.0%	21.7%

The static GAP analysis shows that at March 31, 2013, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At March 31, 2013, the Company’s stockholders' equity had increased $412,000, or .26%, to $157,099,000 from $156,687,000 as of December 31, 2012. During the first three months of 2013, net income contributed $3,528,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $1,311,000, net of tax.  Additional purchases of treasury stock (48,854 shares at an average cost of $23.69 per share) decreased stockholders’ equity by approximately $1,158,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of March 31, 2013 and December 31, 2012, the Company and First Mid Bank met all capital adequacy requirements.

As of March 31, 2013, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.  To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands).

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital (to risk-weighted assets)
Company	$164,160	16.06%	$81,787	> 8.00%	N/A	N/A
First Mid Bank	148,289	14.64	81,051	> 8.00	$101,314	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	152,176	14.89	40,893	> 4.00	N/A	N/A
First Mid Bank	136,305	13.45	40,525	> 4.00	60,788	> 6.00
Tier 1 Capital (to average assets)
Company	152,176	9.78	62,245	> 4.00	N/A	N/A
First Mid Bank	136,305	8.81	61,910	> 4.00	77,388	> 5.00
December 31, 2012
Total Capital (to risk-weighted assets)
Company	$161,799	15.65%	$82,693	> 8.00%	N/A	N/A
First Mid Bank	143,942	14.04	82,047	> 8.00	$102,559	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	150,023	14.51	41,346	> 4.00	N/A	N/A
First Mid Bank	132,166	12.89	41,024	> 4.00	61,535	> 6.00
Tier 1 Capital (to average assets)
Company	150,023	9.66	62,093	> 4.00	N/A	N/A
First Mid Bank	132,166	8.56	61,771	> 4.00	77,213	> 5.00

Stock Plans

Participants may purchase Company stock under the following four plans of the Company: the Deferred Compensation Plan, the First Retirement and Savings Plan, the Dividend Reinvestment Plan, and the SI Plan.  For more detailed information on these plans, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of March 31, 2013, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2013 or 2012.  The company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Stock Repurchase Program

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $61.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company's common stock.

During the three months ended March 31, 2013, the Company repurchased 48,855 shares at a total cost of approximately $1,158,000. Since 1998, the Company has repurchased a total of 3,253,751 shares at a total price of approximately $63,244,000.  As of March 31, 2013, the Company is authorized per all repurchase programs to purchase $3,462,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of March 31, 2013, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At March 31, 2013, the excess collateral at the FHLB would support approximately $98.4 million of additional advances.

•	First Mid Bank receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of March 31, 2013, the Company had a revolving credit agreement in the amount of $20 million with The Northern Trust Company with an outstanding balance of zero and $20 million in available funds.  This loan was renewed on April 20, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at March 31, 2013 and 2012 and December 31, 2012.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at March 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$205,238	$142,744	$39,158	$23,202	$134
Debt	20,620	—	—	—	20,620
Other borrowings	81,372	81,372	—	—	—
Operating leases	3,411	1,125	1,178	478	630
Supplemental retirement	896	50	200	200	446
	$311,537	$225,291	$40,536	$23,880	$21,830

For the three months ended March 31, 2013, net cash of $8.0 million was provided from operating activities and $19.7 million and $3.8 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $15.5 million since year-end 2012.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013	December 31, 2012
Unused commitments and lines of credit:
Commercial real estate	$25,444	$27,800
Commercial operating	138,273	132,040
Home equity	25,167	25,255
Other	44,619	46,430
Total	$233,503	$231,525
Standby letters of credit	$3,152	$3,351

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the market risk faced by the Company since December 31, 2012.  For information regarding the Company’s market risk, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

None.

ITEM 1A.  RISK FACTORS

Various risks and uncertainties, some of which are difficult to predict and beyond the Company’s control, could negatively impact the Company.  As a financial institution, the Company is exposed to interest rate risk, liquidity risk, credit risk, operational risk, risks from economic or market conditions, and general business risks among others.  Adverse experience with these or other risks could have a material impact on the Company’s financial condition and results of operations, as well as the value of its common stock.  See the risk factors and “Supervision and Regulation” described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	900	$23.40	900	$4,599,000
February 1, 2013 - February 28, 2013	37,664	$23.60	37,664	$3,710,000
March 1, 2013 - March 31, 2013	10,291	$24.07	10,291	$3,462,000
Total	48,855	$23.69	48,855	$3,462,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  May 7, 2013

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.