Form 10-Q
period 2013-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2013-08-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or
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

As of August 7, 2013, 5,953,369 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks:
Non-interest bearing	$29,773	$38,110
Interest bearing	1,594	24,103
Federal funds sold	498	20,499
Cash and cash equivalents	31,865	82,712
Certificates of deposit investments	1,992	6,665
Investment securities:
Available-for-sale, at fair value	533,835	508,309
Loans held for sale	2,068	212
Loans	913,745	910,853
Less allowance for loan losses	(12,131)	(11,776)
Net loans	901,614	899,077
Interest receivable	5,986	6,775
Other real estate owned	1,003	1,187
Premises and equipment, net	29,094	29,670
Goodwill, net	25,753	25,753
Intangible assets, net	2,820	3,161
Other assets	19,085	14,511
Total assets	$1,555,115	$1,578,032
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$231,526	$263,838
Interest bearing	1,039,608	1,010,227
Total deposits	1,271,134	1,274,065
Securities sold under agreements to repurchase	94,694	113,484
Interest payable	271	341
FHLB borrowings	12,500	5,000
Junior subordinated debentures	20,620	20,620
Other liabilities	6,949	7,835
Total liabilities	1,406,168	1,421,345
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2013 and 2012	52,035	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,734,257 shares in 2013 and 7,682,535 shares in 2012	30,937	30,730
Additional paid-in capital	32,809	31,685
Retained earnings	82,723	78,986
Deferred compensation	2,824	2,953
Accumulated other comprehensive income (loss)	(6,549)	4,544
Less treasury stock at cost, 1,779,291 shares in 2013 and 1,711,646 shares in 2012	(45,832)	(44,246)
Total stockholders’ equity	148,947	156,687
Total liabilities and stockholders’ equity	$1,555,115	$1,578,032

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,390	$10,910	$20,825	$21,870
Interest on investment securities	2,798	3,003	5,539	5,955
Interest on certificates of deposit investments	5	16	13	34
Interest on federal funds sold	2	16	6	28
Interest on deposits with other financial institutions	11	13	25	19
Total interest income	13,206	13,958	26,408	27,906
Interest expense:
Interest on deposits	664	1,303	1,460	2,730
Interest on securities sold under agreements to repurchase	10	30	25	75
Interest on FHLB borrowings	59	65	116	178
Interest on other borrowings	1	162	1	326
Interest on subordinated debentures	131	140	261	286
Total interest expense	865	1,700	1,863	3,595
Net interest income	12,341	12,258	24,545	24,311
Provision for loan losses	252	416	732	1,031
Net interest income after provision for loan losses	12,089	11,842	23,813	23,280
Other income:
Trust revenues	806	752	1,699	1,612
Brokerage commissions	218	168	389	310
Insurance commissions	410	437	896	1,084
Service charges	1,215	1,188	2,355	2,289
Securities gains, net	482	439	835	823
Mortgage banking revenue, net	305	327	591	563
ATM / debit card revenue	947	812	1,830	1,691
Other	331	374	669	705
Total other income	4,714	4,497	9,264	9,077
Other expense:
Salaries and employee benefits	5,972	5,850	11,769	11,523
Net occupancy and equipment expense	2,102	2,004	4,145	4,014
Net other real estate owned expense	46	235	162	298
FDIC insurance	213	229	435	463
Amortization of intangible assets	171	179	341	424
Stationery and supplies	121	141	262	311
Legal and professional	614	497	1,162	1,108
Marketing and donations	264	322	507	551
Other	1,415	1,325	2,747	2,707
Total other expense	10,918	10,782	21,530	21,399
Income before income taxes	5,885	5,557	11,547	10,958
Income taxes	2,220	2,078	4,354	4,089
Net income	3,665	3,479	7,193	6,869
Dividends on preferred shares	1,105	1,105	2,209	2,044
Net income available to common stockholders	$2,560	$2,374	$4,984	$4,825
Per share data:
Basic net income per common share available to common stockholders	0.43	0.39	$0.84	$0.80
Diluted net income per common share available to common stockholders	0.43	0.39	$0.84	$0.80
Cash dividends declared per common share	0.21	0.21	$0.21	$0.21
See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$3,665	$3,479	$7,193	$6,869
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $6,061 and $(561) for three months ended June 30, 2013 and 2012, respectively and $6,761 and $(730) for six months ended June 30 2013 and 2012, respectively.	(9,488)	878	(10,584)	1,144
Less: reclassification adjustment for realized gains included in net income net of taxes of $188 and $171 for three months ended June 30, 2013 and 2012, respectively and $326 and $321 for six months ended June 30, 2013 and 2012, respectively.	(294)	(268)	(509)	(502)
Unrealized gains on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0 and $2 for three months ended June 30, 2013 and 2012, respectively and $0 for six months ended June 30, 2013 and 2012, respectively.	—	4	—	—
Other comprehensive income (loss), net of taxes	(9,782)	614	(11,093)	642
Comprehensive income (loss)	$(6,117)	$4,093	$(3,900)	$7,511

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Six months ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$7,193	$6,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	732	1,031
Depreciation, amortization and accretion, net	2,475	2,751
Stock-based compensation expense	168	111
Gains on investment securities, net	(835)	(823)
Losses on sales of other real property owned, net	59	156
Loss on write down of fixed assets	24	11
Gains on sale of loans held for sale, net	(571)	(527)
Decrease in accrued interest receivable	789	983
Decrease in accrued interest payable	(70)	(88)
Origination of loans held for sale	(41,351)	(37,885)
Proceeds from sale of loans held for sale	40,066	37,973
(Increase) decrease in other assets	2,589	(459)
Decrease in other liabilities	(975)	(986)
Net cash provided by operating activities	10,293	9,117
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	4,673	6,416
Purchases of certificates of deposit investments	—	(4,922)
Proceeds from sales of securities available-for-sale	29,112	27,622
Proceeds from maturities of securities available-for-sale	103,833	147,636
Purchases of securities available-for-sale	(176,694)	(205,549)
Net (increase) decrease in loans	(3,934)	13,892
Purchases of premises and equipment	(679)	(893)
Proceeds from sales of other real property owned	790	2,200
Net cash used in investing activities	(42,899)	(13,598)
Cash flows from financing activities:
Net increase (decrease) in deposits	(2,931)	63,066
Decrease in repurchase agreements	(18,790)	(14,350)
Proceeds from short-term FHLB advances	10,000	—
Repayment of short-term FHLB advances	(2,500)	—
Repayment of long-term FHLB advances		(10,000)
Repayment of other borrowings	—	(8,250)
Proceeds from issuance of common stock	529	545
Proceeds from issuance of preferred stock	—	8,250
Purchase of treasury stock	(1,593)	(911)
Dividends paid on preferred stock	(2,026)	(1,766)
Dividends paid on common stock	(930)	(1,894)
Net cash (used in) provided by financing activities	(18,241)	34,690
Increase (decrease) in cash and cash equivalents	(50,847)	30,209
Cash and cash equivalents at beginning of period	82,712	73,102
Cash and cash equivalents at end of period	$31,865	$103,311

First Mid-Illinois Bancshares, Inc.	Six months ended June 30,
	2013	2012
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,933	$3,683
Income taxes	5,407	6,378
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	665	545
Dividends reinvested in common stock	—	743
Net tax benefit related to option and deferred compensation plans	101	79

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended June 30, 2013 and 2012, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2013 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2013, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2013 or 2012. The Company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at June 30, 2013 was $16.27.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at June 30, 2013 was $11.48 and the NASDAQ Bank Index value at June 30, 2013 was 2,211.39.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
June 30, 2013
Net unrealized losses on securities available-for-sale	$(6,778)	$—	$(6,778)
Securities with other-than-temporary impairment losses	—	(3,955)	(3,955)
Tax benefit	2,642	1,542	4,184
Balance at June 30, 2013	$(4,136)	$(2,413)	$(6,549)

December 31, 2012
Net unrealized gains on securities available-for-sale	$11,836	$—	$11,836
Securities with other-than-temporary impairment losses	—	(4,389)	(4,389)
Tax benefit (expense)	(4,614)	1,711	(2,903)
Balance at December 31, 2012	$7,222	$(2,678)	$4,544

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the six months ended June 30, 2013 and 2012, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2013	2012
Unrealized gains on available-for-sale securities	$835	$823	Securities gains, net
			(Total reclassified amount before tax)
	(326)	(321)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$509	$502	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and six-month periods ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,665,000	$3,479,000	$7,193,000	$6,869,000
Preferred stock dividends	(1,105,000)	(1,105,000)	(2,209,000)	(2,044,000)
Net income available to common stockholders	$2,560,000	$2,374,000	$4,984,000	$4,825,000
Weighted average common shares outstanding	5,951,981	6,025,802	5,953,623	6,022,830
Basic earnings per common share	$0.43	$0.39	$0.84	$0.80
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,560,000	$2,374,000	$4,984,000	$4,825,000
Effect of assumed preferred stock conversion	—		—	—
Net income applicable to diluted earnings per share	$2,560,000	$2,374,000	$4,984,000	$4,825,000
Weighted average common shares outstanding	5,951,981	6,025,802	5,953,623	6,022,830
Dilutive potential common shares:
Assumed conversion of stock options	1,118	8,826	1,124	8,504
Restricted stock awarded	9,027	413	9,027	331
Assumed conversion of preferred stock	—	—	—	—
Dilutive potential common shares	10,145	9,239	10,151	8,835
Diluted weighted average common shares outstanding	5,962,126	6,035,041	5,963,774	6,031,665
Diluted earnings per common share	$0.43	$0.39	$0.84	$0.80

The following shares were not considered in computing diluted earnings per share for the three and six-month periods ended June 30, 2013 and 2012 because they were anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options to purchase shares of common stock	104,750	196,220	104,750	196,220
Average dilutive potential common shares associated with convertible preferred stock	2,494,801	2,092,411	2,494,801	2,087,943

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$213,347	$229	$(6,059)	$207,517
Obligations of states and political subdivisions	59,933	1,157	(1,697)	59,393
Mortgage-backed securities: GSE residential	260,463	3,129	(3,545)	260,047
Trust preferred securities	4,790	—	(3,955)	835
Other securities	6,035	26	(18)	6,043
Total available-for-sale	$544,568	$4,541	$(15,274)	$533,835

December 31, 2012
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$180,851	$1,321	$(3)	$182,169
Obligations of states and political subdivisions	53,064	3,163	(20)	56,207
Mortgage-backed securities: GSE residential	252,310	7,162	(12)	259,460
Trust preferred securities	4,974	—	(4,389)	585
Other securities	9,663	225	—	9,888
Total available-for-sale	$500,862	$11,871	$(4,424)	$508,309

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

Realized gains and losses resulting from sales of securities were as follows during the six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013	June 30, 2012
Gross gains	$835	$823
Gross losses	—	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at June 30, 2013 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$151,994	$55,523	$—	$—	$207,517
Obligations of state and political subdivisions	1,528	29,344	24,901	3,620	59,393
Mortgage-backed securities: GSE residential	2,457	167,575	90,015	—	260,047
Trust preferred securities	688	—	—	147	835
Other securities	2,008	—	3,982	53	6,043
Total investments	$158,675	$252,442	$118,898	$3,820	$533,835
Weighted average yield	1.68%	2.62%	2.40%	2.11%	2.28%
Full tax-equivalent yield	1.71%	2.94%	2.92%	3.11%	2.57%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at June 30, 2013.

Investment securities carried at approximately $250 million and $267 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of June 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$184,589	$(6,059)	$—	$—	$184,589	$(6,059)
Obligations of states and political subdivisions	27,264	(1,697)	—	—	27,264	(1,697)
Mortgage-backed securities: GSE residential	131,451	(3,545)	—	—	131,451	(3,545)
Trust preferred securities	—	—	835	(3,955)	835	(3,955)
Other securities	3,982	(18)	—	—	3,982	(18)
Total	$347,286	$(11,319)	$835	$(3,955)	$348,121	$(15,274)
December 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,997	$(3)	$—	$—	$10,997	$(3)
Obligations of states and political subdivisions	1,969	(20)	—	—	1,969	(20)
Mortgage-backed securities: GSE residential	697	(12)	—	—	697	(12)
Trust preferred securities	—	—	585	(4,389)	585	(4,389)
Other securities	—	—	—	—	—	—
Total	$13,663	$(35)	$585	$(4,389)	$14,248	$(4,424)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At June 30, 2013 and December 31, 2012, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At June 30, 2013 and December 31, 2012, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At June 30, 2013 and December 31, 2012, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At June 30, 2013, there were three trust preferred securities with a fair value of $835,000 and unrealized losses of $3,955,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were three trust preferred securities with a fair value of $585,000 and unrealized losses of $4,389,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2013 or 2012.   Because it is not more-likely-than-not that the Company will be required to sell these securities before recovery of their new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in these securities to be other-than-temporarily impaired at June 30, 2013. However, future downgrades or additional deferrals and defaults in these securities, in particular PreTSL XXVIII, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for each of the three currently impaired trust preferred securities (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL I	$400	$428	$28	$691
PreTSL II	738	260	(478)	2,187
PreTSL XXVIII	3,652	147	(3,505)	1,111
Total	$4,790	$835	$(3,955)	$3,989

Other securities. At June 30, 2013 and December 31, 2012, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of June 30, 2013 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

The Company routinely conducts periodic reviews to identify and evaluate each investment security to determine whether OTTI has occurred. Economic models are used to determine whether OTTI has occurred on these securities. While all securities are considered, the securities primarily impacted by OTTI testing are pooled trust preferred securities. For each pooled trust preferred security in the investment portfolio, an extensive, regular review is conducted to determine if any additional OTTI has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary.  The most significant inputs are prepayments, defaults and loss severity.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the six months ended June 30, 2013 and 2012 (in thousands).

Accumulated Credit Losses
	June 30, 2013	June 30, 2012
Credit losses on trust preferred securities held
Beginning of period	$3,989	$4,116
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	—	—
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$3,989	$4,116

Subsequently, on July 22, 2013, the Company sold two of its trust preferred securities (PreTSL I and PreTSL II). This sale resulted in recovery of all of the book value of these securities. The net proceeds exceeded the aggregate book value of these securities by approximately $1.4 million and this amount will be recorded as a security gain during the third quarter of 2013.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at June 30, 2013 and December 31, 2012 follows (in thousands):

	June 30, 2013	December 31, 2012
Construction and land development	$22,602	$31,341
Agricultural real estate	95,255	86,256
1-4 Family residential properties	186,104	186,205
Multifamily residential properties	44,207	44,863
Commercial real estate	335,628	317,321
Loans secured by real estate	683,796	665,986
Agricultural loans	51,864	60,948
Commercial and industrial loans	152,955	160,193
Consumer loans	15,814	16,264
All other loans	9,849	8,206
Gross loans	914,278	911,597
Less:
Net deferred loan fees, premiums and discounts	533	744
Allowance for loan losses	12,131	11,776
Net loans	$901,614	$899,077

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $2,068,000 and $212,000 at June 30, 2013 and December 31, 2012, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At June 30, 2013, the Company’s loan portfolio included $147.1 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $123.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $0.1 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming decreased $0.8 million from $124.4 million at December 31, 2012 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $45.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $96.5 million of loans to lessors of non-residential buildings and $56.5 million of loans to lessors of residential buildings and dwellings.

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

Adversely classified loans
A detailed analysis is also performed on each adversely classified (substandard or doubtful rated) borrower with an aggregate, outstanding balance of $100,000 or more. This analysis includes commercial, commercial real estate, agricultural, and agricultural real estate borrowers who are not currently identified as impaired but pose sufficient risk to warrant in-depth review. Estimated collateral shortfalls are then calculated with allocations for each loan segment based on the five-year historical average of collateral shortfalls adjusted for environmental factors including changes in economic conditions, changes in credit policies or underwriting standards, and changes in the level of credit risk associated with specific industries and markets. Because the economic and business climate in any given industry or market, and its impact on any given borrower, can change rapidly, the risk profile of the loan portfolio is periodically assessed and adjusted when appropriate. Consumer loans are evaluated for adverse classification based primarily on the Uniform Retail Credit Classification and Account Management Policy established by the federal banking regulators. Classification standards are generally based on delinquency status, collateral coverage, bankruptcy and the presence of fraud.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six-months ended June 30, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended June 30, 2013
Allowance for loan losses:
Balance, beginning of period	$9,341	$417	$719	$422	$1,085	$11,984
Provision charged to expense	40	(3)	92	(15)	138	252
Losses charged off	(98)	—	(19)	(51)	—	(168)
Recoveries	21	—	1	41	—	63
Balance, end of period	$9,304	$414	$793	$397	$1,223	$12,131
Ending balance:
Individually evaluated for impairment	$439	$—	$—	$—	$—	$439
Collectively evaluated for impairment	$8,865	$414	$793	$397	$1,223	$11,692
Three months ended June 30, 2012
Allowance for loan losses:
Balance, beginning of period	$8,810	$570	$710	$386	$817	$11,293
Provision charged to expense	453	76	68	27	(208)	416
Losses charged off	(295)	(12)	(44)	(47)		(398)
Recoveries	39	67	9	29		144
Balance, end of period	$9,007	$701	$743	$395	$609	$11,455
Ending balance:
Individually evaluated for impairment	$645	$89	$—	$—	$—	$734
Collectively evaluated for impairment	$8,362	$612	$743	$395	$609	$10,721
Six months ended June 30, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	284	(145)	144	14	435	732
Losses charged off	(367)	—	(86)	(97)	—	(550)
Recoveries	86	1	9	77	—	173
Balance, end of period	$9,304	$414	$793	$397	$1,223	$12,131
Ending balance:
Individually evaluated for impairment	$439	$—	$—	$—	$—	$439
Collectively evaluated for impairment	$8,865	$414	$793	$397	$1,223	$11,692
Loans:
Ending balance	$564,526	$147,218	$188,255	$15,814	$—	$915,813
Ending balance:
Individually evaluated for impairment	$5,232	$312	$—	$—	$—	$5,544
Collectively evaluated for impairment	$559,294	$146,906	$188,255	$15,814	$—	$910,269

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	748	100	291	52	(160)	1,031
Losses charged off	(598)	(12)	(205)	(95)	—	(910)
Recoveries	66	67	21	60	—	214
Balance, end of period	$9,007	$701	$743	$395	$609	$11,455
Ending balance:
Individually evaluated for impairment	$645	$89	$—	$—	$—	$734
Collectively evaluated for impairment	$8,362	$612	$743	$395	$609	$10,721
Loans:
Ending balance	$517,406	$132,611	$179,577	$15,600	$731	$845,925
Ending balance:
Individually evaluated for impairment	$4,487	$947	$—	$—	$—	$5,434
Collectively evaluated for impairment	$512,919	$131,664	$179,577	$15,600	$731	$840,491
Year ended December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of year	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$18,737	$27,217	$93,283	$82,516	$185,885	$183,880	$44,207	$44,863
Watch	2,099	2,135	1,225	2,662	275	424	—	—
Substandard	1,766	1,989	769	1,093	2,095	2,194	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$22,602	$31,341	$95,277	$86,271	$188,255	$186,498	$44,207	$44,863

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$308,675	$287,794	$51,111	$56,899	$141,874	$157,461	$15,774	$16,236
Watch	22,636	24,213	—	958	10,073	1,588	—	14
Substandard	3,493	4,315	830	3,157	1,128	1,250	40	14
Doubtful	—	—	—	—	—	—	—	—
Total	$334,804	$316,322	$51,941	$61,014	$153,075	$160,299	$15,814	$16,264

	All Other Loans		Total Loans
	2013	2012	2013	2012
Pass	$9,838	$8,193	$869,384	$865,059
Watch	—	—	36,308	31,994
Substandard	—	—	10,121	14,012
Doubtful	—	—	—	—
Total	$9,838	$8,193	$915,813	$911,065

The following table presents the Company’s loan portfolio aging analysis at June 30, 2013 and December 31, 2012 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
June 30, 2013
Construction and land development	$—	$—	$13	$13	$22,589	$22,602	$—
Agricultural real estate	153	—	103	256	95,021	95,277	—
1-4 Family residential properties	523	310	478	1,311	186,944	188,255	—
Multifamily residential properties	—	—	—	—	44,207	44,207	—
Commercial real estate	195	388	215	798	334,006	334,804	—
Loans secured by real estate	871	698	809	2,378	682,767	685,145	—
Agricultural loans	50	—	209	259	51,682	51,941	—
Commercial and industrial loans	83	254	163	500	152,575	153,075	—
Consumer loans	81	36	24	141	15,673	15,814	—
All other loans	—	—	—	—	9,838	9,838	—
Total loans	$1,085	$988	$1,205	$3,278	$912,535	$915,813	$—
December 31, 2012
Construction and land development	$—	$53	$—	$53	$31,288	$31,341	$—
Agricultural real estate	592	—	293	885	85,386	86,271	—
1-4 Family residential properties	1,351	40	944	2,335	184,163	186,498	—
Multifamily residential properties	—	—	—	—	44,863	44,863	—
Commercial real estate	262	911	255	1,428	314,894	316,322	—
Loans secured by real estate	2,205	1,004	1,492	4,701	660,594	665,295	—
Agricultural loans	—	—	620	620	60,394	61,014	—
Commercial and industrial loans	413	275	53	741	159,558	160,299	—
Consumer loans	119	24	39	182	16,082	16,264	—
All other loans	—	—	—	—	8,193	8,193	—
Total loans	$2,737	$1,303	$2,204	$6,244	$904,821	$911,065	$—

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

The following tables present impaired loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,408	$2,109	$181	$1,114	$1,529	$295
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	—	—	—	636	723	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	819	819	89	—	—	—
Loans secured by real estate	2,227	2,928	270	1,750	2,252	457
Agricultural loans	—	—	—	310	310	54
Commercial and industrial loans	812	812	167	—	—	—
Consumer loans	12	12	2	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$3,051	$3,752	$439	$2,060	$2,562	$511
Loans without a specific allowance:
Construction and land development	$13	$21	$—	$408	$694	$—
Agricultural real estate	216	226	—	418	429	—
1-4 Family residential properties	1,191	1,796	—	1,269	1,792	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,515	1,575	—	2,063	2,253	—
Loans secured by real estate	2,935	3,618	—	4,158	5,168	—
Agricultural loans	209	209	—	620	1,568	—
Commercial and industrial loans	597	898	—	704	—	—
Consumer loans	44	83	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$3,785	$4,808	$—	$5,533	$6,794	$—
Total loans:
Construction and land development	$1,421	$2,130	$181	$1,522	$2,223	$295
Agricultural real estate	216	226	—	418	429	—
1-4 Family residential properties	1,191	1,796	—	1,905	2,515	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,334	2,394	89	2,063	2,253	—
Loans secured by real estate	5,162	6,546	270	5,908	7,420	457
Agricultural loans	209	209	—	930	1,878	54
Commercial and industrial loans	1,409	1,710	167	704	—	—
Consumer loans	56	95	2	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$6,836	$8,560	$439	$7,593	$9,356	$511

The following tables present average recorded investment and interest income recognized on impaired loans for the three and six-month periods ended June 30, 2013 and 2012 (in thousands):

	For the three months ended
	June 30, 2013		June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,425	$—	$1,014	$—
Agricultural real estate	216	—	206	—
1-4 Family residential properties	1,283	1	1,621	—
Multifamily residential properties	—	—		—
Commercial real estate	2,353	—	2,437	7
Loans secured by real estate	5,277	1	5,278	7
Agricultural loans	229	—	864	—
Commercial and industrial loans	1,430	—	780	3
Consumer loans	57	1	15	—
All other loans	—	—	—	—
Total loans	$6,993	$2	$6,937	$10

	For the six months ended
	June 30, 2013		June 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,445	$—	$1,014	$—
Agricultural real estate	217	—	206	—
1-4 Family residential properties	1,414	2	1,632	—
Multifamily residential properties	—	—	—	—
Commercial real estate	2,389	—	2,349	14
Loans secured by real estate	5,465	2	5,201	14
Agricultural loans	253	—	883	—
Commercial and industrial loans	1,482	—	834	7
Consumer loans	59	1	17	—
All other loans	—	—	—	—
Total loans	$7,259	$3	$6,935	$21

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $103,000 of 1-4 Family residential properties and $22,000 of consumer loans at June 30, 2013 and $7,000 of 1-4 family residential properties, $389,000 of commercial real estate and $304,000 of commercial and industrial at June 30, 2012. For the six months ended June 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as June 30, 2013 and December 31, 2012 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	June 30, 2013	December 31, 2012
Construction and land development	$1,421	$1,522
Agricultural real estate	216	418
1-4 Family residential properties	1,088	1,899
Multifamily residential properties	—	—
Commercial real estate	2,334	2,063
Loans secured by real estate	5,059	5,902
Agricultural loans	209	930
Commercial and industrial loans	1,409	704
Consumer loans	34	37
All other loans	—	—
Total loans	$6,711	$7,573

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $72,000 and $130,000 for the six months ended June 30, 2013 and 2012, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at June 30, 2013 and December 31, 2012 was $3,285,000 and $3,339,000, respectively.  Approximately $352,000 and $295,000 in specific reserves have been established with respect to these loans as of June 30, 2013 and December 31, 2012, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at June 30, 2013 and December 31, 2012 (in thousands).

Troubled debt restructurings:	June 30, 2013	December 31, 2012
Construction and land development	$1,409	$1,522
1-4 Family residential properties	511	445
Commercial real estate	898	950
Loans secured by real estate	2,818	2,917
Commercial and industrial loans	446	408
Consumer loans	21	14
Total	$3,285	$3,339
Performing troubled debt restructurings:
1-4 Family residential properties	$103	$6
Commercial real estate	—	—
Loans secured by real estate	103	6
Commercial and industrial loans	—	—
Consumer loans	22	14
Total	$125	$20

The following table presents loans modified as TDRs during the six months ended June 30, 2013 and 2012, as a result of various modified loan factors (in thousands):

	June 30, 2013			June 30, 2012
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	—	$—		3	$1,014	(a)
1-4 Family residential properties	3	98	(a)(b)(c)	2	94	(b)
Commercial real estate	—	—		5	296	(b)
Loans secured by real estate	3	98		10	1,404
Commercial and industrial loans	1	56	(a)(b)	1	16	(a)(b)
Consumer Loans	1	8	(c)	—	—
Total	5	$162		11	$1,420

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the six months ended June 30, 2013 or the year ended December 31, 2012.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase had a decrease of $18.8 million during the first six months of 2013 primarily due to the seasonal declines in balances of various customers.

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

Available-for-Sale Securities. The fair value of available-for-sale securities is determined by various valuation methodologies.  Where quoted market prices are available in an active market, securities are classified within Level 1. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independent sources of market parameters, including but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows.  Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include subordinated tranches of collateralized mortgage obligations and investments in trust preferred securities.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at June 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2013,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$207,517	$—	$207,517	$—
Obligations of states and political subdivisions	59,393	—	59,393	—
Mortgage-backed securities	260,047	—	260,047	—
Trust preferred securities	835	—	—	835
Other securities	6,043	53	5,990	—
Total available-for-sale securities	$533,835	$53	$532,947	$835
December 31, 2012
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,169	$—	$182,169	$—
Obligations of states and political subdivisions	56,207	—	56,207	—
Mortgage-backed securities	259,460	—	259,460	—
Trust preferred securities	585	—	—	585
Other securities	9,888	60	9,828	—
Total available-for-sale securities	$508,309	$60	$507,664	$585

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Available-for-Sale Securities
June 30, 2013	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$—	$585	$585
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	434	434
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(184)	(184)
Ending balance	$—	$835	$835
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

	Available-for-Sale Securities
June 30, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	182	182
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(253)	(253)
Ending balance	$—	$648	$648
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of June 30, 2013 was $2,479,000 and a fair value of $2,040,000 resulting in specific loss exposures of $439,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of June 30, 2013 was $1,003,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $297,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Impaired loans (collateral dependent)	$2,040	$—	$—	$2,040
Foreclosed assets held for sale	297	—	—	297
December 31, 2012
Impaired loans (collateral dependent)	$2,681	$—	$—	$2,681
Foreclosed assets held for sale	70	—	—	70

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

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$835	Discounted cash flow	Discount rate	8.7%	-	18.5%	(16.8%	)
			Constant prepayment rate (1)	1.34%
			Cumulative projected prepayments	22.9%	-	53.8%	(28.1%	)
			Probability of default	0.4%	-	7.3%	(1.5%	)
			Projected cures given deferral	0%	-	11.5%	(10.5%	)
			Loss severity	95.0%	-	100.0%	(95.9%	)
Impaired loans (collateral dependent)	$2,040	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$297	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial Assets
Cash and due from banks	$31,367	$31,367	$31,367	$—	$—
Federal funds sold	498	498	498	—	—
Certificates of deposit investments	1,992	1,992	1,992	—	—
Available-for-sale securities	533,835	533,835	53	532,947	835
Loans held for sale	2,068	2,068	—	2,068	—
Loans net of allowance for loan losses	901,614	914,278	—	—	914,278
Interest receivable	5,986	5,986	—	5,986	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,271,134	$1,266,715	$—	$1,071,703	$195,012
Securities sold under agreements to repurchase	94,694	94,699	—	94,699	—
Interest payable	271	271	—	271	—
Federal Home Loan Bank borrowings	12,500	13,071	—	13,071	—
Junior subordinated debentures	20,620	12,078	—	12,078	—

December 31, 2012
Financial Assets
Cash and due from banks	$62,213	$62,213	$62,213	$—	$—
Federal funds sold	20,499	20,499	20,499	—	—
Certificates of deposit investments	6,665	6,669	6,669	—	—
Available-for-sale securities	508,309	508,309	60	507,664	585
Loans held for sale	212	212	—	212	—
Loans net of allowance for loan losses	899,077	908,281	—	—	908,281
Interest receivable	6,775	6,775	—	6,775	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,274,065	$1,275,127	$—	$1,066,788	$208,339
Securities sold under agreements to repurchase	113,484	113,490	—	113,490	—
Interest payable	341	341	—	341	—
Federal Home Loan Bank borrowings	5,000	5,719	—	5,719	—
Junior subordinated debentures	20,620	11,386	—	11,386	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and six-month periods ended June 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

Net income was $7,193,000 and $6,869,000 for the six months ended June 30, 2013 and 2012, respectively. Diluted net income per common share available to common stockholders was $0.84 and $0.80 for the six months ended June 30, 2013 and 2012. The following table shows the Company’s annualized performance ratios for the six months ended June 30, 2013 and 2012, compared to the performance ratios for the year ended December 31, 2012:

	Six months ended		Year ended
	June 30, 2013	June 30, 2012	December 31, 2012
Return on average assets	0.91%	0.90%	0.91%
Return on average common equity	9.45%	9.46%	9.53%
Average equity to average assets	10.02%	9.44%	9.76%

Total assets were $1.56 billion at June 30, 2013, compared to $1.58 billion as of December 31, 2012. From December 31, 2012 to June 30, 2013, cash and interest bearing deposits declined $50.8 million and net loan balances increased $2.5 million, and investment securities increased $25.5 million.

Net loan balances were $902 million at June 30, 2013, an increase of $2.5 million, from $899 million at December 31, 2012.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.34% for the six months ended June 30, 2013, down from 3.43% for the same period in 2012. This decrease was primarily due to a greater decline in rates on earnings assets compared to the decline in rates on interest-bearing liabilities. Net interest income before the provision for loan losses was $24.5 million compared to net interest income of $24.3 million for the same period in 2012.

Total non-interest income of $9.3 million increased 2.1% from $9.1 million for the same period last year. Mortgage banking income increased from $563,000 for the second quarter of 2012 to $591,000 for the second quarter of this year as there continued to be greater refinance activity and an increase in new purchase activity. Revenues from trust and brokerage also increased from the second quarter of last year while insurance revenues declined due to lower contingency income received from carriers based upon claims experience.

Another contributing factor to performance for the second quarter of 2013 was keeping total operating expenses at approximately the same level as the second quarter of 2012. Despite increased regulatory operating costs, total non-interest expense for second quarter was $21.5 million for 2013, a .6% increase from $21.4 million for the same quarter of last year.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2013 versus 2012
	Three months ended June 30,	Six months ended June 30,
Net interest income	$83	$234
Provision for loan losses	164	299
Other income, including securities transactions	217	187
Other expenses	(136)	(131)
Income taxes	(142)	(265)
Increase in net income	$186	$324

Credit quality is an area of importance to the Company. Total nonperforming loans were $6.8 million at June 30, 2013, compared to $6.9 million at June 30, 2012 and $7.6 million at December 31, 2012. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $1 million at June 30, 2013 compared to $2.8 million on June 30, 2012 and $1.2 million on December 31, 2012. The Company’s provision for loan losses for the six months ended June 30, 2013 and 2012 was $732,000 and $1,031,000, respectively.  Total loans past due 30 days or more declined to .36% of loans June 30, 2013 compared to .69% of loans at December 31, 2012 and .64% at June 30, 2012.  At June 30, 2013, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 74.7% of the loan portfolio as of June 30, 2013 and 73% as of December 31, 2012. During the six months ended June 30, 2013, annualized net charge-offs were .08% of average loans compared to .17% for the same period in 2012.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2013 and 2012 and December 31, 2012 was 15.03%, 14.88% and 14.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at June 30, 2013 and 2012 and December 31, 2012 was 16.21%, 16.04% and 15.65%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at June 30, 2013 and 2012 were $253 million and $306.4 million, respectively.  The decrease in 2013 was primarily the result of several larger commercial and commercial real estate lines of credit that were unfunded at June 30, 2013.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $389,000 and $206,000 for this assessment during the first six months of 2013 and 2012, respectively.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $46,000 and $23,000 during the first six months of 2013 and 2012, respectively, for this assessment.

On September 29, 2009, the FDIC board proposed a Deposit Insurance Fund ("DIF") restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan—which applied to all banks except those with liquidity problems—banks were assessed through 2010 according to the risk-based premium schedule adopted in 2009. Beginning January 1, 2011, the base rate increases by 3 basis points. The Company recorded a prepaid expense asset of $4,855,000 as of December 31, 2009 as a result of this plan. This asset was being amortized to non-interest expense over the three year period. In June 2013, as required by the DIF plan, the FDIC returned approximately $1,204,000, the remainder of the prepaid assessment, to the Company.

Basel III. In September 2010, the Basel Committee on Banking Supervision proposed higher global minimum capital standards, including a minimum Tier 1 common capital ratio and additional capital and liquidity requirements. On July 2, 2013, the Federal Reserve Board approved a final rule to implement these reforms and changes required by the Dodd-Frank Act. This final rule was subsequently adopted by the OCC and the FDIC.

As included in the proposed rule of June 2012, the final rule includes new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and First Mid Bank beginning in 2015 are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

The final rule also makes three changes to the proposed rule of June 2012 that impact the Company. First, the proposed rule would have required banking organizations to include accumulated other comprehensive income (“AOCI”) in common equity tier 1 capital. AOCI includes accumulated unrealized gains and losses on certain assets and liabilities that have not been included in net income. Under existing general risk-based capital rules, most components of AOCI are not included in a banking organization's regulatory capital calculations. The final rule allows community banking organizations to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.

Second, the proposed rule would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposure into two categories in order to determine the applicable risk weight. The final rule, however, retains the existing treatment for residential mortgage exposures under the general risk-based capital rules.

Third, the proposed rule would have required banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, such as the Company, to phase out over ten years any trust preferred securities and cumulative perpetual preferred securities from its Tier 1 capital regulatory capital. The final rule, however, permanently grandfathers into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010, such as the Company's trust preferred securities and Series B Preferred Stock.

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

At the end of each quarter, the Company assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Transfers into or out of hierarchy levels are based upon the fair value at the beginning of the reporting period. A more detailed description of the fair values measured at each level of the fair value hierarchy can be found in Note 6 – Fair Value of Assets and Liabilities.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended June 30, 2013 and 2012 in the following table (dollars in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$14,608	$11	0.30%	$17,889	$13	0.29%
Federal funds sold	5,938	2	0.14%	68,201	16	0.09%
Certificates of deposit investments	3,456	5	0.58%	11,932	16	0.54%
Investment securities
Taxable	483,528	2,305	1.91%	446,735	2,594	2.32%
Tax-exempt (1)	59,870	493	3.29%	45,755	409	3.58%
Loans (2)(3)(4)	907,562	10,390	4.59%	840,256	10,910	5.21%
Total earning assets	1,474,962	13,206	3.59%	1,430,768	13,958	3.91%
Cash and due from banks	30,853			36,297
Premises and equipment	29,185			30,353
Other assets	44,696			52,341
Allowance for loan losses	(12,129)			(11,487)
Total assets	$1,567,567			$1,538,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$544,777	$198	0.15%	$505,654	$392	0.31%
Savings deposits	300,263	92	0.12%	276,808	331	0.48%
Time deposits	202,348	374	0.74%	235,892	580	0.99%
Securities sold under agreements to repurchase	86,871	10	0.05%	117,031	30	0.10%
FHLB advances	6,346	59	3.73%	9,761	65	2.67%
Fed Funds Purchased	478	1	0.61%	44	—	0.51%
Junior subordinated debt	20,620	131	2.55%	20,620	140	2.72%
Other debt	—	—	—%	7,978	162	8.00%
Total interest-bearing liabilities	1,161,703	865	0.30%	1,173,788	1,700	0.58%
Non interest-bearing demand deposits	240,388			212,214
Other liabilities	7,728			7,032
Stockholders' equity	157,748			145,238
Total liabilities & equity	$1,567,567			$1,538,272
Net interest income		$12,341			$12,258
Net interest spread			3.29%			3.33%
Impact of non-interest bearing funds			0.06%			0.10%
Net yield on interest- earning assets			3.35%			3.43%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the six months ended June 30, 2013 and 2012 in the following table (dollars in thousands):

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$19,489	$25	0.26%	$14,996	$19	0.25%
Federal funds sold	13,454	6	0.09%	64,870	28	0.09%
Certificates of deposit investments	4,896	13	0.54%	12,509	34	0.54%
Investment securities
Taxable	478,239	4,568	1.91%	440,815	5,161	2.34%
Tax-exempt (1)	58,560	971	3.32%	44,076	794	3.60%
Loans (2)(3)(4)	904,462	20,825	4.64%	841,294	21,870	5.21%
Total earning assets	1,479,100	26,408	3.60%	1,418,560	27,906	3.95%
Cash and due from banks	32,196			36,242
Premises and equipment	29,320			30,470
Other assets	44,126			52,831
Allowance for loan losses	(12,093)			(11,411)
Total assets	$1,572,649			$1,526,692
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$540,574	$417	0.16%	$503,984	$874	0.35%
Savings deposits	300,333	269	0.18%	276,808	661	0.48%
Time deposits	204,448	774	0.76%	231,064	1,195	1.04%
Securities sold under agreements to repurchase	88,921	25	0.06%	113,004	75	0.13%
FHLB advances	5,677	116	4.13%	11,706	178	3.05%
Fed Funds Purchased	240	1	0.61%	22	—	0.51%
Junior subordinated debt	20,620	261	2.55%	20,620	286	2.78%
Other debt	—	—	—%	8,114	326	8.00%
Total interest-bearing liabilities	1,160,813	1,863	0.32%	1,165,322	3,595	0.62%
Non interest-bearing demand deposits	246,099			209,770
Other liabilities	8,207			7,436
Stockholders' equity	157,530			144,164
Total liabilities & equity	$1,572,649			$1,526,692
Net interest income		$24,545			$24,311
Net interest spread			3.28%			3.33%
Impact of non-interest bearing funds			0.06%			0.10%
Net yield on interest- earning assets			3.34%			3.43%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and six-months ended June 30, 2013, compared to the same periods in 2012 (in thousands):

	Three months ended June 30, 2013 compared to 2012 Increase / (Decrease)			Six months ended June 30, 2013 compared to 2012 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(2)	$(5)	$3	$6	$6	$—
Federal funds sold	(14)	(51)	37	(22)	(22)	—
Certificates of deposit investments	(11)	(19)	8	(21)	(21)	—
Investment securities:
Taxable	(289)	1,073	(1,362)	(593)	1,011	(1,604)
Tax-exempt (2)	84	118	(34)	177	244	(67)
Loans (3)	(520)	3,983	(4,503)	(1,045)	3,478	(4,523)
Total interest income	(752)	5,099	(5,851)	(1,498)	4,696	(6,194)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(194)	185	(379)	(457)	172	(629)
Savings deposits	(239)	179	(418)	(392)	152	(544)
Time deposits	(206)	(74)	(132)	(421)	(126)	(295)
Securities sold under agreements to repurchase	(20)	(7)	(13)	(50)	(14)	(36)
FHLB advances	(6)	(99)	93	(62)	(172)	110
Junior subordinated debt	(9)	—	(9)	(25)	—	(25)
Other debt	(162)	162	(324)	(326)	(326)	—
Total interest expense	(835)	346	(1,182)	(1,732)	(314)	(1,418)
Net interest income	$83	$4,753	$(4,669)	$234	$5,010	$(4,776)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $234,000, or 1.0%, to $24.5 million for the six months ended June 30, 2013, from $24.3 million for the same period in 2012. Net interest income remained approximately the same due to an increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the increase in demand and savings balances offset by decline in rates of interest-bearing liabilities during the same period.

For the six months ended June 30, 2013, average earning assets increased by $60.5 million, or 4.3%, and average interest-bearing liabilities decreased $4.5 million or .4%, compared with average balances for the same period in 2012. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $4.5 million or 30.0%.

•	Average federal funds sold decreased $51.4 million or 79.2%.

•	Average certificates of deposit investments decreased by $7.6 million or 60.8%.

•	Average loans increased by $63.2 million or 7.5%.

•	Average securities increased by $51.9 million or 10.7%.

•	Average deposits increased by $33.5 million or 3.3%.

•	Average securities sold under agreements to repurchase decreased by $24.1 million or 21.3%.

•	Average borrowings and other debt decreased by $13.9 million or 34.4%.

•	Net interest margin decreased to 3.34% for the first six months of 2013 from 3.43% for the first six months of 2012.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.42% and 3.50% for the first six months of 2013 and 2012, respectively. The TE adjustments to net interest income for the six months ended June 30, 2013 and 2012 were $620,000 and $409,000, respectively.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2013 and 2012 was $732,000 and $1,031,000, respectively.  Nonperforming loans were $6.8 million and $6.9 million as of June 30, 2013 and 2012, respectively.  Net charge-offs were $377,000 for the six months ended June 30, 2013 compared to $696,000 during the same period in 2012.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and six-months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	$ Change	2013	2012	$ Change
Trust revenues	$806	$752	$54	$1,699	$1,612	$87
Brokerage commissions	218	168	50	389	310	79
Insurance commissions	410	437	(27)	896	1,084	(188)
Service charges	1,215	1,188	27	2,355	2,289	66
Security gains, net	482	439	43	835	823	12
Mortgage banking revenue, net	305	327	(22)	591	563	28
ATM / debit card revenue	947	812	135	1,830	1,691	139
Other	331	374	(43)	669	705	(36)
Total other income	$4,714	$4,497	$217	$9,264	$9,077	$187

Following are explanations of the changes in these other income categories for the three months ended June 30, 2013 compared to the same period in 2012:

•
Trust revenues increased $54,000 or 7.2% to $806,000 from $752,000 due primarily to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $673.8 million at June 30, 2013 compared to $566.5 million at June 30, 2012.

•	Revenues from brokerage increased $50,000 or 29.8% to $218,000 from $168,000 due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $27,000 or 6.2% to $410,000 from $437,000 due to lower contingency income received from carriers based upon claims experience during 2013 compared to the same period in 2012.

•	Fees from service charges increased $27,000 or 2.3% to $1,215,000 from $1,188,000 due to an increase in commercial transaction account fees.

•	The sale of securities during the three months ended June 30, 2013 resulted in net securities gains of $482,000 compared to $439,000 during the three months ended June 30, 2012.

•	Mortgage banking income decreased $22,000 or 6.7% to $305,000 from $327,000. Loans sold balances were as follows:

•	$7.5 million (representing 60 loans) for the second quarter of 2013.

•	$19.2 million (representing 165 loans) for the second quarter of 2012.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $135,000 or 16.6% to $947,000 from $812,000 due to an increase in electronic transactions.

•	Other income decreased $43,000 or 11.5% to $331,000 from $374,000.

Following are explanations of the changes in these other income categories for the six months ended June 30, 2013 compared to the same period in 2012:

•
Trust revenues increased $87,000 or 5.4% to $1.69 million from $1.61 primarily due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $673.8 million at June 30, 2013 compared to $566.5 million at June 30, 2012.

•	Revenues from brokerage increased $79,000 or 25.5% to $389,000 from $310,000 due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $188,000 or 17.3% to $896,000 from $1,084,000 primarily due to lower contingency income received from carriers based upon claims experience during 2013 compared to the same period in 2012.

•	Fees from service charges increased $66,000 or 2.9% to $2,355,000 from $2,289,000 primarily due to an increase in commercial transaction account fees.

•	The sale of securities during the six months ended June 30, 2013 resulted in net securities gains of $835,000 compared to $823,000 during the six months ended June 30, 2012.

•	Mortgage banking income increased $28,000 or 5% to $591,000 from $563,000. Loans sold balances were as follows:

▪	$39.5 million (representing 328 loans) for the six months ended of June 30, 2013.

▪	$37.4 million (representing 319 loans) for the six months ended of June 30, 2012.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $139,000 or 8.2% to $1,830,000 from $1,691,000 due to an increase in the number of electronic transactions.

•	Other income decreased $36,000 or 5.1% to $669,000 from $705,000.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and six-months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30			Six months ended June 30,
	2013	2012	$ Change	2013	2012	$ Change
Salaries and employee benefits	$5,972	$5,850	$122	$11,769	$11,523	$246
Net occupancy and equipment expense	2,102	2,004	98	4,145	4,014	131
Net other real estate owned expense	46	235	(189)	162	298	(136)
FDIC insurance	213	229	(16)	435	463	(28)
Amortization of intangible assets	171	179	(8)	341	424	(83)
Stationery and supplies	121	141	(20)	262	311	(49)
Legal and professional	614	497	117	1,162	1,108	54
Marketing and donations	264	322	(58)	507	551	(44)
Other operating expenses	1,415	1,325	90	2,747	2,707	40
Total other expense	$10,918	$10,782	$136	$21,530	$21,399	$131

Following are explanations for the changes in these other expense categories for the three months ended June 30, 2013 compared to the same period in 2012:

•
Salaries and employee benefits, the largest component of other expense, increased $122,000 or 2.1% to $5,972,000 from $5,850,000. This increase was primarily due to merit increases for continuing employees during the first quarter of 2013. There were 406 full-time equivalent employees at June 30, 2013 compared to 402 at June 30, 2012.

•	Occupancy and equipment expense increased $98,000 or 4.9% to $2,102,000 from $2,004,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense decreased $189,000 or 80.4% to $46,000 from $235,000. The decrease in 2013 was primarily due to less write downs of properties to appraised value during 2013 compared to 2012.

•	FDIC insurance expense decreased $16,000 or 7% to $213,000 from $229,000 due to lower rates in the current year.

•
Expense for amortization of intangible assets decreased $8,000 or 4.5% to $171,000 from $179,000 for the three months ended June 30, 2013 and 2012. The decrease in intangible amortization expense in 2013 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles in 2013 compared to 2012.

•	Other operating expenses increased $90,000 or 6.8% to $1,415,000 in 2013 from $1,325,000 in 2012 primarily due to increases in various expenses.

•
On a net basis, all other categories of operating expenses increased $39,000 or 4.1% to $999,000 in 2013 from $960,000 in 2012. The increase was primarily due to an increase in legal and professional expenses offset by a decrease in marketing and donations and stationery and supplies.

Following are explanations for the changes in certain of these other expense categories for the six months ended June 30, 2013 compared to the same period in 2012:

•
Salaries and employee benefits, the largest component of other expense, increased $246,000 or 2.1% to $11,769,000 from $11,523,000.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2013. There were 406 and 402 full-time equivalent employees at June 30, 2013 and 2012, respectively.

•	Occupancy and equipment expense increased $131,000 or 3.3% to $4,145,000 from $4,014,000. This increase was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense decreased $136,000 or 45.6% to $162,000 from $298,000. The decrease in 2013 was primarily due to less write downs of properties to appraised value during 2013 compared to 2012.

•	FDIC insurance expense decreased $28,000 or 6% to $435,000 from $463,000 due to lower assessment rates during 2013 compared to 2012.

•
Expense for amortization of intangible assets decreased $83,000 or 19.6% to $341,000 from $424,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease in intangible amortization expense in 2013 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles in 2013 compared to 2012.

•	Other operating expenses increased $40,000 or 1.5% to $2,747,000 in 2013 from $2,707,000 in 2012 due to increases in various expenses.

•
On a net basis, all other categories of operating expenses decreased $39,000 or 2% to $1,931,000 in 2013 from $1,970,000 in 2012.  The decrease was primarily due to a decrease in stationery and supplies and marketing and promotion offset by offset by an increase in legal and professional fees.

Income Taxes

Total income tax expense amounted to $4,354,000 (37.7% effective tax rate) for the six months ended June 30, 2013, compared to $4,089,000 (37.3% effective tax rate) for the same period in 2012.

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

The following table sets forth the amortized cost of the available-for-sale securities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213,347	1.58%	$180,851	1.75%
Obligations of states and political subdivisions	59,933	3.41%	53,064	3.62%
Mortgage-backed securities: GSE residential	260,463	2.61%	252,310	2.81%
Trust preferred securities	4,790	3.18%	4,974	3.50%
Other securities	6,035	1.20%	9,663	1.92%
Total securities	$544,568	2.28%	$500,862	2.53%

At June 30, 2013, the Company’s investment portfolio increased by $43.7 million from December 31, 2012 due to the purchase of various securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of June 30, 2013 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at June 30, 2013 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$213,347	$207,517	$1,969	$205,548	$—	$—	$—	$—
Obligations of state and political subdivisions	59,933	59,393	3,891	36,837	16,035	1,098	—	1,532
Mortgage-backed securities (2)	260,463	260,047	—	—	—	—	—	260,047
Trust preferred securities	4,790	835	—	—	—	—	835	—
Other securities	6,035	6,043	—	—	5,989	—	—	54
Total investments	$544,568	$533,835	$5,860	$242,385	$22,024	$1,098	$835	$261,633

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

The trust preferred securities are three trust preferred pooled securities issued by FTN Financial Securities Corp. (“FTN”). Subsequently, on July 22, 2013, the Company sold two of its trust preferred securities (PreTSL I and PreTSL II). This sale resulted in recovery of all of the book value of these securities. The net proceeds exceeded the aggregate book value of these securities by approximately $1.4 million and this amount will be recorded as a security gain during the third quarter of 2013.

The following table contains information regarding these securities as of June 30, 2013:

Deal name	PreTSL I	PreTSL II	PreTSL XXVIII
Class	Mezzanine	Mezzanine	Mezzanine C-1
Book value	$399,835	$737,701	$3,652,127
Fair value	$428,204	$260,053	$146,560
Unrealized gains/(losses)	$28,369	$(477,649)	$(3,505,567)
Other-than-temporary impairment recorded in earnings	$691,000	$2,186,531	$1,111,303
Lowest credit rating assigned	Ca	Ca	C
Number of performing banks	9	10	27
Number of issuers in default	4	4	9
Number of issuers in deferral	—	5	8
Original collateral	$303,112,000	$334,170,000	$360,850,000
Actual defaults & deferrals as a % of original collateral	19.5%	26.0%	25.2%
Remaining collateral	$136,500,000	$169,200,000	$346,116,000
Actual defaults & deferrals as a % of remaining collateral	43.2%	51.4%	26.7%
Expected defaults & deferrals as a % of remaining collateral	45.9%	49.3%	31.8%
Performing collateral	$77,500,000	$82,200,000	$255,116,000
Current balance of class	$88,184,211	$125,662,865	$37,335,677
Subordination	$88,272,374	$174,678,307	$283,538,227
Excess subordination	$(10,772,374)	$(92,478,307)	$(28,422,227)
Excess subordination as a % of remaining performing collateral	(13.9)%	(112.5)%	(11.1)%
Discount rate (1)	9.74%	9.68%	1.58%-5.74%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36	2% / .36	2% / .36
Recovery assumption (3)	10%	10%	10%
Prepayment assumption (4)	1%	1%	1%

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

At June 30, 2013 and 2012 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred securities investments as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

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

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at June 30, 2013 and December 31, 2012.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	% Outstanding Loans	December 31, 2012	% Outstanding Loans
Construction and land development	$22,602	2.5%	$31,341	3.4%
Agricultural real estate	95,277	10.4%	86,271	9.5%
1-4 Family residential properties	188,255	20.6%	186,498	20.5%
Multifamily residential properties	44,207	4.8%	44,863	4.9%
Commercial real estate	334,804	36.5%	316,322	34.7%
Loans secured by real estate	685,145	74.8%	665,295	73.0%
Agricultural loans	51,941	5.7%	61,014	6.7%
Commercial and industrial loans	153,075	16.7%	160,299	17.6%
Consumer loans	15,814	1.7%	16,264	1.8%
All other loans	9,838	1.1%	8,193	0.9%
Total loans	$915,813	100.0%	$911,065	100.0%

Overall loans increased $4.7 million, or .52%.  The increase was primarily due to increases in farm loans and commercial real estate loans offset by a decrease in agricultural loans, commercial and industrial loans, and construction and land development.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $2,068,000 and $212,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Mattoon region	$188,195	20.5%	$183,657	20.2%
Charleston region	47,137	5.1%	51,179	5.6%
Sullivan region	125,221	13.7%	128,650	14.1%
Effingham region	66,104	7.2%	63,910	7.0%
Decatur region	223,828	24.5%	218,318	24.0%
Peoria region	154,266	16.9%	156,370	17.2%
Highland region	111,062	12.1%	108,981	11.9%
Total all regions	$915,813	100.0%	$911,065	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2013 and 2012, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At June 30, 2013 and December 31, 2012, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	June 30, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$123,616	13.50%	$124,367	13.65%
Lessors of non-residential buildings	96,518	10.54%	89,940	9.87%
Lessors of residential buildings & dwellings	56,487	6.17%	59,848	6.57%
Hotels and motels	45,276	4.94%	45,783	5.03%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of June 30, 2013, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$15,872	$6,497	$233	$22,602
Agricultural real estate	8,478	41,935	44,864	95,277
1-4 Family residential properties	20,616	88,857	78,782	188,255
Multifamily residential properties	641	17,914	25,652	44,207
Commercial real estate	43,628	190,499	100,677	334,804
Loans secured by real estate	89,235	345,702	250,208	685,145
Agricultural loans	37,930	12,245	1,766	51,941
Commercial and industrial loans	95,500	40,629	16,946	153,075
Consumer loans	3,501	11,748	565	15,814
All other loans	1,760	2,116	5,962	9,838
Total loans	$227,926	$412,440	$275,447	$915,813

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of June 30, 2013, loans with maturities over one year consisted of approximately $618.6 million in fixed rate loans and approximately $69.2 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Nonaccrual loans	$6,711	$7,573
Restructured loans which are performing in accordance with revised terms	125	20
Total nonperforming loans	6,836	7,593
Repossessed assets	1,013	1,229
Total nonperforming loans and repossessed assets	$7,849	$8,822
Nonperforming loans to loans, before allowance for loan losses	0.75%	0.83%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.86%	0.97%

The $862,000 decrease in nonaccrual loans during 2013 resulted from the net of $1,683,000 of loans put on nonaccrual status, offset by $674,000 of loans transferred to other real estate owned, $238,000 of loans charged off and $1,633,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	June 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,421	21.2%	$1,522	20.1%
Agricultural real estate	216	3.2%	418	5.5%
1-4 Family residential properties	1,088	16.2%	1,899	25.1%
Commercial real estate	2,334	34.8%	2,063	27.2%
Loans secured by real estate	5,059	75.4%	5,902	77.9%
Agricultural loans	209	3.1%	1,634	21.6%
Commercial and industrial loans	1,409	21.0%	37	0.5%
Consumer loans	34	0.5%	—	—%
Total loans	$6,711	100.0%	$7,573	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $72,000 and $130,000 for the six months ended June 30, 2013 and 2012, respectively.

The $216,000 decrease in repossessed assets during the first six months of 2013 resulted from the net of $696,000 of additional assets repossessed, $802,000 of repossessed assets sold and $110,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	June 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	27.5%	$278	22.6%
1-4 family residential properties	597	58.9%	539	43.9%
Multi-family residential properties	—	—%	30	2.4%
Commercial real estate	128	12.6%	340	27.7%
Total real estate	1,003	99.0%	1,187	96.6%
Consumer Loans	10	1.0%	42	3.4%
Total repossessed collateral	$1,013	100.0%	$1,229	100.0%

Repossessed assets sold during the first six months of 2013 resulted in net losses of $57,000, of which $59,000 was related to real estate asset sales and $2,000 in gains was related to other repossessed assets. Repossessed assets sold during 2012 resulted in net losses of $156,000, all of which was related to real estate asset sales.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At June 30, 2013, the Company’s loan portfolio included $147.1 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $123.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture decreased $0.1 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming decreased $0.8 million from $124.4 million at December 31, 2012.

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

In addition, the Company has $45.3 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $96.5 million of loans to lessors of non-residential buildings and $56.5 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of June 30, 2013 and 2012, and of changes in the allowance for the three and six month periods ended June 30, 2013 and 2012, is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Average loans outstanding, net of unearned income	$907,562	$840,256	$904,461	$841,294
Allowance-beginning of period	11,984	11,293	11,776	11,120
Charge-offs:
Real estate-mortgage	102	248	238	535
Commercial, financial & agricultural	15	103	215	280
Installment	5	9	10	23
Other	46	38	87	72
Total charge-offs	168	398	550	910
Recoveries:
Real estate-mortgage	6	89	16	105
Commercial, financial & agricultural	16	26	80	49
Installment	20	9	23	11
Other	21	20	54	49
Total recoveries	63	144	173	214
Net charge-offs	105	254	377	696
Provision for loan losses	252	416	732	1,031
Allowance-end of period	$12,131	$11,455	$12,131	$11,455
Ratio of annualized net charge-offs to average loans	0.05%	0.12%	0.08%	0.17%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.33%	1.35%	1.33%	1.35%
Ratio of allowance for loan losses to nonperforming loans	177.5%	165.6%	177.5%	165.6%

The ratio of the allowance for loan losses to nonperforming loans is 177.5% as of June 30, 2013 compared to 165.6% as of June 30, 2012.  During the first six months of 2013, the Company had net charge-offs of $377,000 compared to $696,000 in 2012. During 2013, the Company’s significant charge-offs included $69,000 on four commercial real estate loans of two borrowers, $49,000 on one residential real estate loan and $200,000 on five commercial operating loans of three borrowers.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012 (dollars in thousands):

	Six months ended June 30, 2013		Six months ended June 30, 2012		Year ended December 31, 2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$246,099	—%	$209,770	—%	$219,218	—%
Interest-bearing	540,574	0.16%	503,984	0.35%	511,199	0.28%
Savings	300,333	0.18%	276,808	0.48%	281,831	0.42%
Time deposits	204,448	0.76%	231,064	1.04%	224,350	0.98%
Total average deposits	$1,291,454	0.23%	$1,221,626	0.45%	$1,236,598	0.39%

The following table sets forth the high and low month-end balances for the six months ended June 30, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Six months ended June 30, 2013	Six months ended June 30, 2012	Year ended December 31, 2012
High month-end balances of total deposits	$1,310,169	$1,233,800	$1,274,065
Low month-end balances of total deposits	1,271,134	1,193,341	1,193,341

During the first six months of 2013, the average balance of deposits increased by $54.9 million from the average balance for the year ended December 31, 2012. Average non-interest bearing deposits increased by $26.9 million, average interest bearing account balances increased by $29.4 million, savings account balances increased $18.5 million and balances of time deposits declined $19.9 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
3 months or less	$17,531	$16,468
Over 3 through 6 months	10,873	10,847
Over 6 through 12 months	13,328	15,778
Over 12 months	18,850	19,469
Total	$60,582	$62,562

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

Information relating to securities sold under agreements to repurchase and other borrowings as of June 30, 2013 and December 31, 2012 is presented below (dollars in thousands):

	June 30, 2013	December 31, 2012
Securities sold under agreements to repurchase	$94,694	$113,484
Federal Home Loan Bank advances:
FHLB-Overnight	7,500	—
Fixed term – due after one year	5,000	5,000
Junior subordinated debentures	20,620	20,620
Total	$127,814	$139,104
Average interest rate at end of period	0.62%	0.61%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$97,374	$118,030
Federal Home Loan Bank advances:
FHLB-Overnight	7,500	—
Fixed term – due in one year or less	—	9,750
Fixed term – due after one year	5,000	5,000
Debt:
Debt due in one year or less	—	8,250
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$88,921	$113,443
Federal funds purchased	240	59
Federal Home Loan Bank advances:
FHLB-overnight	677	3
Fixed term – due in one year or less	—	5,616
Fixed term – due after one year	5,000	5,000
Debt:
Loans due in one year or less	—	4,035
Junior subordinated debentures	20,620	20,620
Total	$115,458	$148,776
Average interest rate during the period	0.70%	0.88%

Securities sold under agreements to repurchase declined $18.8 million during the first six months of 2013 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At June 30, 2013 the fixed term advances consisted of one $5 million advance at $4.58% with a 10-year maturity, due July 14, 2016 with a one year lockout and a callable quarterly.

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of June 30, 2013. This loan was renewed on April 20, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at June 30, 2013). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2013 and 2012 and December 31, 2012.

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

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.13% and 3.19% at June 30, 2013 and December 31, 2012, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.87% and 1.91% at and June 30, 2013 and December 31, 2012, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue count toward Tier i capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at June 30, 2013 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$2,092	$—	$—	$—	$—	$—	$2,092	$2,092
Certificates of deposit investments	1,992	—	—	—	—	—	$1,992	$1,992
Taxable investment securities	7,062	918	690	5,044	40,002	420,726	$474,442	$474,442
Nontaxable investment securities	612	11	571	2,126	376	55,697	$59,393	$59,393
Loans	388,336	118,282	119,924	110,220	121,937	57,114	$915,813	$928,477
Total	$400,094	$119,211	$121,185	$117,390	$162,315	$533,537	$1,453,732	$1,466,396
Interest-bearing liabilities:
Savings and NOW accounts	$111,563	$33,284	$34,514	$48,045	$49,428	$292,048	$568,882	$568,882
Money market accounts	217,619	4,504	4,629	6,006	6,131	32,406	$271,295	$271,295
Other time deposits	143,267	23,239	13,306	9,310	10,178	131	$199,431	$195,012
Short-term borrowings/debt	102,194	—	—	—	—	—	$102,194	$102,199
Long-term borrowings/debt	20,620	—	—	5,000	—	—	$25,620	$17,649
Total	$595,263	$61,027	$52,449	$68,361	$65,737	$324,585	$1,167,422	$1,155,037
Rate sensitive assets – rate sensitive liabilities	$(195,169)	$58,184	$68,736	$49,029	$96,578	$208,952	$286,310
Cumulative GAP	$(195,169)	$(136,985)	$(68,249)	$(19,220)	$77,358	$286,310
Cumulative amounts as % of total Rate sensitive assets	(13.4)%	4.0%	4.7%	3.4%	6.6%	14.4%
Cumulative Ratio	(13.4)%	(9.4)%	(4.7)%	(1.3)%	5.3%	19.7%

The static GAP analysis shows that at June 30, 2013, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At June 30, 2013, the Company’s stockholders' equity had decreased $7,740,000, or 4.9%, to $148,947,000 from $156,687,000 as of December 31, 2012. During the first six months of 2013, net income contributed $7,193,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $11,093,000, net of tax.  Additional purchases of treasury stock (67,645 shares at an average cost of $23.54 per share) decreased stockholders’ equity by approximately $1,593,000.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of June 30, 2013 and December 31, 2012, the Company and First Mid Bank met all capital adequacy requirements.

As of June 30, 2013, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital (to risk-weighted assets)
Company	$166,368	16.21%	$82,090	> 8.00%	N/A	N/A
First Mid Bank	152,821	15.03	81,341	> 8.00	$101,676	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	154,237	15.03	41,045	> 4.00	N/A	N/A
First Mid Bank	140,690	13.84	40,671	> 4.00	61,006	> 6.00
Tier 1 Capital (to average assets)
Company	154,237	9.97	61,852	> 4.00	N/A	N/A
First Mid Bank	140,690	9.15	61,481	> 4.00	76,851	> 5.00
December 31, 2012
Total Capital (to risk-weighted assets)
Company	$161,799	15.65%	$82,693	> 8.00%	N/A	N/A
First Mid Bank	143,942	14.04	82,047	> 8.00	$102,559	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	150,023	14.51	41,346	> 4.00	N/A	N/A
First Mid Bank	132,166	12.89	41,024	> 4.00	61,535	> 6.00
Tier 1 Capital (to average assets)
Company	150,023	9.66	62,093	> 4.00	N/A	N/A
First Mid Bank	132,166	8.56	61,771	> 4.00	77,213	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of June 30, 2013, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2013 or 2012.  The company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the six months ended June 30, 2013, the Company repurchased 67,645 shares at a total cost of approximately $1,593,000. Since 1998, the Company has repurchased a total of 3,272,541 shares at a total price of approximately $63,679,000.  As of June 30, 2013, the Company is authorized per all repurchase programs to purchase $3,027,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of June 30, 2013, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At June 30, 2013, the excess collateral at the FHLB would support approximately $93.6 million of additional advances.

•	First Mid Bank receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of June 30, 2013, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of zero and $15 million in available funds.  This loan was renewed on April 20, 2013 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at June 30, 2013 and 2012 and December 31, 2012.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at June 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$199,431	$136,018	$41,064	$22,218	$131
Debt	20,620	—	—	—	20,620
Other borrowings	107,194	102,194	5,000	—	—
Operating leases	3,119	1,026	1,048	455	590
Supplemental retirement	887	50	200	200	437
	$331,251	$239,288	$47,312	$22,873	$21,778

For the six months ended June 30, 2013, net cash of $10.0 million was provided from operating activities and $42.9 million and $18.2 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $50.8 million since year-end 2012.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Unused commitments and lines of credit:
Commercial real estate	$28,219	$27,800
Commercial operating	152,827	132,040
Home equity	24,197	25,255
Other	44,184	46,430
Total	$249,427	$231,525
Standby letters of credit	$3,667	$3,351

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	$—	—	$3,462,000
May 1, 2013 - May 31, 2013	4,649	$22.71	4,649	$3,357,000
June 1, 2013 - June 30, 2013	14,141	$23.30	14,141	$3,027,000
Total	18,790	$23.01	18,790	$3,027,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  August 7, 2013

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.