Form 10-Q/A
period 2013-06-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2013-08-12
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amendment to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2013 is being filed for the sole purpose of filing Exhibits 31.1, 31.2, 32.1 and 32.2 which were not included with the Company's original filing due to administrative error.

This Amendment contains the complete text of the original report in addition to the Exhibits listed above. This Amendment does not reflect any events occurring subsequent to the August 7, 2013 filing date of the original Form 10-Q for the quarter ended June 30, 2012 or in any way modify or update disclosures in the original Form 10-Q for the quarter ended June 30, 2013.

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

Date:  August 12, 2013

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

11.1	Statement re: Computation of Earnings Per Share (Filed herewith on page 9)

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 *

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements. *

* Filed herewith.