Form 10-Q
period 2013-09-30
FIRST MID ILLINOIS BANCSHARES INC
filed 2013-11-07
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Or
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

As of November 7, 2013,5,924,626 common shares, $4.00 par value, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS
First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Balance Sheets	(Unaudited)
(In thousands, except share data)	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks:
Non-interest bearing	$31,447	$38,110
Interest bearing	35	24,103
Federal funds sold	497	20,499
Cash and cash equivalents	31,979	82,712
Certificates of deposit investments	—	6,665
Investment securities:
Available-for-sale, at fair value	500,304	508,309
Loans held for sale	1,101	212
Loans	941,990	910,853
Less allowance for loan losses	(12,977)	(11,776)
Net loans	929,013	899,077
Interest receivable	6,888	6,775
Other real estate owned	430	1,187
Premises and equipment, net	28,828	29,670
Goodwill, net	25,753	25,753
Intangible assets, net	2,650	3,161
Other assets	19,511	14,511
Total assets	$1,546,457	$1,578,032
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$224,732	$263,838
Interest bearing	1,039,209	1,010,227
Total deposits	1,263,941	1,274,065
Securities sold under agreements to repurchase	78,114	113,484
Interest payable	254	341
FHLB borrowings	20,000	5,000
Other borrowings	5,000	—
Junior subordinated debentures	20,620	20,620
Other liabilities	7,939	7,835
Total liabilities	1,395,868	1,421,345
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2013 and 2012	52,035	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,743,254 shares in 2013 and 7,682,535 shares in 2012	30,973	30,730
Additional paid-in capital	32,963	31,685
Retained earnings	85,529	78,986
Deferred compensation	2,909	2,953
Accumulated other comprehensive income (loss)	(6,922)	4,544
Less treasury stock at cost, 1,824,648 shares in 2013 and 1,711,646 shares in 2012	(46,898)	(44,246)
Total stockholders’ equity	150,589	156,687
Total liabilities and stockholders’ equity	$1,546,457	$1,578,032

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,546	$10,993	$31,371	$32,863
Interest on investment securities	2,896	2,938	8,435	8,893
Interest on certificates of deposit investments	1	12	14	46
Interest on federal funds sold	—	7	6	35
Interest on deposits with other financial institutions	3	8	28	27
Total interest income	13,446	13,958	39,854	41,864
Interest expense:
Interest on deposits	611	1,115	2,071	3,845
Interest on securities sold under agreements to repurchase	9	25	34	100
Interest on FHLB borrowings	67	66	183	244
Interest on federal funds purchased	5	—	6	—
Interest on other borrowings	—	—	—	326
Interest on subordinated debentures	132	142	393	428
Total interest expense	824	1,348	2,687	4,943
Net interest income	12,622	12,610	37,167	36,921
Provision for loan losses	975	720	1,707	1,751
Net interest income after provision for loan losses	11,647	11,890	35,460	35,170
Other income:
Trust revenues	777	759	2,476	2,371
Brokerage commissions	201	184	590	494
Insurance commissions	421	392	1,317	1,476
Service charges	1,265	1,248	3,620	3,537
Securities gains, net	1,456	110	2,291	933
Total other-than-temporary impairment recoveries (losses)	—	127	—	127
Portion of loss recognized in other comprehensive loss	—	—	—	—
Other-than-temporary impairment recoveries (losses) recognized in earnings	—	127	—	127
Mortgage banking revenue, net	235	475	826	1,038
ATM / debit card revenue	989	852	2,819	2,543
Other	353	376	1,022	1,081
Total other income	5,697	4,523	14,961	13,600
Other expense:
Salaries and employee benefits	6,267	5,914	18,036	17,437
Net occupancy and equipment expense	2,067	2,028	6,212	6,042
Net other real estate owned expense	23	59	185	357
FDIC insurance	197	202	632	665
Amortization of intangible assets	170	179	511	603
Stationery and supplies	175	134	437	445
Legal and professional	459	557	1,621	1,665
Marketing and donations	314	138	821	689
Other	1,410	1,351	4,157	4,058
Total other expense	11,082	10,562	32,612	31,961
Income before income taxes	6,262	5,851	17,809	16,809
Income taxes	2,352	2,204	6,706	6,293
Net income	3,910	3,647	11,103	10,516
Dividends on preferred shares	1,104	1,104	3,313	3,148
Net income available to common stockholders	$2,806	$2,543	$7,790	$7,368

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Income (unaudited) (continued)
(In thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Per share data:
Basic net income per common share available to common stockholders	0.47	0.42	1.31	1.22
Diluted net income per common share available to common stockholders	0.47	0.42	1.31	1.22
Cash dividends declared per common share	—	—	0.21	0.21
.

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$3,910	$3,647	$11,103	$10,516
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(329) and $(1,066) for three months ended September 30, 2013 and 2012, respectively and $6,432 and $(1,796) for nine months ended September 30 2013 and 2012, respectively.	516	1,669	(10,068)	2,813
Less: reclassification adjustment for realized gains included in net income net of taxes of $567 and $43 for three months ended September 30, 2013 and 2012, respectively and $893 and $364 for nine months ended September 30, 2013 and 2012, respectively.	(889)	(67)	(1,398)	(569)
Other comprehensive income (loss), net of taxes	(373)	1,602	(11,466)	2,244
Comprehensive income (loss)	$3,537	$5,249	$(363)	$12,760

See accompanying notes to unaudited condensed consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)	Nine months ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$11,103	$10,516
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,707	1,751
Depreciation, amortization and accretion, net	3,625	4,084
Stock-based compensation expense	248	173
Gains on investment securities, net	(2,291)	(933)
Other-than-temporary impairment (recoveries) losses recognized in earnings	—	(127)
Losses on sales of other real property owned, net	67	257
Loss on write down of fixed assets	33	19
Gains on sale of loans held for sale, net	(791)	(954)
Increase in accrued interest receivable	(113)	(273)
Decrease in accrued interest payable	(87)	(125)
Origination of loans held for sale	(56,796)	(67,545)
Proceeds from sale of loans held for sale	56,698	68,155
(Increase) decrease in other assets	2,395	(220)
Decrease in other liabilities	(1,129)	(106)
Net cash provided by operating activities	14,669	14,672
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	6,665	11,143
Purchases of certificates of deposit investments	—	(6,416)
Proceeds from sales of securities available-for-sale	69,665	30,500
Proceeds from maturities of securities held-to-maturity	—	51
Proceeds from maturities of securities available-for-sale	124,700	195,136
Purchases of securities available-for-sale	(204,091)	(269,317)
Net increase in loans	(32,402)	(40,759)
Purchases of premises and equipment	(1,041)	(1,164)
Proceeds from sales of other real property owned	1,449	3,830
Net cash used in investing activities	(35,055)	(76,996)
Cash flows from financing activities:
Net increase (decrease) in deposits	(10,124)	69,934
Increase in Federal funds purchased	5,000	—
Decrease in repurchase agreements	(35,370)	(20,510)
Proceeds from FHLB advances	36,000
Repayment of FHLB advances	(21,000)	(10,000)
Repayment of other borrowings	—	(8,250)
Proceeds from issuance of common stock	717	819
Proceeds from issuance of preferred stock	—	8,250
Purchase of treasury stock	(2,614)	(1,637)
Dividends paid on preferred stock	(2,026)	(1,766)
Dividends paid on common stock	(930)	(1,890)
Net cash (used in) provided by financing activities	(30,347)	34,950
Decrease in cash and cash equivalents	(50,733)	(27,374)
Cash and cash equivalents at beginning of period	82,712	73,102
Cash and cash equivalents at end of period	$31,979	$45,728

First Mid-Illinois Bancshares, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)	Nine months ended September 30,
(In thousands)	2013	2012

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,774	$5,068
Income taxes	6,857	6,378
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	759	584
Dividends reinvested in common stock	499	747
Net tax benefit related to option and deferred compensation plans	103	102

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 --  Basis of Accounting and Consolidation

The unaudited condensed consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”), Mid-Illinois Data Services, Inc. (“MIDS”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods ended September 30, 2013 and 2012, and all such adjustments are of a normal recurring nature.  Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2013 presentation and there was no impact on net income or stockholders’ equity.  The results of the interim period ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The Company operates as a one-segment entity for financial reporting purposes.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2013, the Company had awarded 59,500 shares as stock options under the SI plan.  There were no stock options awarded in 2013 or 2012. The Company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at September 30, 2013 was $16.51.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at September 30, 2013 was $11.75 and the NASDAQ Bank Index value at September 30, 2013 was 2,325.20.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
September 30, 2013
Net unrealized losses on securities available-for-sale	$(7,866)	$—	$(7,866)
Securities with other-than-temporary impairment losses	—	(3,478)	(3,478)
Tax benefit	3,066	1,356	4,422
Balance at September 30, 2013	$(4,800)	$(2,122)	$(6,922)

December 31, 2012
Net unrealized gains on securities available-for-sale	$11,836	$—	$11,836
Securities with other-than-temporary impairment losses	—	(4,389)	(4,389)
Tax benefit (expense)	(4,614)	1,711	(2,903)
Balance at December 31, 2012	$7,222	$(2,678)	$4,544

Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the nine months ended September 30, 2013 and 2012, were as follows (in thousands):

	Amounts Reclassified from Other Comprehensive Income		Affected Line Item in the Statements of Income
	2013	2012
Unrealized gains on available-for-sale securities	$2,291	933	Securities gains, net
			(Total reclassified amount before tax)
	(893)	(364)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$1,398	$569	Net reclassified amount

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

The components of basic and diluted net income per common share available to common stockholders for the three and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$3,910,000	$3,647,000	$11,103,000	$10,516,000
Preferred stock dividends	(1,104,000)	(1,104,000)	(3,313,000)	(3,148,000)
Net income available to common stockholders	$2,806,000	$2,543,000	$7,790,000	$7,368,000
Weighted average common shares outstanding	5,935,383	6,030,053	5,947,476	6,025,255
Basic earnings per common share	$0.47	$0.42	$1.31	$1.22
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$2,806,000	$2,543,000	$7,790,000	$7,368,000
Effect of assumed preferred stock conversion	—		—	—
Net income applicable to diluted earnings per share	$2,806,000	$2,543,000	$7,790,000	$7,368,000
Weighted average common shares outstanding	5,935,383	6,030,053	5,947,476	6,025,255
Dilutive potential common shares:
Assumed conversion of stock options	2,151	10,954	2,864	5,355
Restricted stock awarded	9,329	135	9,329	275
Assumed conversion of preferred stock	—	—	—	—
Dilutive potential common shares	11,480	11,089	12,193	5,630
Diluted weighted average common shares outstanding	5,946,863	6,041,142	5,959,669	6,030,885
Diluted earnings per common share	$0.47	$0.42	$1.31	$1.22

The following shares were not considered in computing diluted earnings per share for the three and nine-month periods ended September 30, 2013 and 2012 because they were anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options to purchase shares of common stock	130,500	108,125	130,500	108,125
Average dilutive potential common shares associated with convertible preferred stock	2,494,801	2,490,079	2,494,801	2,222,967

Note 3 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2013
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$198,037	$163	$(6,708)	$191,492
Obligations of states and political subdivisions	65,175	1,154	(1,652)	64,677
Mortgage-backed securities: GSE residential	238,749	2,836	(3,689)	237,896
Trust preferred securities	3,652	—	(3,478)	174
Other securities	6,035	40	(10)	6,065
Total available-for-sale	$511,648	$4,193	$(15,537)	$500,304

December 31, 2012
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$180,851	$1,321	$(3)	$182,169
Obligations of states and political subdivisions	53,064	3,163	(20)	56,207
Mortgage-backed securities: GSE residential	252,310	7,162	(12)	259,460
Trust preferred securities	4,974	—	(4,389)	585
Other securities	9,663	225	—	9,888
Total available-for-sale	$500,862	$11,871	$(4,424)	$508,309

The trust preferred securities represent one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has maturity of twenty-four years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” for further information regarding this security.

Realized gains and losses resulting from sales of securities were as follows during the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013	September 30, 2012
Gross gains	$2,452	$933
Gross losses	(161)	—

The following table indicates the expected maturities of investment securities classified as available-for-sale and held-to-maturity, presented at fair value, at September 30, 2013 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$153,175	$38,317	$—	$—	$191,492
Obligations of state and political subdivisions	1,467	31,028	29,279	2,903	64,677
Mortgage-backed securities: GSE residential	1,661	115,843	120,392	—	237,896
Trust preferred securities	—	—	—	174	174
Other securities	2,005	—	3,990	70	6,065
Total investments	$158,308	$185,188	$153,661	$3,147	$500,304
Weighted average yield	1.59%	2.81%	2.44%	1.98%	2.29%
Full tax-equivalent yield	1.62%	3.27%	2.91%	3.03%	2.63%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at September 30, 2013.

Investment securities carried at approximately $263 million and $267 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of September 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$176,440	$(6,708)	$—	$—	$176,440	$(6,708)
Obligations of states and political subdivisions	28,440	(1,652)	—	—	28,440	(1,652)
Mortgage-backed securities: GSE residential	119,910	(3,689)	—	—	119,910	(3,689)
Trust preferred securities	—	—	174	(3,478)	174	(3,478)
Other securities	3,990	(10)	—	—	3,990	(10)
Total	$328,780	$(12,059)	$174	$(3,478)	$328,954	$(15,537)
December 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,997	$(3)	$—	$—	$10,997	$(3)
Obligations of states and political subdivisions	1,969	(20)	—	—	1,969	(20)
Mortgage-backed securities: GSE residential	697	(12)	—	—	697	(12)
Trust preferred securities	—	—	585	(4,389)	585	(4,389)
Other securities	—	—	—	—	—	—
Total	$13,663	$(35)	$585	$(4,389)	$14,248	$(4,424)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At September 30, 2013 and December 31, 2012, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At September 30, 2013 and December 31, 2012, there were no obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At September 30, 2013 and December 31, 2012, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At September 30, 2013, there was one trust preferred security with a fair value of $174,000 and unrealized losses of $3,478,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were three trust preferred securities with a fair value of $585,000 and unrealized losses of $4,389,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. On July 22, 2013 the Company sold 2 of its trust preferred securities and the net proceeds exceeded the aggregate book value of these securities by approximately $1.4 million.

The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2013 or 2012.   Because it is not more-likely-than-not that the Company will be required to sell the remaining security before recovery of its new, lower amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment to be other-than-temporarily impaired at September 30, 2013. However, future downgrades or additional deferrals and defaults in this security, could result in additional OTTI and consequently, have a material impact on future earnings.

Following are the details for the currently impaired trust preferred security (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	3,652	174	(3,478)	1,111

Other securities. At September 30, 2013 and December 31, 2012, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of September 30, 2013 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

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

Credit Losses Recognized on Investments. As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the nine months ended September 30, 2013 and 2012 (in thousands).

	Accumulated Credit Losses
	September 30, 2013	September 30, 2012
Credit losses on trust preferred securities held
Beginning of period	$3,989	$4,116
Additions related to OTTI losses not previously recognized	—	—
Reductions due to sales / (recoveries)	(2,878)	(127)
Reductions due to change in intent or likelihood of sale	—	—
Additions related to increases in previously recognized OTTI losses	—	—
Reductions due to increases in expected cash flows	—	—
End of period	$1,111	$3,989

On July 22, 2013, the Company sold two of its trust preferred securities (PreTSL I and PreTSL II). This sale resulted in recovery of all of the book value of these securities. The net proceeds exceeded the aggregate book value of these securities by approximately $1.4 million and this amount was recorded as a security gain during the third quarter of 2013.

Note 4 – Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at September 30, 2013 and December 31, 2012 follows (in thousands):

	September 30, 2013	December 31, 2012
Construction and land development	$20,058	$31,341
Agricultural real estate	101,832	86,256
1-4 Family residential properties	188,256	186,205
Multifamily residential properties	42,342	44,863
Commercial real estate	343,404	317,321
Loans secured by real estate	695,892	665,986
Agricultural loans	60,512	60,948
Commercial and industrial loans	159,608	160,193
Consumer loans	15,296	16,264
All other loans	11,215	8,206
Gross loans	942,523	911,597
Less:
Net deferred loan fees, premiums and discounts	533	744
Allowance for loan losses	12,977	11,776
Net loans	$929,013	$899,077

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $1,101,000 and $212,000 at September 30, 2013 and December 31, 2012, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At September 30, 2013, the Company’s loan portfolio included $162.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $135.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $15.1 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming increased $11.2 million from $124.4 million at December 31, 2012 due to seasonal paydowns based upon timing of cash flow requirements.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $45.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98.5 million of loans to lessors of non-residential buildings and $56.4 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine-months ended September 30, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Three months ended September 30, 2013
Allowance for loan losses:
Balance, beginning of period	$9,304	$414	$793	$397	$1,223	$12,131
Provision charged to expense	1,475	43	17	50	(610)	975
Losses charged off	(184)	—	(18)	(72)	—	(274)
Recoveries	108	3	2	32	—	145
Balance, end of period	$10,703	$460	$794	$407	$613	$12,977
Ending balance:
Individually evaluated for impairment	$540	$—	$—	$—	$—	$540
Collectively evaluated for impairment	$10,163	$460	$794	$407	$613	$12,437
Three months ended September 30, 2012
Allowance for loan losses:
Balance, beginning of period	$9,007	$701	$743	$395	$609	$11,455
Provision charged to expense	782	(97)	232	8	(205)	720
Losses charged off	(308)	—	(232)	(45)		(585)
Recoveries	19	3	2	31		55
Balance, end of period	$9,500	$607	$745	$389	$404	$11,645
Ending balance:
Individually evaluated for impairment	$768	$—	$—	$—	$—	$768
Collectively evaluated for impairment	$8,732	$607	$745	$389	$404	$10,877
Nine months ended September 30, 2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,759	(102)	161	64	(175)	1,707
Losses charged off	(551)	—	(104)	(169)	—	(824)
Recoveries	194	4	11	109	—	318
Balance, end of period	$10,703	$460	$794	$407	$613	$12,977
Ending balance:
Individually evaluated for impairment	$540	$—	$—	$—	$—	$540
Collectively evaluated for impairment	$10,163	$460	$794	$407	$613	$12,437
Loans:
Ending balance	$575,912	$162,443	$189,440	$15,296	$—	$943,091
Ending balance:
Individually evaluated for impairment	$4,540	$337	$—	$—	$—	$4,877
Collectively evaluated for impairment	$571,372	$162,106	$189,440	$15,296	$—	$938,214

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Nine months ended September 30, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,530	3	523	60	(365)	1,751
Losses charged off	(906)	(12)	(437)	(140)	—	(1,495)
Recoveries	85	70	23	91	—	269
Balance, end of period	$9,500	$607	$745	$389	$404	$11,645
Ending balance:
Individually evaluated for impairment	$768	$—	$—	$—	$—	$768
Collectively evaluated for impairment	$8,732	$607	$745	$389	$404	$10,877
Loans:
Ending balance	$556,026	$144,883	$182,234	$16,014	$210	$899,367
Ending balance:
Individually evaluated for impairment	$5,627	$899	$—	$—	$—	$6,526
Collectively evaluated for impairment	$550,399	$143,984	$182,234	$16,014	$210	$892,841
Year ended December 31, 2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of year	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

	Construction & Land Development		Agricultural Real Estate		1-4 Family Residential Properties		Multifamily Residential Properties
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$18,323	$27,217	$100,824	$82,516	$187,245	$183,880	$42,342	$44,863
Watch	—	2,135	238	2,662	644	424	—	—
Substandard	1,735	1,989	792	1,093	1,551	2,194	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$20,058	$31,341	$101,854	$86,271	$189,440	$186,498	$42,342	$44,863

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$317,846	$287,794	$59,551	$56,899	$149,971	$157,461	$15,245	$16,236
Watch	17,930	24,213	—	958	951	1,588	—	14
Substandard	6,804	4,315	1,038	3,157	8,806	1,250	51	14
Doubtful	—	—	—	—	—	—	—	—
Total	$342,580	$316,322	$60,589	$61,014	$159,728	$160,299	$15,296	$16,264

	All Other Loans		Total Loans
	2013	2012	2013	2012
Pass	$11,204	$8,193	$902,551	$865,059
Watch	—	—	19,763	31,994
Substandard	—	—	20,777	14,012
Doubtful	—	—	—	—
Total	$11,204	$8,193	$943,091	$911,065

The following table presents the Company’s loan portfolio aging analysis at September 30, 2013 and December 31, 2012 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
September 30, 2013
Construction and land development	$—	$—	$13	$13	$20,045	$20,058	$—
Agricultural real estate	48	—	—	48	101,806	101,854	—
1-4 Family residential properties	438	271	443	1,152	188,288	189,440	—
Multifamily residential properties	—	—	—	—	42,342	42,342	—
Commercial real estate	83	355	61	499	342,081	342,580	—
Loans secured by real estate	569	626	517	1,712	694,562	696,274	—
Agricultural loans	—	107	209	316	60,273	60,589	—
Commercial and industrial loans	297	62	106	465	159,263	159,728	—
Consumer loans	48	21	39	108	15,188	15,296	—
All other loans	—	—	—	—	11,204	11,204	—
Total loans	$914	$816	$871	$2,601	$940,490	$943,091	$—
December 31, 2012
Construction and land development	$—	$53	$—	$53	$31,288	$31,341	$—
Agricultural real estate	592	—	293	885	85,386	86,271	—
1-4 Family residential properties	1,351	40	944	2,335	184,163	186,498	—
Multifamily residential properties	—	—	—	—	44,863	44,863	—
Commercial real estate	262	911	255	1,428	314,894	316,322	—
Loans secured by real estate	2,205	1,004	1,492	4,701	660,594	665,295	—
Agricultural loans	—	—	620	620	60,394	61,014	—
Commercial and industrial loans	413	275	53	741	159,558	160,299	—
Consumer loans	119	24	39	182	16,082	16,264	—
All other loans	—	—	—	—	8,193	8,193	—
Total loans	$2,737	$1,303	$2,204	$6,244	$904,821	$911,065	$—

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

The following tables present impaired loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$1,735	$2,436	$172	$1,114	$1,529	$295
Agricultural real estate	—	—	—	—	—	—
1-4 Family residential properties	—	—	—	636	723	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,255	1,255	274	—	—	—
Loans secured by real estate	2,990	3,691	446	1,750	2,252	457
Agricultural loans	—	—	—	310	310	54
Commercial and industrial loans	94	94	94	—	—	—
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$3,084	$3,785	$540	$2,060	$2,562	$511
Loans without a specific allowance:
Construction and land development	$13	$20	$—	$408	$694	$—
Agricultural real estate	235	244	—	418	429	—
1-4 Family residential properties	1,003	1,540	—	1,269	1,792	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,672	1,731	—	2,063	2,253	—
Loans secured by real estate	2,923	3,535	—	4,158	5,168	—
Agricultural loans	209	209	—	620	1,568	—
Commercial and industrial loans	720	1,053	—	704	—	—
Consumer loans	75	90	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$3,927	$4,887	$—	$5,533	$6,794	$—
Total loans:
Construction and land development	$1,748	$2,456	$172	$1,522	$2,223	$295
Agricultural real estate	235	244	—	418	429	—
1-4 Family residential properties	1,003	1,540	—	1,905	2,515	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,927	2,986	274	2,063	2,253	—
Loans secured by real estate	5,913	7,226	446	5,908	7,420	457
Agricultural loans	209	209	—	930	1,878	54
Commercial and industrial loans	814	1,147	94	704	—	—
Consumer loans	75	90	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$7,011	$8,672	$540	$7,593	$9,356	$511

The following tables present average recorded investment and interest income recognized on impaired loans for the three and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	For the three months ended
	September 30, 2013		September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,753	$—	$1,750	$—
Agricultural real estate	238	—	199	—
1-4 Family residential properties	1,007	2	1,972	—
Multifamily residential properties	—	—		—
Commercial real estate	2,939	—	2,299	7
Loans secured by real estate	5,937	2	6,220	7
Agricultural loans	209	—	837	—
Commercial and industrial loans	905	—	1,019	3
Consumer loans	78	1	30	—
All other loans	—	—	—	—
Total loans	$7,129	$3	$8,106	$10

	For the nine months ended
	September 30, 2013		September 30, 2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,775	$—	$1,736	$—
Agricultural real estate	238	—	199	—
1-4 Family residential properties	1,172	4	1,982	—
Multifamily residential properties	—	—	—	—
Commercial real estate	2,985	—	2,319	21
Loans secured by real estate	6,170	4	6,236	21
Agricultural loans	238	—	867	—
Commercial and industrial loans	1,169	—	1,063	10
Consumer loans	82	2	32	1
All other loans	—	—	—	—
Total loans	$7,659	$6	$8,198	$32

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $102,000 of 1-4 Family residential properties and $29,000 of consumer loans at September 30, 2013 and $6,000 of 1-4 family residential properties, $388,000 of commercial real estate $304,000 of commercial and industrial and $14,000 of consumer loans at September 30, 2012. For the nine months ended September 30, 2013 and 2012, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans as September 30, 2013 and December 31, 2012 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	September 30, 2013	December 31, 2012
Construction and land development	$1,748	$1,522
Agricultural real estate	235	418
1-4 Family residential properties	901	1,899
Multifamily residential properties	—	—
Commercial real estate	2,927	2,063
Loans secured by real estate	5,811	5,902
Agricultural loans	209	930
Commercial and industrial loans	814	704
Consumer loans	46	37
All other loans	—	—
Total loans	$6,880	$7,573

Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $109,000 and $165,000 for the nine months ended September 30, 2013 and 2012, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at September 30, 2013 and December 31, 2012 was $3,267,000 and $3,339,000, respectively.  Approximately $344,000 and $295,000 in specific reserves have been established with respect to these loans as of September 30, 2013 and December 31, 2012, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at September 30, 2013 and December 31, 2012 (in thousands).

Troubled debt restructurings:	September 30, 2013	December 31, 2012
Construction and land development	$1,735	$1,522
1-4 Family residential properties	239	445
Commercial real estate	878	950
Loans secured by real estate	2,852	2,917
Commercial and industrial loans	386	408
Consumer loans	29	14
Total	$3,267	$3,339
Performing troubled debt restructurings:
1-4 Family residential properties	$102	$6
Commercial real estate	—	—
Loans secured by real estate	102	6
Commercial and industrial loans	—	—
Consumer loans	29	14
Total	$131	$20

The following table presents loans modified as TDRs during the nine months ended September 30, 2013 and 2012, as a result of various modified loan factors (in thousands):

	September 30, 2013			September 30, 2012
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	1	$357	(a)	4	$1,553	(a)(b)
1-4 Family residential properties	4	176	(a)(b)(c)	2	94	(b)
Commercial real estate	—	—		1	289	(b)
Loans secured by real estate	5	533		7	1,936
Commercial and industrial loans	1	54	(a)(b)	4	185	(a)(b)(c)(d)
Consumer Loans	3	16	(b)(c)	1	14	(c)
Total	9	$603		12	$2,135

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the nine months ended September 30, 2013 or the year ended December 31, 2012.

Note 5 -- Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase were $78.1 million at September 30, 2013, a decrease of $35.4 million from $113.5million at December 31, 2012. The decrease during the first nine months of 2013 was primarily due to declines in balances of a few customers due to changes in cash flow needs for their businesses.

FHLB borrowings increased $15 million to $20 million at September 30, 2013 from $5 million at December 31, 2012 due to the addition of one $10 million short-term advance and one $5 million long-term advance.

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at September 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2013,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$191,492	$—	$191,492	$—
Obligations of states and political subdivisions	64,677	—	64,677	—
Mortgage-backed securities	237,896	—	237,896	—
Trust preferred securities	174	—	—	174
Other securities	6,065	70	5,995	—
Total available-for-sale securities	$500,304	$70	$500,060	$174
December 31, 2012
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,169	$—	$182,169	$—
Obligations of states and political subdivisions	56,207	—	56,207	—
Mortgage-backed securities	259,460	—	259,460	—
Trust preferred securities	585	—	—	585
Other securities	9,888	60	9,828	—
Total available-for-sale securities	$508,309	$60	$507,664	$585

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Available-for-Sale Securities
September 30, 2013	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$—	$585	$585
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	911	911
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(1,138)	(1,138)
Settlements	—	(184)	(184)
Ending balance	$—	$174	$174
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

	Available-for-Sale Securities
September 30, 2012	Mortgage-backed Securities	Trust Preferred Securities	Total
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	—	—
Included in other comprehensive income (loss)	—	383	383
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(652)	(652)
Ending balance	$—	$450	$450
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for impaired loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of September 30, 2013 was $3,292,000 and a fair value of $2,752,000 resulting in specific loss exposures of $540,000.

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

Foreclosed Assets Held For Sale. Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of September 30, 2013 was $430,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $93,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Impaired loans (collateral dependent)	$2,752	$—	$—	$174
Foreclosed assets held for sale	93	—	—	93
December 31, 2012
Impaired loans (collateral dependent)	$2,681	$—	$—	$2,681
Foreclosed assets held for sale	70	—	—	70

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

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$174	Discounted cash flow	Discount rate	18.1%			(18.1%	)
			Constant prepayment rate (1)	1.34%
			Cumulative projected prepayments	20.5%			(20.5%	)
			Probability of default	0.32%			(0.3%	)
			Projected cures given deferral	23.0%			(23.0%	)
			Loss severity	95.2%			(95.2%	)
Impaired loans (collateral dependent)	$2,752	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$93	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Cash and due from banks	$31,482	$31,482	$31,482	$—	$—
Federal funds sold	497	497	497	—	—
Certificates of deposit investments	—	—	—	—	—
Available-for-sale securities	500,304	500,304	70	500,060	174
Loans held for sale	1,101	1,101	—	1,101	—
Loans net of allowance for loan losses	929,013	940,957	—	—	940,957
Interest receivable	6,888	6,888	—	6,888	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,263,941	$1,264,202	$—	$1,055,667	$208,535
Federal funds purchased	5,000	$5,000	5,000
Securities sold under agreements to repurchase	78,114	78,118	—	78,118	—
Interest payable	254	254	—	254	—
Federal Home Loan Bank borrowings	20,000	20,565	—	20,565	—
Junior subordinated debentures	20,620	12,180	—	12,180	—

December 31, 2012
Financial Assets
Cash and due from banks	$62,213	$62,213	$62,213	$—	$—
Federal funds sold	20,499	20,499	20,499	—	—
Certificates of deposit investments	6,665	6,669	6,669	—	—
Available-for-sale securities	508,309	508,309	60	507,664	585
Loans held for sale	212	212	—	212	—
Loans net of allowance for loan losses	899,077	908,281	—	—	908,281
Interest receivable	6,775	6,775	—	6,775	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	3,293	—	3,293	—
Financial Liabilities
Deposits	$1,274,065	$1,275,127	$—	$1,066,788	$208,339
Securities sold under agreements to repurchase	113,484	113,490	—	113,490	—
Interest payable	341	341	—	341	—
Federal Home Loan Bank borrowings	5,000	5,719	—	5,719	—
Junior subordinated debentures	20,620	11,386	—	11,386	—

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries as of, and for the three and nine-month periods ended September 30, 2013 and 2012.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

Forward-Looking Statements

This report may contain certain forward-looking statements, such as discussions of the Company’s pricing and fee trends, credit quality and outlook, liquidity, new business results, expansion plans, anticipated expenses and planned schedules. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1955. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are identified by use of the words “believe,” ”expect,” ”intend,” ”anticipate,” ”estimate,” ”project,” or similar expressions. Actual results could differ materially from the results indicated by these statements because the realization of those results is subject to many risks and uncertainties, including those described in Item 1A-“Risk Factors” and other sections of the Company’s Annual Report on Form 10-K and the Company’s other filings with the SEC, and changes in interest rates, general economic conditions and those in the Company’s market area, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios and the valuation of the investment portfolio, the Company’s success in raising capital and effecting and integrating acquisitions, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the SEC, we do not undertake any obligation to update or review any forward-looking information, whether as a result of new information, future events or otherwise. Further information concerning the Company and its business, including  a discussion of these and additional factors that could materially affect the Company’s financial results, is included in the Company’s 2012 Annual Report on Form 10-K under the headings “Item 1. Business" and “Item 1A. Risk Factors."

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

Net income was $11,103,000 and $10,516,000 for the nine months ended September 30, 2013 and 2012, respectively. Diluted net income per common share available to common stockholders was $1.31 and $1.22 for the nine months ended September 30, 2013 and 2012. The following table shows the Company’s annualized performance ratios for the nine months ended September 30, 2013 and 2012, compared to the performance ratios for the year ended December 31, 2012:

	Nine months ended		Year ended
	September 30, 2013	September 30, 2012	December 31, 2012
Return on average assets	0.94%	0.91%	0.91%
Return on average common equity	10.12%	9.62%	9.53%
Average equity to average assets	9.87%	9.67%	9.76%

Total assets were $1.55 billion at September 30, 2013, compared to $1.58 billion as of December 31, 2012. From December 31, 2012 to September 30, 2013, cash and interest bearing deposits declined $50.7 million, net loan balances increased $29.9 million and investment securities decreased $8 million.

Net loan balances were $929 million at September 30, 2013, an increase of $29.9 million, from $899.1 million at December 31, 2012.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.37% for the nine months ended September 30, 2013, down from 3.44% for the same period in 2012. This decrease was primarily due to a greater decline in rates on earnings assets compared to the decline in rates on interest-bearing liabilities. Net interest income before the provision for loan losses was $37.2 million compared to net interest income of $36.9 million for the same period in 2012.

Total non-interest income of $15 million increased 10.1% from $13.6 million for the same period last year. Gains on the sale of securities were $2.3 million for the nine months ended September 30, 2013 compared to $1.1 million for the same period last year. The increase in gains was primarily due to the gains recognized on the sale of two trust preferred securities during the third quarter of 2013. Mortgage banking income decreased from $475,000 for the third quarter of 2012 to $235,000 for the third quarter of this year as the greater refinance activity and increase in new purchase activity has slowed. Revenues from trust and brokerage also increased from the third quarter of last year while insurance revenues declined due to lower contingency income received from carriers based upon claims experience.

Total non-interest expense of $32.6 million increased 2% from $32 million for the same period last year primarily due to an increase in salaries and employee benefits.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	Change in Net Income 2013 versus 2012
	Three months ended September 30,	Nine months ended September 30,
Net interest income	$12	$246
Provision for loan losses	(255)	44
Other income, including securities transactions	1,174	1,361
Other expenses	(520)	(651)
Income taxes	(148)	(413)
Increase in net income	$263	$587

Credit quality is an area of importance to the Company. Total nonperforming loans were $7.0 million at September 30, 2013, compared to $7.8 million at September 30, 2012 and $7.6 million at December 31, 2012. See the discussion under the heading “Loan Quality and Allowance for Loan Losses” for a detailed explanation of these balances. Repossessed asset balances totaled $.4 million at September 30, 2013 compared to $1.1 million on September 30, 2012 and $1.2 million on December 31, 2012. The Company’s provision for loan losses for the nine months ended September 30, 2013 and 2012 was $1.7 million and $1.8 million, respectively.  Total loans past due 30 days or more declined to .28% of loans September 30, 2013 compared to .69% of loans at December 31, 2012 and .68% at September 30, 2012.  At September 30, 2013, the composition of the loan portfolio remained similar to the same period last year. Loans secured by both commercial and residential real estate comprised approximately 73.9% of the loan portfolio as of September 30, 2013 and 73% as of December 31, 2012. During the nine months ended September 30, 2013, annualized net charge-offs were .07% of average loans compared to .19% for the same period in 2012.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2013 and 2012 and December 31, 2012 was 14.99%, 14.73% and 14.51%, respectively. The Company’s total capital to risk weighted assets ratio calculated under the regulatory risk-based capital requirements at September 30, 2013 and 2012 and December 31, 2012 was 16.21%, 15.88% and 15.65%, respectively.

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See the discussion under the heading “Liquidity” for a full listing of sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at September 30, 2013 and 2012 were $222 million and $248 million, respectively.  The decrease in 2013 was primarily the result of several larger commercial and commercial real estate lines of credit that were funded at September 30, 2013.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $564,000 and $596,000 for this assessment during the first nine months of 2013 and 2012, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality during 2013.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $68,000 and $69,000 during the first nine months of 2013 and 2012, respectively, for this assessment.

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

Third, the proposed rule would have required banking organizations with total consolidated assets of less than $15 billion as of December 31, 2009, such as the Company, to phase out over ten years any trust preferred securities and cumulative perpetual preferred securities from its Tier 1 capital regulatory capital. The final rule, however, permanently grandfathers into Tier 1 capital of depository institution holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 any trust preferred securities or cumulative perpetual preferred stock issued before May 19, 2010.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment as of September 30, 2013 as part of the goodwill impairment test and no impairment was identified.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the three months ended September 30, 2013 and 2012 in the following table (dollars in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$4,916	$3	0.24%	$13,007	$7	0.21%
Federal funds sold	498	—	0.09%	27,127	7	0.10%
Certificates of deposit investments	501	1	0.79%	10,138	13	0.51%
Investment securities
Taxable	469,766	2,352	2.00%	473,497	2,487	2.10%
Tax-exempt (1)	62,587	544	3.48%	52,544	451	3.43%
Loans (2)(3)(4)	923,224	10,546	4.53%	871,900	10,993	5.00%
Total earning assets	1,461,492	13,446	3.65%	1,448,213	13,958	3.82%
Cash and due from banks	28,788			31,718
Premises and equipment	28,968			30,177
Other assets	50,196			47,108
Allowance for loan losses	(12,420)			(11,577)
Total assets	$1,557,024			$1,545,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$549,478	$186	0.13%	$517,232	$292	0.22%
Savings deposits	292,215	92	0.12%	283,383	272	0.38%
Time deposits	198,726	333	0.66%	222,880	551	0.98%
Securities sold under agreements to repurchase	84,706	9	0.04%	114,183	25	0.09%
FHLB advances	20,500	67	1.30%	9,750	66	2.69%
Fed Funds Purchased	3,160	5	0.63%	190	—	0.69%
Junior subordinated debt	20,620	132	2.54%	20,620	142	2.73%
Other debt	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,169,405	824	0.28%	1,168,238	1,348	0.46%
Non interest-bearing demand deposits	229,584			213,504
Other liabilities	8,886			7,725
Stockholders' equity	149,149			156,172
Total liabilities & equity	$1,557,024			$1,545,639
Net interest income		$12,622			$12,610
Net interest spread			3.37%			3.36%
Impact of non-interest bearing funds			0.07%			0.11%
Net yield on interest- earning assets			3.44%			3.47%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth for the nine months ended September 30, 2013 and 2012 in the following table (dollars in thousands):

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits with other financial institutions	$14,578	$28	0.26%	$14,328	$26	0.25%
Federal funds sold	9,088	6	0.09%	52,197	35	0.09%
Certificates of deposit investments	3,415	14	0.55%	11,713	47	0.53%
Investment securities
Taxable	475,384	6,920	1.94%	455,040	7,648	2.24%
Tax-exempt (1)	59,917	1,515	3.37%	46,919	1,245	3.54%
Loans (2)(3)(4)	910,785	31,371	4.61%	851,570	32,863	5.15%
Total earning assets	1,473,167	39,854	3.61%	1,431,767	41,864	3.90%
Cash and due from banks	31,047			34,723
Premises and equipment	29,202			30,372
Other assets	46,167			47,659
Allowance for loan losses	(12,203)			(11,467)
Total assets	$1,567,380			$1,533,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits
Demand deposits	$543,574	$603	0.15%	$508,432	$1,166	0.31%
Savings deposits	297,598	361	0.16%	279,015	933	0.45%
Time deposits	202,520	1,107	0.73%	228,317	1,746	1.02%
Securities sold under agreements to repurchase	87,500	34	0.05%	113,400	100	0.12%
FHLB advances	10,672	183	2.29%	11,049	244	2.95%
Fed Funds Purchased	1,224	6	0.63%	78	—	0.69%
Junior subordinated debt	20,620	393	2.55%	20,620	428	2.77%
Other debt	—	—	—%	5,390	326	8.00%
Total interest-bearing liabilities	1,163,708	2,687	0.31%	1,166,301	4,943	0.57%
Non interest-bearing demand deposits	240,533			211,024
Other liabilities	8,434			7,533
Stockholders' equity	154,705			148,196
Total liabilities & equity	$1,567,380			$1,533,054
Net interest income		$37,167			$36,921
Net interest spread			3.30%			3.33%
Impact of non-interest bearing funds			0.07%			0.11%
Net yield on interest- earning assets			3.37%			3.44%

(1) The tax-exempt income is not recorded on a tax equivalent basis.
(2) Nonaccrual loans have been included in the average balances.
(3) Net of unaccreted discount related to loans acquired
(4) Includes loans held for sale.

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the three and nine-months ended September 30, 2013, compared to the same periods in 2012 (in thousands):

	Three months ended September 30, 2013 compared to 2012 Increase / (Decrease)			Nine months ended September 30, 2013 compared to 2012 Increase / (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(4)	$(10)	$6	$2	$1	$1
Federal funds sold	(7)	(4)	(3)	(29)	(29)	—
Certificates of deposit investments	(12)	(43)	31	(33)	(35)	2
Investment securities:
Taxable	(135)	(19)	(116)	(728)	501	(1,229)
Tax-exempt (2)	93	87	6	270	331	(61)
Loans (3)	(447)	2,984	(3,431)	(1,492)	3,072	(4,564)
Total interest income	(512)	2,995	(3,507)	(2,010)	3,841	(5,851)
Interest-Bearing Liabilities:
Interest-bearing deposits
Demand deposits	(106)	109	(215)	(563)	126	(689)
Savings deposits	(180)	57	(237)	(572)	98	(670)
Time deposits	(218)	(54)	(164)	(639)	(182)	(457)
Securities sold under agreements to repurchase	(16)	(5)	(11)	(66)	(19)	(47)
FHLB advances	1	186	(185)	(61)	(8)	(53)
Junior subordinated debt	(10)	—	(10)	(35)	—	(35)
Other debt	—	—	—	(326)	(326)	—
Total interest expense	(524)	298	(822)	(2,256)	(305)	(1,951)
Net interest income	$12	$2,697	$(2,685)	$246	$4,146	$(3,900)

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax-equivalent basis.
(3) Nonaccrual loans have been included in the average balances.

Net interest income increased $.3 million, or 0.7%, to $37.2 million for the nine months ended September 30, 2013, from $36.9 million for the same period in 2012. Net interest income remained approximately the same due to an increase in investment and loan balances offset by declines in interest-bearing asset rates compared to the increase in demand and savings balances offset by decline in rates of interest-bearing liabilities during the same period.

For the nine months ended September 30, 2013, average earning assets increased by $41.4 million, or 2.9%, and average interest-bearing liabilities decreased $2.6 million or .2%, compared with average balances for the same period in 2012. The changes in average balances for these periods are shown below:

•	Average interest-bearing deposits held by the Company increased $250,000 or 1.7%.

•	Average federal funds sold decreased $43.1 million or 82.6%.

•	Average certificates of deposit investments decreased by $8.3 million or 70.9%.

•	Average loans increased by $59.2 million or 7.0%.

•	Average securities increased by $33.3 million or 6.6%.

•	Average deposits increased by $27.9 million or 2.7%.

•	Average securities sold under agreements to repurchase decreased by $25.9 million or 22.8%.

•	Average borrowings and other debt decreased by $4.6 million or 12.4%.

•	Net interest margin decreased to 3.37% for the first nine months of 2013 from 3.44% for the first nine months of 2012.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis (TE) where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes assuming a federal tax rate of 35% (referred to as the tax equivalent adjustment). The year-to-date net yield on interest-earning assets (TE) was 3.46% and 3.52% for the first nine months of 2013 and 2012, respectively. The TE adjustments to net interest income for the nine months ended September 30, 2013 and 2012 were $967,000 and $796,000, respectively.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2013 and 2012 was $1.7 million and $1.8 million, respectively.  Nonperforming loans were $7 million and $7.8 million as of September 30, 2013 and 2012, respectively.  Net charge-offs were $.5 million for the nine months ended September 30, 2013 compared to $1.2 million during the same period in 2012.  For information on loan loss experience and nonperforming loans, see discussion under the “Nonperforming Loans” and “Loan Quality and Allowance for Loan Losses” sections below.

Other Income

An important source of the Company’s revenue is other income.  The following table sets forth the major components of other income for the three and nine-months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	$ Change	2013	2012	$ Change
Trust revenues	$777	$759	$18	$2,476	$2,371	$105
Brokerage commissions	201	184	17	590	494	96
Insurance commissions	421	392	29	1,317	1,476	(159)
Service charges	1,265	1,248	17	3,620	3,537	83
Security gains, net	1,456	110	1,346	2,291	933	1,358
Impairment recoveries (losses) on securities	—	127	(127)	—	127	(127)
Mortgage banking revenue, net	235	475	(240)	826	1,038	(212)
ATM / debit card revenue	989	852	137	2,819	2,543	276
Other	353	376	(23)	1,022	1,081	(59)
Total other income	$5,697	$4,523	$1,174	$14,961	$13,600	$1,361

Following are explanations of the changes in these other income categories for the three months ended September 30, 2013 compared to the same period in 2012:

•
Trust revenues increased $18,000 or 2.4% to $777,000 from $759,000 due primarily to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $698.7 million at September 30, 2013 compared to $608.4 million at September 30, 2012.

•	Revenues from brokerage increased $17,000 or 9.2% to $201,000 from $184,000 due to an increase in the number of brokerage accounts from new business development efforts.

•	Insurance commissions increased $29,000 or 7.4% to $421,000 from $392,000 due to an increase in insurance premiums written during 2013 compared to 2012.

•	Fees from service charges increased $17,000 or 1.4% to $1.27 million from $1.25 million due to an increase in commercial transaction account fees.

•
The sale of securities during the three months ended September 30, 2013 resulted in net securities gains of $1.5 million compared to $237,000 during the three months ended September 30, 2012. The increase in securities gains during this period was primarily due to the sale of two trust preferred securities that resulted in net security gains of $1.4 million.

•	Mortgage banking income decreased $240,000 or 50.5% to $235,000 from $475,000. Loans sold balances were as follows:

•	$16.4 million (representing 138 loans) for the third quarter of 2013.

•	$29.8 million (representing 238 loans) for the third quarter of 2012.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $137,000 or 16.1% to $989,000 from $852,000 due to an increase in electronic transactions.

•
Other income decreased $23,000 or 6.1% to $353,000 from $376,000 due to a decline in rental income from other real estate owned that was sold during the third quarter of 2013 and less loan closing fees compared to 2012.

Following are explanations of the changes in these other income categories for the nine months ended September 30, 2013 compared to the same period in 2012:

•
Trust revenues increased $105,000 or 4.4% to $2.5 million from $2.4 primarily due to an increase in revenues from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets, at market value, were $698.7 million at September 30, 2013 compared to $608.4 million at September 30, 2012.

•	Revenues from brokerage increased $96,000 or 19.4% to $590,000 from $494,000 due to an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $159,000 or 10.8% to $1.3 million from $1.5 million primarily due to lower contingency income received from carriers based upon claims experience during 2013 compared to the same period in 2012.

•	Fees from service charges increased $83,000 or 2.3% to $3.6 million from $3.5 million primarily due to an increase in commercial transaction account fees.

•
The sale of securities during the nine months ended September 30, 2013 resulted in net securities gains of $2.3 million compared to $.9 million during the nine months ended September 30, 2012. The increase in securities gains during this period was primarily due to the sale of two trust preferred securities that resulted in net security gains of $1.4 million.

•	Mortgage banking income decreased $212,000 or 20.4% to $.8 million from $1 million. Loans sold balances were as follows:

▪	$55.9 million (representing 466 loans) for the nine months ended of September 30, 2013.

▪	$67.2 million (representing 557 loans) for the nine months ended of September 30, 2012.

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•	Revenue from ATMs and debit cards increased $276,000 or 10.9% to $2.8 million from $2.5 million due to an increase in the number of electronic transactions.

•	Other income decreased $59,000 or 5.5% to $1 million from $1.1 million primarily due to a decline in rental income from the other real estate owned that was sold during 2013.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations.  The following table sets forth the major components of other expense for the three and nine-months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30			Nine months ended September 30,
	2013	2012	$ Change	2013	2012	$ Change
Salaries and employee benefits	$6,267	$5,914	$353	$18,036	$17,437	$599
Net occupancy and equipment expense	2,067	2,028	39	6,212	6,042	170
Net other real estate owned expense	23	59	(36)	185	357	(172)
FDIC insurance	197	202	(5)	632	665	(33)
Amortization of intangible assets	170	179	(9)	511	603	(92)
Stationery and supplies	175	134	41	437	445	(8)
Legal and professional	459	557	(98)	1,621	1,665	(44)
Marketing and donations	314	138	176	821	689	132
Other operating expenses	1,410	1,351	59	4,157	4,058	99
Total other expense	$11,082	$10,562	$520	$32,612	$31,961	$651

Following are explanations for the changes in these other expense categories for the three months ended September 30, 2013 compared to the same period in 2012:

•
Salaries and employee benefits, the largest component of other expense, increased $353,000 or 6.0% to $6.3 million from $5.9 million. This increase was primarily due to merit increases for continuing employees during the first quarter of 2013 and an increase in the number of full-time equivalent employees compared to last year. There were 410 full-time equivalent employees at September 30, 2013 compared to 403 at September 30, 2012.

•	Occupancy and equipment expense increased $39,000 or 1.9% to $2.1 million from $2 million. This increase was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense decreased $36,000 or 61% to $23,000 from $59,000. The decrease in 2013 was primarily due to less write downs of properties to appraised value during 2013 compared to 2012.

•	FDIC insurance expense decreased $5,000 or 2.5% to $197,000 from $202,000 due to lower assessment rates in the current year.

•
Expense for amortization of intangible assets decreased $9,000 or 5.0% to $170,000 from $179,000 for the three months ended September 30, 2013 and 2012. The decrease in intangible amortization expense in 2013 was due to less amortization expense for core deposit intangibles in 2013 compared to 2012.

•	Other operating expenses increased $59,000 or 4.4% to $1.4 million in 2013 from $1.3 million in 2012.

•
On a net basis, all other categories of operating expenses increased $119,000 or 14.4% to $948,000 in 2013 from $829,000 in 2012. The increase was due to increases in marketing and promotion expenses and stationery and supplies offset by a decrease in legal and professional fees.

Following are explanations for the changes in certain of these other expense categories for the nine months ended September 30, 2013 compared to the same period in 2012:

•
Salaries and employee benefits, the largest component of other expense, increased $599,000 or 3.4% to $18 million from $17 million.  This increase was primarily due to merit increases for continuing employees during the first quarter of 2013 and an increase in the number of full-time equivalent employees compared to last year. There were 410 and 403 full-time equivalent employees at September 30, 2013 and 2012, respectively.

•	Occupancy and equipment expense increased $170,000 or 2.8% to $6.2 million from $6 million. This increase was primarily due to increases in maintenance and repair expense for equipment and software.

•
Net other real estate owned expense decreased $172,000 or 48.2% to $185,000 from $357,000. The decrease in 2013 was primarily due to less write downs of properties to appraised value during 2013 compared to 2012.

•	FDIC insurance expense decreased $33,000 or 5% to $632,000 from $665,000 due to lower assessment rates during 2013 compared to 2012.

•
Expense for amortization of intangible assets decreased $92,000 or 15.3% to $511,000 from $603,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in intangible amortization expense in 2013 was due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles in 2013 compared to 2012.

•	Other operating expenses increased $99,000 or 2.4% to $4.2 million in 2013 from $4.1 million in 2012 due to increases in various expenses.

•
On a net basis, all other categories of operating expenses increased $80,000 or 2.9% to $2.9 million in 2013 from $2.8 milion in 2012.  The increase was primarily due to a increase in marketing and promotion expenses, offset by a decrease in stationery and supplies expense, and legal and professional fees.

Income Taxes

Total income tax expense amounted to $6.7 million (37.7% effective tax rate) for the nine months ended September 30, 2013, compared to $6.3 million (37.4% effective tax rate) for the same period in 2012.

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

The following table sets forth the amortized cost of the available-for-sale securities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,037	1.56%	$180,851	1.75%
Obligations of states and political subdivisions	65,175	3.41%	53,064	3.62%
Mortgage-backed securities: GSE residential	238,749	2.64%	252,310	2.81%
Trust preferred securities	3,652	1.15%	4,974	3.50%
Other securities	6,035	1.19%	9,663	1.92%
Total securities	$511,648	2.29%	$500,862	2.53%

At September 30, 2013, the Company’s investment portfolio increased by $10.8 million from December 31, 2012 due to the purchase of various securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed.

The table below presents the credit ratings as of September 30, 2013 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at September 30, 2013 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$198,037	$191,492	$1,704	$189,788	$—	$—	$—	$—
Obligations of state and political subdivisions	65,175	64,677	4,702	35,773	21,628	1,095	—	1,479
Mortgage-backed securities (2)	238,749	237,896	—	—	—	—	—	237,896
Trust preferred securities	3,652	174	—	—	—	—	174	—
Other securities	6,035	6,065	—	—	5,995	—	—	70
Total investments	$511,648	$500,304	$6,406	$225,561	$27,623	$1,095	$174	$239,445

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

The trust preferred securities is one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). On July 22, 2013, the Company sold two of its trust preferred securities (PreTSL I and PreTSL II). This sale resulted in recovery of all of the book value of these securities. The net proceeds exceeded the aggregate book value of these securities by approximately $1.4 million and this amount was recorded as a security gain during the third quarter of 2013.

The following table contains information regarding the remaining trust preferred security as of September 30, 2013:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,652,000
Fair value	$174,000
Unrealized gains/(losses)	$(3,478,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	27
Number of issuers in default	8
Number of issuers in deferral	8
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	23.8%
Remaining collateral	$346,116,000
Actual defaults & deferrals as a % of remaining collateral	25.2%
Expected defaults & deferrals as a % of remaining collateral	33.2%
Performing collateral	$255,116,000
Current balance of class	$37,446,000
Subordination	$282,701,000
Excess subordination	$(27,585,000)
Excess subordination as a % of remaining performing collateral	(10.8)%
Discount rate (1)	1.54%-5.94%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

The trust preferred pooled security is a Collateralized Debt Obligation (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies and insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the current outstanding balance of the specific class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes’ notes were paid. However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder will not receive a greater than projected or even full payment of cash flow at maturity.

At September 30, 2013 and 2012 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of the security, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine tranche or class which is subordinate to more senior tranches of the issue. The Company is receiving PIK for this security due to failure of the required senior tranche coverage tests described. This security is projected to remain in PIK status for approximately four more years.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing the trust preferred security on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the security.  The Company intends to keep the security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of the securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company performed further detailed analysis of the investments cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of these securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 3 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for the trust preferred security investment accurately reflects the position of the security at September 30, 2013 and December 31, 2012.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	% Outstanding Loans	December 31, 2012	% Outstanding Loans
Construction and land development	$20,058	2.1%	$31,341	3.4%
Agricultural real estate	101,854	10.8%	86,271	9.5%
1-4 Family residential properties	189,440	20.1%	186,498	20.5%
Multifamily residential properties	42,342	4.5%	44,863	4.9%
Commercial real estate	342,580	36.4%	316,322	34.7%
Loans secured by real estate	696,274	73.9%	665,295	73.0%
Agricultural loans	60,589	6.4%	61,014	6.7%
Commercial and industrial loans	159,728	16.9%	160,299	17.6%
Consumer loans	15,296	1.6%	16,264	1.8%
All other loans	11,204	1.2%	8,193	0.9%
Total loans	$943,091	100.0%	$911,065	100.0%

Overall loans increased $32 million, or 3.5%.  The increase was primarily due to increases in farm loans and commercial real estate loans offset by a decrease in agricultural loans, commercial and industrial loans, and construction and land development loans.  The balance of real estate loans held for sale, included in the balances shown above, amounted to $1.1 million and $212,000 as of September 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding loans
Mattoon region	$194,767	20.7%	$183,657	20.2%
Charleston region	47,834	5.1%	51,179	5.6%
Sullivan region	128,916	13.7%	128,650	14.1%
Effingham region	66,328	7.0%	63,910	7.0%
Decatur region	232,324	24.6%	218,318	24.0%
Peoria region	157,977	16.7%	156,370	17.2%
Highland region	114,945	12.2%	108,981	11.9%
Total all regions	$943,091	100.0%	$911,065	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2013 and 2012, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At September 30, 2013 and December 31, 2012, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	September 30, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$135,579	14.38%	$124,367	13.65%
Lessors of non-residential buildings	98,462	10.44%	89,940	9.87%
Lessors of residential buildings & dwellings	56,388	5.98%	59,848	6.57%
Hotels and motels	45,224	4.80%	45,783	5.03%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of September 30, 2013, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$16,039	$3,707	$312	$20,058
Agricultural real estate	6,817	45,557	49,480	101,854
1-4 Family residential properties	20,732	90,015	78,693	189,440
Multifamily residential properties	684	16,220	25,438	42,342
Commercial real estate	36,563	210,748	95,269	342,580
Loans secured by real estate	80,835	366,247	249,192	696,274
Agricultural loans	46,790	11,837	1,962	60,589
Commercial and industrial loans	101,669	41,461	16,598	159,728
Consumer loans	3,132	11,479	685	15,296
All other loans	2,890	2,023	6,291	11,204
Total loans	$235,316	$433,047	$274,728	$943,091

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of September 30, 2013, loans with maturities over one year consisted of approximately $635.2 million in fixed rate loans and approximately $72.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Nonaccrual loans	$6,880	$7,573
Restructured loans which are performing in accordance with revised terms	131	20
Total nonperforming loans	7,011	7,593
Repossessed assets	430	1,229
Total nonperforming loans and repossessed assets	$7,441	$8,822
Nonperforming loans to loans, before allowance for loan losses	0.74%	0.83%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.79%	0.97%

The $693,000 decrease in nonaccrual loans during 2013 resulted from the net of $2,543,000 of loans put on nonaccrual status, offset by $711,000 of loans transferred to other real estate owned, $277,000 of loans charged off and $2,248,000 of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	September 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,748	25.4%	$1,522	20.1%
Agricultural real estate	235	3.4%	418	5.5%
1-4 Family residential properties	901	13.1%	1,899	25.1%
Commercial real estate	2,927	42.6%	2,063	27.2%
Loans secured by real estate	5,811	84.5%	5,902	77.9%
Agricultural loans	209	3.0%	1,634	21.6%
Commercial and industrial loans	814	11.8%	37	0.5%
Consumer loans	46	0.7%	—	—%
Total loans	$6,880	100.0%	$7,573	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $109,000 and $165,000 for the nine months ended September 30, 2013 and 2012, respectively.

The $799,000 decrease in repossessed assets during the first nine months of 2013 resulted from the net of $795,000 of additional assets repossessed, $1,485,000 of repossessed assets sold and $109,000 of further write-downs of repossessed assets to current market value.

The following table summarizes the composition of repossessed assets (in thousands):

	September 30, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	64.7%	$278	22.6%
1-4 family residential properties	95	22.1%	539	43.9%
Multi-family residential properties	—	—%	30	2.4%
Commercial real estate	57	13.2%	340	27.7%
Total real estate	430	100.0%	1,187	96.6%
Consumer Loans	—	—%	42	3.4%
Total repossessed collateral	$430	100.0%	$1,229	100.0%

Repossessed assets sold during the first nine months of 2013 resulted in net gains of $37,000, of which $42,000 in gains was related to real estate asset sales and $5,000 in losses was related to other repossessed assets. Repossessed assets sold during 2012 resulted in net losses of $267,000, of which $257,000 was related to real estate asset sales and $10,000 was related to other repossessed assets.

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

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At September 30, 2013, the Company’s loan portfolio included $162.3 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $135.6 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $15.1 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming increased $11.2 million from $124.4 million at December 31, 2012.

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

In addition, the Company has $45.2 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98.5 million of loans to lessors of non-residential buildings and $56.4 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses as of September 30, 2013 and 2012, and of changes in the allowance for the three and nine month periods ended September 30, 2013 and 2012, is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Average loans outstanding, net of unearned income	$932,224	$871,900	$910,785	$851,570
Allowance-beginning of period	12,131	11,455	11,776	11,120
Charge-offs:
Real estate-mortgage	40	501	278	1,036
Commercial, financial & agricultural	162	39	377	319
Installment	17	5	27	28
Other	55	40	142	112
Total charge-offs	274	585	824	1,495
Recoveries:
Real estate-mortgage	3	13	19	118
Commercial, financial & agricultural	110	11	190	60
Installment	3	8	26	19
Other	29	23	83	72
Total recoveries	145	55	318	269
Net charge-offs	129	530	506	1,226
Provision for loan losses	975	720	1,707	1,751
Allowance-end of period	$12,977	$11,645	$12,977	$11,645
Ratio of annualized net charge-offs to average loans	0.06%	0.24%	0.07%	0.19%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.38%	1.30%	1.38%	1.30%
Ratio of allowance for loan losses to nonperforming loans	185.1%	148.5%	185.1%	148.5%

The ratio of the allowance for loan losses to nonperforming loans is 185.1% as of September 30, 2013 compared to 148.5% as of September 30, 2012.  During the first nine months of 2013, the Company had net charge-offs of $506,000 compared to $1.2 million in 2012. During 2013, the Company’s significant charge-offs included $138,000 on five commercial real estate loans of three borrowers, $49,000 on one residential real estate loan and $337,000 on eight commercial operating loans of six borrowers.

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012 (dollars in thousands):

	Nine months ended September 30, 2013		Nine months ended September 30, 2012		Year ended December 31, 2012
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$240,533	—%	$211,024	—%	$219,218	—%
Interest-bearing	543,574	0.15%	508,432	0.31%	511,199	0.28%
Savings	297,598	0.16%	279,015	0.45%	281,831	0.42%
Time deposits	202,520	0.73%	228,317	1.02%	224,350	0.98%
Total average deposits	$1,284,225	0.22%	$1,226,788	0.42%	$1,236,598	0.39%

The following table sets forth the high and low month-end balances for the nine months ended September 30, 2013 and 2012 and for the year ended December 31, 2012 (in thousands):

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	Year ended December 31, 2012
High month-end balances of total deposits	$1,310,169	$1,257,960	$1,274,065
Low month-end balances of total deposits	1,263,941	1,193,341	1,193,341

During the first nine months of 2013, the average balance of deposits increased by $47.6 million from the average balance for the year ended December 31, 2012. Average non-interest bearing deposits increased by $21.3 million, average interest bearing account balances increased by $32.4 million, savings account balances increased $15.8 million and balances of time deposits declined $21.8 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
3 months or less	$17,577	$16,468
Over 3 through 6 months	10,574	10,847
Over 6 through 12 months	19,910	15,778
Over 12 months	23,889	19,469
Total	$71,950	$62,562

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

Information relating to securities sold under agreements to repurchase and other borrowings as of September 30, 2013 and December 31, 2012 is presented below (dollars in thousands):

	September 30, 2013	December 31, 2012
Securities sold under agreements to repurchase	$78,114	$113,484
Fed funds	5,000	—
Federal Home Loan Bank advances:
FHLB-Overnight	—	—
Fixed term – due in one year or less	10,000	—
Fixed term – due after one year	10,000	5,000
Junior subordinated debentures	20,620	20,620
Total	$123,734	$139,104
Average interest rate at end of period	0.58%	0.61%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$97,374	$118,030
Fed funds	5,000	—
Federal Home Loan Bank advances:
FHLB-Overnight	11,000	—
Fixed term – due in one year or less	10,000	9,750
Fixed term – due after one year	10,000	5,000
Debt:
Debt due in one year or less	—	8,250
Junior subordinated debentures	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$87,500	$113,443
Federal funds purchased	1,224	59
Federal Home Loan Bank advances:
FHLB-overnight	3,584	3
Fixed term – due in one year or less	1,429	5,616
Fixed term – due after one year	5,659	5,000
Debt:
Loans due in one year or less	—	4,035
Junior subordinated debentures	20,620	20,620
Total	$120,016	$148,776
Average interest rate during the period	0.68%	0.88%

Securities sold under agreements to repurchase declined $35.4 million during the first nine months of 2013 primarily due to the seasonal declines in balances of various customers. FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At September 30, 2013 the fixed term advances consisted of $20 million as follows:

•	$10 million advance at .18% with a 3-month maturity, due November 25, 2013

•	$5 million advance at .57% with a 2-year maturity, due August 26, 2015

•	$5 million advance at 4.58% with a 10-year maturity, due July 13, 2016, one year lockout, callable quarterly

The Company is party to a revolving credit agreement with The Northern Trust Company in the amount of $20 million. The balance on this line of credit was zero as of September 30, 2013. This loan was renewed on April 20, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at September 30, 2013). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2013 and 2012 and December 31, 2012.

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

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.12% and 3.19% at September 30, 2013 and December 31, 2012, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.85% and 1.91% at and September 30, 2013 and December 31, 2012, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

The trust preferred securities issued by Trust I and Trust II are included as Tier 1 capital of the Company for regulatory capital purposes.  On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the calculation of Tier 1 capital for regulatory purposes.  The final rule provided a five-year transition period, ending September 30, 2010, for application of the revised quantitative limits. On March 17, 2009, the Federal Reserve Board adopted an additional final rule that delayed the effective date of the new limits on inclusion of trust preferred securities in the calculation of Tier 1 capital until March 31, 2012. The application of the revised quantitative limits did not and is not expected to have a significant impact on its calculation of Tier 1 capital for regulatory purposes or its classification as well-capitalized. The Dodd-Frank Act, signed into law July 21, 2010, removes trust preferred securities as a permitted component of a holding company’s Tier 1 capital after a three-year phase-in period beginning January 1, 2013 for larger holding companies. For holding companies with less than $15 billion in consolidated assets, existing issues of trust preferred securities are grandfathered and not subject to this new restriction. Similarly, the final rule implementing the Basel III reforms allows holding companies with less than $15 billion in consolidated assets as of December 31, 2009 to continue to count toward Tier 1 capital any trust preferred securities issued before May 19, 2010. New issuances of trust preferred securities, however would not count as Tier 1 regulatory capital.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at September 30, 2013 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$532	$—	$—	$—	$—	$—	$532	$532
Certificates of deposit investments	0	—	—	—	—	—	$0	$0
Taxable investment securities	5,110	806	611	2,308	37,420	389,372	$435,627	$435,627
Nontaxable investment securities	557	10	1,060	1,626	382	61,042	$64,677	$64,677
Loans	390,845	126,751	135,820	132,012	97,017	60,646	$943,091	$955,035
Total	$397,044	$127,567	$137,491	$135,946	$134,819	$511,060	$1,443,927	$1,455,871
Interest-bearing liabilities:
Savings and NOW accounts	$108,313	$32,487	$33,689	$46,916	$48,269	$285,248	$554,922	$554,922
Money market accounts	222,793	4,466	4,590	5,955	6,079	32,130	$276,013	$276,013
Other time deposits	147,947	27,663	13,805	8,918	9,818	123	$208,274	$208,535
Short-term borrowings/debt	93,114	—	—	—	—	—	$93,114	$93,120
Long-term borrowings/debt	20,620	5,000	5,000	0	—	—	$30,620	$22,743
Total	$592,787	$69,616	$57,084	$61,789	$64,166	$317,501	$1,162,943	$1,155,333
Rate sensitive assets – rate sensitive liabilities	$(195,743)	$57,951	$80,407	$74,157	$70,653	$193,559	$280,984
Cumulative GAP	$(195,743)	$(137,792)	$(57,385)	$16,772	$87,425	$280,984
Cumulative amounts as % of total Rate sensitive assets	(13.6)%	4.0%	5.6%	5.1%	4.9%	13.4%
Cumulative Ratio	(13.6)%	(9.5)%	(4.0)%	1.2%	6.1%	19.5%

The static GAP analysis shows that at September 30, 2013, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At September 30, 2013, the Company’s stockholders' equity had decreased $6.1 million, or 3.9%, to $150.6 million from $156.7 million as of December 31, 2012. During the first nine months of 2013, net income contributed $11,103,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $11.5 million, net of tax and additional purchases of treasury stock (113,000 shares at an average cost of $23.13 per share) decreased stockholders’ equity by approximately $2.6 million.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of September 30, 2013 and December 31, 2012, the Company and First Mid Bank met all capital adequacy requirements.

As of September 30, 2013, both the Company and First Mid Bank had capital ratios above the required minimums for regulatory capital adequacy,  and First Mid Bank had capital ratios that qualified it for treatment as well-capitalized under the regulatory framework for prompt corrective action with respect to banks.

To be categorized as well-capitalized, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the following table (dollars in thousands):

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital (to risk-weighted assets)
Company	$169,468	16.21%	$83,627	> 8.00%	N/A	N/A
First Mid Bank	157,910	15.26	82,797	> 8.00	$103,496	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	156,682	14.99	41,814	> 4.00	N/A	N/A
First Mid Bank	145,254	14.04	41,398	> 4.00	62,098	> 6.00
Tier 1 Capital (to average assets)
Company	156,682	10.20	61,448	> 4.00	N/A	N/A
First Mid Bank	145,254	9.51	61,078	> 4.00	76,347	> 5.00
December 31, 2012
Total Capital (to risk-weighted assets)
Company	$161,799	15.65%	$82,693	> 8.00%	N/A	N/A
First Mid Bank	143,942	14.04	82,047	> 8.00	$102,559	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	150,023	14.51	41,346	> 4.00	N/A	N/A
First Mid Bank	132,166	12.89	41,024	> 4.00	61,535	> 6.00
Tier 1 Capital (to average assets)
Company	150,023	9.66	62,093	> 4.00	N/A	N/A
First Mid Bank	132,166	8.56	61,771	> 4.00	77,213	> 5.00

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of September 30, 2013, the Company had awarded 59,500 shares as stock options under the SI plan. There were no stock options granted in 2013 or 2012.  The company awarded 16,182 shares and 15,162 shares during 2013 and 2012, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

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

During the nine months ended September 30, 2013, the Company repurchased 113,002 shares at a total cost of approximately $2,614,000. Since 1998, the Company has repurchased a total of 3,317,898 shares at a total price of approximately $64,700,000.  As of September 30, 2013, the Company is authorized per all repurchase programs to purchase $2,709,000 in additional shares.

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, deposits of the State of Illinois, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for the sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of September 30, 2013, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At September 30, 2013, the excess collateral at the FHLB would support approximately $86.6 million of additional advances.

•	First Mid Bank receives deposits from the State of Illinois. The receipt of these funds is subject to competitive bid and requires collateral to be pledged at the time of placement.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of September 30, 2013, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of zero and $15 million in available funds.  This loan was renewed on April 20, 2013 for one year as a revolving credit agreement. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at September 30, 2013 and 2012 and December 31, 2012.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at September 30, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$208,274	$140,916	$46,444	$20,791	$123
Debt	20,620	—	—	—	20,620
Other borrowings	98,114	88,114	10,000	—	—
Operating leases	3,525	1,161	1,034	557	773
Supplemental retirement	879	50	200	200	429
	$331,412	$230,241	$57,678	$21,548	$21,945

For the nine months ended September 30, 2013, net cash of $14.7 million was provided from operating activities and $35.1 million and $30.3 million was used in investing activities and financing activities, respectively. In total, cash and cash equivalents decreased by $50.7 million since year-end 2012.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Unused commitments and lines of credit:
Commercial real estate	$26,654	$27,800
Commercial operating	127,290	132,040
Home equity	23,509	25,255
Other	40,762	46,430
Total	$218,215	$231,525
Standby letters of credit	$4,036	$3,351

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	460	$21.88	460	$3,017,000
August 1, 2013 - August 31, 2013	35,919	$22.50	35,919	$2,209,000
September 1, 2013 - September 30, 2013	8,978	$22.58	8,978	$2,006,000
Total	45,357	$22.51	45,357	$2,006,000

See heading “Stock Repurchase Program” for more information regarding stock purchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date:  November 7, 2013

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.