Form 10-K
period 2013-12-31
FIRST MID ILLINOIS BANCSHARES INC
filed 2014-03-06
CIK 700565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form    Yes [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes  [X] No

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $80,907,564.  Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

As of March 6, 2014, 5,872,977 shares of the Registrant’s common stock, $4.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Into Form 10-K Part:
Portions of the Proxy Statement for 2014 Annual Meeting of Shareholders to be held on April 30, 2014 III

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

In 2013, the Company opened a de novo branch in Decatur.

Employees

The Company, MIDS, First Mid Insurance and First Mid Bank, collectively, employed 406 people on a full-time equivalent basis as of December 31, 2013.  The Company places a high priority on staff development, which involves extensive training, including customer service training.  New employees are selected on the basis of both technical skills and customer service capabilities.  None of the employees are covered by a collective bargaining agreement with the Company. The Company offers a variety of employee benefits.

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

Business Strategies

Mission Statement. The Company’s mission statement is to satisfy the broad financial needs of its customers, provide value for its shareholders, career opportunities for its employees, and contribute to the well-being of its communities.
Excellence 2015. Excellence 2015 is a strategic plan that was developed in 2012. This multi-year strategic plan has broad-based initiatives designed to ensure the Company performs at a level with the highest performing community banks in the Midwest and to increase value for its shareholders, customers and employees in the future. The strategic plan was developed by executive management of the Company, and modified and adopted by the Board of DIrectors, without incurring any costs for third-party assistance. This initiative coincides with the 150th anniversary of the organization that will occur in April 2015. The Excellence 2015 plan was not undertaken as a result of any weaknesses or deficiencies identified during the Company’s control assessments but rather as part of the Company’s effort to continually assess and improve. Excellence 2015 is comprised of broad strategies for growth, customers, employees, operations and infrastructure, shareholders and risk management. Following is a description of these strategies.

Growth Strategy.  The Company believes that growth of revenues and its customer base is vital to the goal of increasing the value of its shareholders’ investment. The Company strives to create shareholder value by maintaining a strong balance sheet and increasing profits. Management attempts to grow in two primary ways:

· by organic growth through adding new customers and selling more products and services to existing customers; and
· by acquisitions.

Virtually all of the Company’s customer-contact personnel, in each of its business lines, are engaged in organic growth efforts to one degree or another. These personnel attempt to match products and services with the particular financial needs of individual customers and prospective customers.  Many senior officers of the organization are required to attend monthly meetings where they report on their business development efforts and results.  Executive management uses these meetings as an educational and risk management opportunity as well.  Cross-selling opportunities are encouraged between the business lines.

Within the community banking line, the Company has focused on growing business operating and real estate loans.  Total commercial real estate loans have increased from $226 million at December 31, 2009 to $357 million at December 31, 2013.  Approximately 60% of the Company’s total revenues were derived from lending activities in the fiscal year ended December 31, 2013. The Company has also focused on growing its commercial and retail deposit base through growth in checking, money markets and customer repurchase agreement balances. The wealth management line has focused its growth efforts on estate planning, investment and farm management services for individuals and employee benefit services for businesses.  The insurance brokerage line has focused on increasing property and casualty and group medical insurance for businesses and personal lines insurance to individuals.

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

Customer Strategy. The Company uses its market and customer knowledge to build relationships that provide high-value customer experiences.

Employee Strategy. The judgments, experiences and capabilities of the Company’s employees are used to create an environment where meeting the needs of our customer, communities and stockholders is always of importance.

Strategy for Operations & Infrastructure. Operationally, the Company centralizes most administrative and operational tasks within its home office in Mattoon, Illinois. This allows branches to maintain customer focus, helps assure compliance with banking regulations, keeps fixed administrative costs at as low a level as practicable, and allows for better management of risk inherent in the business. The Company also utilizes technology where practicable in daily banking activities to reduce the potential for human error. While the Company does not employ every new technology that is introduced, it attempts to be competitive with other banking organizations with respect to operational and customer technology.

Shareholder Strategy. The Company strives to provide a competitive dividend as well as the opportunity for stock price appreciation.

Risk Management Strategy. The Company maintains a comprehensive risk management framework. The Company has initiated an Enterprise Risk Management (“ERM”) process whereby management assesses the relevant risks inherent in the business, determines internal controls and procedures are in place to address the various risks, develops a structure for monitoring and reporting risk indicators and trends over time, and incorporates action plans to manage risk positions. The ERM process was not undertaken as a result of any weaknesses or deficiencies identified during the Company’s control assessments but rather is part of the Company’s effort to continually assess and improve by taking a more holistic approach to risk management. The Company's Chief Risk Management Officer is responsible for facilitating the ERM process. The Company utilizes a comprehensive set of operational policies and procedures that have been developed over time. These policies are continually reviewed by management, the Chief Risk Management Officer, and the Board of Directors. The Company’s internal audit function completes procedures to ensure compliance with these policies. While there are several risks that pertain to the business of banking, three risks that are inherent with most banking companies are credit risk, interest rate risk, and liquidity risk.

In the business of banking, credit risk is an important risk as losses from uncollectible loans can diminish capital, earnings and shareholder value.  In order to address this risk, the lending function of First Mid Bank receives significant attention from executive management and the Board of Directors.  An important element of credit risk management is the quality, experience and training of the loan officers of First Mid Bank. The Company has invested, and will continue to invest, significant resources to ensure the quality, experience and training of First Mid Bank’s loan officers in order to keep credit losses at a minimum. In addition to the human element of credit risk management, the Company’s loan policies address the additional aspects of credit risk.  Most lending personnel have signature authority that allows them to lend up to a certain amount based on their own judgment as to the creditworthiness of a borrower. The amount of the signature authority is based on the lending officers’ experience and training.  The Senior Loan Committee, consisting of the most experienced lenders within the organization and three non-employee members of the board of directors, must approve all underwriting decisions in excess of $2 million and up to 75% of the legal lending limit which was $24.2 million at December 31, 2013. The full Board of Directors must approve all underwriting decisions in excess of 75% of the legal lending limit. While the underlying nature of lending will result in some amount of loan losses, First Mid Bank’s loan loss experience has been good with average net charge offs amounting to $2.2 million (0.27% of total loans) over the past five years. Nonperforming loans were $6.5 million (0.66% of total loans) at December 31, 2013.  These percentages have historically compared well with peer financial institutions and continue to do so today.

Interest rate and liquidity risk are two other forms of risk embedded in the banking business. The Company’s Asset Liability Management Committee, consisting of experienced individuals who monitor all aspects of interest rates and maturities of interest earning assets and interest paying liabilities, manages these risks.  The underlying objectives of interest rate and liquidity risk management are to shelter the Company’s net interest margin from changes in interest rates while maintaining adequate liquidity reserves to meet unanticipated funding demands.  The Company uses financial modeling technology as a tool for evaluating these risks.  Despite the tools and methods used to monitor this risk, a sustained unfavorable interest rate environment will lead to some amount of compression in the net interest margin.  During 2013, the Company’s net interest margin decreased to 3.38% from 3.44% in 2012.

Markets and Competition

The Company has active competition in all areas in which First Mid Bank does business.  First Mid Bank competes for commercial and individual deposits, loans, and trust business with many east central Illinois banks, savings and loan associations, and credit unions.  The principal methods of competition in the banking and financial services industry are quality of services to customers, ease of access to facilities, and pricing of services, including interest rates paid on deposits, interest rates charged on loans, and fees charged for fiduciary and other banking services.

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

•
After a three-year phase-in period which began January 1, 2013, existing trust preferred securities for holding companies with consolidated assets greater than $15 billion and all new issuances of trust preferred securities are removed as a permitted component of a holding company’s Tier 1 capital.  Trust preferred securities outstanding as of May 19, 2010 that were issued by bank holding companies with total consolidated assets of less than $15 billion, such as First Mid, will continue to count as Tier 1 capital.

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

•
Limits and regulates, under the provisions of the Act know as the Volker Rule, a financial institution's ability to engage in proprietary trading or to own or invest in certain private equity and hedge funds.

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

As of December 31, 2013, the Company had regulatory capital, calculated on a consolidated basis, in excess of the Federal Reserve Board’s minimum requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 15.58%, a Tier 1 risk-based ratio of 14.37% and a leverage ratio of 10.12%.

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

On February 27, 2009, the FDIC adopted a final rule setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and, due to extraordinary circumstances, extended the period of the restoration plan to increase the deposit insurance fund to seven years. Also on February 27, 2009, the FDIC issued final rules on changes to the risk-based assessment system which imposes rates based on an institution’s risk to the deposit insurance fund. The new rates increased the range of annual risk based assessment rates from 5 to 7 basis points to 7 to 24 basis points. The final rules both increase base assessment rates and incorporate additional assessments for excess reliance on brokered deposits and FHLB advances. This new assessment took effect April 1, 2009. The Company expensed $743,000, $783,000 and $1,064,000 for this assessment during 2013, 2012 and 2011, respectively. The decrease in this assessment was primarily due to a lower assessment rate as a result of improvement in asset quality.

In addition to its insurance assessment, each insured bank was subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  The Company expensed $89,000, $92,000 and $103,000 during 2013, 2012 and 2011, respectively, for this assessment.

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

OCC Assessments.  All national banks are required to pay supervisory fees to the OCC to fund the operations of the OCC.  The amount of such supervisory fees is based upon each institution’s total assets, including consolidated subsidiaries, as reported to the OCC.  During the year ended December 31, 2013, First Mid Bank paid supervisory fees to the OCC totaling $333,000.

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

During the year ended December 31, 2013, First Mid Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirements, and its capital ratios exceeded those required for categorization as well-capitalized under the capital adequacy guidelines established by bank regulatory agencies with a total risk-based capital ratio of 14.89%, a Tier 1 risk-based ratio of 13.67% and a leverage ratio of 9.62%.
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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.  As of December 31, 2013, approximately $40.4 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

Supplemental Item – Executive Officers of the Registrant

The executive officers of the Company are elected annually by the Company’s Board of Directors and are identified below.

Name (Age)	Position With Company
Joseph R. Dively (54)	Chairman of the Board of Directors, President and Chief Executive Officer
Michael L. Taylor (45)	Executive Vice President and Chief Financial Officer
John W. Hedges (65)	Executive Vice President
Laurel G. Allenbaugh (53)	Executive Vice President
Eric S. McRae (48)	Executive Vice President
Charles A. LeFebvre (44)	Executive Vice President
Christopher L. Slabach (51)	Senior Vice President
Clay M. Dean (39)	Senior Vice President

Joseph R. Dively, age 54, is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since January 1, 2014 and the President of First Mid Bank since May 2011. Prior to assuming these positions in the Company, he was the Senior Executive Vice President of the Company beginning in May 2011. He was with Consolidated Communications Holdings, Inc. in Mattoon, Illinois from 2003 to May 2011.

Michael L. Taylor, age 45, has been Executive Vice President and Chief Financial Officer of the Company since May 2007. He served as Vice President from May 2000 to May 2007. He was with AMCORE Bank in Rockford, Illinois from 1996 to 2000.

John W. Hedges, age 65, has been Executive Vice President of the Company since September 1999 and Senior Executive Vice President and Chief Credit Officer of First Mid Bank since May 2011. He served as President of First Mid Bank from September 1999 to May 2011.  He was with National City Bank in Decatur, Illinois from 1976 to 1999.

Laurel G. Allenbaugh, age 53, has been Executive Vice President of Operations since April 2008. She served as Vice President of Operations from February 2000 to April 2008.  She served as Controller of the Company and First Mid Bank from 1990 to February 2000 and has been President of MIDS since 1998.

Eric S. McRae, age 48, has been Executive Vice President of the Company and Executive Vice President, Senior Lender of First Mid Bank since December 2008. He served as President of the Decatur region from 2001 to December 2008.

Charles A. LeFebvre, age 44, has been Executive Vice President of the Company since 2008 and Executive Vice President of the Trust and Wealth Management Division of First Mid Bank since 2007. He was an attorney with the law firm of Thomas, Mamer & Haughey from 2001 to 2007.

Christopher L. Slabach, age 51, has been Senior Vice President of the Company since 2007 and Senior Vice President, Risk Management of First Mid Bank since 2008. He served as Vice President, Audit of the Company from 1998 to 2007.

Clay M. Dean, age 39, has been Senior Vice President of the Company and Senior Vice President Chief Deposit Services Officer of First Mid Bank since November 2012. He served as Senior Vice President Director of Treasury Management of First Mid bank from 2010 to 2012.

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

Loan customers or other counter-parties may not be able to perform their contractual obligations resulting in a negative impact on the Company’s earnings. Overall economic conditions affecting businesses and consumers, including the current difficult economic conditions and market disruptions, could impact the Company’s credit losses. In addition, real estate valuations could also impact the Company’s credit losses as the Company maintains $727 million in loans secured by commercial, agricultural, and residential real estate. A significant decline in real estate values could have a negative effect on the Company’s financial condition and results of operations. In addition, the Company’s total loan balances by industry exceeded 25% of total risk-based capital for each of four industries as of December 31, 2013. A listing of these industries is contained in under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Loans” herein. A significant change in one of these industries such as a significant decline in agricultural crop prices, could adversely impact the Company’s credit losses.

Additional deterioration in the real estate market could lead to additional losses, which could have a material adverse effect on the business, financial condition and results of operations or the Company. Commercial and commercial real estate loans generally involve higher credit risks than residential real estate and consumer loans. Because payments on loans secured by commercial real estate or equipment are often dependent upon the successful operation and management of the underlying assets, repayment of such loans may be influenced to a great extent by conditions in the market or the economy. Increases in commercial and consumer delinquency levels or declines in real estate market values would require increased net charge-offs and increases in the allowance for loan and lease losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects.

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

Declines in the value of securities held in the investment portfolio may negatively affect the Company’s earnings and capital. The value of an investment in the portfolio could decrease due to changes in market factors. The market value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect the Company’s future earnings and capital. Continued volatility in the market value of certain of the investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on the Company’s accumulated other comprehensive loss and shareholders’ equity depending upon the direction of the fluctuations.

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

If the Company’s stock price declines from levels at December 31, 2013, management will evaluate the goodwill balances for impairment, and if the values of the businesses have declined, the Company could recognize an impairment charge for its goodwill.  Management performed an annual goodwill impairment assessment as of September 30, 2013. Based on these analyses, management concluded that the fair value of the Company’s reporting units exceeded the fair value of its assets and liabilities and, therefore, goodwill was not considered impaired. It is possible that management’s assumptions and conclusions regarding the valuation of the Company’s lines of business could change adversely, which could result in the recognition of impairment for goodwill, which could have a material effect on the Company’s financial position and future results of operations.

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

First Mid Insurance leases a facility located at 100 Lerna Road South, Mattoon, Illinois.

None of the properties owned by the Corporation are subject to any major encumbrances. The Company believes these facilities are suitable and adequate to operate its banking and related business. The net investment of the Company and subsidiaries in real estate and equipment at December 31, 2013 was $28.6 million.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECURITIES

The Company’s common stock was held by approximately 586 shareholders of record as of December 31, 2013 and is included for quotation on the over-the-counter electronic bulletin board.

The following table shows the high and low bid prices per share of the Company’s common stock for the indicated periods. These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Quarter	High	Low
2013
4th	$23.25	$21.55
3rd	$23.30	$21.00
2nd	$23.95	$22.11
1st	$25.00	$21.60
2012
4th	$25.50	$22.00
3rd	$27.00	$22.17
2nd	$26.00	$21.60
1st	$23.45	$18.45

The Board of Directors of the Company declared cash dividends semi-annually during the two years ended December 31, 2013 and 2012. The following table sets forth the cash dividends per share on the Company’s common stock for the last two years.

		Dividend
Date Declared	Date Paid	Per Share
10/22/2013	12/06/2013	$0.250
04/24/2013	06/07/2013	$0.210
10/23/2012	12/07/2012	$0.210
04/24/2012	06/08/2012	$0.210
12/13/2011	01/09/2012	$0.210

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

During 2012, the Board of Directors voted to pay the dividend scheduled to be paid in January 2013 prior to year-end 2012. Accordingly, there were three dividends paid during 2012. The Company resumed its practice of paying semi-annual dividends in 2013 subject to Board of Director approval.

The following table summarizes share repurchase activity for the fourth quarter of 2013:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs at End of Period
October 1, 2013 – October 31, 2013	5,625	$22.13	5,625	$1,182,000
November 1, 2013 – November 30, 2013	78,373	$22.48	78,373	$5,120,000
December 1, 2013 – December 31, 2013	5,171	$22.90	5,171	$5,001,000
Total	89,169	$22.49	89,169	$5,001,000

Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $71.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012 repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth a five-year comparison of selected financial data (dollars in thousands, except per share data).

	2013	2012	2011	2010	2009
Summary of Operations
Interest income	$53,459	$55,767	$56,772	$50,883	$51,409
Interest expense	3,535	6,157	8,504	10,756	15,837
Net interest income	49,924	49,610	48,268	40,127	35,572
Provision for loan losses	2,193	2,647	3,101	3,737	3,594
Other income	19,341	18,310	15,787	13,820	13,455
Other expense	43,504	42,838	43,053	36,927	33,212
Income before income taxes	23,568	22,435	17,901	13,283	12,221
Income tax expense	8,846	8,410	6,529	4,522	4,007
Net income	14,722	14,025	11,372	8,761	8,214
Dividends on preferred shares	4,417	4,252	3,576	2,240	1,821
Net income available to common stockholders	$10,305	$9,773	$7,796	$6,521	$6,393
Per Common Share Data
Basic earnings per share	$1.74	$1.62	$1.29	$1.07	$1.04
Diluted earnings per share	1.73	1.62	1.29	1.07	1.04
Dividends declared per share	0.46	0.42	0.40	0.38	0.38
Book value per common share	16.54	17.53	16.18	14.46	14.23
Capital Ratios
Total capital to risk-weighted assets	15.58%	15.65%	14.48%	12.84%	15.76%
Tier 1 capital to risk-weighted assets	14.37%	14.51%	13.37%	11.71%	14.57%
Tier 1 capital to average assets	10.12%	9.66%	8.99%	7.42%	10.63%
Financial Ratios
Net interest margin	3.38%	3.44%	3.45%	3.51%	3.40%
Return on average assets	0.94%	0.91%	0.76%	0.72%	0.74%
Return on average common equity	10.11%	9.53%	8.36%	7.20%	9.56%
Dividend on common shares payout ratio	26.44%	25.93%	31.01%	35.51%	36.54%
Average equity to average assets	9.81%	9.76%	8.88%	9.44%	9.59%
Allowance for loan losses as a percent of total loans	1.35%	1.29%	1.29%	1.29%	1.35%
Year End Balances
Total assets	$1,605,498	$1,578,032	$1,500,956	$1,468,245	$1,095,155
Net loans, including loans held for sale	969,555	899,289	848,954	794,188	691,288
Total deposits	1,287,616	1,274,065	1,170,734	1,212,710	840,410
Total equity	149,381	156,687	140,967	112,265	111,221
Average Balances
Total assets	$1,568,638	$1,543,453	$1,502,794	$1,219,353	$1,108,669
Net loans, including loans held for sale	912,452	855,335	796,520	708,367	692,961
Total deposits	1,283,599	1,236,598	1,212,206	972,811	744,043
Total equity	153,922	150,578	133,444	115,151	106,295

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a better understanding of the consolidated financial condition and results of operations of the Company and its subsidiaries years ended December 31, 2013, 2012 and 2011.  This discussion and analysis should be read in conjunction with the consolidated financial statements, related notes and selected financial data appearing elsewhere in this report.

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

For the Years Ended December 31, 2013, 2012 and 2011

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

Net income was $14.72 million, 14.02 million, and $11.37 million and diluted earnings per share were $1.73, $1.62, and $1.29 for the years ended December 31, 2013, 2012 and 2011, respectively. The increases in net income and earnings per share in 2013 was primarily the result of an increase in net interest income due to growth in loan balances and sustained low funding costs, the provision for loan losses was reduced given lower non-performing assets and net charge-offs and non-interest income increased as a result of more gains recognized on the sale of securities and greater trust and brokerage revenues.The following table shows the Company’s annualized performance ratios for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Return on average assets	0.94%	0.91%	0.76%
Return on average common equity	10.11%	9.53%	8.36%
Average common equity to average assets	9.81%	9.76%	8.88%

Total assets at December 31, 2013, 2012 and 2011 were $1.61 billion, $1.58 billion, and $1.50 billion, respectively. Net loan balances increased to $970 million at December 31, 2013, from $899 million at December 31, 2012, from $849 million at December 31, 2011. Of the increase in 2013, $61.4 million or 86% was due to increases in loans secured by real estate. Of the increase in 2012, $46.9 million or 93% was due to increases in loans secured by real estate.

Total deposit balances increased to $1.29 billion at December 31, 2013 from $1.27 billion at December 31, 2012 and from $1.17 billion at December 31, 2011. The increase in 2013 was due to increases in interest-bearing deposits offset by declines in savings account balances and non-interest bearing deposits. The increase in 2012 was due to increases in non-interest bearing and savings account balances offset by higher rate CDs that matured and were not replaced.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.38% for 2013, 3.44% for 2012 and 3.45% for 2011. The decrease during 2013 was primarily due to a greater decrease in rates on earning assets compared to the decline in rates on interest bearing liabilities. The decrease during 2012 was the result of a greater decline in asset yields for loans and and investments than deposit rates due to the continued historically low level of interest rates.

Net interest income increased to $49.9 million in 2013 from $49.6 million in 2012 and $48.3 million in 2011.  The ability of the Company to continue to grow net interest income is largely dependent on management’s ability to succeed in its overall business development efforts.  Management expects these efforts to continue but does not intend to compromise credit quality and prudent management of the maturities of interest-earning assets and interest-paying liabilities in order to achieve growth.

Non-interest income increased to $19.3 million in 2013 compared to $18.3 million in 2012 and $15.8 million in 2011. The primary reason for the increase of $1 million or 5.6% from 2012 to 2013 was more gains on the sale of securities primarily due to the sale of two trust preferred securities which resulted in a gain of $1.4 million. In addition to security gains, revenues from trust and wealth management also increased by $380,000 due to increased revenue from the retirement services area and more growth through the brokerage platform. These increases offset the decline in mortgage banking income during the year as refinances slowed with the increase in interest rates. The primary reason for the increase of $2.5 million or 16% from 2011 to 2012 was increases in trust revenue and mortgage banking revenue and no other-than-temporary impairment charges on investment securities.

Non-interest expenses increased $666,000, to $43.5 million in 2013 compared to $42.8 million in 2012, and $43.1 million in 2011.  The increase during 2013 of less than 2% was primarily due to an increase in salaries and benefits expenses due to additions in sales staff and employees added for a new branch location. The decrease during 2012 was primarily due to a decline in expenses from other real estate owned offset by an increase in salaries and benefits expenses.

Following is a summary of the factors that contributed to the changes in net income (in thousands):

	2013 vs 2012	2012 vs 2011
Net interest income	$314	$1,342
Provision for loan losses	454	454
Other income, including securities transactions	1,031	2,523
Other expenses	(666)	215
Income taxes	(436)	(1,881)
Increase in net income	$697	$2,653

Credit quality is an area of importance to the Company. Year-end total nonperforming loans were $6.5 million at December 31, 2013 compared to $7.6 million at December 31, 2012, and $7.4 million at December 31, 2011.  The decrease in 2013 was the result of loans that paid off or became current during the year and loans transferred to other real estate owned. The increase in 2012 was primarily the result of additional loans becoming past-due and put on non-accrual. Other real estate owned balances totaled $568,000 at December 31, 2013 compared to $1.2 million at December 31, 2012, and $4.6 million at December 31, 2011. The decreases in 2013 and 2012 were due to more properties sold during the year than properties transferred in. The Company’s provision for loan losses was $2.2 million for 2013, compared to $2.6 million for 2012, and $3.1 million for 2011.  At December 31, 2013, the composition of the loan portfolio remained similar to year-end 2012.  Loans secured by both commercial and residential real estate comprised of 74% of the loan portfolio at December 31, 2013 and 73% for 2012.

The Company also held an investment in one trust preferred security with a fair value of $191,000 and unrealized losses of $3.5 million at December 31, 2013 compared to three trust preferred securities with a fair value of $585,000 and unrealized losses of $4.4 million at December 31, 2012. On July 22, 2013, the company sold its holding in PreTSL I and II. The proceeds of these sales were sufficient to pay off the book value of $1.1 million of these securities, reverse the recorded OTTI impairment of $2.9 million and record a gain on sale of approximately $1.4 million. During 2013 the Company did not record any additional impairment charges for these securities. On July 3, 2012, the Company's holding in PreTSL VI was redeemed in full. The payment received was sufficient to pay-off the book value of the security of $123,000, reverse the recorded OTTI impairment of $127,000 and recover previously unrecorded interest of $11,500. During 2012, the Company recorded no other-than-temporary impairment charges for the credit portion of the unrealized losses of these securities compared to $886,000 during 2011. The charge during 2011 established a new, lower amortized cost basis for these securities and reduced non-interest income. See Note 4 – “Investment Securities” for additional details regarding these investments.

The Company’s capital position remains strong and the Company has consistently maintained regulatory capital ratios above the “well-capitalized” standards. The Company’s Tier 1 capital ratio to risk weighted assets ratio at December 31, 2013, 2012, and 2011 was 14.37%, 14.51%, and 13.37%, respectively. The Company’s total capital to risk weighted assets ratio at December 31, 2013, 2012, and 2011 was 15.58%, 15.65% ,and 14.48%, respectively. The decline in these ratios during 2013 was primarily due to a decrease in retained earning resulting from a greater amount of preferred dividends paid following the issuance of additional Series C Preferred Stock in 2012. The increase in 2012 was primarily the result of an increase in retained earnings due to the Company’s net income and the issuance of $8,250,000 of Series C Preferred Stock. (See “Preferred Stock” in Note 1 to consolidated financial statements for more detailed information.)

The Company’s liquidity position remains sufficient to fund operations and meet the requirements of borrowers, depositors, and creditors. The Company maintains various sources of liquidity to fund its cash needs. See “Liquidity” herein for a full listing of its sources and anticipated significant contractual obligations.

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines of credit, letters of credit and other commitments to extend credit.  The total outstanding commitments at December 31, 2013, 2012 and 2011 were $244.2 million, $234.9 million, and $228.6 million, respectively.  See Note 17 – “Commitments and Contingent Liabilities” herein for further information.

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

Impairment of Goodwill and Intangible Assets. Core deposit and customer relationships, which are intangible assets with a finite life, are recorded on the Company’s balance sheets. These intangible assets were capitalized as a result of past acquisitions and are being amortized over their estimated useful lives of up to 15 years. Core deposit intangible assets, with finite lives will be tested for impairment when changes in events or circumstances indicate that its carrying amount may not be recoverable. Core deposit intangible assets were tested for impairment during 2013 as part of the goodwill impairment test and no impairment was deemed necessary.

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

The Company’s average balances, interest income and expense and rates earned or paid for major balance sheet categories are set forth in the following table (dollars in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-bearing deposits	$13,633	$33	0.24%	$16,559	$40	0.24%	$83,877	$213	0.25%
Federal funds sold	6,923	6	0.09%	41,484	37	0.09%	78,227	69	0.09%
Certificates of deposit investments	2,554	14	0.55%	10,714	57	0.53%	11,651	78	0.67%
Investment securities
Taxable	466,031	9,153	1.96%	458,158	9,970	2.18%	388,108	9,819	2.53%
Tax-exempt (1)	61,127	2,069	3.38%	49,198	1,714	3.48%	30,971	1,194	3.86%
Loans (2) (3)	924,900	42,184	4.56%	866,912	43,949	5.07%	807,463	45,399	5.62%
Total earning assets	1,475,168	53,459	3.62%	1,443,025	55,767	3.85%	1,400,297	56,772	4.05%
Cash and due from banks	30,397			35,125			31,554
Premises and equipment	29,089			30,234			29,374
Other assets	46,432			46,646			52,512
Allowance for loan losses	(12,448)			(11,577)			(10,943)
Total assets	$1,568,638			$1,543,453			$1,502,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits, interest-bearing	$544,157	795	0.15%	$511,199	1,443	0.28%	$499,184	2,325	0.47%
Savings deposits	294,615	452	0.15%	281,831	1,186	0.42%	251,268	1,481	0.59%
Time deposits	207,454	1,456	0.70%	224,350	2,214	0.99%	264,508	2,919	1.10%
Securities sold under agreements
to repurchase	87,468	46	0.05%	113,443	117	0.10%	108,240	172	0.16%
FHLB advances	13,258	254	1.91%	10,619	308	2.90%	20,238	765	3.78%
Federal funds purchased	1,463	9	0.62%	59	—	0.68%	14	—	0.55%
Subordinated debentures	20,620	523	2.54%	20,620	563	2.73%	20,620	770	3.73%
Other debt	—	—	—%	4,035	326	8.00%	927	72	8.00%
Total interest-bearing liabilities	1,169,035	3,535	0.30%	1,166,156	6,157	0.53%	1,164,999	8,504	0.73%
Demand deposits	237,373			219,218			197,246
Other liabilities	8,308			7,501			7,105
Stockholders’ equity	153,922			150,578			133,444
Total liabilities & equity	$1,568,638			$1,543,453			$1,502,794
Net interest income		$49,924			$49,610			$48,268
Net interest spread			3.32%			3.32%			3.32%
Impact of non-interest bearing funds			0.06%			0.12%			0.13%
Net yield on interest-earning assets			3.38%			3.44%			3.45%
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

Changes in net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense.  The following table summarizes the approximate relative contribution of changes in average volume and interest rates to changes in net interest income for the past two years (in thousands):

	2013 Compared to 2012 Increase – (Decrease)			2012 Compared to 2011 Increase – (Decrease)
	Total Change	Volume (1)	Rate (1)	Total Change	Volume (1)	Rate (1)
Earning Assets:
Interest-bearing deposits	$(7)	$(7)	$—	$(173)	$(165)	$(8)
Federal funds sold	(31)	(31)	—	(32)	(32)	—
Certificates of deposit investments	(43)	(45)	2	(21)	(6)	(15)
Investment securities:
Taxable	(817)	175	(992)	151	1,623	(1,472)
Tax-exempt (2)	355	405	(50)	520	645	(125)
Loans (3)	(1,765)	2,827	(4,592)	(1,450)	3,191	(4,641)
Total interest income	(2,308)	3,324	(5,632)	(1,005)	5,256	(6,261)
Interest-Bearing Liabilities:
Deposits:
Demand deposits, interest-bearing	(648)	83	(731)	(882)	57	(939)
Savings deposits	(734)	52	(786)	(295)	166	(461)
Time deposits	(758)	(155)	(603)	(705)	(425)	(280)
Securities sold under agreements
to repurchase	(71)	(22)	(49)	(55)	8	(63)
FHLB advances	(54)	66	(120)	(457)	(307)	(150)
Federal funds purchased	9	9	—	—	—	—
Subordinated debentures	(40)	—	(40)	(207)	—	(207)
Other debt	(326)	(326)	—	254	254	—
Total interest expense	(2,622)	(293)	(2,329)	(2,347)	(247)	(2,100)
Net interest income	$314	$3,617	$(3,303)	$1,342	$5,503	$(4,161)
(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
(2) The tax-exempt income is not recorded on a tax equivalent basis.
(3) Nonaccrual loans are not material and have been included in the average balances.

Net interest income increased $314,000 or .6% in 2013 compared to an increase of $1.3 million or 2.8% in 2012. The increase in 2013 was primarily due to growth in investment security and loan balances offset by a decline in earning asset rates that was greater than the decline in rates of interest-bearing liabilities. The increase in net interest income in 2012 was primarily due to a greater increase in investment and loan balances offset by declines in interest-bearing asset rates compared to declines in rates of interest-bearing liabilities during the same period.

In 2013, average earning assets increased by $32.1 million or 2.2% and average interest-bearing liabilities increased $2.9 million or .2% compared with 2012. In 2012, average earning assets increased by $42.7 million, or 3%, and average interest-bearing liabilities increased $1.2 million or .1% compared with 2011. Changes in average balances are shown below:

•
Average interest-bearing deposits held by the Company decreased $2.9 million or 17.7% in 2013 compared to 2012. In 2012, average interest-bearing deposits held by the Company decreased $67.3 million or 80.2% compared to 2011.

•	Average federal funds sold decreased $34.6 million or 83.3% in 2013 compared to 2012. In 2012, average federal funds sold decreased $36.7 million or 46.9% compared to 2011.

•
Average certificates of deposit investments decreased $8.2 million or 76.2% in 2013 compared to 2012. In 2012, average certificates of deposit investments decreased $.9 million or 7.7% compared to 2011.

•	Average loans increased by $58.0 million or 6.7% in 2013 compared to 2012. In 2012, average loans increased by $59.4 million or 7.4% compared to 2011.

•	Average securities increased by $19.8 million or 3.9% in 2013 compared to 2012. In 2012, average securities increased by $88.3 million or 21.1% compared to 2011.

•	Average deposits increased by $28.8 million or 2.8% in 2013 compared to 2012. In 2012, average deposits increased by $2.4 million or .2% compared to 2011.

•
Average securities sold under agreements to repurchase decreased by $26 million or 22.9% in 2013 compared to 2012.  In 2012, average securities sold under agreements to repurchase increased by $5.2 million or 4.8% compared to 2011.

•	Average borrowings and other debt increased by $8 million or .02% in 2013 compared to 2012. In 2012, average borrowings and other debt decreased by $6.5 million or 15.6% compared to 2011.

•	The federal funds rate remained at a range of .25% to .30% at December 31, 2013, 2012 and 2011.

•	Net interest margin decreased to 3.38% compared to 3.44% in 2012 and 3.45% in 2011. Asset yields decreased by 23 basis points in 2013, and interest-bearing liabilities decreased by 23 basis points.

To compare the tax-exempt yields on interest-earning assets to taxable yields, the Company also computes non-GAAP net interest income on a tax equivalent basis where the interest earned on tax-exempt securities is adjusted to an amount comparable to interest subject to normal income taxes, assuming a federal tax rate of 34% (referred to as the tax equivalent adjustment). The tax equivalent basis adjustments to net interest income for 2013, 2012 and 2011 were $1,316,000, $1,038,000, and $615,000, respectively. The net yield on interest-earning assets on a tax equivalent basis was 3.47% in 2013, 3.51% in 2012 and 3.51% in 2011.

Provision for Loan Losses

The provision for loan losses in 2013 was $2,193,000 compared to $2,647,000 in 2012 and $3,101,000 in 2011. Nonperforming loans decreased to $6,469,000 at December 31, 2013 from $7,593,000 at December 31, 2012 and compared to $7,440,000 at December 31, 2011. The decrease in 2013 was primarily due to loans that paid-off or became current during the year and loans transferred to other real estate owned. The increase in 2012 was primarily due to additional loans becoming past due and being put on non-accrual. Net charge-offs were $720,000 during 2013, $1,991,000 during 2012 and $2,374,000 during 2011. For information on loan loss experience and nonperforming loans, see “Nonperforming Loans and Repossessed Assets” and “Loan Quality and Allowance for Loan Losses” herein.

Other Income

An important source of the Company’s revenue is derived from other income. The following table sets forth the major components of other income for the last three years (in thousands):

				$ Change From Prior Year
	2013	2012	2011	2013	2012
Trust	$3,565	$3,330	$3,030	$235	$300
Brokerage	833	688	650	145	38
Insurance commissions	1,638	1,813	1,786	(175)	27
Service charges	4,865	4,808	4,817	57	(9)
Securities gains	2,293	934	486	1,359	448
Impairment recoveries (losses) on securities	—	127	(886)	(127)	1,013
Mortgage banking	935	1,509	788	(574)	721
ATM / debit card revenue	3,772	3,554	3,483	218	71
Other	1,440	1,547	1,633	(107)	(86)
Total other income	$19,341	$18,310	$15,787	$1,031	$2,523

Total non-interest income increased to $19.3 million in 2013 compared to $18.3 million in 2012 and $15.8 million in 2011.  The primary reasons for the more significant year-to-year changes in other income components are as follows:

•
Trust revenues increased $235,000 or 7.1% in 2013 to $3,565,000 from $3,330,000 in 2012 and $3,030,000 in 2011. The increase from 2012 to 2013 in trust revenues was due primarily to an increase in revenues from from Investment Management & Advisory Agency accounts and increases in market value related fees. Trust assets were $722.9 million at December 31, 2013 compared to $633.8 million at December 31, 2012 and $546.7 million at December 31, 2011.

•
Revenue from brokerage annuity sales increased $145,000 or 21.1% to $833,000 in 2013 from $688,000 in 2012 and $650,000 in 2011.  The increase from 2012 to 2013 was due an increase in the number of brokerage accounts from new business development efforts.

•
Insurance commissions decreased $175,000 or 9.7% to $1,638,000 in 2013 from $1,813,000 in 2012 compared to $1,786,000 in 2011.  The decrease from 2012 to 2013 was due to a decrease in property and casualty insurance commissions during 2013 compared to 2012.

•
Fees from service charges increased $57,000 or 1.2% to $4,865,000 in 2013 from $4,808,000 in 2012 and $4,817,000 in 2011.  The increase from 2012 to 2013 was primarily due to an increase in commercial transaction account fees.

•
Net securities gains in in 2013 were $2.3 million up $1.4 million or 145.5% from $934,000 in 2012 and $486,000 in 2011. The increase in securities gains during 2013 was primarily due to the sale of two trust preferred securities that resulted in net security gains of $1.4 million. The remaining gains were due to several securities in the investment portfolio were sold to improve the overall portfolio mix and the margin.

•
During 2012, the Company received payment for the redemption of one of its investments in trust preferred securities that resulted in the reversal of $127,000 of previous other-than-temporary impairment charges. During 2011, the Company recorded other-than-temporary impairment charges amounting to $886,000 for its investments in four trust preferred securities. See Note 4 - Investment Securities in the notes to the financial statements for a more detailed description of these charges.

•
Mortgage banking income decreased $574,000 or 38.0% to $935,000 in 2013 from $1,509,000 in 2012 and $788,000 in 2011.  The decrease from 2012 to 2013 was due to an decrease in the volume of loans originated and sold by First Mid Bank due to less refinancing as interest rates rose on various loan types.  Loans sold balances are as follows:

▪	$65 million (representing 552 loans) in 2013

▪	$101 million (representing 796 loans) in 2012

▪	$60 million (representing 500 loans) in 2011

First Mid Bank generally releases the servicing rights on loans sold into the secondary market.

•
Revenue from ATMs and debit cards increased $218,000 or 6.1% to $3,772,000 in 2013 from $3,554,000 in 2012 compared to $3,483,000 in 2011. The increase from 2012 to 2013 was primarily due to in increase in electronic transactions. The increase from 2011 to 2012 was due to an increase in the number of transactions processed offset by lower fees received for processing these transactions.

•
Other income decreased $107,000 or 6.9% in 2013 to $1,440,000 from $1,547,000 in 2012 compared to $1,633,000 in 2011.  The decrease from 2012 to 2013 was primarily due to a decline in rental income from other real estate owned that was sold during the third quarter of 2013 and less loan closing fees compared to 2012. The decrease from 2011 to 2012 was primarily due to non-recurring income received in 2011 for distribution of an investment in other assets and decreases in various other expenses.

Other Expense

The major categories of other expense include salaries and employee benefits, occupancy and equipment expenses and other operating expenses associated with day-to-day operations. The following table sets forth the major components of other expense for the last three years (in thousands):

				$ Change From Prior Year
	2013	2012	2011	2013	2012
Salaries and benefits	$24,128	$23,433	$22,247	$695	$1,186
Occupancy and equipment	8,223	8,088	7,960	135	128
Other real estate owned, net	163	390	1,471	(227)	(1,081)
FDIC insurance assessment expense	832	875	1,167	(43)	(292)
Amortization of other intangibles	674	773	1,134	(99)	(361)
Stationery and supplies	603	609	581	(6)	28
Legal and professional fees	2,070	2,093	2,070	(23)	23
Marketing and promotion	1,221	1,014	1,050	207	(36)
Other	5,590	5,563	5,373	27	190
Total other expense	$43,504	$42,838	$43,053	$666	$(215)

Total non-interest expense increased to $43.5 million in 2013 from $42.8 million in 2012 and $43.1 million in 2011.  The primary reasons for the more significant year-to-year changes in other expense components are as follows:

•
Salaries and employee benefits, the largest component of other expense, increased $695,000 or 3% to $24.1 million from $23.4 million in 2012, and $22.7 million in 2011. The increases in 2013 and 2012 were primarily due to increases in incentive compensation expense as a result of achieving desired objectives and merit raises for continuing employees. There were 406 full-time equivalent employees at December 31, 2013, compared to 400 at December 31, 2012, and 402 at December 31, 2011.

•
Occupancy and equipment expense increased $135,000 or 1.7% to $8.2 million in 2013 from $8.1 million in 2012, compared to $8 million in 2011. The increase in 2013 was primarily due to increases in maintenance and repair expense for equipment and software. The increase in 2012 was primarily due to increases in building depreciation expense and other expenses associated with the Company's purchase of a building in Mattoon, Illinois in 2011.

•
Net other real estate owned expense decreased $227,000 or 58.2% to $163,000 from $390,000 in 2012, and $1,471,000 in 2011. The decrease in 2013 was primarily due to less properties owned compared to 2012. The decrease in 2012 was due to less expenses for maintenance, insurance and property taxes resulting from less properties owned and fewer losses on properties sold compared to 2011.

•
FDIC insurance expense decreased $43,000 or 4.9% to $832,000 from $875,000 in 2012, compared to $1,167,000 in 2011. The decrease in 2013 was due to lower assessment rates during 2013 compared to 2012 primarily due to improvements in asset quality. The decrease in 2012 was due to a full year of assessments calculated under the new rules implemented during the second quarter of 2011 and lower assessment rates during 2012 compared to 2011.

•
Amortization of other intangibles expense decreased $99,000 or 12.8% to $674,000 from $773,000 in 2012, compared to $1,134,000 in 2011. The decreases in 2013 and 2012 were due to the customer list intangibles becoming fully amortized during the first quarter of 2012 and less amortization expense for core deposit intangibles.

•	Other operating expenses increased $27,000 or .5% to $5,590,000 from $5,563,000 in 2012, compared to $5,373,000 in 2011. The increases in 2013 and 2012 were due to increases in various expenses.

•
On a net basis, all other categories of operating expenses increased $178,000 or 4.8% to $3,894,000 from $3,716,000 in 2012, compared to $3,701,000 in 2011. The increase in 2013 was primarily due to an increase in marketing and promotion expenses, offset by a decrease in stationery and supplies expense, and legal and professional fees.

Income Taxes

Income tax expense amounted to $8,846,000 in 2013 compared to $8,410,000 in 2012, and $6,529,000 in 2011.  Effective tax rates were 37.5%, 37.5%, and 36.5%, respectively, for 2013, 2012 and 2011.  Beginning January 1, 2011, the State of Illinois increased the corporate income tax rate to 9.5% compared to 7.3% previously. The increase in the Company's effective tax rate in 2013 and 2012 was primarily due to a decline in the amount of tax-exempt securities held by the Company.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which was codified within ASC 740, on January 1, 2007.  The implementation of FIN 48 did not impact the Company’s financial statements. The Company files U.S. federal and state of Illinois income tax returns.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2010.

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

The following table sets forth the amortized cost of the available-for-sale and held-to-maturity securities for the last three years (dollars in thousands):

	December 31,
	2013		2012		2011
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$197,805	1.56%	$180,851	1.75%	$164,812	1.99%
Obligations of states and political subdivisions	65,304	3.43%	53,064	3.62%	38,879	3.92%
Mortgage-backed securities: GSE residential	229,661	2.60%	252,310	2.81%	254,930	3.17%
Trust preferred securities	3,652	1.14%	4,974	3.50%	5,625	4.05%
Other securities	6,035	1.17%	9,663	1.92%	9,561	1.92%
Total securities	$502,457	2.27%	$500,862	2.53%	$473,807	2.81%

At December 31, 2013, the Company’s investment portfolio increased by $1.6 million from December 31, 2012 due to the purchase of various securities offset by pay downs, maturities and sales of mortgaged-backed securities and sales of trust-preferred securities.  When purchasing investment securities, the Company considers its overall liquidity and interest rate risk profile, as well as the adequacy of expected returns relative to the risks assumed. The table below presents the credit ratings as of December 31, 2013 for certain investment securities (in thousands):

			Average Credit Rating of Fair Value at December 31, 2013 (1)
	Amortized Cost	Estimated Fair Value	AAA	AA +/-	A +/-	BBB +/-	< BBB -	Not rated
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$197,805	$190,368	$190,368	$—	$—	$—	$—	$—
Obligations of state and political subdivisions	65,304	64,562	4,979	34,839	23,287	—	—	1,457
Mortgage-backed securities (2)	229,661	227,601	—	—	—	—	—	227,601
Trust preferred securities	3,652	191	—	—	—	—	191	—
Other securities	6,035	6,002	—	—	5,935	—	—	67
Total investments	$502,457	$488,724	$195,347	$34,839	$29,222	$—	$191	$229,125

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

The trust preferred securities consist of one trust preferred pooled security issued by FTN Financial Securities Corp. (“FTN”). The following table contains information regarding this security as of December 31, 2013:

Deal name	PreTSL XXVIII
Class	Mezzanine C-1
Book value	$3,652,000
Fair value	$191,000
Unrealized gains/(losses)	$(3,461,000)
Other-than-temporary impairment recorded in earnings	$1,111,000
Lowest credit rating assigned	C
Number of performing banks	27
Number of issuers in default	8
Number of issuers in deferral	8
Original collateral	$360,850,000
Actual defaults & deferrals as a % of original collateral	23.8%
Remaining collateral	$340,988,000
Actual defaults & deferrals as a % of remaining collateral	25.2%
Expected defaults & deferrals as a % of remaining collateral	27.4%
Performing collateral	$256,076,777
Current balance of class	$37,555,675
Subordination	$281,825,395
Excess subordination	$(25,748,618)
Excess subordination as a % of remaining performing collateral	(10.1)%
Discount rate (1)	1.54%-6.20%
Expected defaults & deferrals as a % of remaining collateral (2)	2% / .36
Recovery assumption (3)	10%
Prepayment assumption (4)	1%

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

The trust preferred pooled security is a Collateralized Debt Obligations (“CDOs”) backed by a pool of debt securities issued by financial institutions. The collateral consists of trust-preferred securities and subordinated debt securities issued by banks, bank holding companies and insurance companies. Performing collateral is the amount of remaining collateral less the balances of collateral in deferral or default. Subordination is the amount of performing collateral in excess of the current balance of a specified class and all classes senior to the specified class.  Excess subordination is the amount that the performing collateral balance exceeds the current outstanding balance of the specific class, plus all senior classes. It is a static measure of credit enhancement, but does not incorporate all of the structural elements of the security deal. This amount can also be impacted by future defaults and deferrals, deferring balances that cure or redemptions of securities by issuers. A negative excess subordination indicates that the current performing collateral of the security would be insufficient to pay the current principal balance of the class notes after all of the senior classes’ notes were paid. However, the performing collateral balance excludes the collateral of issuers currently deferring their interest payments. Because these issuers are expected to resume payment in the future (within five years of the first deferred interest period), a negative excess subordination does not necessarily mean a class note holder will not receive a greater than projected or even full payment of cash flow at maturity.

During the year ended December 31, 2013 the Company was receiving “payment in kind” (“PIK”) in lieu of cash interest on its trust preferred security investment as and to the extent described below. The Company’s use of “PIK” does not indicate that additional securities have been issued in satisfaction of any outstanding obligation; rather, it indicates that a coverage test of a class or tranche directly senior to the class in question has failed and interest received on the PIK note is being capitalized, which means the principal balance is being increased. Once the coverage test is met, the capitalized interest will be paid in cash and current cash interest payments will resume.

The Company’s trust preferred security investment allows, under the terms of the issue, for issuers to defer interest for up to five consecutive years. After five years, if not cured, the security is considered to be in default and the trustee may demand payment in full of principal and accrued interest. Issuers are also considered to be in default in the event of the failure of the issuer or a subsidiary. The structuring of the trust preferred security provides for a waterfall approach to absorbing losses whereby lower classes or tranches are initially impacted and more senior tranches are only impacted after lower tranches can no longer absorb losses. Likewise, the waterfall approach also applies to principal and interest payments received, as senior tranches have priority over lower tranches in the receipt of payments. Both deferred and defaulted issuers are considered non-performing, and the trustee calculates, on a quarterly or semi-annual basis, certain coverage tests prior to the payment of cash interest to owners of the various tranches of the securities. The coverage tests are compared to an over-collateralization target that states the balance of performing collateral as a percentage of the tranche balance plus the balance of all senior tranches. The tests must show that performing collateral is sufficient to meet requirements for the senior tranches, both in terms of cash flow and collateral value, before cash interest can be paid to subordinate tranches. As a result of the cash flow waterfall provisions within the structure of these securities, when a senior tranche fails its coverage test, all of the cash flows that would have been paid to lower tranches are paid to the senior tranche and recorded as a reduction of the senior tranches’ principal. This principal reduction in the senior tranche continues until the coverage test of the senior tranche is passed or the principal of the tranche is paid in full. For so long as the cash flows are being diverted to the senior tranches, the amount of interest due and payable to the subordinate tranches is capitalized and recorded as an increase in the principal value of the tranche. The Company’s trust preferred security investment is in the mezzanine branch or class which are subordinate to the more senior tranches of the issues. The Company is receiving PIK for this security due to failure of the required senior tranche coverage tests described. This security is projected to remain in full or partial PIK status for approximately two more years.

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

During the fourth quarter of 2010, after analysis of the expected future cash flows and the timing of resumed interest payments, the Company determined that placing all of its trust preferred securities on non-accrual status was the most prudent course of action. The Company stopped all accrual of interest and ceased to capitalize any PIK to the principal balance of the securities.  The Company intends to keep its remaining trust preferred security on non-accrual status until the scheduled interest payments resume on a regular basis and any previously recorded PIK has been paid. The PIK status of these securities, among other factors, indicates potential other-than-temporary impairment (“OTTI”) and accordingly, the Company perform further detailed analysis of the investments’ cash flows and the credit conditions of the underlying issuers. This analysis incorporates, among other things, the waterfall provisions and any resulting PIK status of the securities to determine if cash flow will be sufficient to pay all principal and interest due to the investment tranche held by the Company.

See discussion below and Note 4 – Investment Securities in the notes to the financial statements for more detail regarding this analysis. Based on this analysis, the Company believes the amortized costs recorded for its trust preferred securities investments accurately reflects the position of these securities at December 31, 2013 and 2012.

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

Loans

The loan portfolio (net of unearned interest) is the largest category of the Company’s earning assets.  The following table summarizes the composition of the loan portfolio, including loans held for sale, for the last five years (in thousands):

	2013	% Outstanding Loans	2012	2011	2010	2009
Construction and land development	$25,321	2.6%	$31,341	$23,136	$20,379	$28,041
Farm loans	109,405	11.1%	86,271	72,585	64,992	62,330
1-4 Family residential properties	184,761	18.8%	186,498	181,849	179,527	180,415
Multifamily residential properties	50,174	5.1%	44,863	19,846	22,146	19,467
Commercial real estate	356,999	36.4%	316,322	321,001	300,825	226,400
Loans secured by real estate	726,660	74.0%	665,295	618,417	587,869	516,653
Agricultural loans	64,128	6.5%	61,014	63,257	58,307	54,144
Commercial and industrial loans	168,353	17.1%	160,299	150,716	126,319	105,351
Consumer loans	14,579	1.5%	16,264	16,271	19,655	20,815
All other loans	9,084	0.9%	8,193	11,413	12,431	3,787
Total loans	$982,804	100.0%	$911,065	$860,074	$804,581	$700,750

Loan balances increased by $71.7 million or 7.9% from December 31, 2012 to December 31, 2013 primarily due to originations of loans secured by real estate, agricultural loans, and commercial and industrial loans. Loan balances increased by $51 million or 5.9% from December 31, 2011 to December 31, 2012 primarily due to originations of loans secured by real estate and commercial and industrial loans.  The balances of loans sold into the secondary market were $65 million in 2013 compared to $101 million in 2012. The balance of real estate loans held for sale, included in the balances shown above, amounted to $514,000 and $212,000 as of December 31, 2013 and 2012, respectively.

All of the loans acquired in the acquisition of the Branches during 2010 were performing loans. The fair value of the loans acquired was determined using a discounted cash flow analysis. The difference between the fair value and acquired value of the purchased loans of $2.1 million (a discount of approximately 1.6% of the total loans acquired) is being accreted to interest income over the remaining term of the loans.  The unaccreted balance of this discount at December 31, 2013 and 2012 is $322,000 and $503,000, respectively.

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

The following table summarizes the loan portfolio geographically by branch region as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Mattoon region	$207,009	21.1%	$183,657	20.2%
Charleston region	50,207	5.1%	51,179	5.6%
Sullivan region	133,573	13.6%	128,650	14.1%
Effingham region	66,004	6.7%	63,910	7.0%
Decatur region	241,784	24.6%	218,318	24.0%
Peoria region	166,618	16.9%	156,370	17.2%
Highland region	117,609	12.0%	108,981	11.9%
Total all regions	$982,804	100.0%	$911,065	100.0%

Loans are geographically dispersed among these regions located in central and southwestern Illinois. While these regions have experienced some economic stress during 2013 and 2012, the Company does not consider these locations high risk areas since these regions have not experienced the significant declines in real estate values seen in some other areas in the United States.

The Company does not have a concentration, as defined by the regulatory agencies, in construction and land development loans or commercial real estate loans as a percentage of total risk-based capital for the periods shown above. At December 31, 2013 and 2012, the Company did have industry loan concentrations in excess of 25% of total risk-based capital in the following industries (dollars in thousands):

	December 31, 2013		December 31, 2012
	Principal balance	% Outstanding Loans	Principal balance	% Outstanding Loans
Other grain farming	$147,110	14.97%	$124,367	13.65%
Lessors of non-residential buildings	97,982	9.97%	89,940	9.87%
Lessors of residential buildings & dwellings	58,792	5.98%	59,848	6.57%
Hotels and motels	50,608	5.15%	45,783	5.03%

The Company had no further industry loan concentrations in excess of 25% of total risk-based capital.

The following table presents the balance of loans outstanding as of December 31, 2013, by contractual maturities (in thousands):

	Maturity (1)
	One year or less(2)	Over 1 through 5 years	Over 5 years	Total
Construction and land development	$18,256	$6,999	$66	$25,321
Farm loans	10,911	44,072	54,422	109,405
1-4 Family residential properties	20,839	86,208	77,714	184,761
Multifamily residential properties	1,379	21,195	27,600	50,174
Commercial real estate	35,974	218,505	102,520	356,999
Loans secured by real estate	87,359	376,979	262,322	726,660
Agricultural loans	47,476	14,845	1,807	64,128
Commercial and industrial loans	109,278	43,617	15,458	168,353
Consumer loans	3,082	10,971	526	14,579
All other loans	586	2,455	6,043	9,084
Total loans	$247,781	$448,867	$286,156	$982,804

(1) Based upon remaining contractual maturity.
(2) Includes demand loans, past due loans and overdrafts.

As of December 31, 2013, loans with maturities over one year consisted of approximately $656.6 million in fixed rate loans and approximately $78.5 million in variable rate loans.  The loan maturities noted above are based on the contractual provisions of the individual loans.  The Company has no general policy regarding renewals and borrower requests, which are handled on a case-by-case basis.

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

The following table presents information concerning the aggregate amount of nonperforming loans and repossessed assets (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans	$6,121	$7,573	$6,723	$9,332	$12,720
Restructured loans which are performing in accordance with revised terms	348	20	717	1,102	—
Total nonperforming loans	6,469	7,593	7,440	10,434	12,720
Repossessed assets	568	1,229	4,606	6,199	2,896
Total nonperforming loans and repossessed assets	$7,037	$8,822	$12,046	$16,633	$15,616
Nonperforming loans to loans, before allowance for loan losses	0.66%	0.83%	0.87%	1.30%	1.82%
Nonperforming loans and repossessed assets to loans, before allowance for loan losses	0.72%	0.98%	1.40%	2.07%	2.23%

The $1.5 million decrease in nonaccrual loans during 2013 resulted from the net of $2.5 million of loans put on nonaccrual status, offset by $.9 million of loans transferred to other real estate owned, $.5 million of loans charged off and $2.6 million of loans becoming current or paid-off. The following table summarizes the composition of nonaccrual loans (in thousands):

	December 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$1,483	24.2%	$1,522	20.1%
Farm loans	105	1.7%	418	5.5%
1-4 Family residential properties	1,009	16.5%	1,899	25.1%
Commercial real estate	2,807	45.9%	2,063	27.2%
Loans secured by real estate	5,404	88.3%	5,902	77.9%
Agricultural loans	—	—%	930	12.3%
Commercial and industrial loans	706	11.5%	704	9.3%
Consumer loans	11	0.2%	37	0.5%
Total loans	$6,121	100.0%	$7,573	100.0%

Interest income that would have been reported if nonaccrual and restructured loans had been performing totaled $45,000, $173,000 and $239,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The $661,000 decrease in repossessed assets during 2013 resulted from the net of $1,082,000 of additional assets repossessed, $1,634,000 of repossessed assets sold and $109,000 of further write-downs of repossessed assets to current market value. The following table summarizes the composition of repossessed assets (in thousands):

	December 31, 2013		December 31, 2012
	Balance	% of Total	Balance	% of Total
Construction and land development	$278	49.0%	$278	22.6%
Farm Loans	3	0.5%	—	—%
1-4 family residential properties	135	23.8%	539	43.9%
Multi-family residential properties	—	—%	30	2.4%
Commercial real estate	46	8.0%	340	27.7%
Total real estate	462	81.3%	1,187	96.6%
Agricultural Loans	106	18.7%	—	—%
Consumer Loans	—	—%	42	3.4%
Total repossessed collateral	$568	100.0%	$1,229	100.0%

Repossessed assets sold during 2013 resulted in net losses of $37,000, of which $32,000 was related to real estate asset sales and $5,000 was related to other repossessed assets sales. Repossessed assets sold during 2012 resulted in net gains of $273,000, of which net gains of $268,000 were related to real estate asset sales and a net loss of $5,000 was related to other repossessed assets sales.

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

Management believes the allocations and loss factors utilized during 2013 were appropriate. During 2012, given the current state of the economy, management assessed the impact of the recession on each category of loans and adjusted historical loss factors for more recent economic trends. Management utilized a five-year loss history as one of several components in assessing the probability of inherent future losses. Given the continued weakened economic conditions, management also increased its allocation to various loan categories for economic factors during 2012. Some of the economic factors include the potential for reduced cash flow for commercial operating loans from reduction in sales or increased operating costs, decreased occupancy rates for commercial buildings, reduced levels of home sales for commercial land developments, the uncertainty regarding grain prices, drought conditions and increased operating costs for farmers, and increased levels of unemployment and bankruptcy impacting consumer’s ability to pay. Each of these economic uncertainties was taken into consideration in developing the level of the reserve. Management considers the allowance for loan losses a critical accounting policy.

Management recognizes there are risk factors that are inherent in the Company’s loan portfolio.  All financial institutions face risk factors in their loan portfolios because risk exposure is a function of the business.  The Company’s operations (and therefore its loans) are concentrated in east central Illinois, an area where agriculture is the dominant industry.  Accordingly, lending and other business relationships with agriculture-based businesses are critical to the Company’s success. At December 31, 2013, the Company’s loan portfolio included $173.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $147.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $26.2 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming increased $22.7 million from $124.4 million at December 31, 2012.

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

In addition, the Company has $50.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98 million of loans to lessors of non-residential buildings and $58.8 million of loans to lessors of residential buildings and dwellings.

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

Analysis of the allowance for loan losses for the past five years and of changes in the allowance for these periods is summarized as follows (dollars in thousands):

	2013	2012	2011	2010	2009
Average loans outstanding, net of unearned income	$924,900	$866,912	$807,463	$718,669	$701,521
Allowance-beginning of period	11,776	11,120	10,393	9,462	7,587
Charge-offs:
Real estate-mortgage	479	1,423	2,625	2,551	1,240
Commercial, financial & agricultural	426	699	881	287	287
Installment	35	79	92	103	176
Other	188	170	162	181	176
Total charge-offs	1,128	2,371	3,760	3,122	1,879
Recoveries:
Real estate-mortgage	36	137	1,171	146	6
Commercial, financial & agricultural	232	85	97	35	27
Installment	30	67	28	29	31
Other	110	91	90	106	96
Total recoveries	408	380	1,386	316	160
Net charge-offs	720	1,991	2,374	2,806	1,719
Provision for loan losses	2,193	2,647	3,101	3,737	3,594
Allowance-end of period	$13,249	$11,776	$11,120	$10,393	$9,462
Ratio of annualized net charge-offs to average loans	0.08%	0.23%	0.29%	0.39%	0.25%
Ratio of allowance for loan losses to loans outstanding (less unearned interest at end of period)	1.35%	1.29%	1.29%	1.29%	1.35%
Ratio of allowance for loan losses to nonperforming loans	204.8%	155.1%	149.5%	99.6%	74.4%

The ratio of the allowance for loan losses to nonperforming loans is 204.8% as of December 31, 2013 compared to 155.1% as of December 31, 2012.   Management believes that the overall estimate of the allowance for loan losses appropriately accounts for probable losses attributable to current exposures.

During 2013, the Company had net charge-offs of $720,000 compared to $2.0 million in 2012. During 2013, the company's significant charge offs included $288,000 on seven commercial real estates of four borrowers, $49,000 on a residential real estate loan of one borrower and $352,000 on nine commercial operating loans of six borrowers. During 2012, the Company’s significant charge-offs included $506,000 on commercial real estate loans of seven borrowers, $174,000 on one residential real estate loan and $4,347,000 on commercial operating loans of six borrowers.

At December 31, 2013, the allowance for loan losses amounted to $13.2 million or 1.35% of total loans, and 204.8% of nonperforming loans. At December 31, 2012 the allowance for loan losses amounted to $11.8 million or 1.29% of total loans, and 155.1% of nonperforming loans.

The allowance is allocated to the individual loan categories by a specific allocation for all classified loans plus a percentage of loans not classified based on historical losses and other factors. The allowance for loan losses, in management's judgment, is allocated as follows to cover probable loan losses (dollars in thousands):

	December 31, 2013		December 31, 2012		December 31, 2011
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	$771	19.1%	$726	19.7%	$636	21.5%
Commercial / Commercial real estate	10,646	61.8%	9,301	62.5%	8,791	58.8%
Agricultural / Agricultural real estate	533	17.6%	558	16.0%	546	15.2%
Consumer	377	1.5%	403	1.8%	378	4.5%
Total allocated	12,327	100.0%	10,988	100.0%	10,351	100.0%
Unallocated	922	N/A	788	N/A	769	N/A
Allowance at end of year	$13,249	100.0%	$11,776	100.0%	$11,120	100.0%

	December 31, 2010		December 31, 2009
	Allowance for loan losses	% of loans to total loans	Allowance for loan losses	% of loans to total loans
Residential real estate	440	25.1%	$488	28.5%
Commercial / Commercial real estate	8,307	55.7%	7,428	51.4%
Agricultural / Agricultural real estate	404	15.3%	315	16.6%
Consumer	392	3.9%	410	3.5%
Total allocated	9,543	100.0%	8,641	100.0%
Unallocated	850	N/A	821	N/A
Allowance at end of year	10,393	100.0%	$9,462	100.0%

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

Deposits

Funding of the Company’s earning assets is substantially provided by a combination of consumer, commercial and public fund deposits.  The Company continues to focus its strategies and emphasis on retail core deposits, the major component of funding sources.  The following table sets forth the average deposits and weighted average rates for the the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Demand deposits:
Non-interest-bearing	$237,373	—%	$219,218	—%	$197,246	—%
Interest-bearing	544,157	0.15%	511,199	0.28%	499,184	0.47%
Savings	294,615	0.15%	281,831	0.42%	251,268	0.59%
Time deposits	207,454	0.70%	224,350	0.98%	264,508	1.10%
Total average deposits	$1,283,599	0.21%	$1,236,598	0.39%	$1,212,206	0.56%

The following table sets forth the high and low month-end balances for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
High month-end balances of total deposits	$1,310,169	$1,274,065	$1,233,633
Low month-end balances of total deposits	1,263,941	1,193,341	1,170,734

In 2013, the average balance of deposits increased by $47 million from 2012. The increase was primarily attributable to increases in non-interest bearing and savings account balances offset by declines in time deposits. Average non-interest bearing deposits increased by $18 million, average money market account balances decreased by $7.5 million, average savings account balances increased by $12.8 million and average time deposit balances decreased by $16.9 million. In 2012, the average balance of deposits increased by $24.4 million from 2011. The increase was primarily attributable to increases in non-interest bearing and savings account balances offset by declines in time deposits. Average non-interest bearing deposits increased by $22 million, average money market account balances decreased by $7.8 million, average savings account balances increased by $30.6 million and average time deposit balances decreased by $40.2 million.

Balances of time deposits of $100,000 or more include time deposits maintained for public fund entities and consumer time deposits. The following table sets forth the maturity of time deposits of $100,000 or more (in thousands):

	December 31,
	2013	2012	2011
3 months or less	$17,946	$16,468	$17,095
Over 3 through 6 months	12,625	10,847	11,037
Over 6 through 12 months	38,084	15,778	22,126
Over 12 months	28,060	19,469	17,596
Total	$96,715	$62,562	$67,854

The balance of time deposits of $100,000 or more increased $34.2 million from December 31, 2012 to December 31, 2013. The balance of time deposits of $100,000 or more decreased $5.3 million from December 31, 2011 to December 31, 2012. The increase in 2013 was primarily due to an increase in public funds invested in CD's and the addition of $10 million in brokered CDs during 2013. The decreases in 2012 in balances were primarily attributable to higher rate time deposits that matured and were not replaced.

In 2013 the Company maintained account relationships with various public entities throughout its market areas. Three public entities had total balances of $31.1 million in various checking accounts and time deposits as of December 31, 2013. These balances are subject to change depending upon the cash flow needs of the public entity.

Repurchase Agreements and Other Borrowings

Securities sold under agreements to repurchase are short-term obligations of First Mid Bank.  First Mid Bank collateralizes these obligations with certain government securities that are direct obligations of the United States or one of its agencies.  First Mid Bank offers these retail repurchase agreements as a cash management service to its corporate customers.  Other borrowings consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, loans (short-term or long-term debt) that the Company has outstanding and junior subordinated debentures. Information relating to securities sold under agreements to repurchase and other borrowings as December 31, 2013, 2012 and 2011 is presented below (dollars in thousands):

	2013	2012	2011
At December 31:
Securities sold under agreements to repurchase	$119,187	$113,484	$132,380
Federal Home Loan Bank advances:
Fixed term – due in one year or less	10,000	—	14,750
Fixed term – due after one year	10,000	5,000	5,000
Junior subordinated debentures	20,620	20,620	20,620
Debt due in one year or less	—	—	8,250
Total	$159,807	$139,104	$181,000
Average interest rate at end of period	0.47%	0.61%	1.13%
Maximum outstanding at any month-end:
Securities sold under agreements to repurchase	$119,187	$118,030	$132,380
Federal funds purchased	5,000	—	—
Federal Home Loan Bank advances:
FHLB-overnite	11,000	—	—
Fixed term – due in one year or less	10,000	9,750	14,750
Fixed term – due after one year	10,000	5,000	14,750
Debt:
Debt due in one year or less	—	8,250	8,250
Junior subordinated debentures	20,620	20,620	20,620
Averages for the period (YTD):
Securities sold under agreements to repurchase	$87,468	$113,443	$108,240
Federal funds purchased	1,463	59	14
Federal Home Loan Bank advances:
FHLB-overnite	2,915	3	3
Fixed term – due in one year or less	3,589	5,616	9,863
Fixed term – due after one year	6,754	5,000	10,372
Debt:
Loans due in one year or less	—	4,035	927
Junior subordinated debentures	20,620	20,620	20,620
Total	$122,809	$148,776	$150,039
Average interest rate during the period	0.68%	0.88%	1.19%

At December 31, 2013 the advances totaling $20.0 million were as follows:

•	$10 million advance with a 3-month maturity, at .22%, due February 25, 2014

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58% due July 14, 2016, on year lockout, callable quarterly

At December 31, 2013 and 2012, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 21, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate (2.5% at December 31, 2013). The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2013 and 2012.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through First Mid-Illinois Statutory Trust I (“Trust I”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust I, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points (3.09% and 3.19% at December 31, 2013 and 2012, respectively), reset quarterly, and are callable at par, at the option of the Company, quarterly. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through First Mid-Illinois Statutory Trust II (“Trust II”), a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310 000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.84% and 1.91% at December 31, 2013 and 2012, respectively). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield Bancorp, Inc. in 2006.

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

The following table sets forth the Company’s interest rate repricing GAP for selected maturity periods at December 31, 2013 (dollars in thousands):

	Rate Sensitive Within							Fair Value
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Interest-earning assets:
Federal funds sold and other interest-bearing deposits	$31,649	$—	$—	$—	$—	$—	$31,649	$31,649
Certificates of deposit investments	—	—	—	—	—	—	—	—
Taxable investment securities	7,085	1,303	—	11,694	34,953	369,127	424,162	424,162
Nontaxable investment securities	10	565	801	1,707	316	61,163	64,562	64,562
Loans	423,139	129,816	141,640	159,532	67,054	61,623	982,804	978,016
Total	$461,883	$131,684	$142,441	$172,933	$102,323	$491,913	$1,503,177	$1,498,389
Interest-bearing liabilities:
Savings and NOW accounts	$120,942	$32,495	$33,718	$47,177	$48,561	$287,369	$570,262	$570,262
Money market accounts	204,419	4,098	4,212	5,464	5,578	29,484	253,255	253,255
Other time deposits	165,435	31,663	13,660	9,517	8,253	123	228,651	228,922
Short-term borrowings/debt	129,187	—	—	—	—	—	129,187	129,192
Long-term borrowings/debt	20,620	5,000	5,000	—	—	—	30,620	22,569
Total	$640,603	$73,256	$56,590	$62,158	$62,392	$316,976	$1,211,975	$1,204,200
Rate sensitive assets – rate sensitive liabilities	$(178,720)	$58,428	$85,851	$110,775	$39,931	$174,937	$291,202
Cumulative GAP	$(178,720)	$(120,292)	$(34,441)	$76,334	$116,265	$291,202
Cumulative amounts as % of total Rate sensitive assets	-11.9%	3.9%	5.7%	7.4%	2.7%	11.6%
Cumulative Ratio	-11.9%	-8.0%	-2.3%	5.1%	7.7%	19.4%

The static GAP analysis shows that at December 31, 2013, the Company was liability sensitive, on a cumulative basis, through the twelve-month time horizon. This indicates that future increases in interest rates could have an adverse effect on net interest income.

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

Capital Resources

At December 31, 2013, the Company’s stockholders' equity had decreased $7.3 million, or 4.7%, to $149,381,000 from $156,687,000 as of December 31, 2012. During 2013, net income contributed $14,722,000 to equity before the payment of dividends to stockholders. The change in market value of available-for-sale investment securities decreased stockholders' equity by $12,924,000, net of tax.  Additional purchases of treasury stock (202,170 shares at an average cost of $22.84 per share) decreased stockholders’ equity by approximately $4,619,000.

During 2009, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $24,635,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series B Preferred Stock. Additionally, during 2011 and 2012, the Company sold to certain accredited investors including directors, executive officers, and certain major customers and holders of the Company’s common stock, $27,500,000, in the aggregate, of a newly authorized series of its preferred stock designated as Series C Preferred Stock.

Stock Plans

Deferred Compensation Plan. The Company follows the provisions of the Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested” (“EITF 97-14”), which was codified into ASC 710-10, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2012, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $2,989,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $2,989,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares. The Company issued, pursuant to DCP:

•	12,700 common shares during 2013,

•	6,048 common shares during 2012, and

•	5,920 common shares during 2011

First Retirement and Savings Plan. The First Retirement and Savings Plan (“401(k) plan”) was effective beginning in 1985.  Employees are eligible to participate in the 401(k) plan after six months of service with the Company.  The Company offers common stock as an investment option for participants of the 401(k) plan.  The Company issued, pursuant to the 401(k) plan:

•	9,747 common shares during 2013,

•	19,366 common shares during 2012, and

•	9,693 common shares during 2011

Dividend Reinvestment Plan. The Dividend Reinvestment Plan (“DRIP”) was effective as of October 1994. The purpose of the DRIP is to provide participating stockholders with a simple and convenient method of investing cash dividends paid by the Company on its common and preferred shares into newly issued common shares of the Company.  All holders of record of the Company’s common or preferred stock are eligible to voluntarily participate in the DRIP.  The DRIP is administered by Computershare Investor Services, LLC and offers a way to increase one’s investment in the Company.  Of the $2,713,000 in common stock dividends paid during 2013, $699,000 or 25.8% was reinvested into shares of common stock of the Company through the DRIP. Of the $4,417,000 in preferred stock dividends paid during 2013, $367,000 or 8.3% was reinvested into shares of common stock through the DRIP. Events that resulted in common shares being reinvested in the DRIP:

•	During 2013, 31,035 common shares were issued from common stock dividends and 15,885 common shares were issued from preferred stock dividends.

•	During 2012, 41,729 common shares were issued from common stock dividends and 12,215 common shares were issued from preferred stock dividends,

•	During 2011, 34,405 common shares were issued from common stock dividends and 10,116 common shares were issued from preferred stock dividends and

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  As of December 31, 2013, the Company had awarded 59,500 shares as stock options under the SI Plan. There were no shares awarded as stock options during 2013 or 2012. During 2013 and 2012, the Company awarded 14,054 shares and 15,162 shares, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI Plan. This SI Plan is more fully described in Note 13 - Stock Incentive Plan.

Stock Repurchase Program. Since August 5, 1998, the Board of Directors has approved repurchase programs pursuant to which the Company may repurchase a total of approximately $66.7 million of the Company’s common stock.  The repurchase programs approved by the Board of Directors are as follows:

•	On August 5, 1998, repurchases of up to 3%, or $2 million, of the Company’s common stock.

•	In March 2000, repurchases up to an additional 5%, or $4.2 million of the Company’s common stock.

•	In September 2001, repurchases of $3 million of additional shares of the Company’s common stock.

•	In August 2002, repurchases of $5 million of additional shares of the Company’s common stock.

•	In September 2003, repurchases of $10 million of additional shares of the Company’s common stock.

•	On April 27, 2004, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 23, 2005, repurchases of $5 million of additional shares of the Company’s common stock.

•	On August 22, 2006, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 27, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2007, repurchases of $5 million of additional shares of the Company’s common stock.

•	On December 16, 2008, repurchases of $2.5 million of additional shares of the Company’s common stock.

•	On May 26, 2009, repurchases of $5 million of additional shares of the Company’s common stock.

•	On February 22, 2011, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 13, 2012, repurchases of $5 million of additional shares of the Company’s common stock.

•	On November 19, 2013, repurchases of $5 million additional shares of the Company's common stock.

During 2013, the Company repurchased 202,170 (3.4% of common shares) at a total price of $4,619,000. During 2012, the Company repurchased 165,117 (2.8% of common shares) at a total price of $3,912,000.  As of December 31, 2013, approximately $5.0 million remains available for purchase under the repurchase programs.  Treasury stock is further affected by activity in the DCP.

Capital Ratios

Minimum regulatory requirements for highly-rated banks that do not expect significant growth is 8% for the Total Capital to Risk-Weighted Assets ratio and 3% for the Tier 1 Capital to Average Assets ratio.  The Company and First Mid Bank have capital ratios above the minimum regulatory capital requirements and, as of December 31, 2013, the Company and First Mid Bank had capital ratios above the levels required for categorization as well-capitalized under the capital adequacy guidelines established by the bank regulatory agencies. A tabulation of the Company and First Mid Bank’s capital ratios as of December 31, 2013 follows:

	Total Capital Ratio	Tier One Capital Ratio	Tier One Leverage Ratio (Capital to Average Assets)
First Mid-Illinois Bancshares, Inc. (Consolidated)	15.58%	14.37%	10.12%
First Mid-Illinois Bank & Trust, N.A.	14.89%	13.67%	9.62%

Liquidity

Liquidity represents the ability of the Company and its subsidiaries to meet all present and future financial obligations arising in the daily operations of the business.  Financial obligations consist of the need for funds to meet extensions of credit, deposit withdrawals and debt servicing.  The Company’s liquidity management focuses on the ability to obtain funds economically through assets that may be converted into cash at minimal costs or through other sources. The Company’s other sources of cash include overnight federal fund lines, Federal Home Loan Bank advances, the ability to borrow at the Federal Reserve Bank of Chicago, and the Company’s operating line of credit with The Northern Trust Company.  Details for these sources include:

•
First Mid Bank has $35 million available in overnight federal fund lines, including $10 million from U.S. Bank, N.A., $10 million from Wells Fargo Bank, N.A. and $15 million from The Northern Trust Company.  Availability of the funds is subject to First Mid Bank meeting minimum regulatory capital requirements for total capital to risk-weighted assets and Tier 1 capital to total average assets.  As of December 31, 2013, First Mid Bank met these regulatory requirements.

•
First Mid Bank can borrow from the Federal Home Loan Bank as a source of liquidity.  Availability of the funds is subject to the pledging of collateral to the Federal Home Loan Bank.  Collateral that can be pledged includes one-to-four family residential real estate loans and securities.  At December 31, 2013, the excess collateral at the FHLB would support approximately $83.1 million of additional advances.

•	First Mid Bank is a member of the Federal Reserve System and can borrow funds provided that sufficient collateral is pledged.

•
In addition, as of December 31, 2013, the Company had a revolving credit agreement in the amount of $15 million with The Northern Trust Company with an outstanding balance of zero and $15 million in available funds.  This loan was renewed on April 21, 2013 for one year as a revolving credit agreement with a maximum available balance of $15 million. The interest rate is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank, including requirements for operating and capital ratios. The Company and its subsidiary bank were in compliance with the existing covenants at December 31, 2013 and 2012.

Management continues to monitor its expected liquidity requirements carefully, focusing primarily on cash flows from:

•	lending activities, including loan commitments, letters of credit and mortgage prepayment assumptions;

•	deposit activities, including seasonal demand of private and public funds;

•	investing activities, including prepayments of mortgage-backed securities and call provisions on U.S. Treasury and government agency securities; and

•	operating activities, including scheduled debt repayments and dividends to stockholders.

The following table summarizes significant contractual obligations and other commitments at December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits	$228,651	$159,419	$49,502	$19,607	$123
Debt	20,620	—	—	—	20,620
Other borrowings	139,187	129,187	10,000	—	—
Operating leases	3,528	1,210	1,011	550	757
Supplemental retirement	871	50	200	196	425
	$392,857	$289,866	$60,713	$20,353	$21,925

For the year ended December 31, 2013, net cash of $24.6 million and $24.9 million was provided from operating activities and financing activities, respectively and $67.1 million was used in investing activities. In total cash and cash equivalents decreased by $17.6 million since year-end 2012.

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

For the years ended December 31, 2013 and 2012, the Company also had $10 million of floating rate trust preferred securities outstanding through each of Trust I and Trust II.  See Note 9 – “Borrowings” for a more detailed description.

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

Adoption of New Accounting Guidance

Accounting Standards Update 2014-04 - Receivables--Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure ("ASU 2014-04"). In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-04 to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property that collateralizes a consumer mortgage loan so that the loan should be derecognized and the real estate property recognized in the financial statements. ASU 2014-04 amends Topic 310-40 to clarify that an in substance repossession of foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan when either: (1) the creditor obtains legal title to the property upon completion of foreclosure or (2) the borrower conveys all interest in the property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASC 2014-04 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early implementation is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Based on the financial analysis performed as of December 31, 2013, which takes into account how the specific interest rate scenario would be expected to impact each interest-earning asset and each interest-bearing liability, the Company estimates that changes in the prime interest rate would impact First Mid Bank’s performance as follows:

	Increase (Decrease) In
December 31, 2013	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2013=9.80%
Prime rate increase of:
200 basis points to 5.25%	$(2,387)	(7.1)%	(1.40)%
100 basis points to 4.25%	(1,255)	(3.7)%	(0.70)%
Prime rate decrease of:
100 basis points to 2.25%	(1,250)	(3.7)%	(1.70)%
200 basis points to 1.25%	(3,025)	(9.0)%	(1.70)%

The following table shows the same analysis performed as of December 31, 2012:

	Increase (Decrease) In
December 31, 2012	Net Interest Income		Return On Average Equity
Prime rate is 3.25%	($000)	(%)	2012=9.88%
Prime rate increase of:
200 basis points to 5.25%	$(585)	(1.8)%	(0.35)%
100 basis points to 4.25%	59	0.2%	0.04%
Prime rate decrease of:
100 basis points to 2.25%	(2,161)	(6.8)%	(1.30)%
200 basis points to 1.25%	(2,595)	(8.1)%	(1.57)%

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

The following table presents First Mid Bank’s projected change in EVE for the various rate shock levels at December 31, 2013 and 2012 (in thousands). All market risk sensitive instruments presented in the tables are held-to-maturity or available-for-sale.  First Mid Bank has no trading securities.

	Changes In
			Economic Value of Equity
	Interest Rates (basis points)		Amount of Change ($000)	Percent of Change
December 31, 2013	+200	bp	$(23,203)	(9.6)%
	+100	bp	(10,347)	(4.3)%
	-200	bp	(28,130)	(11.6)%
	-100	bp	(5,745)	(2.4)%

December 31, 2012	+200	bp	(1,987)	(0.9)%
	+100	bp	3,042	1.4%
	-200	bp	(45,321)	(20.1)%
	-100	bp	(28,890)	(12.8)%

As indicated above, at December 31, 2013, in the event of a sudden and sustained increase in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease if rates increased 100 or 200 basis points. In the event of a sudden and sustained decrease in prevailing market interest rates, First Mid Bank’s EVE would be expected to decrease.  At December 31, 2013, First Mid Bank’s estimated changes in EVE were within the First Mid Bank’s policy guidelines that normally allow for a change in capital of +/-10% from the base case scenario under a 100 basis point shock and +/- 20% from the base case scenario under a 200 basis point shock. At December 31, 2013, First Mid Bank slightly exceeded policy guidelines for a decrease in interest rates. The general level of interest rates are at historically low levels and the bank is monitoring its position and the likelihood of further rate decreases.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks:
Non-interest bearing	$33,453	$38,110
Interest bearing	31,152	24,103
Federal funds sold	497	20,499
Cash and cash equivalents	65,102	82,712
Certificates of deposit investments	—	6,665
Investment securities:
Available-for-sale, at fair value	488,724	508,309
Loans held for sale	514	212
Loans	982,290	910,853
Less allowance for loan losses	(13,249)	(11,776)
Net loans	969,041	899,077
Interest receivable	6,614	6,775
Other real estate owned	568	1,187
Premises and equipment, net	28,578	29,670
Goodwill, net	25,753	25,753
Intangible assets, net	2,487	3,161
Other assets	18,117	14,511
Total assets	$1,605,498	$1,578,032
Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing	$235,448	$263,838
Interest bearing	1,052,168	1,010,227
Total deposits	1,287,616	1,274,065
Interest payable	277	341
Other borrowings	139,187	118,484
Junior subordinated debentures	20,620	20,620
Other liabilities	8,417	7,835
Total liabilities	1,456,117	1,421,345
Stockholders’ Equity:
Convertible preferred stock, no par value; authorized 1,000,000 shares; issued 10,427 shares in 2013 and 2012	52,035	52,035
Common stock, $4 par value; authorized 18,000,000 shares; issued 7,797,597 shares in 2013 and 7,682,535 shares in 2012	31,190	30,730
Additional paid-in capital	33,911	31,685
Retained earnings	86,578	78,986
Deferred compensation	2,989	2,953
Accumulated other comprehensive income (loss)	(8,380)	4,544
Less treasury stock at cost, 1,913,817 shares in 2013 and 1,711,646 shares in 2012	(48,942)	(44,246)
Total stockholders’ equity	149,381	156,687
Total liabilities and stockholders’ equity	$1,605,498	$1,578,032

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)	2013	2012	2011
Interest income:
Interest and fees on loans	$42,184	$43,949	$45,399
Interest on investment securities:
Taxable	9,153	9,987	9,819
Exempt from federal income tax	2,069	1,697	1,194
Interest on certificates of deposit investments	14	57	78
Interest on federal funds sold	6	37	69
Interest on deposits with other financial institutions	33	40	213
Total interest income	53,459	55,767	56,772
Interest expense:
Interest on deposits	2,703	4,843	6,725
Interest on securities sold under agreements to repurchase	46	117	172
Interest on FHLB borrowings	254	308	765
Interest on other borrowings	9	326	72
Interest on subordinated debentures	523	563	770
Total interest expense	3,535	6,157	8,504
Net interest income	49,924	49,610	48,268
Provision for loan losses	2,193	2,647	3,101
Net interest income after provision for loan losses	47,731	46,963	45,167
Other income:
Trust revenues	3,565	3,330	3,030
Brokerage commissions	833	688	650
Insurance commissions	1,638	1,813	1,786
Service charges	4,865	4,808	4,817
Securities gains, net	2,293	934	486
Total other-than-temporary impairment recoveries (losses)	—	127	(886)
Portion of loss recognized in other comprehensive loss	—	—	—
Other-than-temporary impairment recoveries (losses) recognized in earnings	—	127	(886)
Mortgage banking revenue, net	935	1,509	788
ATM / debit card revenue	3,772	3,554	3,483
Other income	1,440	1,547	1,633
Total other income	19,341	18,310	15,787
Other expense:
Salaries and employee benefits	24,128	23,433	22,247
Net occupancy and equipment expense	8,223	8,088	7,960
Net other real estate owned expense	163	390	1,471
FDIC insurance expense	832	875	1,167
Amortization of intangible assets	674	773	1,134
Stationery and supplies	603	609	581
Legal and professional	2,070	2,093	2,070
Marketing and donations	1,221	1,014	1,050
Other expense	5,590	5,563	5,373
Total other expense	43,504	42,838	43,053
Income before income taxes	23,568	22,435	17,901
Income taxes	8,846	8,410	6,529
Net income	14,722	14,025	11,372
Dividends on preferred shares	4,417	4,252	3,576
Net income available to common stockholders	$10,305	$9,773	$7,796
Per share data:
Basic net income per common share available to common stockholders	1.74	1.62	1.29
Diluted net income per common share available to common stockholders	1.73	1.62	1.29
Cash dividends declared per common share	0.46	0.42	0.40

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2013, 2012 and 2011
(in thousands)	2013	2012	2011
Net income	$14,722	$14,025	$11,372
Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale securities, net of taxes of $7,362, $(1,256) and $(3,206), for the years ended December 31, 2013, 2012 and 2011, respectively	(11,525)	1,966	5,020
Less: reclassification adjustment for realized gains included in net income net of taxes of $894, $364 and $189, for the years ended December 31, 2013, 2012 and 2011, respectively	(1,399)	(570)	(297)
Other-than-temporary impairment losses recognized in earnings net income taxes of $0, for the years ended December 31, 2013 and 2012 and $(345) for 2011	—	—	541
Unrealized losses on available-for-sale securities for which a portion of an other-than-temporary impairment has been recognized in income, net of taxes of $0, for the years ended December 31, 2013 and 2012 and $31 for 2011	—	—	(50)
Other comprehensive income (loss), net of taxes	(12,924)	1,396	5,214
Comprehensive income	$1,798	$15,421	$16,586

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2010	$24,635	$29,909	$28,223	$66,356	$2,929	$(2,066)	$(37,721)	$112,265

Net income	—	—	—	11,372	—	—	—	11,372
Net unrealized change in available-for-sale investment securities	—	—	—	—	—	5,214	—	5,214
Dividends on preferred stock ($407 per sh)	—	—	—	(3,576)	—	—	—	(3,576)
Dividends on common stock ($.40 per sh)	—	—	—	(2,413)	—	—	—	(2,413)
Issuance of 3,850 shares of preferred stock	19,150	—	—	—	—	—	—	19,150
Issuance of 44,521 common shares pursuant to the Dividend Reinvestment Plan	—	178	629	—	—	—	—	807
Issuance of 5,920 common shares pursuant to the Deferred Compensation Plan	—	23	85	—	—	—	—	108
Issuance of 9,693 common shares pursuant to the First Retirement & Savings Plan	—	39	138	—	—	—	—	177
Issuance of 4,436 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	18	65	—	—	—	—	83
Purchase of 128,073 treasury shares	—	—	—	—	—	—	(2,385)	(2,385)
Deferred compensation	—	—	—	—	(25)	—	(83)	(108)
Tax benefit related to deferred compensation distributions	—	—	19	—	—	—	—	19
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	70	—	—	—	—	70
Issuance of 11,392 common shares pursuant to the exercise of stock options	—	45	76	—	—	—	—	121
Tax benefit related to exercise of incentive stock options	—	—	11	—	—	—	—	11
Vested stock options compensation expense	—	—	52	—	—	—	—	52
December 31, 2011	$43,785	$30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2011	$43,785	$30,212	$29,368	$71,739	$2,904	$3,148	$(40,189)	$140,967

Net income	—	—	—	14,025	—	—	—	14,025
Net unrealized change in available-for-sale investment securities	—	—	—	—	—	1,396	—	1,396
Dividends on preferred stock ($850 per sh)	—	—	—	(4,252)	—	—	—	(4,252)
Dividends on common stock ($.42 per sh)	—	—	—	(2,526)	—	—	—	(2,526)
Issuance of 1,650 shares of preferred stock	8,250	—	—	—	—	—	—	8,250
Issuance of 53,944 common shares pursuant to the Dividend Reinvestment Plan	—	216	1,028	—	—	—	—	1,244
Issuance of 6,048 common shares pursuant to the Deferred Compensation Plan	—	24	107	—	—	—	—	131
Issuance of 19,366 common shares pursuant to the First Retirement & Savings Plan	—	78	335	—	—	—	—	413
Issuance of 5,320 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	21	114	—	(135)	—	—	—
Purchase of 165,117 treasury shares	—	—	—	—	—	—	(3,912)	(3,912)
Deferred compensation	—	—	—	—	145	—	(145)	—
Tax benefit related to deferred compensation distributions	—	—	29	—	—	—	—	29
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	61	—	(61)	—	—	—
Issuance of 44,763 common shares pursuant to the exercise of stock options	—	179	533	—	—	—	—	712
Tax benefit related to exercise of incentive stock options	—	—	71	—	—	—	—	71
Tax benefit related to exercise of non-qualified stock options	—	—	22	—	—	—	—	22
Vested stock options compensation expense	—	—	17	—	—	—	—	17
Vested restricted shares/units compensation expense	—	—	—	—	100	—	—	100
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-In-Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
December 31, 2012	$52,035	$30,730	$31,685	$78,986	$2,953	$4,544	$(44,246)	$156,687

Net income	—	—	—	14,722	—	—	—	14,722
Net unrealized change in available-for-sale investment securities	—	—	—	—	—	(12,924)	—	(12,924)
Dividends on preferred stock ($424 per sh)	—	—	—	(4,417)	—	—	—	(4,417)
Dividends on common stock ($.46 per sh)	—	—	—	(2,713)	—	—	—	(2,713)
Issuance of 46,920 common shares pursuant to the Dividend Reinvestment Plan	—	187	879	—	—	—	—	1,066
Issuance of 12,700 common shares pursuant to the Deferred Compensation Plan	—	51	226	—	—	—	—	277
Issuance of 9,747 common shares pursuant to the First Retirement & Savings Plan	—	39	172	—	—	—	—	211
Issuance of 6,322 restricted common shares pursuant to the 2007 Stock Incentive Plan	—	25	124	—	(200)	—	—	(51)
Purchase of 202,170 treasury shares	—	—	—	—	—	—	(4,619)	(4,619)
Deferred compensation	—	—	—	—	77	—	(77)	—
Tax benefit related to deferred compensation distributions	—	—	88	—	—	—	—	88
Grant of restricted stock units pursuant to the 2007 Stock Incentive Plan	—	—	52	—	—	—	—	52
Issuance of 39,373 common shares pursuant to the exercise of stock options	—	158	657	—	—	—	—	815
Tax benefit related to exercise of incentive stock options	—	—	22	—	—	—	—	22
Tax benefit related to exercise of non-qualified stock options	—	—	6	—	—	—	—	6
Vested restricted shares/units compensation expense	—	—	—	—	159	—	—	159
December 31, 2013	$52,035	$31,190	$33,911	$86,578	$2,989	$(8,380)	$(48,942)	$149,381

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$14,722	$14,025	$11,372
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,193	2,647	3,101
Depreciation, amortization and accretion, net	4,661	5,403	5,398
Stock-based compensation expense	339	227	144
Gains on investment securities, net	(2,293)	(934)	(486)
Other-than-temporary impairment (recoveries) losses recognized in earnings	—	(127)	886
Losses on sales of other real property owned, net	32	268	853
Loss on write down of fixed assets	36	33	2
Gains on sale of loans held for sale, net	(918)	(1,401)	(782)
Deferred income taxes	971	230	(670)
(Increase) decrease in accrued interest receivable	161	277	(662)
Decrease in accrued interest payable	(64)	(169)	(191)
Origination of loans held for sale	(65,172)	(99,923)	(61,375)
Proceeds from sale of loans held for sale	65,788	102,158	61,225
Decrease (increase) in other assets	3,805	(912)	(1,900)
Increase (decrease) in other liabilities	401	1,087	2,061
Net cash provided by operating activities	24,662	22,889	18,976
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit investments	6,665	12,982	10,000
Purchases of certificates of deposit investments	—	(6,416)	(13,231)
Proceeds from sales of securities available-for-sale	69,665	30,500	18,891
Proceeds from maturities of securities available-for-sale	134,300	235,013	184,564
Proceeds from maturities of securities held-to-maturity	—	51	—
Purchases of securities available-for-sale	(204,766)	(293,654)	(333,222)
Net increase in loans	(73,203)	(54,539)	(56,935)
Purchases of premises and equipment	(1,397)	(1,486)	(4,625)
Proceeds from sales of other real property owned	1,590	3,873	3,110
Net cash used in investing activities	(67,146)	(73,676)	(191,448)
Cash flows from financing activities:
Net increase (decrease) in deposits	13,551	103,331	(41,976)
Increase (decrease) in repurchase agreements	5,703	(18,896)	38,323
Proceeds from FHLB advances	36,000	—	—
Repayment of FHLB advances	(21,000)	(14,750)	(3,000)
Proceeds from short-term debt	—	—	8,250
Repayment of short-term debt	—	(8,250)	—
Proceeds from issuance of common stock	1,303	1,255	406
Proceeds from issuance of preferred stock	—	8,250	19,150
Purchase of treasury stock	(4,619)	(3,912)	(2,385)
Dividends paid on preferred stock	(4,050)	(3,788)	(2,990)
Dividends paid on common stock	(2,014)	(2,843)	(1,697)
Net cash provided by financing activities	24,874	60,397	14,081
Increase (decrease) in cash and cash equivalents	(17,610)	9,610	(158,391)
Cash and cash equivalents at beginning of period	82,712	73,102	231,493
Cash and cash equivalents at end of period	$65,102	$82,712	$73,102

Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2013, 2012 and 2011
(In thousands)	2013	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,599	$6,326	$8,695
Income taxes	7,657	8,203	5,470
Supplemental disclosures of noncash investing and financing activities
Loans transferred to other real estate owned	1,046	723	2,622
Dividends reinvested in common stock	1,066	1,244	807
Net tax benefit related to option and deferred compensation plans	117	123	31

See accompanying notes to consolidated financial statements.

First Mid-Illinois Bancshares, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1 -- Summary of Significant Accounting Policies

Basis of Accounting and Consolidation

The accompanying consolidated financial statements include the accounts of First Mid-Illinois Bancshares, Inc. (“Company”) and its wholly-owned subsidiaries:  Mid-Illinois Data Services, Inc. (“MIDS”), First Mid-Illinois Bank & Trust, N.A. (“First Mid Bank”) and The Checkley Agency, Inc. doing business as First Mid Insurance Group (“First Mid Insurance”).  All significant intercompany balances and transactions have been eliminated in consolidation.   Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the 2013 presentation and there was no impact on net income or stockholders’ equity from these reclassifications.  The Company operates as a single segment entity for financial reporting purposes. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the more significant of these policies.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” codified into ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2013 and determined that, as of that date, goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

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

At December 31, 2013, the Company managed or administered 1,498 accounts with assets totaling approximately $722.9 million. At December 31, 2012, the Company managed or administered 1,486 accounts with assets totaling approximately $633.8 million.

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

The Company also has the right at any time on or after November 16, 2014 to require the conversion of all (but not less than all) of the Series B Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, the book value of the Company’s common stock equals or exceeds 115% of the book value of the Company’s common stock at September 30, 2008. “Book value of the Company’s common stock” at any date means the result of dividing the Company’s total common stockholders’ equity at that date, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury.  The book value of the Company’s common stock at September 30, 2008 was $13.03, and 115% of this amount is approximately $14.98. The book value of the Company’s common stock at December 31, 2013 was $16.54.

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

The Company also has the right at any time after May 13, 2016 to require the conversion of all (but not less than all) of the Series C Preferred Stock into shares of common stock if, on the date notice of mandatory conversion is given to holders, (a) the tangible book value per share of the Company’s common stock equals or exceeds 115% of the tangible book value per share of the Company’s common stock at December 31, 2010, and (b) the NASDAQ Bank Index (denoted by CBNK:IND) equals or exceeds 115% of the NASDAQ Bank Index at December 31, 2010.  “Tangible book value per share of our common stock” at any date means the result of dividing the Company’s total common stockholders equity at that date, less the amount of goodwill and intangible assets, determined in accordance with U.S. generally accepted accounting principles, by the number of shares of common stock then outstanding, net of any shares held in the treasury. The tangible book value of the Company’s common stock at December 31, 2010 was $9.38, and 115% of this amount is approximately $10.79. The NASDAQ Bank Index value at December 31, 2010 was 1,847.35 and 115% of this amount is approximately 2,124.45. The tangible book value of the Company’s common stock at December 31, 2013 was $11.75 and the NASDAQ Bank Index value at December 31, 2013 was 2,601.96.

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

A maximum of 300,000 shares of common stock may be issued under the SI Plan.  Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI plan.  There have been no stock options awarded since 2008. The Company awarded 14,054 shares, 15,162 shares and 17,409 shares during 2013, 2012 and 2011, respectively, as 50% Stock Awards and 50% Stock Unit Awards under the SI plan.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income included in stockholders’ equity as of December 31, 2013 and 2012 are as follows (in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Securities with Other-Than-Temporary Impairment Losses	Total
December 31, 2013
Net unrealized losses on securities available-for-sale	$(10,272)	$—	$(10,272)
Securities with other-than-temporary impairment losses	—	(3,461)	(3,461)
Tax benefit	4,004	1,349	5,353
Balance at December 31, 2013	$(6,268)	$(2,112)	$(8,380)
December 31, 2012
Net unrealized gains on securities available-for-sale	$11,836	$—	$11,836
Securities with other-than-temporary impairment losses	—	(4,389)	(4,389)
Tax benefit (expense)	(4,614)	1,711	(2,903)
Balance at December 31, 2012	$7,222	$(2,678)	$4,544
Amounts reclassified from accumulated other comprehensive income and the affected line items in the statements of income during the years ended December 31, 2013, 2012 and 2011 , were as follows:

	Amounts Reclassified from Other Comprehensive Income			Affected Line Item in the Statements of Income
	2013	2012	2011
Unrealized gains on available-for-sale securities	$2,293	934	486	Securities gains, net (Total reclassified amount before tax)
	(894)	(364)	(189)	Tax expense
Total reclassifications out of accumulated other comprehensive income	$1,399	$570	$297	Net reclassified amount

See “Note 4 – Investment Securities” for more detailed information regarding unrealized losses on available-for-sale securities.

Note 2 -- Earnings Per Share

Basic net income per common share available to common stockholders is calculated as net income less preferred stock dividends divided by the weighted average number of common shares outstanding.  Diluted net income per common share available to common stockholders is computed using the weighted average number of common shares outstanding, increased by the assumed conversion of the Company’s convertible preferred stock and the Company’s stock options and restricted stock awarded, unless anti-dilutive.

The components of basic and diluted net income per common share available to common stockholders for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Basic Net Income per Common Share
Available to Common Stockholders:
Net income	$14,722,000	$14,025,000	$11,372,000
Preferred stock dividends	(4,417,000)	(4,252,000)	(3,576,000)
Net income available to common stockholders	$10,305,000	$9,773,000	$7,796,000
Weighted average common shares outstanding	5,934,628	6,023,289	6,042,015
Basic earnings per common share	$1.74	$1.62	$1.29
Diluted Net Income per Common Share
Available to Common Stockholders:
Net income available to common stockholders	$10,305,000	$9,773,000	$7,796,000
Effect of assumed preferred stock conversion	—	—	—
Net income applicable to diluted earnings per share	$10,305,000	$9,773,000	$7,796,000
Weighted average common shares outstanding	5,934,628	6,023,289	6,042,015
Dilutive potential common shares:
Assumed conversion of stock options	2,090	4,473	10,515
Restricted stock awarded	8,184	116	1,741
Assumed conversion of preferred stock	—	—	—
Dilutive potential common shares	10,274	4,589	12,256
Diluted weighted average common shares outstanding	5,944,902	6,027,878	6,054,271
Diluted earnings per common share	$1.73	$1.62	$1.29

The following shares were not considered in computing diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 because they were anti-dilutive:

	2013	2012	2011
Stock options to purchase shares of common stock	130,500	108,125	202,970
Average dilutive potential common shares associated with convertible preferred stock	2,494,801	2,290,110	1,998,652

Note 3 -- Cash and Due from Banks

Aggregate cash and due from bank balances of $1,583,000, $1,134,000 and $873,000 were maintained in satisfaction of statutory reserve requirements of the Federal Reserve Bank at December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the Company’s cash accounts did not exceed the federally insured limits.

Note 4 -- Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair values for available-for-sale and held-to-maturity securities by major security type at December 31, 2013 and December 31, 2012 were as follows (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$197,805	$137	$(7,574)	$190,368
Obligations of states and political subdivisions	65,304	1,031	(1,773)	64,562
Mortgage-backed securities: GSE residential	229,661	2,215	(4,275)	227,601
Trust preferred securities	3,652	—	(3,461)	191
Other securities	6,035	34	(67)	6,002
Total available-for-sale	$502,457	$3,417	$(17,150)	$488,724
December 31, 2012
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations & agencies	$180,851	$1,321	$(3)	$182,169
Obligations of states and political subdivisions	53,064	3,163	(20)	56,207
Mortgage-backed securities: GSE residential	252,310	7,162	(12)	259,460
Trust preferred securities	4,974	—	(4,389)	585
Other securities	9,663	225	—	9,888
Total available-for-sale	$500,862	$11,871	$(4,424)	$508,309

Trust preferred securities at December 31, 2013, is one trust preferred pooled security issued by First Tennessee Financial (“FTN”). The unrealized loss of this security, which has a maturity of twenty-four years, is primarily due to its long-term nature, a lack of demand or inactive market for the security, and concerns regarding the underlying financial institutions that have issued the trust preferred security. See the heading “Trust Preferred Securities” below for further information regarding this security.

Proceeds from sales of investment securities, realized gains and losses and income tax expense and benefit were as follows during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Proceeds from sales	$69,665	$30,500	$18,891
Gross gains	2,454	934	486
Gross losses	161	—	—
Income tax expense	894	364	189

The following table indicates the expected maturities of investment securities classified as available-for-sale presented at fair value, at December 31, 2013 and the weighted average yield for each range of maturities (dollars in thousands):

	One year or less	After 1 through 5 years	After 5 through 10 years	After ten years	Total
Available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$157,292	$33,076	$—	$—	$190,368
Obligations of state and political subdivisions	1,793	30,416	30,427	1,926	64,562
Mortgage-backed securities: GSE residential	3,268	127,965	96,368	—	227,601
Trust preferred securities	—	—	—	191	191
Other securities	2,002	—	3,933	67	6,002
Total investments	$164,355	$191,457	$130,728	$2,184	$488,724
Weighted average yield	1.60%	2.72%	2.51%	1.62%	2.27%
Full tax-equivalent yield	1.64%	3.15%	3.09%	2.32%	2.61%

The weighted average yields are calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent yields have been calculated using a 35% tax rate.  With the exception of obligations of the U.S. Treasury and other U.S. government agencies and corporations, there were no investment securities of any single issuer, the book value of which exceeded 10% of stockholders' equity at December 31, 2013. Investment securities carried at approximately $321 million and $267 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and repurchase agreements and for other purposes as permitted or required by law.

The following table presents the aging of gross unrealized losses and fair value by investment category as of December 31, 2013 and 2012 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$183,074	$(7,574)	$—	$—	$183,074	$(7,574)
Obligations of states and political subdivisions	29,986	(1,708)	808	(65)	30,794	(1,773)
Mortgage-backed securities: GSE residential	131,125	(4,275)	13	—	131,138	(4,275)
Trust preferred securities	—	—	191	(3,461)	191	(3,461)
Other securities	3,933	(67)	—	—	3,933	(67)
Total	$348,118	$(13,624)	$1,012	$(3,526)	$349,130	$(17,150)
December 31, 2012
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,997	$(3)	$—	$—	$10,997	$(3)
Obligations of states and political subdivisions	1,969	(20)	—	—	1,969	(20)
Mortgage-backed securities: GSE residential	697	(12)	—	—	697	(12)
Trust preferred securities	—	—	585	(4,389)	585	(4,389)
Other securities	—	—	—	—	—	—
Total	$13,663	$(35)	$585	$(4,389)	$14,248	$(4,424)

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies. At December 31, 2013 and December 31, 2012, there were no U.S. Treasury securities and obligations of U.S. government corporations and agencies in a continuous unrealized loss position for twelve months or more.

Obligations of states and political subdivisions.  At December 31, 2013 there were two Obligations of states and political subdivisions with a fair value of $808,000 and unrealized losses of $65,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were no Obligations of states and political subdivisions in a continuous unrealized loss position for twelve months or more.

Mortgage-backed Securities: GSE Residential. At December 31, 2013 there was one mortgage-backed security with a fair value of $13,000 and unrealized losses of $109 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were no mortgage-backed securities in a continuous unrealized loss position for twelve months or more.

Trust Preferred Securities. At December 31, 2013, there were one trust preferred security with a fair value of $191,000 and unrealized losses of $3,461,000 in a continuous unrealized loss position for twelve months or more. At December 31, 2012, there were three trust preferred securities with a fair value of $585,000 and unrealized losses of $4,389,000 in a continuous unrealized loss position for twelve months or more. These unrealized losses were primarily due to the long-term nature of the trust preferred securities, a lack of demand or inactive market for these securities, the impending change to the regulatory treatment of these securities, and concerns regarding the underlying financial institutions that have issued the trust preferred securities. The Company recorded no other-than-temporary impairment (OTTI) for these securities during 2013 or 2012.  Because the Company does not intend to sell the remaining security and it is not more-likely-than-not that the Company will be required to sell this securities before recovery of its amortized cost basis, which may be maturity, the Company does not consider the remainder of the investment in this security to be other-than-temporarily impaired at December 31, 2013. However, future downgrades or additional deferrals and defaults in the security could result in additional OTTI and consequently, have a material impact on future earnings.

On July 22, 2013, the Company sold its holdings in PreTSL I and PreTSL II and the net proceeds exceeded the aggregate book value of the securities by approximately $1.4 million. On July 3, 2012, the Company’s holding in PreTSL VI was redeemed in full and the payment received exceeded the aggregate book of the security by approximately $139,000. Following are the details for the remaining impaired trust preferred security remaining as of December 31, 2013 (in thousands):

	Book Value	Market Value	Unrealized Gains (Losses)	Other-than- temporary Impairment Recorded To-date
PreTSL XXVIII	$3,652	$191	$(3,461)	$(1,111)

Other securities. At December 31, 2013 and 2012, there were no corporate bonds in a continuous unrealized loss position for twelve months or more.

The Company does not believe any other individual unrealized loss as of December 31, 2013 represents OTTI. However, given the continued disruption in the financial markets, the Company may be required to recognize OTTI losses in future periods with respect to its available for sale investment securities portfolio. The amount and timing of any additional OTTI will depend on the decline in the underlying cash flows of the securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in the period the other-than-temporary impairment is identified.

Other-than-temporary Impairment

Upon acquisition of a security, the Company determines whether it is within the scope of the accounting guidance for investments in debt and equity securities or whether it must be evaluated for impairment under the accounting guidance for beneficial interests in securitized financial assets

The Company conducts periodic reviews to evaluate its investment securities to determine whether OTTI has occurred. While all securities are considered, the securities primarily impacted by OTTI evaluation are pooled trust preferred securities. For the pooled trust preferred security currently in the investment portfolio, an extensive review is conducted to determine if any additional OTTI has occurred. The Company utilizes an independent third-party to perform the OTTI evaluation. The Company's management reviews the assumption inputs and methodology with the third-party to obtain an understanding of them and determine if they are appropriate for the evaluation. Economic models are used to project future cash flows for the security based on current assumptions for discount rate, prepayments, default and deferral rates and recoveries. These assumptions are determined based on the structure of the issuance, the specific collateral underlying the security, historical performance of trust preferred securities and general state of the economy. The OTTI test compares the present value of the cash flows from quarter to quarter to determine if there has been an adverse change which could indicate additional OTTI.

The discount rate assumption used in the cash flow model is equal to the current yield used to accrete the beneficial interest. The Company’s current trust preferred security investment has a floating rate coupon of 3-month LIBOR plus 90 basis points. Since the estimate of 3-month LIBOR is based on the forward curve on the measurement date, and is therefore variable, the discount assumption for this security is a range of projected coupons over the expected life of the security.

The Company considers the likelihood that issuers will prepay their securities which changes the amount of expected cash flows. Factors such as the coupon rates of collateral, economic conditions and regulatory changes, such as the Dodd-Frank Act and Basel III, are considered.

The trust preferred security includes collateral issued by financial institutions and insurance companies. To identify bank issuers with a high risk of near term default or deferral, a credit model developed by the third-party is utilized that scores each bank issuer based on 29 different ratios covering capital adequacy, asset quality, earnings, liquidity, the Texas Ratio, and sensitivity to interest rates. To account for longer term bank default risk not captured by the credit model, it is assumed that banks will default at a rate of 2% annually for the first two years of the cash flow projection, and 36 basis points in each year thereafter. To project defaults for insurance issuers, each issuer’s credit rating is mapped to its idealized default rate, which is AM Best’s estimate of the historical default rate for insurance companies with that rating.

Lastly, it is assumed that trust preferred securities issued by banks that have already failed will have no recoveries, and that banks projected to default will have recoveries of 10%. Additionally, the 10% recovery assumption, incorporates the potential for cures by banks that are currently in deferral.

If the Company determines that a given pooled trust preferred security position will be subject to a write-down or loss, the Company records the expected credit loss as a charge to earnings.

Credit Losses Recognized on Investments

As described above, some of the Company’s investments in trust preferred securities have experienced fair value deterioration due to credit losses but are not otherwise other-than-temporarily impaired. The following table provides information about those trust preferred securities for which only a credit loss was recognized in income and other losses are recorded in other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Accumulated Credit Losses as of December 31:
	2013	2012	2011
Credit losses on trust preferred securities held:
Beginning of period	$3,989	$4,116	$3,230
Additions related to OTTI losses not previously recognized	—	—	—
Reductions due to sales / (recoveries)	(2,878)	(127)	—
Reductions due to change in intent or likelihood of sale	—	—	—
Additions related to increases in previously recognized OTTI losses	—	—	886
Reductions due to increases in expected cash flows	—	—	—
End of period	$1,111	$3,989	$4,116

Maturities of investment securities were as follows at December 31, 2013 (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$166,922	$161,087
Due after one-five years	65,091	63,492
Due after five-ten years	35,038	34,360
Due after ten years	5,745	2,184
	272,796	261,123
Mortgage-backed securities: GSE residential	229,661	227,601
Total available-for-sale	$502,457	$488,724

Note 5 -- Loans and Allowance for Loan Losses

Loans are stated at the principal amount outstanding net of unearned discounts, unearned income and allowance for loan losses.  Unearned income includes deferred loan origination fees reduced by loan origination costs and is amortized to interest income over the life of the related loan using methods that approximated the effective interest rate method.  Interest on substantially all loans is credited to income based on the principal amount outstanding. A summary of loans at December 31, 2013 and 2012 follows (in thousands):

	2013	2012
Construction and land development	$25,321	$31,341
Farm loans	109,376	86,256
1-4 Family residential properties	184,158	186,205
Multifamily residential properties	50,174	44,863
Commercial real estate	357,726	317,321
Loans secured by real estate	726,755	665,986
Agricultural loans	64,055	60,948
Commercial and industrial loans	168,227	160,193
Consumer loans	14,579	16,264
All other loans	9,094	8,206
Gross loans	982,710	911,597
Less:
Net deferred loan fees, premiums and discounts	420	744
Allowance for loan losses	13,249	11,776
Net loans	$969,041	$899,077

Loans expected to be sold are classified as held for sale in the consolidated financial statements and are recorded at the lower of aggregate cost or market value, taking into consideration future commitments to sell the loans. These loans are primarily for 1-4 family residential properties. The balance of loans held for sale, excluded from the balances above, were $514,000 and $212,000 at December 31, 2013 and 2012, respectively.

Most of the Company’s business activities are with customers located within central Illinois.  At December 31, 2013, the Company’s loan portfolio included $173.4 million of loans to borrowers whose businesses are directly related to agriculture. Of this amount, $147.1 million was concentrated in other grain farming. Total loans to borrowers whose businesses are directly related to agriculture increased $26.2 million from $147.2 million at December 31, 2012 while loans concentrated in other grain farming increased $22.7 million from $124.4 million at December 31, 2012.  While the Company adheres to sound underwriting practices, including collateralization of loans, any extended period of low commodity prices, drought conditions, significantly reduced yields on crops and/or reduced levels of government assistance to the agricultural industry could result in an increase in the level of problem agriculture loans and potentially result in loan losses within the agricultural portfolio.

In addition, the Company has $50.6 million of loans to motels and hotels.  The performance of these loans is dependent on borrower specific issues as well as the general level of business and personal travel within the region.  While the Company adheres to sound underwriting standards, a prolonged period of reduced business or personal travel could result in an increase in nonperforming loans to this business segment and potentially in loan losses. The Company also has $98.0 million of loans to lessors of non-residential buildings and $58.8 million of loans to lessors of residential buildings and dwellings.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2013, 2012 and 2011 (in thousands):

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2013
Allowance for loan losses:
Balance, beginning of year	$9,301	$558	$726	$403	$788	$11,776
Provision charged to expense	1,861	(30)	171	57	134	2,193
Losses charged off	(764)	—	(141)	(223)	—	(1,128)
Recoveries	248	5	15	140	—	408
Balance, end of period	$10,646	$533	$771	$377	$922	$13,249
Ending balance:
Individually evaluated for impairment	$604	$—	$—	$—	$—	$604
Collectively evaluated for impairment	$10,042	$533	$771	$377	$922	$12,645
Loans:
Ending balance	$607,062	$172,979	$187,796	$14,967	$—	$982,804
Ending balance:
Individually evaluated for impairment	$5,145	$—	$—	$—	$—	$5,145
Collectively evaluated for impairment	$601,917	$172,979	$187,796	$14,967	$—	$977,659

	Commercial/ Commercial Real Estate	Agricultural/ Agricultural Real Estate	Residential Real Estate	Consumer	Unallocated	Total
2012
Allowance for loan losses:
Balance, beginning of year	$8,791	$546	$636	$378	$769	$11,120
Provision charged to expense	1,979	(47)	580	116	19	2,647
Losses charged off	(1,586)	(12)	(524)	(249)	—	(2,371)
Recoveries	117	71	34	158	—	380
Balance, end of period	$9,301	$558	$726	$403	$788	$11,776
Ending balance:
Individually evaluated for impairment	$457	$54	$—	$—	$—	$511
Collectively evaluated for impairment	$8,844	$504	$726	$403	$788	$11,265
Loans:
Ending balance	$569,717	$145,695	$179,309	$16,066	$278	$911,065
Ending balance:
Individually evaluated for impairment	$5,334	$1,230	$—	$—	$—	$6,564
Collectively evaluated for impairment	$564,383	$144,465	$179,309	$16,066	$278	$904,501
2011
Allowance for loan losses:
Balance, beginning of year	$8,307	$404	$440	$392	$850	$10,393
Provision charged to expense	2,309	205	546	122	(81)	3,101
Losses charged off	(3,077)	(66)	(363)	(254)	—	(3,760)
Recoveries	1,252	3	13	118	—	1,386
Balance, end of year	$8,791	$546	$636	$378	$769	$11,120
Ending balance:
Individually evaluated for impairment	$575	$—	$—	$—	$—	$575
Collectively evaluated for impairment	$8,216	$546	$636	$378	$769	$10,545
Loans:
Ending balance	$505,693	$130,595	$185,151	$16,270	$22,365	$860,074
Ending balance:
Individually evaluated for impairment	$4,719	$1,149	$—	$—	$—	$5,868
Collectively evaluated for impairment	$500,974	$129,446	$185,151	$16,270	$22,365	$854,206

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass rated loans. The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013 and 2012 (in thousands):

	Construction & Land Development		Farm Loans		1-4 Family Residential Properties		Multifamily Residential Properties
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$23,839	$27,217	$108,262	$82,516	$182,593	$183,880	$50,174	$44,863
Watch	—	2,135	231	2,662	637	424	—	—
Substandard	1,482	1,989	912	1,093	1,531	2,194	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$25,321	$31,341	$109,405	$86,271	$184,761	$186,498	$50,174	$44,863

	Commercial Real Estate (Nonfarm/Nonresidential)		Agricultural Loans		Commercial & Industrial Loans		Consumer Loans
	2013	2012	2013	2012	2013	2012	2013	2012
Pass	$335,284	$287,794	$62,439	$56,899	$158,107	$157,461	$14,558	$16,236
Watch	17,998	24,213	193	958	3,515	1,588	—	14
Substandard	3,717	4,315	1,496	3,157	6,731	1,250	21	14
Doubtful	—	—	—	—	—	—	—	—
Total	$356,999	$316,322	$64,128	$61,014	$168,353	$160,299	$14,579	$16,264

	All Other Loans		Total Loans
	2013	2012	2013	2012
Pass	$9,084	$8,193	$944,340	$865,059
Watch	—	—	22,574	31,994
Substandard	—	—	15,890	14,012
Doubtful	—	—	—	—
Total	$9,084	$8,193	$982,804	$911,065

The following table presents the Company’s loan portfolio aging analysis at December 31, 2013 and 2012 (in thousands):

	30-59 days Past Due	60-89 days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
December 31, 2013
Construction and land development	$—	$—	$—	$—	$25,321	$25,321	$—
Farm loans	299	—	—	299	109,106	109,405	—
1-4 Family residential properties	326	146	371	843	183,918	184,761	—
Multifamily residential properties	—	—	—	—	50,174	50,174	—
Commercial real estate	568	1,030	145	1,743	355,256	356,999	—
Loans secured by real estate	1,193	1,176	516	2,885	723,775	726,660	—
Agricultural loans	122	49	—	171	63,957	64,128	—
Commercial and industrial loans	113	88	62	263	168,090	168,353	—
Consumer loans	83	25	4	112	14,467	14,579	—
All other loans	—	—	—	—	9,084	9,084	—
Total loans	$1,511	$1,338	$582	$3,431	$979,373	$982,804	$—
December 31, 2012
Construction and land development	$—	$53	$—	$53	$31,288	$31,341	$—
Farm loans	592	—	293	885	85,386	86,271	—
1-4 Family residential properties	1,351	40	944	2,335	184,163	186,498	—
Multifamily residential properties	—	—	—	—	44,863	44,863	—
Commercial real estate	262	911	255	1,428	314,894	316,322	—
Loans secured by real estate	2,205	1,004	1,492	4,701	660,594	665,295	—
Agricultural loans	—	—	620	620	60,394	61,014	—
Commercial and industrial loans	413	275	53	741	159,558	160,299	—
Consumer loans	119	24	39	182	16,082	16,264	—
All other loans	—	—	—	—	8,193	8,193	—
Total loans	$2,737	$1,303	$2,204	$6,244	$904,821	$911,065	$—

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

The following tables present impaired loans as of December 31, 2013 and 2012 (in thousands):

	2013			2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific allowance:
Construction and land development	$614	$614	$76	$1,114	$1,529	$295
Farm loans	—	—	—	—	—	—
1-4 Family residential properties	—	—	—	636	723	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,096	1,096	301	—	—	—
Loans secured by real estate	1,710	1,710	377	1,750	2,252	457
Agricultural loans	—	—	—	310	310	54
Commercial and industrial loans	275	275	227	—	—	—
Consumer loans	—	—	—	—	—	—
All other loans	—	—	—	—	—	—
Total loans	$1,985	$1,985	$604	$2,060	$2,562	$511
Loans without a specific allowance:
Construction and land development	$869	$1,727	$—	$408	$694	$—
Farm loans	105	113	—	418	429	—
1-4 Family residential properties	1,110	1,558	—	1,269	1,792	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	1,750	1,778	—	2,063	2,253	—
Loans secured by real estate	3,834	5,176	—	4,158	5,168	—
Agricultural loans	—	—	—	620	1,568	—
Commercial and industrial loans	613	946	—	704	—	—
Consumer loans	37	51	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$4,484	$6,173	$—	$5,533	$6,794	$—
Total loans:
Construction and land development	$1,483	$2,341	$76	$1,522	$2,223	$295
Farm loans	105	113	—	418	429	—
1-4 Family residential properties	1,110	1,558	—	1,905	2,515	162
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,846	2,874	301	2,063	2,253	—
Loans secured by real estate	5,544	6,886	377	5,908	7,420	457
Agricultural loans	—	—	—	930	1,878	54
Commercial and industrial loans	888	1,221	227	704	—	—
Consumer loans	37	51	—	51	58	—
All other loans	—	—	—	—	—	—
Total loans	$6,469	$8,158	$604	$7,593	$9,356	$511

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

The following tables present average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013		2012		2011
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Construction and land development	$1,565	$—	$1,520	$—	$841	$—
Farm loans	107	—	421	—	532	—
1-4 Family residential properties	1,248	5	1,948	7	1,755	—
Multifamily residential properties	—	—	—	—	—	—
Commercial real estate	2,895	3	2,100	—	2,688	22
Loans secured by real estate	5,815	8	5,989	7	5,816	22
Agricultural loans	16	1	1,071	—	673	—
Commercial and industrial loans	1,240	10	755	—	1,199	14
Consumer loans	47	12	56	15	10	—
All other loans	—	—	—	—	—	—
Total loans	$7,118	$31	$7,871	$22	$7,698	$36

The amount of interest income recognized by the Company within the periods stated above was due to loans modified in a troubled debt restructuring that remained on accrual status.  The balance of loans modified in a troubled debt restructuring included in the impaired loans stated above that were still accruing was $101,000 of 1-4 Family residential properties, $39,000 of commercial real estate, $182,000 of commercial and industrial and $26,000 of consumer loans at December 31, 2013 and $6,000 of 1-4 Family residential properties and $14,000 of consumer loans at December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, the amount of interest income recognized using a cash-basis method of accounting during the period that the loans were impaired was not material.

Non Accrual Loans

The following table presents the Company’s recorded balance of nonaccrual loans at December 31, 2013 and December 31, 2012 (in thousands). This table excludes purchased impaired loans and performing troubled debt restructurings.

	2013	2012
Construction and land development	$1,483	$1,522
Farm loans	105	418
1-4 Family residential properties	1,009	1,899
Multifamily residential properties	—	—
Commercial real estate	2,807	2,063
Loans secured by real estate	5,404	5,902
Agricultural loans	—	930
Commercial and industrial loans	706	704
Consumer loans	11	37
All other loans	—	—
Total loans	$6,121	$7,573

The aggregate principal balances of nonaccrual, past due ninety days or more loans were $6.1 million and $7.6 million at December 31, 2013 and 2012, respectively. Interest income that would have been recorded under the original terms of such nonaccrual loans totaled $45,000, $173,000 and $239,000 in 2013, 2012 and 2011, respectively.

Troubled Debt Restructuring

The balance of troubled debt restructurings at December 31, 2013 and 2012 was $3,200,000 and $3,339,000, respectively.  Approximately $431,000 and $295,000 in specific reserves have been established with respect to these loans as of December 31, 2013 and 2012, respectively. As troubled debt restructurings, these loans are included in nonperforming loans and are classified as impaired which requires that they be individually measured for impairment. The modification of the terms of these loans included one or a combination of the following: a reduction of stated interest rate of the loan; an extension of the maturity date and change in payment terms; or a permanent reduction of the recorded investment in the loan.

The following table presents the Company’s recorded balance of troubled debt restructurings at December 31, 2013 and 2012 (in thousands).

Troubled debt restructurings:	2013	2012
Construction and land development	$1,482	$1,522
1-4 Family residential properties	306	445
Commercial real estate	899	950
Loans secured by real estate	2,687	2,917
Commercial and industrial loans	487	408
Consumer Loans	26	14
Total	$3,200	$3,339
Performing troubled debt restructurings:
1-4 Family residential properties	$101	$6
Commercial real estate	39	—
Loans secured by real estate	140	6
Commercial and industrial loans	182	—
Consumer Loans	26	14
Total	$348	$20

The following table presents loans modified as TDRs during the years ended December 31, 2013 and 2012 as a result of various modified loan factors (in thousands):

	December 31, 2013			December 31, 2012
	Number of Modifications	Recorded Investment	Type of Modifications	Number of Modifications	Recorded Investment	Type of Modifications
Construction and land development	1	$284	(a)	4	$1,553	(a)(b)
1-4 Family residential properties	5	251	(a)(b)(c)	2	94	(b)
Commercial real estate	1	39	(c)	1	289	(b)
Loans secured by real estate	7	574		7	1,936
Commercial and industrial loans	2	211	(a)(b)(c)	4	185	(a)(b)(c)(d)
Consumer Loans	4	14	(b)(c)	1	14	(c)
Total	13	$799		12	$2,135

Type of modifications:
(a) Reduction of stated interest rate of loan
(b) Change in payment terms
(c) Extension of maturity date
(d) Permanent reduction of the recorded investment

A loan is considered to be in payment default once it is 90 days past due under the modified terms.  There were no loans modified as troubled debt restructurings during the prior twelve months that experienced defaults during the year ended December 31, 2013 and 2012.

Note 6 -- Premises and Equipment, Net

Premises and equipment at December 31, 2013 and 2012 consisted of:

	2013	2012
Land	$5,966	$5,966
Buildings and improvements	28,962	28,797
Furniture and equipment	16,601	15,898
Leasehold improvements	3,138	3,094
Construction in progress	62	45
Subtotal	54,729	53,800
Accumulated depreciation and amortization	26,151	24,130
Total	$28,578	$29,670

Depreciation and amortization expense was $2.49 million, $2.53 million and $2.45 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7 -- Goodwill and Intangible Assets

The Company has goodwill from business combinations, intangible assets from branch acquisitions, identifiable intangible assets assigned to core deposit relationships and customer lists of insurance agencies acquired.  The following table presents gross carrying amount and accumulated amortization by major intangible asset class as of December 31, 2013 and 2012:

	2013		2012
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Goodwill not subject to amortization	$29,513	$3,760	$29,513	$3,760
Intangibles from branch acquisition	3,015	3,015	3,015	3,015
Core deposit intangibles	8,986	6,499	8,986	5,825
Customer list intangibles	1,904	1,904	1,904	1,904
	$43,418	$15,178	$43,418	$14,504

Total amortization expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Intangibles from branch acquisitions	$—	$50	$201
Core deposit intangibles	674	706	743
Customer list intangibles	—	17	190
	$674	$773	$1,134

Estimated amortization expense for each of the five succeeding years is shown in the table below:

For period ended 12/31/14	$643
For period ended 12/31/15	$616
For period ended 12/31/16	$381
For period ended 12/31/17	$254
For period ended 12/31/18	$232

In accordance with the provisions of SFAS 142,”Goodwill and Other Intangible Assets,” codified in ASC 350, the Company performed testing of goodwill for impairment as of September 30, 2013 and 2012, and determined, as of each of these dates, that goodwill was not impaired.  Management also concluded that the remaining amounts and amortization periods were appropriate for all intangible assets.

Note 8 -- Deposits

As of December 31, 2013 and 2012, deposits consisted of the following:

	2013	2012
Demand deposits:
Non-interest bearing	$235,448	$263,838
Interest-bearing	291,035	259,330
Savings	279,227	290,909
Money market	253,255	252,711
Time deposits	228,651	207,277
Total deposits	$1,287,616	$1,274,065

Total interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Interest-bearing demand	$102	$195	$332
Savings	452	1,186	1,481
Money market	693	1,248	1,993
Time deposits	1,456	2,214	2,919
Total	$2,703	$4,843	$6,725

As of December 31, 2013, 2012 and 2011, the aggregate amount of time deposits in denominations of more than $100,000 and the total interest expense on such deposits was as follows:

	2013	2012	2011
Outstanding	$96,715	$62,563	$67,854
Interest expense for the year	546	826	1,204
The following table shows the amount of maturities for all time deposits as of December 31, 2013:

Less than 1 year	$159,419
1 year to 2 years	33,683
2 years to 3 years	15,819
3 years to 4 years	10,177
4 years to 5 years	9,430
Over 5 years	123
Total	$228,651

In 2013 the Company maintained account relationships with various public entities throughout its market areas. three public entities had total balances of $31.1 million in various checking accounts and time deposits as of December 31, 2013. These balances are subject to change depending upon the cash flow needs of the public entity.

Note 9 -- Borrowings

As of December 31, 2013 and 2012 borrowings consisted of the following:

	2013	2012
Securities sold under agreements to repurchase	$119,187	$113,484
Federal Home Loan Bank (FHLB) advances:
Fixed-term advances	20,000	5,000
Subordinated debentures	20,620	20,620
Total	$159,807	$139,104

Aggregate annual maturities of FHLB advances and subordinated debentures at December 31, 2013 are:

2014	$10,000
2015	5,000
2016	5,000
2017	—
2018	—
Thereafter	20,620
$40,620

FHLB advances represent borrowings by First Mid Bank to economically fund loan demand.  At December 31, 2013 the advances totaling $20 million were as follows:

•	$10 million advance with a 3-month maturity, at .22%, due February 25, 2014

•	$5 million advance with a 2-year maturity, at .57%, due August 26, 2015

•	$5 million advance with a 10-year maturity, at 4.58%, due July 14, 2016, on year lockout, callable quarterly

Securities sold under agreements to repurchase have overnight maturities and a weighted average rate of .05%. First Mid Bank has collateral pledge agreements whereby it has agreed to keep on hand at all times, free of all other pledges, liens, and encumbrances, whole first mortgages on improved residential property with unpaid principal balances aggregating no less than 133% of the outstanding advances and letters of credit ($0 on December 31, 2013) from the FHLB.  The securities underlying the repurchase agreements are under the Company’s control.

	2013	2012	2011
Securities sold under agreements to repurchase:
Maximum outstanding at any month-end	$119,187	$118,030	$132,380
Average amount outstanding for the year	87,468	113,443	108,240

At December 31, 2013 and 2012, there was no outstanding loan balance on a revolving credit agreement with The Northern Trust Company. This loan was renewed on April 21, 2013. The revolving credit agreement has a maximum available balance of $15 million with a term of one year from the date of closing. The interest rate (2.5% at December 31, 2013) is floating at 2.25% over the federal funds rate. The loan is unsecured and subject to a borrowing agreement containing requirements for the Company and First Mid Bank to maintain various operating and capital ratios. The Company and First Mid Bank were in compliance with all the existing covenants at December 31, 2013 and 2012.

On February 27, 2004, the Company completed the issuance and sale of $10 million of floating rate trust preferred securities through Trust I, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust I for the purpose of issuing the trust preferred securities.  The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of the Trust, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust I mature in 2034, bear interest at three-month London Interbank Offered Rate (“LIBOR”) plus 280 basis points, reset quarterly, and are callable, at the option of the Company, at par on or after April 7, 2009. At December 31, 2013 and 2012 the rate was 3.09% and 3.19%, respectively. The Company used the proceeds of the offering for general corporate purposes.

On April 26, 2006, the Company completed the issuance and sale of $10 million of fixed/floating rate trust preferred securities through Trust II, a statutory business trust and wholly-owned unconsolidated subsidiary of the Company, as part of a pooled offering.  The Company established Trust II for the purpose of issuing the trust preferred securities. The $10 million in proceeds from the trust preferred issuance and an additional $310,000 for the Company’s investment in common equity of Trust II, a total of $10,310,000, was invested in junior subordinated debentures of the Company.  The underlying junior subordinated debentures issued by the Company to Trust II mature in 2036, bore interest at a fixed rate of 6.98% paid quarterly until June 15, 2011 and then converted to floating rate (LIBOR plus 160 basis points) after June 15, 2011 (1.84% and 1.91% at December 31, 2013 and 2012). The net proceeds to the Company were used for general corporate purposes, including the Company’s acquisition of Mansfield.

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

Quantitative measures established by each regulatory agency to ensure capital adequacy require the reporting institutions to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4% and a minimum leverage ratio of 3% for the most highly rated banks that do not expect significant growth.  All other institutions are required to maintain a minimum leverage ratio of 4%.  Management believes that, as of December 31, 2013 and 2012, the Company and First Mid Bank met all capital adequacy requirements.

As of December 31, 2013 and 2012, the most recent notification from the primary regulators categorized First Mid Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios must be maintained as set forth in the table below. At December 31, 2013, there are no conditions or events since the most recent notification that management believes have changed this categorization.

	Actual		Required Minimum For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to risk-weighted assets)
Company	$170,344	15.58%	$87,472	> 8.00%	N/A	N/A
First Mid Bank	161,650	14.89%	86,830	> 8.00	$108,538	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	157,095	14.37%	43,736	> 4.00	N/A	N/A
First Mid Bank	148,401	13.67%	43,415	> 4.00	65,123	> 6.00
Tier 1 Capital (to average assets)
Company	157,095	10.12%	62,069	> 4.00	N/A	N/A
First Mid Bank	148,401	9.62%	61,737	> 4.00	77,171	> 5.00
December 31, 2012
Total Capital (to risk-weighted assets)
Company	$161,799	15.65%	$82,693	> 8.00%	N/A	N/A
First Mid Bank	143,942	14.04%	82,047	> 8.00	$102,559	> 10.00%
Tier 1 Capital (to risk-weighted assets)
Company	150,023	14.51%	41,346	> 4.00	N/A	N/A
First Mid Bank	132,166	12.89%	41,024	> 4.00	61,535	> 6.00
Tier 1 Capital (to average assets)
Company	150,023	9.66%	62,093	> 4.00	N/A	N/A
First Mid Bank	132,166	8.56%	61,771	> 4.00	77,213	> 5.00

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

The trust preferred securities are collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies. The market for these securities at December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive and will continue to be, as a result of the Dodd-Frank Act’s elimination of trust preferred securities from Tier 1 capital for certain holding companies. There are currently very few market participants who are willing and or able to transact for these securities. The market values for these securities are very depressed relative to historical levels.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2013,

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

The following table presents the Company’s assets that are measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,368	$—	$190,368	$—
Obligations of states and political subdivisions	64,562	—	64,562	—
Mortgage-backed securities	227,601	—	227,601	—
Trust preferred securities	191	—	—	191
Other securities	6,002	67	5,935	—
Total available-for-sale securities	$488,724	$67	$488,466	$191
December 31, 2012
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$182,169	$—	$182,169	$—
Obligations of states and political subdivisions	56,207	—	56,207	—
Mortgage-backed securities	259,460	—	259,460	—
Trust preferred securities	585	—	—	585
Other securities	9,888	60	9,828	—
Total available-for-sale securities	$508,309	$60	$507,664	$585

The change in fair value of assets measured on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 is summarized as follows (in thousands):

Available for Sale Securities
Trust Preferred Securities
December 31, 2013
Beginning balance	$585
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or losses
Included in net income	—
Included in other comprehensive income (loss)	928
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(1,138)
Settlements	(184)
Ending balance	$191
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—

	Available-for-Sale Securities
	Mortgage-backed Securities	Trust Preferred Securities	Total
December 31, 2012
Beginning balance	$58	$719	$777
Transfers into Level 3	—	—	—
Transfers out of Level 3	(58)	—	(58)
Total gains or losses
Included in net income	—	127	127
Included in other comprehensive income (loss)	—	517	517
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	(778)	(778)
Ending balance	$—	$585	$585
Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$—	$—	$—

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

Management establishes a specific allowance for loans that have an estimated fair value that is below the carrying value. The total carrying amount of loans for which a specific allowance has been established as of December 31, 2013 was $1,987,000 and a fair value of $1,383,000 resulting in specific loss exposures of $604,000. As of December 31, 2012, the total carrying amount of loans for which a specific reserve had been established was $3,192,000. These loans had a fair value of $2,681,000 which resulted in specific loss exposures of $511,000.

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

Foreclosed Assets Held For Sale

Other real estate owned acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for loan losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the other real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of other real estate owned and foreclosed assets are netted and posted to other noninterest expense. The total carrying amount of other real estate owned as of December 31, 2013 was $568,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $172,000. The total carrying amount of other real estate owned as of December 31, 2012 was $1,187,000. Other real estate owned included in the total carrying amount and measured at fair value on a nonrecurring basis during the period amounted to $70,000.

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Impaired loans (collateral dependent)	$1,383	$—	$—	$1,383
Foreclosed assets held for sale	172	—	—	172
December 31, 2012
Impaired loans (collateral dependent)	$2,681	$—	$—	$2,681
Foreclosed assets held for sale	70	—	—	70

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2013.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$191	Discounted cash flow	Discount rate	15.5%
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	23.5%
			Probability of default	0.2%
			Projected cures given deferral	50.65%
			Loss severity	96.1%
Impaired loans (collateral dependent)	$1,383	Third party valuations	Discount to reflect realizable value	0%	40%	(20%	)
Foreclosed assets held for sale	$172	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	40%	(35%	)

(1)	Every five years

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill at December 31, 2012.

	Fair Value (in thousands)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Trust Preferred Securities	$585	Discounted cash flow	Discount rate	9.3%	-	22.1%	(19.3%	)
			Constant prepayment rate (1)	1.3%
			Cumulative projected prepayments	10.8%	-	56.0%	(20.8%	)
			Probability of default	0.7%	-	1.9%	(1.7%	)
			Projected cures given deferral	0.0%	-	11.0%	(2.0%	)
			Loss severity	92.4%	-	96.8%	(94.8%	)
Impaired loans (collateral dependent)	$2,681	Third party valuations	Discount to reflect realizable value	0%	-	40%	(20%	)
Foreclosed assets held for sale	$70	Third party valuations	Discount to reflect realizable value less estimated selling costs	0%	-	40%	(35%	)

(1)	Every five years

Other. The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest Receivable, Federal Reserve and Federal Home Loan Bank Stock and Interest Payable
The carrying amount approximates fair value.

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

Subordinated Debentures and Federal Home Loan Bank Advances
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 in accordance with FAS 107-1 and APB 28-1, codified with ASC 805 (in thousands):

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Cash and due from banks	$64,605	$64,605	$64,605	$—	$—
Federal funds sold	497	497	497	—	—
Available-for-sale securities	488,724	488,724	67	488,466	191
Loans held for sale	514	514	—	514	—
Loans net of allowance for loan losses	969,041	964,253	—	—	964,253
Interest receivable	6,614	6,614	—	6,614	—
Federal Reserve Bank stock	1,522	1,522	—	1,522	—
Federal Home Loan Bank stock	3,391	3,391	—	3,391	—
Financial Liabilities
Deposits	$1,287,616	$1,287,887	$—	$1,058,965	$228,922
Securities sold under agreements to repurchase	119,187	119,190	—	119,190	—
Interest payable	277	277	—	277	—
Federal Home Loan Bank borrowings	20,000	20,530	—	20,530	—
Junior subordinated debentures	20,620	12,041	—	12,041	—

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Cash and due from banks	$62,213	$62,213	$62,213	$—	$—
Federal funds sold	20,499	$20,499	20,499	—	—
Certificates of deposit investments	6,665	$6,669	6,669	—	—
Available-for-sale securities	508,309	$508,309	60	507,664	585
Loans held for sale	212	$212	—	212	—
Loans net of allowance for loan losses	899,077	$908,281	—	—	908,281
Interest receivable	6,775	$6,775	—	6,775	—
Federal Reserve Bank stock	1,522	$1,522	—	1,522	—
Federal Home Loan Bank stock	3,293	$3,293	—	3,293	—
Financial Liabilities
Deposits	$1,274,065	$1,275,127	$—	$1,066,788	$208,339
Securities sold under agreements to repurchase	113,484	$113,490	—	113,490	—
Interest payable	341	$341	—	341	—
Federal Home Loan Bank borrowings	5,000	$5,719	—	5,719	—
Junior subordinated debentures	20,620	$11,386	—	11,386	—

Note 12 -- Deferred Compensation Plan

The Company follows the provisions of ASC 710, for purposes of the First Mid-Illinois Bancshares, Inc. Deferred Compensation Plan (“DCP”).  At December 31, 2013, the Company classified the cost basis of its common stock issued and held in trust in connection with the DCP of approximately $3,234,000 as treasury stock.  The Company also classified the cost basis of its related deferred compensation obligation of approximately $3,234,000 as an equity instrument (deferred compensation).

The DCP was effective as of June 1984. The purpose of the DCP is to enable directors, advisory directors, and key employees the opportunity to defer a portion of the fees and cash compensation paid by the Company as a means of maximizing the effectiveness and flexibility of compensation arrangements.  The Company invests all participants’ deferrals in shares of common stock. Dividends paid on the shares are credited to participants’ DCP accounts and invested in additional shares.  During 2013 and 2012 the Company issued 12,700 common shares and 6,048 common shares, respectively, pursuant to the DCP.

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

A maximum of 300,000 shares are authorized under the SI Plan. This amount reflects the Company’s stock split which occurred on June 29, 2007. Options to acquire shares are awarded at an exercise price equal to the fair market value of the shares on the date of grant and have a 10-year term.  Options granted to employees vested over a four-year period and options granted to directors vested at the time they were issued. Prior to December 31, 2008, the Company had awarded 59,500 shares as stock options under the SI Plan. During 2013, 2012 and 2011, the Company awarded 14,054 shares, 15,162 shares and 17,409 shares, respectively as 50% Stock Awards and 50% Stock Unit Awards under the LTIP of the SI Plan.

The fair value of options granted was estimated on the grant date using the Black-Scholes option-pricing model. Expected volatility was based on historical volatility of the Company’s stock and other factors.  The Company used historical data to estimate option exercises and employee termination within the valuation model; separate groups of employees who had similar historical exercise behavior were considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represented the period of time that options granted were expected to be outstanding.  The risk-free rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant. There were no options granted during 2013, 2012 or 2011.

The following table summarizes the compensation cost, net of forfeitures, related to stock-based compensation for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Stock and stock unit awards:
Pre-tax compensation expense	$339	$210	$92
Income tax benefit	(118)	(73)	(32)
Stock and stock unit awards expense, net of income taxes	$221	$137	$60
Stock options:
Pre-tax compensation expense	$—	$17	$52
Income tax benefit	—	(6)	(1)
Stock options expense, net of income taxes	$—	$11	$51
Total share-based compensation:
Pre-tax compensation expense	$339	$227	$144
Income tax benefit	(118)	(79)	(33)
Total share-based compensation expense, net of income taxes	$221	$148	$111

A summary of option activity under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2013, 2012 and 2011, and changes during the years then ended is presented below:

	2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	176,625	$24.88
Granted	0	$0.00
Exercised	(39,373)	$20.67
Forfeited or expired	(8,502)	$24.34
Outstanding, end of year	128,750	$26.20	2.42	$—
Exercisable, end of year	128,750	$26.20	2.44	$—

The total intrinsic value of options exercised during 2013 was $75,000. Stock options for 128,750 shares of common stock were not considered in computing the aggregate intrinsic value of outstanding shares and exercisable shares for 2013 because they were anti-dilutive.

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

A summary of the status of the Company’s shares subject to unvested options under the SI Plan and the 1997 Stock Incentive Plan as of December 31, 2013, 2012 and 2011, and changes during the years then ended, is presented below:

	2013		2012		2011
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested, beginning of year	6,625	$2.51	20,875	$3.16	35,125	$3.29
Granted	0	$0	0	$0	0	$0
Vested	(6,375)	$3.47	(14,250)	$3.47	(14,250)	$3.47
Forfeited	(250)	$3.68	0	$0	0	$0.00
Unvested, end of year	0	$0.00	6,625	$2.51	20,875	$3.16

As of December 31, 2013, 2012 and 2011, there was $0, $0 and $17,000, respectively, of total unrecognized compensation cost related to unvested options granted under the SI Plan and the 1997 Stock Incentive Plan.  The total fair value of shares subject to options that vested during the years ended December 31, 2013, 2012 and 2011, was $17,000, $49,000, and $49,000, respectively . The following table summarizes information about stock options under the SI Plan outstanding at December 31, 2013:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$22.50 to $24.50	25,500	4.96	$23.00	25,500	$23.00
$24.50 to $26.50	29,000	3.95	$26.10	29,000	$26.10
Above $26.50	74,250	0.95	$27.33	74,250	$27.33
	128,750	2.44	$26.20	128,750	$26.20

In September 2011, as part of the LTIP approval, the Board approved a form of Stock Award/Stock Unit Award Agreement and a form of Stock Unit Award Agreement.  These forms set forth the terms and conditions of the Stock Awards and Stock Units granted to participants in the Plan as part of their Annual Performance Award and Cumulative Performance Award.  Each of the Annual Performance Award and Cumulative Performance Award consists of Stock Awards (50%) and Stock Units (50%), except that Awards to retirement-eligible employees are made 100% in Stock Units.  The target number of shares subject to the Stock Awards and/or Stock Units is adjusted by the Board at the end of each applicable performance period based on the actual level of attainment of performance goals previously set by the Board.  The Annual Performance Award has a one-year performance period and vest over four years. The Cumulative Performance Award has a three-year performance period and vest at the end of the three-year period.  Stock Awards are settled in shares while Stock Units are settled in cash (although Stock Units held by retirement-eligible employees are settled half in shares and half in cash).  The following table summarizes non-vested stock and stock unit activity for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value	Shares	Weighted-avg Grant-date Fair Value
Nonvested, beginning of year	25,337	$22.16	15,096	$18.70	0	$0.00
Granted	14,054	$23.46	15,162	$25.50	17,409	$18.70
Vested	(14,592)	$20.01	(4,179)	$21.84	(2,313)	$18.70
Forfeited	0	$0.00	(742)	$21.87	0	$0.00
Nonvested, end of year	24,799	$24.16	25,337	$22.16	15,096	$18.70
Fair value of shares vested		$329,721		$91,259		$42,675

The fair value of the awards is amortized to compensation expense over the vesting periods of the awards (four years for annual awards and three years for cumulative awards) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest.  As of December 31, 2013, 2012 and 2011, there was $470,000, $400,000, and $216,000, respectively, of total unrecognized compensation cost related to unvested stock and stock unit awards under the SI.  That cost is expected to be recognized over the remaining three-year period.

Note 14 -- Retirement Plans

The Company has a defined contribution retirement plan which covers substantially all employees and which provides for a Company contribution equal to 4% of each participant’s compensation and a Company matching contribution of up to 50% of the first 4% of pre-tax contributions made by each participant.  Employee contributions are limited to the 402(g) limit of compensation.  The total expense for the plan amounted to $1,029,000, $1,070,000 and $930,000 in 2013, 2012 and 2011, respectively.  The Company also has two agreements in place to pay $50,000 annually for 20 years from the retirement date to the surviving spouse of a deceased former senior officer of the Company and to one senior officer that retired December 31, 2013.  Total expense under these two agreements amounted to $17,000, $35,000 and $55,000 in 2013, 2012 and 2011, respectively. The current liability recorded for these two agreements was $871,000 and $904,000, as of December 31, 2013 and 2012, respectively.

Note 15 -- Income Taxes

The components of federal and state income tax expense for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Current
Federal	$5,899	$6,247	$5,558
State	1,976	1,933	1,641
Total Current	7,875	8,180	7,199
Deferred
Federal	750	219	(435)
State	221	11	(235)
Total Deferred	971	230	(670)
Total	$8,846	$8,410	$6,529

Recorded income tax expense differs from the expected tax expense (computed by applying the applicable statutory U.S. federal tax rate of 35% to income before income taxes).  During 2013, 2012 and 2011, the Company was in a graduated tax rate position.  The principal reasons for the difference are as follows:

	2013	2012	2011
Expected income taxes	$8,249	$7,852	$6,265
Effects of:
Tax-exempt income	(877)	(761)	(618)
Nondeductible interest expense	9	14	16
State taxes, net of federal taxes	1,429	1,264	914
Other items	36	41	52
Effect of marginal tax rate	—	—	(100)
Total	$8,846	$8,410	$6,529

In 2011, the State of Illinois increased the corporate income tax rate from 7.3% to 9.5%. Tax expense recorded by the Company during 2013, 2012 and 2011 did not include any interest or penalties. Tax returns filed with the Internal Revenue Service and Illinois Department of Revenue are subject to review by law under a three-year statute of limitations. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2010.

The tax effects of the temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,348	$4,753
Available-for-sale investment securities	5,353	—
Deferred compensation	1,070	1,014
Supplemental retirement	351	365
Core deposit premium amortization	255	192
Interest on non-accrual loans	31	93
Other-than-temporary impairment on securities	449	1,610
Expense from other real estate properties held for sale	—	46
Deferred loan costs	—	96
Other	407	346
Total gross deferred tax assets	13,264	8,515
Deferred tax liabilities:
Deferred loan costs	110	—
Goodwill	3,004	2,534
Prepaid expenses	258	260
FHLB stock dividend	285	285
Depreciation	731	786
Purchase accounting	66	168
Accumulated accretion	33	87
Available-for-sale investment securities	—	2,903
Total gross deferred tax liabilities	4,487	7,023
Net deferred tax assets	$8,777	$1,492

Net deferred tax assets are recorded in other assets on the consolidated balance sheets. No valuation allowance related to deferred tax assets was recorded at December 31, 2013 and 2012 as management believes it is more likely than not that the deferred tax assets will be fully realized.

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

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, First Mid Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2013.  As of December 31, 2013, approximately $40.4 million was available to be paid as dividends to the Company by First Mid Bank.  Notwithstanding the availability of funds for dividends, however, the OCC may prohibit the payment of any dividends by First Mid Bank if the OCC determines that such payment would constitute an unsafe or unsound practice.

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

The off-balance sheet financial instruments whose contract amounts represent credit risk at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Unused commitments and lines of credit:
Commercial real estate	$23,770	$27,800
Commercial operating	139,395	132,040
Home equity	24,071	25,255
Other	52,251	46,430
Total	$239,487	$231,525
Standby letters of credit	$4,732	$3,351

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of customers to third parties.  Standby letters of credit are primarily issued to facilitate trade or support borrowing arrangements and generally expire in one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers.  The maximum amount of credit that would be extended under letters of credit is equal to the total off-balance sheet contract amount of such instrument at December 31, 2013 and 2012. The Company's deferred revenue under standby letters of credit was nominal.

Note 18 -- Related Party Transactions

Certain officers, directors and principal stockholders of the Company and its subsidiaries, their immediate families or their affiliated companies (“related parties”) have loans with one or more of the subsidiaries.  These loans are made in the ordinary course of business on substantially the same terms, including interest and collateral, as those prevailing for comparable transactions with others. Loans to related parties totaled approximately $24,539,000 and $21,638,000 at December 31, 2013 and 2012, respectively.  Activity during 2013 and 2012 was as follows:

	2013	2012
Beginning balance	$21,638	$21,220
New loans	9,380	8,199
Loan repayments	(6,479)	(7,781)
Ending balance	$24,539	$21,638

Deposits from related parties held by First Mid Bank at December 31, 2013 and 2012 totaled $49,435,000 and $41,904,000, respectively.

Note 19 -- Leases

The Company has several noncancellable operating leases, primarily for property rental of banking buildings.  These leases are for terms from one year to fifteen years and generally contain renewal options for periods ranging from one year to five years.  Rental expense for these leases was $1,297,000, $1,293,000 and $1,331,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  Future minimum lease payments under operating leases are:

Operating Leases
2014	$1,210
2015	506
2016	505
2017	275
2018	275
Thereafter	757
Total minimum lease payments	$3,528

Note 20 -- Parent Company Only Financial Statements

Presented below are condensed balance sheets, statements of income and cash flows for the Company:

First Mid-Illinois Bancshares, Inc. (Parent Company)
Balance Sheets	December 31,
	2013	2012
Assets
Cash	$2,645	$11,658
Premises and equipment, net	2,935	3,012
Investment in subsidiaries	164,311	162,674
Other assets	2,584	2,415
Total Assets	$172,475	$179,759
Liabilities and Stockholders’ equity
Liabilities
Dividends payable	$1,104	$1,104
Debt	20,620	20,620
Other liabilities	1,370	1,348
Total Liabilities	23,094	23,072
Stockholders’ equity	149,381	156,687
Total Liabilities and Stockholders’ equity	$172,475	$179,759

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Income and Comprehensive Income	Years ended December 31,
	2013	2012	2011
Income:
Dividends from subsidiaries	$1,438	$1,438	$938
Other income	64	64	40
Total income	1,502	1,502	978
Operating expenses	2,233	2,519	2,414
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(731)	(1,017)	(1,436)
Income tax benefit	876	990	1,005
Income (loss) before equity in undistributed earnings of subsidiaries	145	(27)	(431)
Equity in undistributed earnings of subsidiaries	14,577	14,052	11,803
Net income	$14,722	$14,025	$11,372
Comprehensive income	$1,798	$15,421	$16,586

First Mid-Illinois Bancshares, Inc. (Parent Company)
Statements of Cash Flows	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$14,722	$14,025	$11,372
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, amortization, accretion, net	116	114	71
Dividends received from subsidiary	1,438	1,438	938
Equity in undistributed earnings of subsidiaries	(14,577)	(14,052)	(11,803)
Increase in other assets	(1,512)	(1,436)	(3,283)
Increase in other liabilities	180	319	128
Net cash provided by (used in) operating activities	367	408	(2,577)
Cash flows from financing activities:
Repayment of short-term debt	—	(8,250)	—
Proceeds from short-term debt	—	—	8,250
Proceeds from issuance of preferred stock	—	8,250	19,150
Proceeds from issuance of common stock	1,303	1,255	406
Purchase of treasury stock	(4,619)	(3,912)	(2,385)
Dividends paid on preferred stock	(4,050)	(3,788)	(2,990)
Dividends paid on common stock	(2,014)	(2,843)	(1,697)
Net cash provided by (used in) financing activities	(9,380)	(9,288)	20,734
Increase (decrease) in cash	(9,013)	(8,880)	18,157
Cash at beginning of year	11,658	20,538	2,381
Cash at end of year	$2,645	$11,658	$20,538

Note 21 -- Quarterly Financial Data - Unaudited

The following table presents summarized quarterly data for each of the two years ended December 31, 2013 and 2012:

	Quarters ended in 2013
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,202	$13,206	$13,446	$13,605
Interest expense	998	865	824	848
Net interest income	12,204	12,341	12,622	12,757
Provision for loan losses	480	252	975	486
Net interest income after provision for loan losses	11,724	12,089	11,647	12,271
Other income	4,550	4,714	5,697	4,380
Other expense	10,612	10,918	11,082	10,892
Income before income taxes	5,662	5,885	6,262	5,759
Income taxes	2,134	2,220	2,352	2,140
Net income	3,528	3,665	3,910	3,619
Dividends on preferred shares	1,104	1,105	1,104	1,104
Net income available to common stockholders	$2,424	$2,560	$2,806	$2,515
Basic earnings per common share	$0.41	$0.43	$0.47	$0.43
Diluted earnings per common share	$0.41	$0.43	$0.47	$0.42

	Quarters ended in 2012
	March 31	June 30	September 30	December 31
Selected operations data:
Interest income	$13,948	$13,958	$13,958	$13,903
Interest expense	1,895	1,700	1,348	1,214
Net interest income	12,053	12,258	12,610	12,689
Provision for loan losses	615	416	720	896
Net interest income after provision for loan losses	11,438	11,842	11,890	11,793
Other income	4,580	4,497	4,523	4,710
Other expense	10,617	10,782	10,562	10,877
Income before income taxes	5,401	5,557	5,851	5,626
Income taxes	2,011	2,078	2,204	2,117
Net income	3,390	3,479	3,647	3,509
Dividends on preferred shares	939	1,105	1,104	1,104
Net income available to common stockholders	$2,451	$2,374	$2,543	$2,405
Basic earnings per common share	$0.41	$0.39	$0.42	$0.40
Diluted earnings per common share	$0.41	$0.39	$0.42	$0.40

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited the accompanying consolidated balance sheets of First Mid-Illinois Bancshares, Inc.  as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Mid-Illinois Bancshares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Decatur, Illinois
March 6, 2014

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2013, were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework (1992).”  Based on the assessment, management determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective, based on those criteria.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by BKD, LLP, an independent registered public accounting firm, as stated in their report following.

March 6, 2014
Joseph R. Dively
President and Chief Executive Officer

 Michael L. Taylor
Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
First Mid-Illinois Bancshares, Inc.
Mattoon, Illinois

We have audited First Mid-Illinois Bancshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Mid-Illinois Bancshares, Inc.  maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Mid-Illinois Bancshares, Inc. and our report dated March 6, 2014 expressed an unqualified opinion thereon.

Decatur, Illinois
March 6, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 with respect to directors and director nominees is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the captions “Proposal 1 – Election of Directors,” “Corporate Governance Matters” and “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to executive officers is incorporated by reference to Part I hereof under the caption “Supplemental Item – Executive Officers of the Company” and to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the caption “Section 16 – Beneficial Ownership Reporting Compliance.”

The information called for by Item 10 with respect to audit committee financial expert is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the captions “Audit Committee” and “Report of the Audit Committee to the Board of Directors.”

The information called for by Item 10 with respect to corporate governance is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the caption “Corporate Governance Matters.”

The Company has adopted a code of conduct for directors, officers, and employees including senior financial management of the Company.  This code of conduct is posted on the Company’s website.  In the event that the Company amends or waives any provisions of this code of conduct, the Company intends to disclose the same on its website at www.firstmid.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the captions “Executive Compensation,” “Non-qualified Deferred Compensation,” "Potential Payments Upon Termination or Change in Control of the Company,” “Director Compensation,” "Corporate Governance Matters – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 with respect to equity compensation plans is provided in the table below.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)		Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders:
(A) Deferred Compensation Plan	—		—		379,706	(1)
(B) Stock Incentive Plan	128,750	(2)	$26.20	(3)	196,739	(4)
Equity compensation plans not approved by security holders (5)	—		—		—
Total	128,750		$26.20		576,445

(1)	Consists of shares issuable with respect to participant deferral contributions invested in common stock.

(2)	Consists of stock options.

(3)	Represents the weighted-average exercise price of outstanding stock options.

(4)	Consists of stock option and/or restricted stock.

(5)	The Company does not maintain any equity compensation plans not approved by stockholders.

The Company’s equity compensation plans approved by security holders consist of the Deferred Compensation Plan and the Stock Incentive Plan.  Additional information regarding each plan is available in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Plans” and Note 13 – Stock Incentive Plan herein.

The information called for by Item 12 with respect to security ownership is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the caption “Voting Securities and Principal Holders Thereof.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters – Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of the Company’s shareholders under the caption “Fees of Independent Auditors.”

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) -- Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules of the Company are filed as part of this document under Item 8.

Financial Statements and Supplementary Data:

•	Consolidated Balance Sheets -- December 31, 2013 and 2012

•	Consolidated Statements of Income -- For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income -- For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity -- For the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows -- For the Years Ended December 31, 2013, 2012 and 2011.

(a)(3) – Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index that follows the Signature Page and immediately precedes the exhibits filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MID-ILLINOIS BANCSHARES, INC.
(Registrant)

Date:  March 6, 2014
Joseph R. Dively
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 6th day of March 2014, by the following persons on behalf of the Company and in the capacities listed.

Signature and Title
Joseph R. Dively, Chairman of the Board,
President and Chief Executive Officer and Director
(Principal Executive Officer)

Michael L. Taylor, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Holly A. Bailey, Director
Steven L. Grissom, Director
 Benjamin I. Lumpkin, Director

Gary W. Melvin, Director
William S. Rowland, Director

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

10.2
Amended and Restated Employment Agreement between the Company and Joseph R. Dively
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 24, 2013.

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

10.10
Employment Agreement between the Company and Christopher L. Slabach
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 18, 2013.

10.11
Amended and Restated Deferred Compensation Plan
Incorporated by reference to Exhibit 10.4 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

Exhibit Index to Annual Report on Form 10-K
Exhibit Number	Description and Filing or Incorporation Reference
10.12	2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2007.
10.13	First Amendment to 2007 Stock Incentive Plan Incorporated by reference to Exhibit 10.12 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2009.
10.14	1997 Stock Incentive Plan Incorporated by reference to Exhibit 10.5 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 1998.
10.15
Form of 2007 Stock Incentive Plan Stock Option Agreement
Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on December 12, 2007.

10.16	Form of Stock Award/Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.17	Form of Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to First Mid-Illinois Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on September 27, 2011.
10.18	Supplemental Executive Retirement Plan Incorporated by reference to Exhibit 10.8 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended December 31, 2005.
10.19
First Amendment to Supplemental Executive Retirement Plan
Incorporated by reference to Exhibit 10.9 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the for the year ended
December 31, 2005.

10.2
Participation Agreement  (as Amended and Restated) to Supplemental Executive Retirement Plan between the Company and
William S. Rowland
Incorporated by reference to Exhibit 10.10 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.21	Description of Incentive Compensation Plan Incorporated by reference to Exhibit 10.16 to First Mid-Illinois Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.
11.1	Statement re: Computation of Earnings Per Share (Filed herewith)
21.1	Subsidiaries of the Company (Filed herewith)
23.1	Consent of BKD LLP (Filed herewith)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)